Form 10-Q
period 2015-03-31
Virtu Financial, Inc.
filed 2015-05-29
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number:  001-37352

Virtu Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Third Avenue, 29th Floor New York, New York 10022-0100	10022
(Address of principal executive offices)	(Zip Code)

(212) 418-0100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of May 29, 2015
Class A common stock, par value $0.00001 per share	34,305,052
Class C common stock, par value $0.00001 per share	24,531,817
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

The financial statements and other disclosures contained in this report include those of Virtu Financial, Inc. (“we” or the “Registrant”), which is the registrant, and those of Virtu Financial LLC (“Virtu Financial”), which became the principal operating subsidiary of the Registrant in a series of reorganization transactions that were completed subsequent to March 31, 2015 (the “Reorganization Transactions”) in connection with our initial public offering (“IPO”), which was completed on April 21, 2015. Accordingly, because we had no substantial assets or activities (except for activities relating to our IPO) as of March 31, 2015 and because the Reorganization Transactions had not been completed as of such date, we believe that it is informative to provide the financial statements and various other disclosures of Virtu Financial as of March 31, 2015 and for the quarters ended March 31, 2015 and 2014. For more information regarding the transactions described above, see Note 15, “Subsequent Events,” to our financial statements contained in this quarterly report on Form 10-Q.

Virtu Financial, Inc.

Condensed Statements of Financial Condition

As of March 31, 2015 and December 31, 2014

(Unaudited)

	As of
		December 31,
	March 31, 2015	2014
Assets
Cash	$545	$545
Deferred tax benefit	4,744	4,744
Total assets	$5,289	$5,289

Liabilities
Payable to affiliate	$14,000	$14,000
Total liabilities	$14,000	$14,000

Stockholder’s equity (deficit)
Class A common stock, $0.00001 par value - 1,000 shares authorized, 100 shares issued and outstanding	$—	$—
Accumulated deficit	(8,811)	(8,811)
Additional paid-in capital	100	100
Total stockholder’s equity/(deficit)	$(8,711)	$(8,711)

Total liabilities and stockholder’s equity/(deficit)	$5,289	$5,289

See accompanying notes to the unaudited condensed financial statements.

Virtu Financial, Inc.

Condensed Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating Expenses:
Operations and administrative	$—	$13,555

Income (loss) before income taxes	—	(13,555)

Provision (benefit) for income taxes	—	(4,744)

Net income (loss)	$—	$(8,811)

See accompanying notes to the unaudited condensed financial statements.

Virtu Financial, Inc.

Condensed Statement of Changes in Stockholder’s Equity/(Deficit)

For the Three Months Ended March 31, 2015

(Unaudited)

		Additional		Total
	Class A	paid-in	Accumulcated	Stockholder’s
	Common Stock	Capital	Deficit	Equity
Balance at December 31, 2014	100	100	(8,811)	(8,711)
Net income (loss)	—	—	—	—
Balance at March 31, 2015	100	$100	$(8,811)	$(8,711)

See accompanying notes to the unaudited condensed financial statements.

Virtu Financial, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$—	$(8,811)

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	—	(4,744)
Changes in operating assets and liabilities:
Payable to affiliate	—	14.000
Net cash provided by operating activities	—	445

Cash flows from financing activities
Capital contribution	—	—

Net increase in Cash	—	445
Cash, beginning of period	545	100
Cash, end of period	$545	$545

See accompanying notes to the unaudited condensed financial statements.

Virtu Financial, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.              Organization

Virtu Financial, Inc. (the ‘‘Company’’) was formed as a Delaware corporation on October 16, 2013. The Company’s fiscal year end is December 31. The Company was formed for the purpose of completing certain reorganization transactions, in order to carry on the business of Virtu Financial LLC and conducting a public offering. The Company will be the sole managing member of Virtu Financial LLC and will operate and control all of the businesses and affairs of Virtu Financial LLC and, through Virtu Financial LLC and its subsidiaries, continue to conduct the business now conducted by such subsidiaries.

2.              Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

3.              Related-Party Transactions

The Company may receive funding from affiliates in the ordinary course of business. As of March 31, 2015, and December 31, 2014, the Company had a payable of $14,000 and $14,000 to its affiliates, respectively.

4.              Income Taxes

The Company is subject to taxes at the U.S. federal statutory rate of 35%. For the three months ended March 31, 2015 and 2014, the Company recognized income tax benefits of $0 and $4,744, respectively, due to current losses. A deferred tax asset relating to the carryforward losses has been recognized in the amount of $4,744 and $4,744 as of March 31, 2015 and December 31, 2014, respectively. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized.

5.              Stockholder’s Equity

VFH Parent LLC, a wholly owned subsidiary of Virtu Financial LLC, is the sole stockholder of the Company, and contributed $100 to the Company on October 17, 2013 to purchase 100 shares of Class A common stock. Holders of Class A common stock shall be entitled to one vote for each share of Class A common stock held on all matters submitted to stockholders for vote, consent or approval.

6.              Subsequent Events

Refer to Footnote 15, “Subsequent Events” in the Virtu Financial LLC financial statements for information regarding the Company’s reorganization transactions (which were completed on April 15, 2015) initial public offering (which was completed on April 21, 2015) as well as the use of proceeds from such offering, the amendment to VFH Parent’s credit facility entered into on April 15, 2015 and the adoption of the 2015 Management Incentive Plan on April 21, 2015.

Virtu Financial LLC and Subsidiaries

Condensed Consolidated Statements of Financial Condition

as of March 31, 2015 and December 31, 2014

(Unaudited)

	Pro Forma	As of
	As of March 31,	March 31,	December 31,
(in thousands, except interest data)	2015	2015	2014
	(Note 1)
Assets
Cash and cash equivalents		$66,571	$75,864
Securities borrowed		691,084	484,934
Securities purchased under agreements to resell		272	31,463
Receivables from broker dealers and clearing organizations		461,181	387,652
Trading assets, at fair value:
Financial instruments owned		1,580,274	1,307,933
Financial instruments owned and pledged		496,833	236,375
Property, equipment and capitalized software (net of accumulated depreciation of $93,142 and $84,579 as of March 31, 2015 and December 31, 2014, respectively)		41,775	44,644
Goodwill		715,379	715,379
Intangibles (net of accumulated amortization)		1,362	1,414
Other assets ($8,679 and $8,205, at fair value, as of March 31, 2015 and December 31, 2014, respectively)		44,774	33,800
Total assets	$4,099,505	$4,099,505	$3,319,458

Liabilities, redeemable membership interest and members’ equity
Liabilities
Securities loaned		$956,897	$497,862
Securities sold under agreements to repurchase		10,973	2,006
Payables to broker dealers and clearing organizations		726,085	686,203
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased		1,292,280	1,037,634
Accounts payable and accrued expenses and other liabilities	217,383	117,383	93,331
Senior secured credit facility		496,100	495,724
Total liabilities	$3,699,718	$3,599,718	$2,812,760

Class A-1 redeemable membership interest	294,433	294,433	294,433

Members’ equity
Class A-1 - Authorized and Issued - 1,964,826 and 1,964,826 interests, Outstanding - 1,964,826 and 1,964,826 interests, at March 31, 2015 and December 31, 2014, respectively		19,648	19,648
Class A-2 - Authorized and Issued - 101,387,750 and 101,381,332 interests, Outstanding - 99,848,589 and 99,855,666 interests at March 31, 2015 and December 31, 2014, respectively		287,983	287,705
Accumulated deficit	(193,939)	(93,939)	(91,383)
Accumulated other comprehensive loss		(8,338)	(3,705)
Total members’ equity	$105,354	$205,354	$212,265

Total liabilities, redeemable membership interest and members’ equity	$4,099,505	$4,099,505	$3,319,458

See accompanying notes to the unaudited condensed consolidated financial statements.

 Virtu Financial LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

for the Three Months Ended March 31, 2015

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2015	2014

Revenues:
Trading income, net	$213,930	$165,163
Interest and dividends income	5,182	5,555
Technology services	2,416	2,577
Total revenue	221,528	173,295

Operating Expenses:
Brokerage, exchange and clearance fees, net	61,138	54,434
Communication and data processing	17,943	15,807
Employee compensation and payroll taxes	26,900	21,613
Interest and dividends expense	9,566	10,463
Operations and administrative	5,762	5,771
Depreciation and amortization	9,663	6,482
Amortization of purchased intangibles and acquired capitalized software	53	53
Acquisition related retention bonus	—	1,266
Termination of office leases	2,729	—
Financing interest expense on senior secured credit facility	7,602	7,551
Total operating expenses	141,356	123,440

Income before income taxes	80,172	49,855

Provision for income taxes	2,728	966

Net income	$77,444	$48,889

Other Comprehensive Income, net of taxes:
Foreign exchange translation adjustment	(4,633)	48

Comprehensive Income	$72,811	$48,937

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Members’ Equity

for the Three Months Ended March 31, 2015

(Unaudited)

	Class A-1		Class A-2		Accumulated	Accumulated Other Comprehensive	Total Members’	Class A-1 Redeemable
(in thousands, except per interest data)	Interests	Amounts	Interests	Amounts	Deficit	Loss	Equity	Interest
Balance at December 31, 2014	1,964,826	$19,648	99,855,666	$287,705	$(91,383)	$(3,705)	$212,265	$294,433
Share based compensation	—	—	6,418	375	—	—	375	—
Repurchase of Class A-2 interests	—	—	(13,495)	(97)	—	—	(97)	—
Distribution to members	—	—	—	—	(80,000)	—	(80,000)	—
Foreign exchange translation adjustment	—	—	—	—	—	(4,633)	(4,633)	—
Net income	—	—	—	—	77,444	—	77,444	—
Balance at March 31, 2015	1,964,826	$19,648	99,848,589	$287,983	$(93,939)	$(8,338)	$205,354	$294,433

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash flows from operating activities
Net Income	$77,444	$48,889

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,663	6,482
Amortization of purchased intangibles and acquired capitalized software	53	53
Amortization of debt issuance costs and deferred financing fees	376	350
Termination of office leases	2,729	—
Share based compensation	5,375	4,787
Deferred income taxes	713	—
Other	(501)	243
Changes in operating assets and liabilities:
Securities borrowed	(206,150)	285,402
Securities purchased under agreements to resell	31,191	100,236
Receivables from broker dealers and clearing organizations	(73,529)	(307,192)
Trading assets, at fair value	(532,799)	76,381
Other assets	(11,189)	(7,908)
Securities loaned	459,035	(148,831)
Securities sold under agreements to repurchase	8,967	(1,939)
Payables to broker dealers and clearing organizations	39,882	(218,969)
Trading liabilities, at fair value	254,646	248,168
Accounts payable and accrued expenses and other liabilities	16,347	8,070
Net cash provided by operating activities	82,253	94,222

Cash flows from investing activities
Development of capitalized software	(2,251)	(2,579)
Acquisition of property and equipment	(4,065)	(5,418)
Net cash used in investing activities	(6,316)	(7,997)

Cash flows from financing activities
Member distributions	(80,000)	(45,000)
Repurchase of Class A-2 interests	(597)	(44)
Repayment of short term borrowings	—	(37,800)
Repayment of senior secured credit facility	—	(1,275)
Net cash used in financing activities	(80,597)	(84,119)

Effect of exchange rate changes on Cash and cash equivalents	(4,633)	48

Net increase (decrease) in Cash and cash equivalents	(9,293)	2,154
Cash and cash equivalents, beginning of period	75,864	66,010
Cash and cash equivalents, end of period	$66,571	$68,164

Supplementary disclosure of cash flow information
Cash paid for interest	$14,015	$18,001

Non-cash investing activities
Compensation to developers subject to capitalization of software (of which $478 and $480 were capitalized for the three months ended March 31, 2015 and 2014, respectively)	1,278	1,278

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial LLC and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Virtu Financial LLC (“Virtu Financial” or, collectively with its wholly owned subsidiaries, the “Company”) was formed as a Delaware limited liability company on April 8, 2011 in connection with a corporate reorganization and acquisition of the outstanding equity interests of Madison Tyler Holdings, LLC (“MTH”), an electronic trading firm and market maker. In connection with the reorganization, the members of Virtu Financial’s predecessor entity, Virtu Financial Operating LLC (“VFO”), a Delaware limited liability company formed on March 19, 2008, exchanged their interests in VFO for interests in Virtu Financial and the members of MTH exchanged their interests in MTH for cash and/or interests in Virtu Financial. Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), a self-clearing US broker-dealer, Virtu Financial Capital Markets LLC (“VFCM”), a self-clearing US broker-dealer and designated market maker on the New York Stock Exchange (“NYSE”) and the NYSE MKT (formerly NYSE Amex), Virtu Financial Global Markets LLC (“VFGM”), a US trading entity focused on futures and currencies, Virtu Financial Ireland Limited (“VFIL”), formed in Ireland, Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia, and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore. VFCM became a designated market maker (“DMM”) in connection with its acquisition of certain assets of Cohen Capital Group LLC (“CCG”) on December 9, 2011.

The Company is a technology-enabled market maker and liquidity provider. The Company has developed a single, proprietary, multi-asset, multi-currency technology platform through which it provides quotations to buyers and sellers in equities, commodities, currencies, options, fixed income and other securities on numerous exchanges, markets and liquidity pools in numerous countries around the world.

The Company is managed and operated as one business. Accordingly, the Company operates under one reportable segment.

Pro Forma Impact of Distributions in Connection with Initial Public Offering

The Company made a cash distribution of $50.0 million to its members prior to the consummation of Virtu Financial, Inc.’s initial public offering in April 2015 (funded from cash on hand). Additionally, the Company intends to make a further cash distribution of up to $50.0 million to its members following the consummation of such offering. The Company expects that this further distribution will be funded from cash on hand and excess cash held at clearing deposits from broker dealers and clearing organizations.

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). These condensed consolidated financial statements are unaudited and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of March 31, 2015 and December 31, 2014, the results of operations and comprehensive income and cash flows for the three months ended March 31, 2015 and 2014. The condensed consolidated financial statement information as of December 31, 2014 has been derived from the 2014 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Virtu Financial, Inc.’s final prospectus filed with the SEC on April 16, 2015 (the “Prospectus”) for the offering of Class A common stock, par value $0.00001 per share (the “Class A common stock”). See Note 15 to the condensed consolidated financial statements for information regarding the Reorganization Transactions (as defined in Note 15) and Virtu Financial, Inc.’s IPO.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Virtu Financial and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in conformity with US GAAP, which require management to make estimates and assumptions regarding fair value measurements including trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers cash equivalents as highly liquid investments with original maturities of less than three months when acquired. The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits.

Securities Borrowed and Securities Loaned

The Company conducts securities borrowing and lending activities with external counterparties. In connection with these transactions, the Company receives or posts collateral. These transactions are collateralized by cash or securities. In accordance with substantially all of its stock borrow agreements, the Company is permitted to sell or repledge the securities received. Securities borrowed or loaned are recorded based on the amount of cash collateral advanced or received. The initial collateral advanced or received generally approximates or is greater than 102% of the fair value of the underlying securities borrowed or loaned. The Company monitors the fair value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Receivables and payables with the same counterparty are not offset in the condensed consolidated statements of financial condition. For these transactions, the interest received or paid by the Company is recorded gross on an accrual basis under interest and dividends income or interest and dividends expense in the condensed consolidated statements of comprehensive income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

In a repurchase agreement, securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. It is the Company’s policy that its custodian takes possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the repurchase transaction, including accrued interest. For reverse repurchase agreements, the Company typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.

The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty.

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At March 31, 2015 and December 31, 2014, receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company also offsets the outstanding principal balances on all short term credit facilities against amounts receivable from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

In the normal course of business, substantially all of the Company’s securities transactions, money balances, and security positions are transacted with several brokers. The Company is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The Company’s management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Financial Instruments Owned Including Those Pledged as Collateral and Financial Instruments Sold, Not Yet Purchased

The Company carries financial instruments owned, including those pledged as collateral, and financial instruments sold, not yet purchased at fair value. Gains and losses arising from financial instrument transactions are recorded net on a trade-date basis in trading income on the condensed consolidated statements of comprehensive income.

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

At March 31, 2015 and December 31, 2014, substantially all of Company’s financial assets and liabilities, except for long-term borrowings and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value.

The Company’s assets and liabilities have been categorized based upon a fair value hierarchy in accordance with ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The recognition of ‘‘block discounts’’ for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market is prohibited. ASC 820-10 requires a three level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each financial instrument is based on the assessment of the transparency and reliability of the inputs used in the valuation of such financial instruments at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers in or out are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the quarters ended March 31, 2015 and 2014.

Derivative Instruments

Derivative instruments used for trading purposes, including economic hedges of trading instruments, are carried at fair value. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying derivative instruments are currencies which are actively traded.

Derivative instruments used for economic hedging purposes include futures, forward contracts, and options. Unrealized gains or losses on these derivative instruments are recognized currently in the Condensed Consolidated Statements of comprehensive income as trading income, net. The Company does not apply hedge accounting as defined in ASC 815, Derivatives and Hedging; accordingly all derivative instruments are recorded at fair value with changes in fair values reflected in earnings.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, except for the assets acquired in connection with the acquisition of MTH which were recorded at fair value on the date of acquisition. Depreciation is provided using the straight-line method over estimated useful lives of the underlying asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that appreciably extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

2. Summary of Significant Accounting Policies (Continued)

The useful lives of furniture and fixtures are as follows:

Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	7 years or length of lease term, whichever is shorter

Capitalized Software

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal-use software. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

The Company’s capitalized software development costs were approximately $2.7 million and $3.1 million for the quarters ended March 31, 2015 and 2014, respectively.  The related amortization expense was approximately $2.5 million and $2.6 million for the quarters ended March 31, 2015 and 2014, respectively. Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software on the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of our acquisitions. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We operate in one operating segment, which is our only reporting unit.

The goodwill impairment test is a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed. The second step is used to measure the amount of impairment loss, if any, and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.

The primary valuation methods we use to estimate the fair value of our reporting unit are the income and market approaches. In applying the income approach, projected available cash flows and the terminal value are discounted to present value to derive an indication of fair value of the business enterprise. The market approach compares the reporting unit to selected reasonably similar publicly-traded companies.

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. There were no triggering events that would have caused the Company to assess goodwill for impairment during the three months ended March 31, 2015 and 2014.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and if impaired, written down to fair value.

2. Summary of Significant Accounting Policies (Continued)

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value, in accordance with ASC 940-340, Financial Services — Broker and Dealers. Exchange stock includes shares that entitles the Company to certain trading privileges. The shares are marked to market with the corresponding gain or loss recorded in the condensed consolidated statements of comprehensive income. The Company’s exchange memberships and stock are included in other assets on the condensed consolidated statements of financial condition.

Trading Income

Trading income is comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased are recorded on the trade date and reported on a net basis in the condensed consolidated statements of comprehensive income.

Interest and Dividends Income/Interest and Dividends Expense

Interest income and interest expense are accrued in accordance with contractual rates. Interest income consists of interest earned on collateralized financing arrangements and on cash held by brokers. Interest expense includes interest expense from collateralized transactions, margin and related lines of credit. Dividends on financial instruments owned including those pledged as collateral and financial instruments sold, not yet purchased are recorded on the ex-dividend date and interest is recognized on the accrual basis.

Technology Services

Technology services revenues consist of fees paid by third parties for licensing of our proprietary risk management and trading infrastructure technology and provision of associated management and hosting services. These fees include both upfront and annual recurring fees. Revenue from technology services is recognized once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Revenue is recognized ratably over the contractual service period.

Rebates

Rebates consist of volume discounts, credits or payments received from exchanges or other market places related to the placement and/or removal of liquidity from the order flow in the marketplace. Rebates are recorded on an accrual basis and included net within brokerage, exchange and clearance fees in the accompanying condensed consolidated statements of comprehensive income.

Income Taxes

The Company is a limited liability company and is treated as a pass-through entity for United States federal, state, and local income tax purposes. Accordingly, no provision for income taxes is required.

2. Summary of Significant Accounting Policies (Continued)

Certain of the Company’s wholly owned subsidiaries are subject to income taxes in foreign jurisdictions. The provision for income tax is comprised of current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized.

The Company recognizes the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2015 and December 31, 2014 or the results of operations for the three months ended March 31, 2015 and 2014.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to Accounting Standards Update 2011-05, Comprehensive Income.

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the consolidated statements of comprehensive income, but are excluded from reported net income. The Company’s OCI is comprised of foreign currency translation adjustments. Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in other comprehensive income, a separate component of members’ equity.

Share-Based Compensation

The Company accounts for share-based compensation transactions with employees under the provisions of ASC 718, Compensation: Stock Compensation. ASC 718 requires a share-based payment transaction with employees to be measured based on the fair value of equity instruments issued. The fair value of awards issued for compensation is determined by management, with the assistance of an independent third party valuation firm, using a projected annual forfeiture rate, where applicable, on the date of grant. The fair value of share based awards granted to employees is expensed based on the vesting conditions.

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its condensed consolidated financial statements

2. Summary of Significant Accounting Policies (Continued)

Repurchase Agreements - In June, 2014, the FASB released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendment changes the accounting for repurchase financing transactions and for repurchase-to-maturity transactions to secured borrowing accounting.  The accounting changes are effective for the Company beginning in the first quarter of 2015.  The effect of the accounting changes on transactions outstanding as of the effective date are required to be presented as a cumulative effect adjustment to retained earnings as January 1, 2015.  The Company is currently evaluating the impact of the new amendment but believes the effect on the condensed consolidated statements of financial condition and comprehensive income will be immaterial, as the Company currently does not enter into these types of repurchase transactions.  The amendment also requires additional disclosures for repurchase agreements and securities lending transactions regarding the class of collateral pledged and the remaining contractual tenor of the agreements, as well as a discussion of the potential risks associated with the agreements and the related collateral pledged, and how those risks are managed.  Additional disclosures are required for repurchase agreements, securities lending transactions, sales with a total return swap, and other similar transfers of financial assets that are accounted for as a sale.  The additional disclosures are required to be presented beginning in the second quarter of 2015.

Compensation — In June 2014, the Emerging Issues Task Force (the ‘‘EITF’’) of the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 (fiscal year 2016 for the Company). Earlier adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

Going Concern — In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016 (fiscal year 2017 for the Company). Earlier adoption is permitted. The Company will implement this new standard on the required effective date.

Hybrid Financial Instruments — In November 2014, the EITF of the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The ASU requires that for hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. An entity should use judgment based on an evaluation of all the relevant terms and features, and should consider the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015 (fiscal year 2016 for the Company) and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03,  Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for the Company), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of March 31, 2015. The new guidance has been applied on a retrospective basis, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance.  Refer to Note 6 for additional information regarding the impact of this guidance on the Company’s condensed consolidated financial statements.

3. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2015 and 2014.

No goodwill impairment was recognized in the three months ended March 31, 2015 and 2014.

Acquired intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4 to 2.5
ETF issuer relationships	950	269	681	9
ETF buyer relationships	950	269	681	9
	$111,900	$110,538	$1,362

	As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4 to 2.5
ETF issuer relationships	950	243	707	9
ETF buyer relationships	950	243	707	9
	$111,900	$110,486	$1,414

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended March 31, 2015 and 2014, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

4. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Assets
Due from prime brokers	$102,734	$67,556
Deposits with clearing organizations	53,907	29,595
Net equity with futures commission merchants	148,611	155,060
Unsettled trades	37,349	55,929
Securities failed to deliver	118,580	79,512
Total receivables from broker-dealers and clearing organizations	$461,181	$387,652

Liabilities
Due to prime brokers	$178,063	$313,623
Net equity with futures commission merchants	455,112	60,973
Unsettled trades	92,909	311,322
Securities failed to receive	1	285
Total payables to broker-dealers and clearing organizations	$726,085	$686,203

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities of approximately $241.8 million and $183.0 million as of March 31, 2015 and December 31, 2014, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

5. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2015 and December 31, 2014, substantially all of the securities received as collateral have been repledged. Amounts relating to collateralized transactions at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Securities received as collateral:
Securities borrowed	$666,963	$470,553
Securities purchased under agreements to resell	272	31,472
	$667,235	$502,025

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Equities	$482,700	$219,159
Exchange traded notes	14,133	17,216
	$496,833	$236,375

6. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company’s broker-dealer subsidiaries up to a maximum amount of $100.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company’s broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis (1.13% at March 31, 2015 and 1.12% at December 31, 2014).  The Uncommitted Facility has a 364-day term. The Company is party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 which is provided on a committed basis and is available for borrowings by one of the Company’s broker-dealer subsidiaries up to a maximum of the lesser of $50.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company’s election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. As of March 31, 2015 and December 31, 2014, the Company did not have any outstanding principal balance on the Uncommitted Facility or the Committed Facility. Interest expense for the three months ended March 31, 2015 and 2014 was approximately $0.1 million and $0.1 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company entered into a credit facility with a financial institution on April 26, 2010, amended on December 10, 2010 and July 1, 2011. The loan proceeds of the credit facility are available only for meeting the initial margin requirements associated with the Company’s ordinary course futures trading positions held in its trading account with a prime brokerage affiliate of the financial institution, and the amount available for borrowing is the lesser of $35.0 million or 80% of the initial margin requirement. These borrowings are collateralized by the Company’s trading accounts and deposit accounts with the financial institution and its brokerage affiliate. The loan is payable on demand and interest on daily unpaid principal balances bears interest at rate per annum quoted by the financial institution each day (2.13% at March 31, 2015 and 2.05% December 31, 2014). Any balance that is not paid upon demand bears interest at the higher of the rate in effect for such loan plus 2% or the prime rate plus 2%. As of March 31, 2015 and December 31, 2014, the outstanding principal payable balance on the facility was approximately $32.6 million and $26.7 million, respectively, which was recorded as an offset against receivables from broker-dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. Interest expense for the three months ended March 31, 2015 and 2014 was approximately $0.2 million and $0.1 million, respectively.  Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

The Company entered into a $200.0 million credit facility with a financial institution on June 29, 2011 which was increased to $300.0 million on February 17, 2012. The loan proceeds of the credit facility are available only for meeting margin requirements associated with the products traded by the Company in the ordinary course using the financial institution’s affiliate as its prime broker. The credit facility is collateralized by the Company’s trading accounts for these products with the financial institution’s affiliate and bears interest at 1.00% per annum in excess of the federal funds target rate of 0.25% (1.16% at March 31, 2015 and 1.25% at December 31, 2014). The credit facility is subject to certain financial covenants, including minimum account balances and loan ratios, as defined. The outstanding principal balance on the line of credit was approximately $168.5 million and $124.3 million as of March 31, 2015 and December 31, 2014, respectively, and recorded within receivables from broker-dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. Interest expense for the three months ended March 31, 2015 and 2014 was approximately $0.4 million and $0.6 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

The Company entered into a credit facility with a financial institution on August 8, 2011 with approximately $10.0 million available for borrowing. The loan proceeds of the credit facility are available only to finance the Company’s ordinary course securities positions held in its trading account with the financial institution’s prime brokerage affiliate. The credit facility is collateralized by the securities held in such account and bears interest at the rate published by Bank of Mexico on business day immediately preceding the

6. Borrowings (Continued)

date on which the calculation is made. There were no outstanding balances as of March 31, 2015 and December 31, 2014. Interest expense for the three months ended March 31, 2015 and 2014 was approximately $0.3 million and $0, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

The Company entered into a credit facility with a financial institution on March 6, 2013 whereby the loan proceeds of the credit facility are available only for meeting the initial margin requirements associated with the Company’s ordinary course futures trading positions held in its trading account with an affiliate of the financial institution, and the amount available for borrowing is the lesser of $40.0 million or 80% of the initial margin requirement. These borrowings are collateralized by the Company’s trading accounts and deposit accounts with the financial institution and its prime brokerage affiliate. The loan is payable on demand and interest on daily unpaid principal balances bears interest at 2.00% per annum in excess of the interest period average of daily opening federal funds target rate (2.12% at March 31, 2015 and 2.12% at December 31, 2014). As of March 31, 2015 and December 31, 2014, the outstanding principal balance on the line was approximately $38.6 million and $31.9 million, respectively, which was recorded within receivables from broker-dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. Interest expense for the three months ended, March 31, 2015 and 2014 was approximately $0.2 million and $0.1 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

The Company entered into a $20.0 million credit facility with a financial institution on June 24, 2014, amended on December 1, 2014. The loan proceeds of the credit facility are available only for meeting margin requirements associated with the products traded by the Company in the ordinary course using the financial institution’s affiliate as its prime broker. The credit facility is collateralized by the Company’s trading accounts for these products with the financial institution’s affiliate and bears interest at 1.10% per annum in excess of USD LIBOR. The credit facility is subject to certain financial covenants, including minimum account balances and loan ratios, as defined. As of March 31, 2015 and December 31, 2014, the outstanding principal balance on the line of credit was approximately $2.1 million and $0.1 million, respectively, which was recorded within receivables from broker-dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. Interest expense for the three months ended March 31, 2015 and December 31, 2014 was approximately $0 for both periods.

The Company entered into a $3.0 million credit facility with a financial institution on August 6, 2014, which was increased to $5.0 million on October 17, 2014. The loan proceeds of the credit facility are available only to finance the Company’s ordinary course securities positions held in its trading account with the financial institution’s affiliate. The credit facility is collateralized by the Company’s trading accounts for these products with the financial institution’s affiliate and bears interest at 9% per annum, subject to change by the financial institution from time to time with at least ten business days’ notice. There were no outstanding principal balances as of March 31, 2015 and December 31, 2014. Interest expense for the three months ended March 31, 2015 and December 31, 2014 was approximately $0.2 million and $0.1 million, respectively, which was recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Senior Secured Credit Facility

On July 8, 2011, the Company funded a portion of the MTH acquisition with a term loan provided by a syndicate of financial institutions in the amount of $320.0 million to the Company’s wholly owned subsidiary, VFH Parent LLC (“VFH”). The credit facility was issued at a discount of 2.0% or $313.6 million, net of $6.4 million discount. The credit facility was initially subject to quarterly principal payments beginning on December 31, 2011 with the unpaid principal payable on maturity on July 8, 2016. Under the terms of the loan, VFH is subject to certain financial covenants, including a total net leverage ratio and an interest coverage ratio, as defined in the credit agreement. VFH is also subject to contingent principal payments based on excess cash flow, as defined in the credit agreement, and certain other triggering events. Borrowings are collateralized by substantially all the assets of the Company, other than the equity interests in and assets of its registered broker-dealer and foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of the Company’s or its domestic subsidiaries’ direct foreign subsidiaries.

The credit facility was amended on February 5, 2013, May 1, 2013 and November 8, 2013. The amendments resulted in a decreased interest rate, changes in certain operating covenants, and an increase in principal amount outstanding by $150.0 million on May 1, 2013 and $106.7 million on November 8, 2013, respectively. Additionally, the amendments reduced the annual amortization obligation from 15% of the original principal amount to approximately 1% of the outstanding principal amount as of November 8, 2013, which was $510.0 million. The terms of the amended credit facility are otherwise substantially similar terms to the original credit facility, except as set forth below.

6. Borrowings (Continued)

The credit facility bears interest at a rate per annum at the Company’s election equal to either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the credit agreement) plus 0.5% (c) the adjusted LIBOR rate (as defined in the credit agreement) for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 2.25% plus, in each case, 3.5%, or (ii) the greater of (x) the adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus 4.5%. Pursuant to the amendment, each incremental spread will be reduced by 0.50% upon the consummation of a qualifying initial public offering. The rate at March 31, 2015 was 5.75%.

Aggregate future required minimum principal payments based on the terms of this loan at March 31, 2015 were as follows:

(in thousands)
2015	$2,914
2016	5,100
2017	5,100
2018 and thereafter	489,600
Total maturities of long-term debt	$502,714

Net carrying amount of deferred financing fees capitalized in connection with the financing were approximately $4.8 million and $5.1 million, respectively, as of March 31, 2015 and December 31, 2014, which are included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. The Company retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period specific effects of applying the new guidance. After retrospectively applying the new guidance, the Company reclassified approximately $5.1 million in deferred financing fees as of December 31, 2014 previously included within other assets to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expense related to the deferred financing fees was approximately $0.3 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

Accretion related to the net carrying amount of debt discount of $1.8 million and $1.9 million, respectively, as of March 31, 2015 and December 31, 2014, was approximately $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, and is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

7. Financial Assets and Liabilities

At March 31, 2015 and December 31, 2014, substantially all of Company’s financial assets and liabilities, except for the senior secured credit facility and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company’s senior secured credit facility approximates fair value as of March 31, 2015 and December 31, 2014 based on the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, which was categorized as Level 2.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities which are categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from the banks that are counterparties to these contracts, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At March 31, 2015 and December 31, 2014, the Company’s derivative contracts and non-U.S. government obligations have been categorized as Level 2.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the quarters ended March 31, 2015 and 2014.

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2015:

	March 31, 2015
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counter-
	Identical Assets	Inputs	Inputs	Party	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,472,279	$23,668	$—	$—	$1,495,947
U.S. and Non-U.S. government obligations	993	1,711	—	—	2,704
Exchange traded notes	15,436	—	—	—	15,436
Currency forwards	—	1,128,453	—	(1,062,511)	65,942
Options	—	245	—	—	245
	$1,488,708	$1,154,077	$—	$(1,062,511)	$1,580,274

Financial instruments owned, pledged as collateral:
Equity securities	$482,700	$—	$—	$—	$482,700
Exchange traded notes	14,133	—	—	—	14,133
	$496,833	$—	$—	$—	$496,833

Other Assets
Exchange stock	$8,679	$—	$—	$—	$8,679
	$8,679	$—	$—	$—	$8,679

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,250,392	$116	$—	$—	$1,250,508
U.S. and Non-U.S. government obligations	9,512	—	—	—	9,512
Exchange traded notes	28,791	—	—	—	28,791
Interest rate swaps	—	11	—	—	11
Currency forwards	—	1,065,436	—	(1,062,511)	2,925
Options	—	533	—	—	533
	$1,288,695	$1,066,096	$—	$(1,062,511)	$1,292,280

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2014:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter- Party Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,216,532	$17,166	$—	$—	$1,233,698
U.S. and non-U.S. government obligations	—	8,222	—	—	8,222
Exchange traded notes	65,684	—	—	—	65,684
Currency forwards	—	1,629,637	—	(1,629,629)	8
Options	—	321	—	—	321
	$1,282,216	$1,655,346	$—	$(1,629,629)	$1,307,933
Financial instruments owned, pledged as collateral:
Equity securities	$219,159	$—	$—	$—	$219,159
Exchange traded notes	17,216	—	—	—	17,216
	$236,375	$—	$—	$—	$236,375
Other Assets
Exchange stock	$8,205	$—	$—	$—	$8,205
	$8,205	$—	$—	$—	$8,205
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$859,836	$47,896	$—	$—	$907,732
U.S. and non-U.S. government obligations	21,107	—	—	—	21,107
Exchange traded notes	92,513	—	—	—	92,513
Currency forwards	—	1,645,820	—	(1,629,629)	16,191
Options	—	79	—	—	79
Interest rate swaps	—	12	—	—	12
	$973,456	$1,693,807	$—	$(1,629,629)	$1,037,634

The Company adopted the guidance in ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities for periods beginning after January 1, 2013. This authoritative guidance requires companies to report disclosures of offsetting assets and liabilities.

The Company does not net securities borrowed and securities loaned, or securities purchased under agreements to resell and securities sold under agreements to repurchase. These financial instruments are presented on a gross basis in the condensed consolidated statements of financial condition. In the tables below, the amounts of financial instruments owned that are not offset in the condensed consolidated statements of financial condition, but could be netted against financial liabilities with specific counterparties under legally enforceable master netting agreements in the event of default, are presented to provide financial statement readers with the Company’s estimate of its net exposure to counterparties for these financial instruments.

The following tables set forth the netting of certain financial assets and financial liabilities as of March 31, 2015 and December 31, 2014, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.

	March 31, 2015
		Gross Amounts	Net Amounts of
		Offset in the	Assets Presented in	Gross Amounts Not Offset in the
		Condensed	the Condensed	Condensed Consolidated
	Gross Amounts of	Consolidated	Consolidated	Statement of Financial Condition
	Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$691,084	$—	$691,084	$(681,368)	$—	$9,716
Securities purchased under agreements to resell	272	—	272	(272)	—	—
Trading assets, at fair value:
Currency forwards	1,128,453	(1,062,511)	65,942	—	(62,616)	3,326
Options	245	—	245	(245)	—	—
Total	$1,820,054	$(1,062,511)	$757,543	$(681,885)	$(62,616)	$13,042

		Gross Amounts	Net Amounts of
		Offset in the	Liabilities Presented in	Gross Amounts Not Offset in the
		Condensed	the Condensed	Condensed Consolidated
	Gross Amounts of	Consolidated	Consolidated	Statement of Financial Condition
	Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$956,897	$—	$956,897	$(944,435)	$(2,846)	$9,616
Securities sold under agreements to repurchase	10,973	—	10,973	(10,973)	—	—
Trading liabilities, at fair value:
Currency forwards	1,065,436	(1,062,511)	2,925	—	(1,912)	1,013
Options	533	—	533	(245)	(288)	—
Interest rate swaps	11	—	11	—	(11)	—
Total	$2,033,850	$(1,062,511)	$971,339	$(955,653)	$(5,057)	$10,629

	December 31, 2014
	Gross	Gross Amounts Offset in the Condensed Consolidated	Net Amounts of Assets Presented in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$484,934	$—	$484,934	$(477,559)	$—	$7,375
Securities purchased under agreements to resell	31,463	—	31,463	(31,463)	—	—
Trading assets, at fair value:
Currency forwards	1,629,637	(1,629,629)	8	—	—	8
Options	321		321	(76)	—	245
Total	$2,146,355	$(1,629,629)	$516,726	$(509,098)	$—	$7,628

	Gross	Gross Amounts Offset in the Condensed Consolidated	Net Amounts of Liabilities Presented in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$497,862	$—	$497,862	$(490,768)	$(2,812)	$4,282
Securities sold under agreements to repurchase	2,006	—	2,006	(2,006)	—	—
Trading liabilities, at fair value:
Currency forwards	1,645,820	(1,629,629)	16,191	—	(16,191)	—
Options	79	—	79	(79)	—	—
Interest rate swaps	12	—	12	—	(12)	—
Total	$2,145,779	$(1,629,629)	$516,150	$(492,853)	$(19,015)	$4,282

Excluded from the fair value and offsetting tables above is net variation margin on long and short futures contracts in the amounts of $(64.2) million and $46.4 million, which are included within receivables from broker-dealers and clearing organizations as of March 31, 2015 and December 31, 2014, respectively, and $(2.9) million and $(3.6) million, which are included within payables to broker-dealers and clearing organizations as of March 31, 2015 and December 31, 2014, respectively.

8. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2015 and December 31, 2014:

(in thousands)		March 31, 2015		December 31, 2014
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional

Equities futures	Receivables from broker dealers and clearing organizations	$1,901	$568,824	$241	$561,029
Commodity futures	Receivables from broker dealers and clearing organizations	(62,144)	30,470,412	42,489	28,823,081
Currency futures	Receivables from broker dealers and clearing organizations	(3,989)	2,106,049	3,180	2,916,222
Treasury futures	Receivables from broker dealers and clearing organizations	(6)	408,908	504	857,363
Options	Financial instruments owned	245	42,312	321	39,802
Currency forwards	Financial instruments owned	1,128,453	53,768,957	1,629,637	127,021,198

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional

Equities futures	Payables to broker dealers and clearing organizations	$2,437	$434,371	$(268)	$122,948
Commodity futures	Payables to broker dealers and clearing organizations	(89)	14,067	(295)	15,727
Currency futures	Payables to broker dealers and clearing organizations	(5,282)	1,370,721	(3,077)	2,123,341
Options	Financial instruments sold, not yet purchased	533	42,507	79	12,913
Currency forwards	Financial instruments sold, not yet purchased	1,065,436	37,718,674	1,645,820	125,152,639
Interest rate swaps	Financial instruments sold, not yet purchased	11	164,020	12	164,020

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the gain impact that derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Futures	$283,483	$26,270
Currency forwards	27,855	41,067
Options	(431)	463
Interest rate swaps	2	—
	$310,909	$67,800

9. Income Taxes

Net income (loss) before income taxes is as follows for the quarters ended March 31, 2015 and 2014:

	For the quarters ended March 31,
(in thousands)	2015	2014
U.S. operations	$62,408	$41,484
Non-U.S. operations	17,764	8,371
	$80,172	$49,855

The provision for income taxes consists of the following for the quarters ended March 31, 2015 and 2014:

	For the quarters ended March 31,
(in thousands)	2015	2014
Current provision
Non-US	$2,015	$966
Deferred benefit
Non-US	713	—
Provision (benefit) for income taxes	$2,728	$966

The reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes for the quarters ended March 31, 2015 and 2014 is as follows:

	For the quarters ended March 31,
(in thousands, except percentages)	2015		2014

Tax provision at the U.S. federal statutory rate	—	—	—	—
Foreign taxes	$2,728	3.4%	$966	1.9%
Provision (benefit) for income taxes	$2,728	3.4%	$966	1.9%

The components of the deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
(in thousands)	2015	2014
Deferred income tax assets
Share-based compensation	$268	$947
Fixed assets	186	18
Other	—	12
Total deferred income tax assets	$454	$977
Deferred income tax liabilities
Fixed assets	$144	$—
Total deferred income tax liabilities	$144	$—

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of March 31, 2015 and December 31, 2014.

10. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations. In addition, the Autorité des marchés financiers is examining the trading activities of a subsidiary of MTH in certain French listed equity securities on or around 2009. The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (‘‘NYAG’’). The ultimate effect on the Company from certain of these matters may result in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. Based on information currently available, management believes that the resolution of any known matters will not result in any material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to its managers, officers, employees, and agents against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred by such persons under certain circumstances as more fully disclosed in its operating agreement. The overall maximum amount of the obligations (if any) cannot reasonably be estimated as it will depend on the facts and circumstances that give rise to any future claims.

11. Capital Structure

The Company has issued three classes of members interests: Class A-1 members interests; Class A-2 members interests; and Class B members interests. Class A-2 members interests include both Class A-2 capital interests and Class A-2 profits interests.

Class A-1 Interests

On July 8, 2011, 25,000,000 Class A-1 redeemable interests were issued to an affiliate of Silver Lake (“the Silver Lake Member”) and 1,964,826 Class A-1 interests were issued to an affiliate of Vincent Viola, which Class A-1 interests had an aggregate capital balance of approximately $270 million. On December 31, 2014, through a series of transactions, 5,376,603 and 12,242,173 of the Class A-1 redeemable interests previously held by the Silver Lake Member were transferred to Wilbur Investments LLC (the ‘‘Temasek Member’’), an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited, (‘‘Temasek’’), and an affiliate of Silver Lake and Temasek, 57.9% of which is indirectly owned by affiliates of Silver Lake Partners and 42.1% of which is indirectly owned by an affiliate of Temasek (the “SLT Member” and together with the Silver Lake Member and the Temasek Member, the “Investor Members”), respectively, with the Silver Lake Member retaining 7,381,224 Class A-1 redeemable interests. Class A-1 interests that the holder thereof has the right to call for redemption are held by three members: (i) the Silver Lake Member, (ii) the Temasek Member and (iii) the SLT Member. The Silver Lake Member has the right to appoint one member on the Company’s board of directors and the Temasek Member has the right to either appoint one member on the Company’s board of directors (subject to obtaining certain regulatory approvals) or elect that the other members of the board of directors will designate one member of the Company’s board of directors in consultation with the Temasek Member. The Silver Lake Member and the Temasek Member also possess approval rights with respect to certain board actions and corporate events. Additionally, as part of the transaction consideration, a contingent payment agreement was entered into among Temasek, Silver Lake Partners, the Employee Holdco and the Company whereby additional payments will be made from Temasek to Silver Lake Partners and the selling members of management in the aggregate maximum amount of $3.9 million if the value of the interests acquired exceeds 1.7 times the transaction price prior to December 31, 2018, or December 31, 2019, the date depending on whether certain liquidity events occur.

There were no additional Class A-1 interests granted, forfeited, distributed or redeemed during the three months ended March 31, 2015 and 2014.

Class A-2 Interests

Class A-2 interests include both Class A-2 capital interests and Class A-2 profits interests. Approximately 93,786,659 and 93,786,659 Class A-2 capital interests are issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. On December 31, 2014, through a series of transactions, 1,614,322 of the Class A-2 capital interests previously held by certain members of the Company’s management were transferred to the Temasek Member, and 214,433 new Class A-2 capital interests were issued to the Temasek Member, with the proceeds of such issuance being used to redeem the same number of Class A-2 profits interests held by Employee Holdco LLC (“Employee Holdco”). Class A-2 profits interests are issued to Employee Holdco, a holding company which holds the interests on behalf of certain key employees or stakeholders. Employee Holdco issues Class A-2 profits interests of Employee Holdco to such employees and stakeholders which correspond to the underlying Class A-2 profits interests held by Employee Holdco. There were 6,061,930 and 6,069,007 Class A-2 profits interests issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. Approximately 6,418 and 0 Class A-2 profits interests were issued during the three months ended March 31, 2015 and 2014, respectively, and approximately 13,495 and 6,796 Class A-2 profits interests were redeemed during the three months ended March 31, 2015 and 2014, respectively. Holders of Class A-2 profits interests share in distributions of available cash flow based on the ratio of interests held to the total number of Class A-1 and Class A-2 interests outstanding, and also share on a pro rata basis in the proceeds of a liquidity event, subject to a valuation hurdle determined by the Company at the time of the grant based on a valuation performed by a third party valuation firm. Holders of the Class A-2 profits interests share in the proceeds of a liquidity event above such valuation hurdle, and receive a preference on such distributions above such valuation threshold until all holders of Class A-2 profits interests subject to such valuation threshold have been allocated capital proceeds equal to the deemed capital contribution attributable to such Class A-2 profits interests as determined by the Company at the time of the grant.

Class B Interests

The Company previously approved the Virtu Financial LLC Management Incentive Plan (the “MIP”). Participants of the MIP are entitled to receive either Class B Interests of Virtu Financial or Class B interests of Employee Holdco, which holds directly the corresponding Class B interests in the Company. Upon a liquidity event, Class B interests under the MIP are entitled to share proportionately in distributions in excess of the applicable profits interest valuation hurdle, which is determined by the Company based on a valuation at the time of the grant performed by a third party valuation firm. Class B interests are non-voting interests which vest over a four year period and upon a sale, initial public offering or certain other capital transactions of Virtu Financial. Class B interests are subject to forfeiture and repurchase provisions upon certain termination events. Class B interests representing a right to share in 12.915% and 12.915% of capital proceeds (on a fully diluted basis) were issued and outstanding as of March 31, 2015 and December 31, 2014. No Class B interests were issued during the three months ended March 31, 2015 and 2014, respectively.

Distribution and Liquidation Rights

Holders of Class A-1 and Class A-2 interests share in distributions of available cash flow based on the ratio of interests held to the total number of Class A-1 and Class A-2 interests outstanding. Holders of Class B interests are not entitled to share in such distributions.

As of March 31, 2015 and December 31, 2014, unless and until converted to Class A-2 members’ interests, upon occurrence of a capital transaction, Class A-1 interests are entitled to distributions of capital proceeds until Class A-1 members’ unrecovered capital balance (as defined) has been reduced to zero. After distributions to Class A-1 members, capital proceeds are provided to Class A-2 capital members until Class A-2 capital members’ unrecovered capital balance (as defined) have been reduced to zero. After distributions to Class A-1 and Class A-2 members, distributions of capital proceeds are provided to members in respect to their respective capital proceeds percentages (as defined), subject to the valuation hurdles and distribution preferences applicable to holders of Class A-2 profits interests. Holders of vested Class B interests share in distributions of capital proceeds above the applicable valuation hurdle proportionately based on their capital proceeds percentages.

In the event of any voluntary or involuntary liquidation, dissolution, winding up, merger or company sale, distributions are made, first, to Class A-1 members’ unrecovered capital balance (as defined) until they have been reduced to zero. Second, to Class A-2 capital members, in proportion to their unrecovered capital balance (as defined) until reduced to zero and then to members in respect to their capital proceeds percentages (as defined), subject to the valuation hurdles and distribution preferences applicable to holders of Class A-2 profits interests.

Conversion Rights

As of March 31, 2015 and December 31, 2014, the Class A-1 interests are convertible into Class A-2 interests at any time at the option of the Class A-1 member on a one-for-one basis. The Class A-1 interests are automatically converted upon a qualified IPO or qualified sale. Qualified IPO is defined as an initial public offering on the New York Stock Exchange or NASDAQ National Market in which the gross proceeds raised equal or exceed $100.0 million and the valuation of the Company implies a return to the Silver Lake Member equal to at least (after taking into account previous distributions) 1.75 times the invested amount. Qualified sale is defined as a sale of all or a majority of the assets of the Company or all or a majority of the limited liability company interests of the Company to a third party that is not an affiliate or other permitted transferee of any member as long as the sale (i) is for consideration consisting entirely of cash and/or marketable securities and would satisfy certain minimum return requirements applicable to Silver Lake Partners and Temasek or (ii) was approved by the Silver Lake Member or, in certain circumstances, the Temasek Member.

Redemption Rights

Unless and until conversion occurs, the Investor Members are entitled to a number of rights and benefits, including the right to call for redemption of their Class A-1 interests. Any time on or after November 24, 2016, the Silver Lake Member may exercise such redemption right in order to cause the Company to purchase all of the Class A-1 interests owned directly or indirectly by affiliates of Silver Lake Partners. Any time on or after May 16, 2020, the Temasek Member may exercise such redemption right in order to cause the Company to purchase all of the Class A-1 interests owned directly or indirectly by affiliates of Temasek.

As of March 31, 2015 and December 31, 2014, the redemption price for each unit of Class A-1 interests owned by the Investor Members is the greater of (i) a minimum purchase price and (ii) the fair market value of the Class A-1 interests on the date of redemption. The minimum purchase price with respect to the Class A-1 interests owned directly or indirectly by affiliates of Silver Lake Partners is equal to the purchase price paid by affiliates of Silver Lake Partners for such Class A-1 interests and the minimum purchase price with respect to the Class A-1 interests owned directly or indirectly by affiliates (as defined in the Second Amended and Restated Limited Liability Company Agreement of Virtu Financial) of Temasek is equal to the purchase price paid by affiliates (as defined in the Second Amended and Restated Limited Liability Company Agreement of Virtu Financial) of Temasek for such Class A-1 interests (in each case, less distributions received in respect of such Class A-1 interests). The Company may redeem the Class A-1 interests using redemption notes provided that all available cash flow and all capital proceeds are used to pay down the redemption note. For so long as any redemption note is outstanding, holders of any such redemption note whose outstanding principal balance exceeds 50% of the aggregate principal amount of the redemption note shall retain any approval and consent rights as if all Class A-1 interests subject to such redemption continued to be owned.

In lieu of redemption, the Silver Lake Member or the Temasek Member can require the Company to purchase all of the equity securities of the affiliated entity or entities that directly or indirectly own their Class A-1 interests on behalf of affiliates of Silver Lake Partners or Temasek, respectively, provided that any such entity has not conducted any business or operations since inception other than the direct or indirect ownership of the interests of the Company.

The redeemable equity instrument is classified outside of permanent equity on the condensed consolidated statements of financial condition.

In the event of termination of the employment of an employee on whose behalf Employee Holdco holds vested Class A-2 profits interests or Class B interests, the Company shall have the right but not the obligation to repurchase the applicable interests held by Employee Holdco, which would make a corresponding repurchase of the interests held by the terminated employee. The repurchase price payable by the Company in the event that it exercises its repurchase right with respect to Class A-2 profits interests is based on the value of the award at the date of issuance. In the event of a repurchase by the Company of Class B interests held by Employee Holdco on behalf of a terminated employee, the Company shall pay a call price determined by the manager, not to exceed the fair market value of such interests.

East Management Incentive Plan

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B Interests”) to certain key employees. East MIP Class B Interests are non-voting interests which vest over the four year period ending July 8, 2015, but in any event no earlier than upon the occurrence of a sale, initial public offering or certain other capital transactions of Virtu Financial. Vested East MIP Class B Interests are entitled to participate in distributions of the proceeds received in respect of the Class A-2 capital interests held by East MIP upon a sale or certain other capital transactions of Virtu Financial. East MIP Class B Interests are subject to forfeiture and repurchase provisions upon certain termination events. The Company has not recognized compensation expense under this plan for the three months ended March 31, 2015 and 2014.

12. Share-based Compensation

During the quarters ended March 31, 2015 and 2014, the Company recorded expense relating to Class A-2 profits interests granted in prior periods to certain employees, which vest immediately or over a period of up to four years, in each case subject to repurchase provisions upon certain termination events, as described above (Note 11). These awards are accounted for as equity awards and are measured at the date of grant. Additionally, the Company recorded expense relating to the expected issuance of Class A-2 profits interests or other equity interests at year-end. For the three months ended March 31, 2015 and 2014, the Company recorded $5.9 million and $5.3 million in expense recognized relating to these awards. As of March 31, 2015, total unrecognized share-based compensation expense related to these Class A-2 profits interests that have not vested was $3.3 million and this amount is expected to be recognized over a weighted average period of 2.3 years.

Activity in the Class A-2 profits interests is as follows:

	Number of Interests	Weighted Average Fair Value	Weighted Average Remaining Life
Outstanding December 31, 2013	4,434,452	$6.82	3.40
Interests granted	—	$—	—
Interests repurchased	(6,796)	$6.46	—
Outstanding March 31, 2014	4,427,656	$6.82	3.15

Outstanding December 31, 2014	6,069,007	$7.05	2.54
Interests granted	6,418	$7.52	3.00
Interests repurchased	(13,495)	$7.17	—
Outstanding March 31, 2015	6,061,930	$7.05	2.32

As indicated in Note 11, East MIP Class B Interests are subject to time based vesting over four years and only fully vest upon the consummation of a qualifying capital transaction by the Company, including an initial public offering. As of March 31, 2015 and December 31, 2014, respectively, a capital transaction was not probable, and therefore none of the East MIP Class B interests were vested and no compensation expense was recognized relating to these awards. Upon the occurrence of a qualifying capital transaction, including the completion of an initial public offering, the Company expects to recognize compensation expense in an amount equal to the fair value of outstanding time-vested East MIP Class B Interests as of the date of the transaction, with the fair value of the unvested East MIP Class B Interests recognized as a compensation expense ratably over the remaining vesting period.

During the quarters ended March 31, 2015 and 2014, no employees have been granted Class B interests. As discussed in Note 11, Class B interests vest only upon the occurrence of both time-based vesting over a four year period and the consummation of a qualifying capital transaction by the Company. As of March 31, 2015 and December 31, 2014, respectively, a capital transaction was not probable, and therefore none of the Class B interests were vested and no compensation expense was recognized relating to previously awarded Class B interests. Upon the occurrence of a qualifying capital transaction, including the completion of an initial public offering, the Company expects to recognize compensation expense in an amount equal to the fair value of outstanding time-vested Class B interests as of the date of the transaction, with the fair value of the unvested Class B interests recognized as compensation expense ratably over the remaining vesting period.

13. Regulatory Requirement

As of March 31, 2015, two subsidiaries of the Company are subject to the Securities Exchange Commission (“SEC”) Uniform Net Capital Rule 15c3-1 which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At March 31, 2015, the subsidiaries had net capital of approximately $65.1 million and $7.6 million, which was approximately $64.1 million and $6.6 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2014, the subsidiaries had net capital of approximately $59.8 million and $8.1 million, which was approximately $58.8 million and $7.1 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, the Company is also required to maintain $3.8 million and $3.7 million of capital in connection with the operation of the Company’s DMM business as of March 31, 2015 and December 31, 2014, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the Company is registered as the DMM.

14. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of our subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the quarters ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
United States	$150,960	$108,868
Australia	42	86
Ireland	46,129	42,165
Singapore	24,397	22,176
Total revenues	$221,528	$173,295

15. Subsequent Events

Initial Public Offering

On April 21, 2015, Virtu Financial, Inc. completed its IPO of 19,012,112 shares of its Class A common stock, par value $0.00001 per share, including 2,479,840 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $19.00 per share. The shares began trading on NASDAQ on April 16, 2015 under the ticker symbol “VIRT.” As a result of the completion of the IPO and the Reorganization Transactions, Virtu Financial, Inc. holds approximately 24.8% interest in Virtu Financial.

Reorganization Transactions

In connection with the IPO, a series of reorganization transactions was completed on April 15, 2015 (the “Reorganization Transactions”) among Virtu Financial, Inc., subsidiaries of Virtu Financial and equityholders of Virtu Financial which include the following persons (the ‘‘Virtu Pre-IPO Members’’):

• three affiliates of the founding member, (collectively the ‘‘Founder Pre-IPO Members’’);

• the Silver Lake Member;

• the Temasek Member;

• the SLT Member;

• two entities, both of which are managed by the founding member, whose equityholders include certain members of the management of Virtu Financial, (the ‘‘Management Vehicles’’); and

• certain current and former members of the management of Virtu Financial, Inc. and Madison Tyler Holdings and their affiliates, (the ‘‘Management Members’’)

The Reorganization Transactions are further described in Virtu Financial, Inc.’s Registration Statement filed on Form S-1 (File No. 333-194473) (as amended the “Registration Statement”).

In the Reorganization Transactions:

• Virtu Financial, Inc. became the sole managing member of Virtu Financial;

• in a series of transactions, one of the Management Vehicles liquidated, with its equity interests in Virtu Financial either being distributed to its members, including certain members of management, or contributed to the other Management Vehicle ( ‘‘Virtu Employee Holdco’’) and certain employees of Virtu Financial based outside the United States were distributed equity interests in Virtu Financial held by Virtu Employee Holdco on behalf of such employees and such equity interests were contributed to a trust (the ‘‘Employee Trust’’), whose trustee is one of Virtu Financial’s subsidiaries;

• two of the Founder Pre-IPO Members liquidated and distributed their equity interests in Virtu Financial to their equityholders, one of whom is TJMT Holdings LLC, the third Founder Pre-IPO Member;

• the SLT Member distributed its equity interests in Virtu Financial to its equityholders, which consist of investment funds and other entities affiliated with Silver Lake Partners and Temasek;

• following a series of transactions, Virtu Financial, Inc. acquired equity interests in Virtu Financial as a result of certain mergers involving wholly owned subsidiaries of Virtu Financial, an affiliate of Silver Lake Partners and Temasek, and the Temasek Member (the ‘‘Mergers’’), and in exchange Virtu Financial, Inc. issued to an affiliate of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Stockholder’’) and an affiliate of Temasek (the ‘‘Temasek Post-IPO Stockholder’’, collectively with the Silver Lake Post-IPO Stockholder, the ‘‘Investor Post-IPO Stockholders’’) shares of Class A common stock and rights to receive payments under a tax receivable agreement described below. The number of shares of Class A common stock issued to the Investor Post-IPO Stockholders was based on the value of the Virtu Financial equity interests that we acquired, which was determined based on a hypothetical liquidation of Virtu Financial and the initial public offering price per share of Virtu Financial, Inc.’s Class A common stock in the IPO;

• all of the existing equity interests in Virtu Financial were reclassified into non-voting common interest units (‘‘Virtu Financial Units’’). The number of Virtu Financial Units to be issued to each member of Virtu Financial was determined based on a hypothetical liquidation of Virtu Financial and the IPO price per share of Virtu Financial, Inc.’s Class A common stock in this offering. The Virtu Financial Units received by Virtu Employee Holdco, the Employee Trust and the Management Members have the same vesting restrictions as the equity interests which were reclassified. Vested Virtu Financial Units will be entitled to receive distributions, if any, from Virtu Financial. Subject to certain exceptions, unvested Virtu Financial Units are not entitled to receive such distributions (other than tax distributions). If any unvested Virtu Financial Units are forfeited, they will be cancelled by Virtu Financial for no consideration (and Virtu Financial, Inc. will cancel the related shares of Class C common stock (described below) for no consideration);

• Virtu Financial, Inc. amended and restated its certificate of incorporation and issued four classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock (‘‘common stock’’). The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock.  Shares of Virtu Financial, Inc.’s common stock will generally vote together as a single class on all matters submitted to a vote of stockholders;

• the remaining members of Virtu Financial after giving effect to the reorganization transactions, other than Virtu Financial, Inc., (collectively as the ‘‘Virtu Post-IPO Members’’), subscribed for and purchased shares of Virtu Financial, Inc.’s common stock as follows, in each case at a purchase price of $0.00001 per share and in an amount equal to the number of Virtu Financial Units held by each such Virtu Post-IPO Member;

• TJMT Holdings LLC (‘‘Founder Post-IPO Member’’), purchased 79,610,490 shares of Virtu Financial, Inc.’s Class D common stock; and

• affiliates of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Members’’), Virtu Employee Holdco, the Employee Trust, the Management Members and the other Virtu Post-IPO Members purchased 36,746,041 shares of Virtu Financial, Inc.’s Class C common stock; and the Founder Post-IPO Member was granted the right to exchange its Virtu Financial Units, together with a corresponding number of shares of Virtu Financial, Inc.’s Class D common stock, for shares of Virtu Financial, Inc.’s Class B common stock, and the other Virtu Post-IPO Members was granted the right to exchange their Virtu Financial Units, together with a corresponding number of shares of Virtu Financial, Inc.’s Class C common stock, for shares of Virtu Financial, Inc.’s Class A common stock. Each share of VFI’s Class B common stock and Class D common stock is convertible at any time, at the option of the holder, into one share of Class A common stock or Class C common stock, respectively.

At the consummation of the IPO, in connection with the Reorganization Transactions, Virtu Financial, Inc. recorded a one-time, non-cash compensation expense of approximately $43.1 million (based on the IPO price of $19.00 and other factors) in respect of the outstanding time vested Class B and East MIP Class B interests.

Use of Proceeds

Upon consummation of the IPO, the total gross proceeds of the offering were approximately $361.2 million. Of the proceeds, approximately $25.2 million was used to pay underwriting discounts and commissions, approximately $277.2 million was used to purchase 3,470,724 shares of Class A common stock from the Silver Lake Post-IPO Stockholder and 12,214,224 Virtu Financial Units and corresponding shares of Class C common stock from certain of the Virtu Post-IPO Members, including 4,862,609 Virtu Financial Units and corresponding shares of Class C common stock from the Silver Lake Post-IPO Members and 7,351,615 Virtu Financial Units from certain employees. The remaining $58.8 million of net proceeds was contributed by Virtu Financial, Inc. to Virtu Financial, the operating company, which will be used for working capital and general corporate purposes. Other offering costs incurred were estimated to be approximately $9.5 million and will be paid by Virtu Financial.

2015 Management Incentive Plan

Virtu Financial, Inc.’s Board of Directors and stockholders adopted the Virtu Financial 2015 Management Incentive Plan (the “2015 Management Incentive Plan”), which became effective upon consummation of the IPO. The 2015 Management Incentive Plan provides for an aggregate of 12,000,000 shares of Class A Common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.  In connection with the IPO, the Compensation Committee of Virtu Financial, Inc.’s Board of Directors authorized and approved grants of non-qualified stock options to purchase 9,228,000 shares at the IPO per share price, each of which vests in equal annual installments over a period of 4 years from grant date and expires not later than 10 years from the date of grant, and 19,737 restricted stock units, which vest on the one year and are settled in shares of Class A Common Stock.  For the purpose of calculating equity-based compensation expense, the fair value of the stock option grants were determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period.  Similarly, the fair value of the restricted stock units was determined based on the IPO per share price and will be recognized on a straight line basis over the vesting period.

Amendments to the Credit Facilities

On April 15, 2015, VFH Parent LLC, Virtu Financial’s wholly owned subsidiary, entered into the new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility became available upon the consummation of the IPO on April 21, 2015 and the payment of fees and expenses related to the new revolving credit facility. The new revolving credit facility was implemented pursuant to an amendment to its existing senior secured credit facility, is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. A commitment fee of 0.50% per annum is applied on the average daily unused portion of the facility. In connection with the amendment described above and as discussed in Note 7, the incremental spread under the existing term loan was reduced by 0.50% upon the consummation of the IPO on April 21, 2015.

Effective April 22, 2015, the Company entered into an agreement to modify the Broker Dealer Credit Facilities as discussed in Note 6.  The maximum amount available for borrowings by the Company under the Uncommitted Facility increased from $100 million to $125 million.  The maximum amount available for borrowings by the Company under the Committed Facility increased from $50 million to $75 million. The terms of the amended Broker Dealer Credit Facilities are otherwise substantially similar to the original Broker Dealer Credit Facility.

Dividends to Members

Subsequent to March 31, 2015 and prior to the consummation of the IPO, Virtu Financial declared tax and profit distributions to the Pre-IPO Members in the amount of up to $100.0 million, of which $50.0 million was paid and the remaining amount up to $50.0 million is to be paid on one or more dates to be determined.

ITEM 1A. UNAUDITED PRO FORMA FINANCIAL INFORMATION

We believe that the historical results of operations and financial condition prior to April 15, 2015, the date the Reorganization Transactions and our IPO were completed, are not comparable to the results of operations and financial condition for subsequent periods. As such, we have presented select pro forma financial information in certain ensuing tables to provide a more meaningful basis for comparison of future financial results.

The unaudited pro forma condensed consolidated statement of income for the quarter ended March 31, 2015 gives effect to the Reorganization Transactions described in Note 15 and in our Registration Statement filed on Form S-1 (File No. 333-194473) (as amended, the “Registration Statement”), as if each had occurred on January 1, 2015.

The unaudited pro forma financial data is presented for informational purposes only and should not be considered indicative of actual results of operations that would have been achieved had the Reorganization Transactions and our IPO been consummated on the date indicated and do not purport to be indicative of results of operations as of any future date or for any future period.

Pro Forma Condensed Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31, 2015
	Historical	Adjustments		Pro Forma
	(in thousands, except share and per share data)
Revenues:
Trading income, net	$213,930	$—		$213,930
Interest and dividends income	5,182	—		5,182
Technology services	2,416	—		2,416
Total revenues	221,528	—		221,528

Expenses:
Brokerage, exchange and clearance fees, net	61,138	—		61,138
Communication and data processing	17,943	—		17,943
Employee compensation and payroll taxes	26,900	4,767	(a)	31,667
Interest and dividends expense	9,566	—		9,566
Operations and administrative	5,762	—		5,762
Depreciation and amortization	8,195	—		8,195
Amortization of purchased intangibles and acquired capitalized software	53	—		53
Termination of office leases	2,729	—		2,729
Equipment write-off	1,468	—		1,468
Financing interest expense on senior secured credit facility	7,602	(628	)(b)	6,974
Total operating expenses	141,356	4,139		145,495

Income before income taxes	80,172	(4,139)		76,033
Provision for income taxes	2,728	6,688	(c)	9,416
Net income	$77,444	$(10,827)		$66,617

Net income attributable to non-controlling interest	—	(55,141	)(d)	(55,141)

Net income attributable to Virtu Financial, Inc.	$—	$—		$11,476

Pro forma earnings per share to Class A stockholders:
Basic				$0.33
Diluted				$0.33

Pro forma weighted average number of shares used in computing earnings per share:
Basic				34,305,052
Diluted				34,305,052

Notes on Unaudited Pro Forma Condensed Consolidated Statement of Income

(a) Reflects approximately $3.1 million and $1.7 million of expected non-cash compensation expenses in respect of the time-based vesting of (i) pre-IPO Class B interests in Virtu Financial that vested upon the consummation of the IPO and (ii) stock options with respect to an aggregate of 9,228,000 shares of Class A common stock issued in connection with the offering under the 2015 Management Incentive Plan, respectively.

(b) Reflects a 0.5% per annum reduction in the interest rate applicable to the outstanding term loan balance under Virtu Financial’s senior secured credit facility upon the consummation of our IPO.

(c) Represents the additional current income tax expense on our 24.8% interest in Virtu Financial after giving effect to the adjustments for the Reorganization Transactions and our IPO.

(d) Represents the portion of the stockholder’s equity owned by the current members of Virtu Financial after the Reorganization Transactions and our IPO. The ownership percentage represented by Virtu Financial’s non-voting common interest units (“Virtu Financial Units”). Virtu Financial Units not held by us are 75.2%, and the net income attributable to Virtu Financial Units not held by us accordingly represents 82.8% of our net income. The higher percentage of net income attributable to Virtu Financial Units not held by us over the ownership percentage of Virtu Financial Units not held by us is due to the recognition of additional current income tax expense after giving effect to the adjustments for the Reorganization Transactions and the IPO that is entirely attributable to our interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to Virtu Financial LLC and its subsidiaries.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our registration statement. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Registration Statement, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Overview

We are a leading technology-enabled market maker and liquidity provider to the global financial markets. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. We make markets by providing quotations to buyers and sellers in more than 11,000 securities and other financial instruments on more than 225 unique exchanges, markets and liquidity pools in 34 countries around the world. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying liquidity and competitive pricing while at the same time earning attractive margins and returns.

We believe that market makers like us serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by continuously posting bids and offers for financial instruments and thereby providing to market participants an efficient means to transfer risk. All market participants benefit from the increased liquidity, lower overall trading costs and execution certainty that we provide.

We refer to our market making activities as being ‘‘market neutral,’’ which means that we are not dependent on the direction of a particular market and do not speculate. Our market making activities are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our strategies are also designed to lock in returns through precise hedging, as we seek to eliminate the price risk in any positions held.

Our revenue generation is driven primarily by transaction volume across a broad range of securities, asset classes and geographies. We avoid the risk of long or short positions in favor of earning small bid/ask spreads on large trading volumes across thousands of securities and financial instruments. We also generate revenue from interest and dividends on securities that we hold from time to time in connection with our market making activities and, beginning in 2013, from the sale of licensed technology and related services. Our revenues are also impacted by levels of volatility in a given period. Increases in market volatility can cause bid/ask spreads to widen as market participants are willing to incur greater costs to transact, which we benefit from.

Virtu Financial LLC was formed as a Delaware limited liability company on April 8, 2011 in connection with our acquisition of Madison Tyler Holdings LLC (the “Madison Tyler Transactions”), when the members of Virtu Financial’s predecessor entity, Virtu East, which was formed and commenced operations on March 19, 2008, exchanged their interests in Virtu East for interests in Virtu Financial. On July 8, 2011, we completed our acquisition of Madison Tyler Holdings, which was co-founded by Mr. Vincent Viola, our Founder and Executive Chairman. Madison Tyler Holdings was an electronic trading firm and market maker on numerous exchanges and electronic marketplaces in equities, fixed income, currencies and commodities, and the Madison Tyler Transactions expanded our geographic and product market as well as our market penetration in existing markets. Virtu Financial is a holding company that conducts its business through its operating subsidiaries.

We believe that the key variable that impacts our revenues most strongly is the overall level of volumes in the various markets we serve. We believe that the most relevant asset class distinctions and venues for the markets we serve include the following:

Asset Classes	Selected Venues in Which We Make Markets
Americas Equities	NYSE, NASDAQ, DirectEdge, NYSE Arca, NYSE MKT, BATS, IEX, TMX, ICE, CME, BM&F Bovespa, major private liquidity pools
EMEA Equities	LSE, Deutsche Boerse, NASDAQ OMX, NYSE Euronext, Eurex, Chi-X, BME, XETRA, NYSE Liffe, Turquoise, Borsa Italiana, SIX Swiss Exchange, Johannesburg Stock Exchange
APAC Equities	TSE, SGX, OSE, SBI Japannext, TOCOM
Global Commodities	CME, ICE, TOCOM, SGX, NYSE Liffe, EBS
Global Currencies	CME, ICE, Currenex, EBS, Hotspot, Reuters, FXall, LMAX
Options, Fixed Income and Other Securities	CBOE, PHLX, NYSE Arca Options, eSpeed, BOX, BrokerTec

Components of Our Results of Operations

The table below sets forth certain components of our condensed consolidated statements of comprehensive income as well as factors that impact such components. We present our results under one reportable segment, which is consistent with our structure and how we manage our business.

	For the Three Months Ended March 31,
(in thousands)	2015	2014

Revenues:
Trading income, net	$213,930	$165,163
Interest and dividends income	5,182	5,555
Technology services	2,416	2,577
Total revenue	221,528	173,295

Operating Expenses:
Brokerage, exchange and clearance fees, net	61,138	54,434
Communication and data processing	17,943	15,807
Employee compensation and payroll taxes	26,900	21,613
Interest and dividends expense	9,566	10,463
Operations and administrative	5,762	5,771
Depreciation and amortization	9,663	6,482
Amortization of purchased intangibles and acquired capitalized software	53	53
Acquisition related retention bonus	—	1,266
Termination of office leases	2,729	—
Financing interest expense on senior secured credit facility	7,602	7,551
Total operating expenses	141,356	123,440

Income before income taxes	80,172	49,855

Provision for income taxes	2,728	966

Net income	$77,444	$48,889

Other Comprehensive Income, net of taxes:
Foreign exchange translation adjustment	(4,633)	48

Comprehensive Income	$72,811	$48,937

Total Revenues

The majority of our revenues are generated through market making activities and are recorded as trading income. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology and related services.

                Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-

derivative. Trading income, net, accounted for approximately 97% and 95% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Interest and Dividends Income. Our market making activities require us to hold an inventory of securities on a regular basis, and we generate revenues in the form of interest and dividends income from these securities. Interest is earned on securities borrowed from other market participants pursuant to collateralized financing arrangements and on cash held by brokers. Dividends income arises from holding market making positions over dates on which dividends are paid to shareholders of record.

Technology Services. We began providing technology services to a third party in 2013 pursuant to a three-year arrangement. Technology services revenues represent fees charged for the licensing of our proprietary technology and the provision of related services, including hosting, management and support. These fees include an up-front component and a recurring fee for the relevant term.

Operating Expenses

Brokerage, Exchange and Clearance Fees, Net. Brokerage, exchange and clearance fees are our most significant expense and include the direct expenses of executing and clearing transactions we consummate in the course of our market making activities. Brokerage, exchange and clearance fees include fees paid to various prime brokers, exchanges and clearing firms for services such as execution of transactions, prime brokerage fees, access fees and clearing expenses. These expenses generally increase and decrease in direct correlation with our volumes and the level of trading activity in the markets we serve. Execution fees are paid primarily to electronic exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Rebates based on volume discounts, credits or payments received from exchanges or other market places are netted against brokerage, exchange and clearance fees.

Communication and Data Processing. Communication and data processing represent primarily fixed expenses for leased equipment, equipment co-location, network lines and connectivity for our trading centers and co-location facilities. More specifically, communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers and exchanges, markets and liquidity pools around the world, and data processing expense consists primarily of market data fees that we pay to third parties to receive price quotes and related information.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes the stock-based-incentive compensation paid to employees in the form of Class A-2 profits interests in Virtu Employee Holdco, which holds corresponding Class A-2 profits interests in Virtu Financial. We have capitalized employee compensation and benefits related to software development of $2.7 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

Interest and Dividends Expense. We incur interest expense from loaning certain equity securities in the general course of our market making activities pursuant to collateralized lending transactions. Typically, dividend expense is incurred when a dividend is paid on securities sold short.

Operations and Administrative. Operations and administrative expense represents occupancy, recruiting, travel and related expense, professional fees and other expenses.

Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight line basis over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight line basis over the lesser of the life of the improvement or the term of the lease.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software consist primarily of the amortization of $110 million of assets purchased in the Madison Tyler Transactions and the amortization of $1.9 million of assets acquired in the Nyenburgh Holding B.V. Transaction. These assets are amortized over their useful lives, ranging from 1.4 to 9 years.

Acquisition Related Retention Bonus. In connection with the Madison Tyler Transactions, we established a $21.5 million retention bonus plan for Madison Tyler Holdings employees, to be paid out in five installments through July 8, 2014. This expense was amortized on a straight line basis and, in the absence of changes in the amounts capitalized as related to software development or accelerated recognition of certain terminated employees, the expense is consistent over equivalent periods.

Termination of Office Leases. From time to time, we may relocate office space prior to the expiration of the existing lease agreement and, as a result, may incur charges representing the contractual commitments or acceleration of depreciation on leasehold improvements on the departing office location.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense reflects interest accrued on outstanding indebtedness, under our senior secured credit facility.

Provision for Income Taxes

Our business is historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such most of our income is not subject to U.S. federal and certain state income taxes. Our income tax expense for historical periods reflects taxes payable by certain of our non-U.S. subsidiaries.

Non-GAAP Financial Measures and Other Items

To supplement our unaudited financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use the following non-GAAP measures of financial performance:

•                  “Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or trading income, net, plus interest and dividends income and expense, net, less direct costs associated with those revenues, including brokerage, exchange and clearance fees, net. Management believes that this measurement is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.

•                  “Adjusted Net Income”, which measures our operating performance by adjusting net income to exclude amortization of purchased intangibles and acquired capitalized software, severance, termination of office leases, equipment write-off, acquisition related retention bonus, stock-based compensation and stock-based compensation vested upon the IPO expense.

•                  “EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on senior secured credit facility, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, equipment write-off and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, termination of office leases, acquisition related retention bonus, stock-based compensation and stock-based compensation vested upon IPO expense.

Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. In addition, Adjusted Net Income, EBITDA and Adjusted EBITDA or similar non-GAAP measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA provide useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our credit agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted Net Income or Adjusted EBITDA differently, and as a result our measures of Adjusted Net Trading Income, Adjusted Net Income and Adjusted EBITDA may not be directly comparable to those of other companies. Although we use Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with U.S. GAAP as a measure of performance. Our presentation of Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Adjusted Net Trading Income, Adjusted Net Income and our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•                  they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•                  our EBITDA-based measures do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and our EBITDA-based measures do not reflect any cash requirement for such replacements or improvements;

•                  they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•                  they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  they do not reflect limitations on our costs related to transferring earnings from our subsidiaries to us.

Because of these limitations, Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA are not intended as alternatives to net income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP measure to the most directly comparable GAAP measure.

The following tables reconcile Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Income, EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins.

	Three Months Ended March 31,
	2015 Pro Forma	2015 Actual	2014
	(in thousands, except percentages)
	(unaudited)

Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$213,930	$213,930	$165,163
Interest and dividends income	5,182	5,182	5,555
Brokerage, exchange and clearance fees, net	(61,138)	(61,138)	(54,434)
Interest and dividends expense	(9,566)	(9,566)	(10,463)
Adjusted Net Trading Income	$148,408	$148,408	$105,821

Reconciliation of Net Income to Adjusted Net Income
Net Income	$66,617	$77,444	$48,889
Amortization of purchased intangibles and acquired capitalized software	53	53	53
Severance	303	303	365
Termination of office leases	2,729	2,729	—
Equipment write-off	1,468	1,468	—
Acquisition related retention bonus	—	—	1,266
Stock-based compensation	5,853	5,853	5,267
Stock-based compensation vested upon IPO	4,767	—	—
Adjusted Net Income	$81,790	$87,850	$55,840

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$66,617	$77,444	$48,889
Financing interest expense on senior secured credit facility	6,974	7,602	7,551
Depreciation and amortization	8,195	8,195	6,482
Amortization of purchased intangibles and acquired capitalized software	53	53	53
Equipment write-off	1,468	1,468	—
Provision for Income Taxes	9,416	2,728	966
EBITDA	$92,723	$97,490	$63,941

Severance	303	303	365
Termination of office leases	2,729	2,729	—
Acquisition related retention bonus	—	—	1,266
Stock-based compensation	5,853	5,853	5,267
Stock-based compensation vested upon IPO	4,767	—	—
Adjusted EBITDA	$106,375	$106,375	$70,839

Selected Operating Margins
Net Income Margin(1)	44.2%	51.3%	45.1%
Adjusted Net Income Margin(2)	54.2%	58.2%	51.5%
EBITDA Margin(3)	61.5%	64.6%	59.0%
Adjusted EBITDA Margin(4)	70.5%	70.5%	65.4%

(1) Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.

(2) Calculated by dividing Adjusted Net Income by the sum of Adjusted Net Trading Income and technology services revenue.

(3) Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

(4) Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the quarters ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
		Average			Average
(In thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Asset Class
Americas Equities	$29,132	$478	20%	$25,304	$415	24%
EMEA Equities	17,399	285	12%	15,220	250	14%
APAC Equities	10,923	179	7%	6,125	100	6%
Global Commodities	34,654	568	23%	30,013	492	29%
Global Currencies	42,167	691	29%	20,730	340	20%
Options, Fixed income and Other Securities	9,198	151	6%	10,031	164	9%
Unallocated (1)	4,935	81	3%	(1,602)	(26)	(2)%
Total Adjusted Net Trading Income	$148,408	$2,433	100%	$105,821	$1,735	100%

(1) Under our methodology for recording ‘‘trading income, net’’ in our condensed consolidated statements of comprehensive income, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by asset class, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation can effectively defer or accelerate revenue from one day to another or one reporting period to another, as the case may be. We do not allocate any resulting differences based on the timing of revenue recognition.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total Revenues

Our total revenues increased $48.2 million, or 27.8%, to $221.5 million for the three months ended March 31, 2015, compared to $173.3 million for the three months ended March 31, 2014. This increase was primarily attributable to an increase in trading income, net, of $48.7 million, a decrease in interest and dividends income of $0.4 million and $0.1 million decrease in revenues generated from our deployment and delivery of technology services.

Trading Income, Net. Trading income, net, increased $48.7 million, or 29.5%, to $213.9 million for the three months ended March 31, 2015, compared to $165.2 million for the three months ended March 31, 2014. The increase was primarily attributable to increased market volumes and volatility in the Global Commodities and Global Currencies instruments which we make markets in, as well as strong performance from EMEA Equities, Americas Equities, and improved performance from APAC Equities trading relative to the market benchmark volumes. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $0.4 million, or 6.7%, to $5.2 million for the three months ended March 31, 2015, compared to $5.6 million for the three months ended March 31, 2014. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues decreased $0.2 million, or 6.2%, to $2.4 million for the three months ended March 31, 2015, compared to $2.6 million for the three months ended March 31, 2014. This decrease was primarily due to a non-recurring adjustment of the reimbursable third party costs.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $42.6 million, or 40.2%, to $148.4 million for the three months ended March 31, 2015, compared to $105.8 million for the three months ended March 31, 2014. This increase compared to the prior period reflects increases in Adjusted Net Trading Income from Americas equities trading of $3.8 million, $2.2 million from EMEA equities, $4.8 million from APAC equities, $4.7 million from global commodities and $21.5 million from global currencies. These increases in Adjusted Net Trading Income were partially offset by decrease in Adjusted Net Trading Income from trading options, fixed income and other securities of $0.8 million compared to the prior period. Adjusted Net Trading Income per day increased $0.69 million, or 40.2%, to $2.43 million for the three months ended March 31, 2015, compared to $1.74 million for the three months ended March 31, 2014. The number of trading days for the three months ended March 31, 2015 and 2014 were 61 and 61, respectively.

Operating Expenses

Our operating expenses increased $18.0 million, or 14.5%, to $141.4 million for the three months ended March 31, 2015, compared to $123.4 million for the three months ended March 31, 2014. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $6.7 million, communication and data processing expense of $2.1 million, employee compensation and payroll taxes of $5.3 million, depreciation and amortization expense of $3.2 million, and termination of office leases of $2.7 million. These increases in operating expenses were partially offset by decreases in interest and dividends expense of $0.9 million and $1.3 million in acquisition related retention bonus.  There was no change for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 for operations and administrative expense, amortization of purchased intangibles and acquired capitalized software, and financing interest expense on senior secured credit facility.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $6.7 million, or 12.3%, to $61.1 million for the three months ended March 31, 2015, compared to $54.4 million for the three months ended March 31, 2014. This increase was primarily attributable to the increased market volumes and volatility in the EMEA equities, Global Commodities and Global Currencies instruments which we make markets in. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $2.1 million, or 13.5%, to $17.9 million for the three months ended March 31, 2015, compared to $15.8 million for the three months ended March 31, 2014. This increase was primarily attributable to increased costs from the use of new telecommunication technologies.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $5.3 million, or 24.5%, to $26.9 million for the three months ended March 31, 2015, compared to $21.6 million for the three months ended March 31, 2014. This increase in compensation levels was attributable to increased incentive compensation as a result of the increase in overall profitability of our business.

Interest and Dividends Expense. Interest and dividends expense decreased $0.9 million, or 8.6%, to $9.6 million for the three months ended March 31, 2015, compared to $10.5 million for the three months ended March 31, 2014. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense did not change, from $5.8 million for the three months ended March 31, 2015, compared to $5.8 million for the three months ended March 31, 2014.

Depreciation and Amortization. Depreciation and amortization increased $3.2 million, or 49.1%, to $9.7 million for the three months ended March 31, 2015, compared to $6.5 million for the three months ended March 31, 2014. This increase was primarily attributable to recognition of approximately $1.5 million in accelerated depreciation from equipment that was deemed to be obsolete in the current quarter, as well as increased capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014.

Acquisition Related Retention Bonus. Acquisition related retention bonus expense decreased $1.3 million, or 100.0%, to $0 for the three months ended March 31, 2015, compared to $1.3 million for the three months ended March 31, 2014. The final installment payment under the retention plan was made on July 2014 and we no longer incurred such expenses after the final payment.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on senior secured credit facility did not change, from $7.6 million for the three months ended March 31, 2015, compared to $7.6 million for the three months ended March 31, 2014.

Provision for Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income. Our income tax expense reflects taxes payable by certain of our non-U.S. subsidiaries. Provision for income taxes increased $1.7 million, or 182.4%, to $2.7 million for the three months ended March 31, 2015, compared to $1.0 million for the three months ended March 31, 2014. The increase was primarily attributable to increases in taxable incomes in foreign jurisdictions where we are subject to corporate level taxation, including increased profitability in our EMEA and APAC operations due to higher observed market volumes and improved performance.

Liquidity and Capital Resources

General

As of March 31, 2015, we had $66.6 million in cash and cash equivalents. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity. As of March 31, 2015, we had borrowings under our short-term credit facilities of approximately $241.8 million, which is included as a deduction from receivables from broker dealers and clearing organizations within the condensed consolidated statements of financial condition, and long-term debt outstanding in an aggregate principal amount of approximately $502.7 million.  As of March 31, 2015, our regulatory capital requirements for domestic U.S. subsidiaries were $4.8 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain a committed revolving credit facility for Virtu Financial BD LLC, one of our wholly owned broker-dealer subsidiaries.

Based on our current level of operations, we believe our cash flows from operations, available cash and available borrowings under our broker-dealer revolving credit facility will be adequate to meet our future liquidity needs for more than the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required.

We expect our principal sources of future liquidity to come from cash flows provided by operating activities and financing activities. Certain of our cash balances are insured by the Federal Deposit Insurance Corporation, generally up to $250,000 per account but without a cap under certain conditions. From time to time these cash balances may exceed insured limits, but we select financial institutions deemed highly creditworthy to minimize risk. We consider highly liquid investments with original maturities of less than three months when acquired to be cash equivalents.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements described in the  Registration Statement to make payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders in respect of the purchases, the exchanges and the Mergers described in the Registration Statement and Note 15 of the condensed consolidated financial statements of Virtu financial included herein will aggregate to approximately $179.9 million in the aggregate, ranging from approximately $7.7 million to $13.2 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 31, 2015, which is due March 15, 2016, but the due date can be extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. If the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

Regulatory Capital Requirements

Certain of our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Financial BD LLC and Virtu Financial Capital Markets LLC are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and FINRA. Virtu Financial Ireland Limited is a registered investment firm under the Market in Financial Instruments Directive, and its primary regulator is the Central Bank of Ireland.

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC, the Chicago Stock Exchange and FINRA for certain capital withdrawals. Virtu Financial Capital Markets LLC is also subject to rules set forth by NYSE MKT (formerly NYSE Amex) and is required to maintain a certain level of capital in connection with the operation of its DMM business. Virtu Financial Ireland Limited is regulated by the Central Bank of Ireland as an Investment Firm and in accordance with European Union law is required to maintain a minimum amount of regulatory capital to cover its regulatory capital requirements. In addition to periodic requirements to report its regulatory capital and submit other regulatory reports, Virtu Financial Ireland Limited is required to obtain consent prior to receiving capital contributions or making capital distributions from its regulatory capital. Failure to comply with its regulatory capital requirements could result in regulatory sanction or revocation of its regulatory license.

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of March 31, 2015.

(In thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Financial BD LLC	65,093	1,000	64,093
Virtu Financial Capital Markets LLC	7,634	3,800	3,834

Credit Facilities

We originally entered into our senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011 in connection with the Madison Tyler Transactions. Subsequently, we refinanced our senior secured credit facility in February 2013, we obtained an incremental term loan thereunder in May 2013 and we refinanced our senior secured credit facility again in November 2013. As of March 31, 2015, our senior secured credit facility had an aggregate principal amount outstanding of $502.7 million, and it matures in November 2019. Prior to the consummation of the IPO, borrowings under our senior secured credit facility bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.5%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.5%. Upon the consummation of the IPO, such borrowings will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.0%.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of March 31, 2015, we were in compliance with all of our covenants and made contingent principal payments totaling $3.5 million since the latest refinancing.

Borrowings under our senior secured credit facility are secured by substantially all of our assets, other than the equity interests in and assets of our subsidiaries that are subject to, or potentially subject to, regulatory oversight, and our foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries.

In addition, we can borrow up to an additional $200 million in incremental term loans and revolving loans. We have entered into the new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility will be available upon payment of related fees and expenses and consummation of the IPO. The new revolving credit facility was implemented pursuant to an amendment to our senior secured credit facility, is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. We will also pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility.

On July 22, 2013, Virtu Financial BD LLC, our wholly owned broker-dealer subsidiary, entered into a $50.0 million, one-year secured revolving credit facility with BMO Harris Bank N.A. The maturity date for this facility was subsequently extended for an additional year. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. An upfront fee of $0.5 million was payable in four equal installments, on the closing date and on the last day of each of the three subsequent quarters. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by:
Operating activities	$82,253	$94,222
Investing activities	(6,316)	(7,997)
Financing activities	(80,597)	(84,119)
Effect of exchange rate changes on Cash and cash equivalents	(4,633)	48
Net (decrease) increase in cash and cash equivalents	$(9,293)	$2,154

Operating Activities

Net cash provided by operating activities was $82.3 million for the three months ended March 31, 2015, compared to $94.2 million for the three months ended March 31, 2014. The decrease of $11.9 million in net cash provided by operating activities was primarily attributable to $51.9 million net decrease in cash and securities positions held at our prime brokers and clearing organizations and from collateralized transactions and $3.3 million decrease in other assets. This decrease was partially offset by $35.1 million increase in profitability after adjustments to reconcile to operating cash activities and $8.2 million increase from accounts payable and accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $6.3 million for the three months ended March 31, 2015, compared to $8.0 million for the three months ended March 31, 2014.  The decrease of $1.7 million in net cash used in investing activities was due to decrease of $0.3 million in development of capitalized software and $1.4 million decrease in property and equipment purchases as a result of increased investment in networking and communication equipment for the three months ended March 31, 2014, which did not reoccur in 2015.

Financing Activities

Net cash used in financing activities of $80.6 million for the three months ended March 31, 2015 and $84.1 million for the three months ended March 31, 2014 are as a result of increased distributions to members of Virtu Financial, including mandatory tax distributions of $35.0 million and the decrease in repayment of borrowings under short-term lending arrangements and senior secured credit facility of $37.8 million.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended March 31, 2015 and 2014.

Financial Instruments with Off Balance Sheet Risk

We enter into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, forward contracts, and exchange-traded options. These derivative financial instruments are used to conduct trading activities and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.

Futures and forward contracts provide for delayed delivery of the underlying instrument. In situations where we write listed options, we receive a premium in exchange for giving the buyer the right to buy or sell the security at a future date at a contracted price. The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not necessarily reflect the amounts at risk. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements, typically with a central clearing house as the counterparty. Accordingly, futures contracts generally do not have credit risk. The credit risk for forward contracts, options, and swaps is limited to the unrealized market valuation gains recorded in the statements of financial condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces, such as volatility and changes in interest and foreign exchange rates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the applicable reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies are discussed below. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.

Revenue Recognition

Trading Income, Net

Trading income, net, consists of trading gains and losses that are recorded on a trade date basis and reported on a net basis. Trading income, net, is comprised of changes in fair value of assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on equities, fixed income securities, currencies and commodities.

Interest and Dividends Income/Interest and Dividends Expense

Interest income and interest expense are accrued in accordance with contractual rates. Interest income consists of income earned on collateralized financing arrangements and on cash held by brokers. Interest expense includes interest expense from collateralized transactions, margin and related short-term lending facilities. Dividends are recorded on the ex-dividend date, and interest is recognized on the accrual basis.

Technology Services

Technology services revenues consist of fees paid by third parties for licensing of our proprietary risk management and trading infrastructure technology and provision of associated management and hosting services. These fees include both upfront and annual recurring fees. Income from existing arrangements for technology services is recorded as a services contract in accordance with SEC Topic 13 (SAB 104), SEC Topic 13.A.3 (f), with revenue being recognized once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Software Development Costs

We account for the costs of computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. We capitalize payroll and payroll related costs for employees incurred in developing internal-use software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Management’s judgment is required in determining the point when various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. Capitalization of such costs begins when a program or functionality under development has established technological feasibility and ends when the resulting program or functionality is available for release to users. Such criteria are measured through periodic surveys of employees responsible for developing internal-use software.

Our capitalized software development costs were approximately $2.7 million and $3.1 million for the quarters ended March 31, 2015 and 2014, respectively, with related amortization expense of approximately $2.5 million and $2.6 million for the quarters ended March 31, 2015 and 2014, respectively. Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software on the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software. The estimated useful lives of the underlying software are based on analysis performed by a third party in connection with the Madison Tyler Transaction.

Stock-Based Compensation

We account for stock-based compensation transactions with employees under the provisions of ASC 718, Compensation: Stock Compensation. ASC 718 requires the recognition of the fair value of stock-based awards in net income. The fair value of awards issued for compensation is determined using a third-party valuation on the date of grant. The fair value of stock-based awards granted to employees is amortized over the vesting period of the award, if any. During the quarters ended March 31, 2015 and 2014, we recorded expense relating to Class A-2 profits interests granted in prior periods to certain employees, which vest immediately or over a period of up to four years, in each case subject to repurchase provisions upon certain termination events. These awards are accounted for as equity awards and are measured at the date of grant. Additionally, we recorded expense relating to expected awards of Class A-

2 profits interests at year-end. For the three months ended March 31, 2015 and 2014, we recorded $5.9 million and $5.3 million in expense recognized relating to these awards. As of March 31, 2015, total unrecognized share-based compensation expense related to these Class A-2 profits interests that have not vested was $3.3 million and this amount is expected to be recognized over a weighted average period of 2.3 years.

Activity in the Class A-2 profits interests is as follows:

	Number of Interests	Weighted Average Fair Value	Weighted Average Remaining Life
Outstanding December 31, 2013	4,434,452	$6.82	3.40
Interests granted	—	$—	—
Interests repurchased	(6,796)	$6.46	—
Outstanding March 31, 2014	4,427,656	$6.82	3.15

Outstanding December 31, 2014	6,069,007	$7.05	2.54
Interests granted	6,418	$7.52	3.00
Interests repurchased	(13,495)	$7.17	—
Outstanding March 31, 2015	6,061,930	$7.05	2.32

Income Taxes

We conduct our business globally through a number of separate legal entities. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations of each legal jurisdiction in which we operate. We may pay taxes in some jurisdictions and not others.

Certain of our wholly owned subsidiaries are subject to income taxes in foreign jurisdictions. The provision for income tax is comprised of current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized.

We recognize the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We have determined that there are no uncertain tax positions that would have a material impact on our financial position as of March 31, 2015 and December 31, 2014 or the results of operations for the three months ended March 31, 2015 and 2014.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of our acquisitions. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We operate in one operating segment, which is our only reporting unit.

The goodwill impairment test is a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed. The second step is used to measure the amount of impairment loss, if any, and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.

The primary valuation methods we use to estimate the fair value of our reporting unit are the income and market approaches. In applying the income approach, projected available cash flows and the terminal value are discounted to present value to derive an indication of fair value of the business enterprise. The market approach compares the reporting unit to selected reasonably similar publicly-traded companies.

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. Based on the results of the annual impairment tests performed as of July 1, 2014 and 2013, no goodwill impairment was recognized during the quarters ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for us) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We have not yet determined the potential effects of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

Repurchase Agreements - In June, 2014, the FASB released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendment changes the accounting for repurchase financing transactions and for repurchase-to-maturity transactions to secured borrowing accounting.  The accounting changes are effective for us beginning in the first quarter of 2015.  The effect of the accounting changes on transactions outstanding as of the effective date are required to be presented as a cumulative effect adjustment to retained earnings as January 1, 2015.  We are currently evaluating the impact of the new amendment but believes the effect on the condensed consolidated statements of financial condition and comprehensive income will be immaterial, as we currently do not enter into these types of repurchase transactions.  The amendment also requires additional disclosures for repurchase agreements and securities lending transactions regarding the class of collateral pledged and the remaining contractual tenor of the agreements, as well as a discussion of the potential risks associated with the agreements and the related collateral pledged, and how those risks are managed.  Additional disclosures are required for repurchase agreements, securities lending transactions, sales with a total return swap, and other similar transfers of financial assets that are accounted for as a sale.  The additional disclosures are required to be presented beginning in the second quarter of 2015.

Compensation — In June 2014, the Emerging Issues Task Force (the ‘‘EITF’’) of the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Going Concern — In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We will implement this new standard on the required effective date.

Hybrid Financial Instruments — In November 2014, the EITF of the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The ASU requires that for hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. An entity should use judgment based on an evaluation of all the relevant terms and features, and should consider the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015 (fiscal year 2016 for us) and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03,  Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for us), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of March 31, 2015. The new guidance has been applied on a retrospective basis, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 815 ‘‘Derivatives and Hedging.’’ Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying statements of comprehensive income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

Futures Contracts. As part of our proprietary market making trading strategies, we use futures contracts to gain exposure to changes in values of various indices, commodities, interest rates or foreign currencies. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. Upon entering into a futures contract, we are required to pledge to the broker an amount of cash, U.S. government securities or other assets equal to a certain percentage of the contract amount. Subsequent payments, known as variation margin, are made or received by us each day, depending on the daily fluctuations in the fair values of the underlying securities. We recognize a gain or loss equal to the daily variation margin.

Due from Brokers and Clearing Organizations. Management periodically evaluates our counterparty credit exposures to various brokers and clearing organizations with a view to limiting potential losses resulting from counterparty insolvency.

Foreign Currency Risk

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth are subject to fluctuation in foreign exchange rates. While we generate revenues in several currencies, a majority of our operating expenses are denominated in U.S. dollars. Therefore, depreciation in these other currencies against the U.S. dollar would negatively impact revenue upon translation to the U.S. dollar The impact of any translation of our foreign denominated earnings to the U.S. dollar is mitigated, however, through the impact of daily hedging practices that are employed by the company.

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our Condensed Consolidated Statements of comprehensive income and changes in members’ equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro.

Market Risk

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (‘‘FCM’’). The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to the Company’s pro rata share of segregated customer funds available. It is possible that the recovery amount could be less than the total cash and other equity deposited.

Financial Instruments with Off Balance Sheet Risk

We enter into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, forward contracts, and exchange-traded options. These derivative financial instruments are used to conduct trading activities and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.

Futures and forward contracts provide for delayed delivery of the underlying instrument. In situations where we write listed options, we receive a premium in exchange for giving the buyer the right to buy or sell the security at a future date at a contracted price. The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not necessarily reflect the amounts at risk. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements, typically with a central clearing house as the counterparty. Accordingly, futures contracts generally do not have credit risk. The credit risk for forward contracts, options, and swaps is limited to the unrealized market valuation gains recorded in the statements of financial condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces, such as volatility and changes in interest and foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting other than those described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not described every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On April 16, 2015 we completed our IPO, which closed on April 21, 2015. Pursuant to the Registration Statement we registered 19,012,112 shares of Class A common stock (including 2,479,840 Class A shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO). All 19,012,112 shares of our Class A common stock was sold in the IPO at a price per share to the public of $19.00 for an aggregate offering price of $361.2 million.  Goldman Sachs & Co., J.P. Morgan Securities LLC and Sandler O’Neil & Partners, L.P. were the representatives of the underwriters, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Sandler O’Neill & Partners, L.P., BMO Capital Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, UBS Securities LLC and Evercore Group L.L.C. acted as joint bookrunners for the offering. The following tables show the per share and total underwriting discounts and commissions to be paid by us to the underwriters:

Underwriting Discounts and Commissions Paid By Us	Full Exercise of Options
Per Share	$1.33
Total	$25,286,109

The total gross proceeds of the IPO were approximately $361.2 million. Of the proceeds, approximately $25.2 million was used to pay underwriting discounts and commissions, approximately $277.2 million was used to purchase 3,470,724 shares of Class A common stock from the Silver Lake Post-IPO Stockholder and 12,214,224 Virtu Financial Units and corresponding shares of Class C common stock from certain of the Virtu Post-IPO Members, including 4,862,609 Virtu Financial Units and corresponding shares of Class C common stock from the Silver Lake Post-IPO Members and 7,351,615 Virtu Financial Units from certain employees. The remaining $58.8 million of net proceeds of the IPO was contributed by us to Virtu Financial, which will be used for working capital and general corporate purposes. We incurred costs relating to the IPO in the amount of $9.5 million, which were paid or otherwise borne by Virtu Financial. There has been no material change in the planned use of the IPO net proceeds from the described in the Registration Statement.

Issuances of Class A common stock, Class B common stock, Class C common stock and Class D common stock

In October 2013, in connection with our formation, we sold 100 of our shares of Class A common stock to VFH Parent LLC, a wholly owned subsidiary of Virtu Financial, for an aggregate consideration of $100. The shares of common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transactions did not involve a public offering. No underwriters were involved in the sale.

On April 15, 2015, in connection with the mergers contemplated by the Reorganization Transactions, we issued an aggregate of 15,292,940 shares of our Class A common stock to an affiliate of Silver Lake Partners and an affiliate of Temasek. The shares of Class A common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

On April 15, 2015, in connection with the Reorganization Transactions, we issued an aggregate of 79,610,490 shares of our Class D common stock to TJMT Holdings LLC and 24,531,817 shares of its Class C common stock to the remaining members of Virtu Financial after giving effect to the Reorganization Transactions, other than us. The shares of Class D common stock and Class C common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No Underwriters were involved in the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement.
2.1	Reorganization Agreement.
2.2

Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd.

2.3	Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated By-laws of the Registrant.
10.1

Second Amended and Restated Credit Agreement, dated as of November 8, 2013, as amended by Amendment No. 1, Incremental Revolving Facility Amendment and Joinder Agreement, dated as of April 15, 2015, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

10.2	Stockholders Agreement by and among Virtu Financial, Inc. and the stockholders named therein.
10.3	Exchange Agreement.
10.4	Registration Rights Agreement.
10.5	Tax Receivable Agreement by and among Virtu Financial, Inc., the Founder Post-IPO Member, Virtu Employee Holdco, the Management Members and other pre-IPO investors.
10.6	Tax Receivable Agreement by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders.
10.7	Tax Receivable Agreement by and among Virtu Financial, Inc. and the Silver Lake Post-IPO Members.
10.8	Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC.
10.9	Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC.
10.10	Class C Common Stock Subscription Agreement.
10.11	Class D Common Stock Subscription Agreement.
10.12	Class A Common Stock Purchase Agreement.
10.13	Unit Purchase Agreement.
10.14	Employment Agreement by and between Virtu Financial, Inc. and Mr. Vincent Viola.
10.15	Employment Agreement by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	May 29, 2015	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 29, 2015	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement.
2.1	Reorganization Agreement.
2.2

Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd.

2.3	Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated By-laws of the Registrant.
10.1

Second Amended and Restated Credit Agreement, dated as of November 8, 2013, as amended by Amendment No. 1, Incremental Revolving Facility Amendment and Joinder Agreement, dated as of April 15, 2015, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

10.2	Stockholders Agreement by and among Virtu Financial, Inc. and the stockholders named therein.
10.3	Exchange Agreement.
10.4	Registration Rights Agreement.
10.5	Tax Receivable Agreement by and among Virtu Financial, Inc., the Founder Post-IPO Member, Virtu Employee Holdco, the Management Members and other pre-IPO investors.
10.6	Tax Receivable Agreement by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders.
10.7	Tax Receivable Agreement by and among Virtu Financial, Inc. and the Silver Lake Post-IPO Members.
10.8	Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC.
10.9	Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC.
10.10	Class C Common Stock Subscription Agreement.
10.11	Class D Common Stock Subscription Agreement.
10.12	Class A Common Stock Purchase Agreement.
10.13	Unit Purchase Agreement.
10.14	Employment Agreement by and between Virtu Financial, Inc. and Mr. Vincent Viola.
10.15	Employment Agreement by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document

* To be filed by amendment.