Form 10-Q/A
period 2015-03-31
Virtu Financial, Inc.
filed 2015-06-29
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Virtu Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 29, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1*	Underwriting Agreement.
2.1*	Reorganization Agreement.
2.2*

Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd.

2.3*	Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated By-laws of the Registrant.
10.1*

Second Amended and Restated Credit Agreement, dated as of November 8, 2013, as amended by Amendment No. 1, Incremental Revolving Facility Amendment and Joinder Agreement, dated as of April 15, 2015, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

10.2*	Stockholders Agreement by and among Virtu Financial, Inc. and the stockholders named therein.
10.3*	Exchange Agreement.
10.4*	Registration Rights Agreement.
10.5*	Tax Receivable Agreement by and among Virtu Financial, Inc., the Founder Post-IPO Member, Virtu Employee Holdco, the Management Members and other pre-IPO investors.
10.6*	Tax Receivable Agreement by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders.
10.7*	Tax Receivable Agreement by and among Virtu Financial, Inc. and the Silver Lake Post-IPO Members.
10.8*	Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC.
10.9*	Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC.
10.10*	Class C Common Stock Subscription Agreement.
10.11*	Class D Common Stock Subscription Agreement.
10.12*	Class A Common Stock Purchase Agreement.
10.13*	Unit Purchase Agreement.
10.14*	Employment Agreement by and between Virtu Financial, Inc. and Mr. Vincent Viola.
10.15*	Employment Agreement by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
31.1*

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*      These exhibits were previously included or incorporated by reference in Virtu Financial, Inc.’s Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 29, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	June 29, 2015	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	June 29, 2015	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1*	Underwriting Agreement.
2.1*	Reorganization Agreement.
2.2*

Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd.

2.3*	Merger Agreement by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated By-laws of the Registrant.
10.1*

Second Amended and Restated Credit Agreement, dated as of November 8, 2013, as amended by Amendment No. 1, Incremental Revolving Facility Amendment and Joinder Agreement, dated as of April 15, 2015, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

10.2*	Stockholders Agreement by and among Virtu Financial, Inc. and the stockholders named therein.
10.3*	Exchange Agreement.
10.4*	Registration Rights Agreement.
10.5*	Tax Receivable Agreement by and among Virtu Financial, Inc., the Founder Post-IPO Member, Virtu Employee Holdco, the Management Members and other pre-IPO investors.
10.6*	Tax Receivable Agreement by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders.
10.7*	Tax Receivable Agreement by and among Virtu Financial, Inc. and the Silver Lake Post-IPO Members.
10.8*	Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC.
10.9*	Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC.
10.10*	Class C Common Stock Subscription Agreement.
10.11*	Class D Common Stock Subscription Agreement.
10.12*	Class A Common Stock Purchase Agreement.
10.13*	Unit Purchase Agreement.
10.14*	Employment Agreement by and between Virtu Financial, Inc. and Mr. Vincent Viola.
10.15*	Employment Agreement by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
31.1*

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*                 These exhibits were previously included or incorporated by reference in Virtu Financial, Inc.’s Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 29, 2015.