Form 10-Q
period 2015-06-30
Virtu Financial, Inc.
filed 2015-08-14
CIK 1592386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of August 14, 2015
Class A common stock, par value $0.00001 per share	34,305,052
Class C common stock, par value $0.00001 per share	24,531,817
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this report include those of Virtu Financial, Inc. (“we”, the “Company” or the “Registrant”), which is the registrant, and those of Virtu Financial LLC (“Virtu Financial”), in which the registrant became the managing member and the owner of approximately 24.8% of the outstanding membership interests through a series of reorganization transactions that were completed on April 15, 2015 (the “Reorganization Transactions”) in connection with our initial public offering (“IPO”), which was completed on April 21, 2015. For more information regarding the transactions described above, see Note 13, “Capital Structure,” to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of the Company, including consolidation of its investment in Virtu Financial, since April 16, 2015.  Prior to April 16, 2015, the date of the IPO, the unaudited condensed consolidated financial statements included herein represent the financial statements of Virtu Financial and subsidiaries (the “Group”). The historical unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of the Company or the Group would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical financial statements of the Group do not give effect to the following matters:

•                  Reorganization Transactions;

•                  U.S. corporate federal income taxes; and

•                  Noncontrolling interest held by other members of Virtu Financial.

As a consequence, earnings per share information reported in the unaudited condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2015 reflect only the net income available for common stockholders for the period from April 16, 2015 through June 30, 2015, as detailed in Note 3, “Earnings per share”, to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
	June 30,	December 31,
(in thousands, except share and interest data)	2015	2014
Assets
Cash and cash equivalents	$126,978	$75,864
Securities borrowed	667,970	484,934
Securities purchased under agreements to resell	31,050	31,463
Receivables from broker dealers and clearing organizations	691,163	387,652
Trading assets, at fair value:
Financial instruments owned	1,658,086	1,307,933
Financial instruments owned and pledged	399,306	236,375
Property, equipment and capitalized software (net of accumulated depreciation of $107,605 and $84,579 as of June 30, 2015 and December 31, 2014, respectively)	47,113	44,644
Goodwill	715,379	715,379
Intangibles (net of accumulated amortization)	1,308	1,414
Deferred tax asset	163,423	977
Other assets ($9,162 and $8,205, at fair value, as of June 30, 2015 and December 31, 2014, respectively)	34,944	32,823
Total assets	$4,536,720	$3,319,458

Liabilities, redeemable membership interest and equity
Liabilities
Securities loaned	$876,782	$497,862
Securities sold under agreements to repurchase	246	2,006
Payables to broker dealers and clearing organizations	568,459	686,203
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,785,628	1,037,634
Tax receivable agreement obligations	184,679	—
Accounts payable and accrued expenses and other liabilities	120,950	93,331
Senior secured credit facility	495,312	495,724
Total liabilities	$4,032,056	$2,812,760

(Continued on next page)

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
	June 30,	December 31,
(in thousands, except share and interest data)	2015	2014
Class A-1 redeemable membership interest	—	294,433

Stockholders’ / Members’ equity
Class A-1 - Authorized and Issued - 0 and 1,964,826 interests, Outstanding - 0 and 1,964,826 interests at June 30, 2015 and December 31, 2014, respectively	—	19,648
Class A-2 - Authorized and Issued - 0 and 101,381,332 interests, Outstanding - 0 and 99,855,666 interests at June 30, 2015 and December 31, 2014, respectively	—	287,705
Class A common stock (par value $0.00001), Authorized - 1,000,000,000 and 0 shares, Issued and Outstanding - 34,305,052 and 0 shares at June 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock (par value $0.00001), Authorized - 175,000,000 and 0 shares, Issued and Outstanding - 0 and 0 shares at June 30, 2015 and December 31, 2014, respectively	—	—
Class C common stock (par value $0.00001), Authorized - 90,000,000 and 0 shares, Issued and Outstanding - 24,531,817 and 0 shares at June 30, 2015 and December 31, 2014, respectively	—	—
Class D common stock (par value $0.00001), Authorized - 175,000,000 and 0 shares, Issued and Outstanding - 79,610,490 and 0 shares at June 30, 2015 and December 31, 2014, respectively	1	—
Additional paid-in capital	115,274	—
Retained Earnings (Accumulated deficit)	474	(91,383)
Accumulated other comprehensive income (loss)	412	(3,705)
Total stockholders’ / members’ equity	$116,161	$212,265
Noncontrolling interest	388,503	—
Total equity	$504,664	$212,265

Total liabilities, redeemable membership interest and equity	$4,536,720	$3,319,458

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014

Revenues:
Trading income, net	$169,792	$153,376	$383,722	$318,539
Interest and dividends income	9,415	7,214	14,597	12,769
Technology services	2,772	2,386	5,188	4,963
Total revenue	181,979	162,976	403,507	336,271

Operating Expenses:
Brokerage, exchange and clearance fees, net	56,501	53,837	117,639	108,271
Communication and data processing	17,549	17,505	35,492	33,312
Employee compensation and payroll taxes	15,165	17,255	42,065	38,868
Interest and dividends expense	16,841	12,247	26,407	22,710
Operations and administrative	6,669	6,354	12,431	12,125
Depreciation and amortization	8,186	7,480	17,849	13,962
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Acquisition related retention bonus	—	1,221	—	2,487
Termination of office leases	—	849	2,729	849
Initial public offering fees and expenses	—	8,901	—	8,901
Charges related to share based compensation at IPO	44,194	—	44,194	—
Financing interest expense on senior secured credit facility	7,259	7,748	14,861	15,299
Total operating expenses	172,417	133,450	313,773	256,890

Income before income taxes and noncontrolling interest	9,562	29,526	89,734	79,381

Provision for (benefit from) income taxes	1,997	(1,316)	4,725	(350)

Net income	7,565	$30,842	85,009	$79,731
Noncontrolling interest	(7,091)		(84,535)

Net income available for common stockholders	$474		$474

Earnings per share
Basic	$0.01		$0.01
Diluted	$0.01		$0.01

Weighted average common shares outstanding
Basic	34,305,052		34,305,052
Diluted	34,529,349		34,529,349

Net income	$7,565	$30,842	$85,009	$79,731
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	1,632	(211)	(3,001)	(163)
Comprehensive income	9,197	$30,631	82,008	$79,568
Less: Comprehensive income attributable to noncontrolling interests	(8,311)		(81,122)
Comprehensive income attributable to common stockholders	$886		$886

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

for the Six Months Ended June 30, 2015

(Unaudited)

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in Capital	Class A-1		Class A-2		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ / Members’	Non- controlling	Total	Class A-1 Redeemable
(in thousands, except per share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Interests	Amounts	Interests	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity	Interest
Balance at December 31, 2014	—	$—	—	$—	—	$—	$—	1,964,826	$19,648	99,855,666	$287,705	$(91,383)	$(3,705)	$212,265	$—	$212,265	$294,433
Share based compensation through April 15, 2015	—	—	—	—	—	—	—	—	—	6,418	438	—	—	438	—	438	—
Repurchase of Class A-2 interests	—	—	—	—	—	—	—	—	—	(13,495)	(97)	—	—	(97)	—	(97)	—
Distribution to members through April 15, 2015	—	—	—	—	—	—	—	—	—		—	(130,000)		(130,000)	—	(130,000)	—
Comprehensive income through April 15, 2015:
Net income	—	—	—	—	—	—	—	—	—	—	—	83,147	—	83,147	—	83,147	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(4,633)	(4,633)	—	(4,633)	—
Reorganization of equity structure	18,763,664	—	36,746,041	—	79,610,490	1	63,261	(1,964,826)	(19,648)	(99,848,589)	(288,046)	138,236	8,338	(97,858)	392,291	294,433	(294,433)
Balance post-reorganization	18,763,664	—	36,746,041	—	79,610,490	1	63,261	—	—	—	—	—	—	63,262	392,291	455,553	—
Issuance of Common Stock, net of offering costs	19,012,112	—	—	—	—	—	327,366	—	—	—	—	—	—	327,366	—	327,366	—
Repurchase of Virtu Financial Units and corresponding number of Class A and C Common Stock	(3,470,724)	—	(12,214,224)	—	—	—	(277,153)	—	—	—	—	—	—	(277,153)	—	(277,153)	—
Share based compensation vested upon the IPO	—	—	—	—	—	—	45,677	—	—	—	—	—	—	45,677	—	45,677	—
Adjustments for changes in proportionate ownership in Virtu Financial	—	—	—	—	—	—	(22,513)	—	—	—	—	—	—	(22,513)	22,513	—	—
Issuance of tax receivable agreements	—	—	—	—	—	—	(23,041)	—	—	—	—	—	—	(23,041)	—	(23,041)	—
Share based compensation after April 15, 2015	—	—	—	—	—	—	1,677	—	—	—	—	—	—	1,677	—	1,677	—
Comprehensive income, after April 15, 2015:
Net income	—	—	—	—	—	—	—	—	—	—	—	474	—	474	1,388	1,862	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	412	412	1,220	1,632	—
Distribution from Virtu Financial to non-controlling interest, after April 15, 2015	—	—	—	—	—	—		—	—	—	—	—	—	—	(28,909)	(28,909)	—
Balance at June 30, 2015	34,305,052	$—	24,531,817	$—	79,610,490	$1	$115,274	—	$—	—	$—	$474	$412	$116,161	$388,503	$504,664	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2015	2014

Cash flows from operating activities
Net Income	$85,009	$79,731

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,849	13,962
Amortization of purchased intangibles and acquired capitalized software	106	106
Amortization of debt issuance costs and deferred financing fees	823	704
Termination of office leases	2,729	849
Share based compensation	53,529	5,520
Other	2,441	612
Changes in operating assets and liabilities:
Securities borrowed	(183,036)	91,178
Securities purchased under agreements to resell	413	109,408
Receivables from broker dealers and clearing organizations	(303,511)	(204,079)
Trading assets, at fair value	(513,084)	(45,116)
Other assets ($9,162 and $8,205, at fair value, as of June 30, 2015 and December 31, 2014, respectively)	(2,126)	5,528
Securities loaned	378,920	830
Securities sold under agreements to repurchase	(1,760)	(10,883)
Payables to broker dealers and clearing organizations	(117,744)	(170,645)
Trading liabilities, at fair value	747,994	216,563
Accounts payable and accrued expenses and other liabilities	14,369	11,368
Net cash provided by operating activities	182,921	105,636

Cash flows from investing activities
Development of capitalized software	(4,207)	(4,113)
Acquisition of property and equipment	(13,571)	(10,595)
Net cash used in investing activities	(17,778)	(14,708)

Cash flows from financing activities
Distribution to members through April 15, 2015	(130,000)	(90,652)
Distribution from Virtu Financial to non-controlling interest, after April 15, 2015	(28,909)	—
Repurchase of Class A-2 interests	(1,097)	(44)
Repayment of short term borrowings	—	(12,800)
Repayment of senior secured credit facility	(364)	(2,550)
Debt issuance costs	(871)	—
Issuance of Common Stock, net of offering costs	327,366	—
Repurchase of Virtu Financial Units and corresponding number of Class A and C Common Stock	(277,153)	—
Net cash used in financing activities	(111,028)	(106,046)

Effect of exchange rate changes on Cash and cash equivalents	(3,001)	(163)

Net increase (decrease) in Cash and cash equivalents	51,114	(15,281)
Cash and cash equivalents, beginning of period	75,864	66,010
Cash and cash equivalents, end of period	$126,978	$50,729

Supplementary disclosure of cash flow information
Cash paid for interest	$32,837	$32,224
Cash paid for taxes	$2,006	$529

Non-cash investing activities
Compensation to developers subject to capitalization of software (of which $10,565 and $903 were capitalized for the six months ended June 30, 2015 and 2014, respectively)	23,927	2,549

Non-cash financing activities
Tax receivable agreement (Note 4)	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned subsidiaries, the ‘‘Company’’) is a Delaware holding company whose primary asset is its ownership of approximately 24.8% of the membership interests of Virtu Financial LLC (“Virtu Financial”).  The Company was formed on October 16, 2013 for the purpose of completing certain reorganization transactions (the “Reorganization Transactions”), in order to carry on the business of Virtu Financial LLC (“Virtu Financial”) and to conduct a public offering. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries. Virtu Financial was formed as a Delaware limited liability company on April 8, 2011 in connection with a corporate reorganization and acquisition of the outstanding equity interests of Madison Tyler Holdings, LLC (“MTH”), an electronic trading firm and market maker. In connection with the reorganization, the members of Virtu Financial’s predecessor entity, Virtu Financial Operating LLC (“VFO”), a Delaware limited liability company formed on March 19, 2008, exchanged their interests in VFO for interests in Virtu Financial and the members of MTH exchanged their interests in MTH for cash and/or interests in Virtu Financial. Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), a self-clearing US broker-dealer, Virtu Financial Capital Markets LLC (“VFCM”), a self-clearing US broker-dealer and designated market maker on the New York Stock Exchange (“NYSE”) and the NYSE MKT (formerly NYSE Amex), Virtu Financial Global Markets LLC (“VFGM”), a US trading entity focused on futures and currencies, Virtu Financial Ireland Limited (“VFIL”), formed in Ireland, Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia, and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore.

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

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). These condensed consolidated financial statements are unaudited and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of June 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The condensed consolidated financial statement information as of December 31, 2014 has been derived from the 2014 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on April 16, 2015 (the “Prospectus”) for the offering of Class A common stock, par value $0.00001 per share (the “Class A common stock”). See Note 13 to the condensed consolidated financial statements for information regarding the Reorganization Transactions (as defined in Note 13) and the Company’s IPO.

Principles of Consolidation, including Noncontrolling Interests

The unaudited condensed consolidated financial statements include the accounts of VFI and its majority and wholly owned subsidiaries. As sole managing member of Virtu Financial, VFI exerts control over the Group’s operations. In accordance with ASC 810, Consolidation, the Company consolidates Virtu Financial and its subsidiaries’ consolidated financial statements and records the interests in Virtu Financial that VFI does not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s share based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At June 30, 2015 and December 31, 2014, receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company also offsets the outstanding principal balances on all short term credit facilities against amounts receivable from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Fair Value Measurements

At June 30, 2015 and December 31, 2014, substantially all of Company’s financial assets and liabilities, except for long-term borrowings and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value.

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

Transfers in or out are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2015 and 2014.

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

The Company’s capitalized software development costs were approximately $2.8 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively.  The related amortization expense was approximately $2.7 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, in connection with the compensation charge related to Class B and East MIP interests recognized upon the IPO (Note 13), the Company capitalized and amortized $9.5 million and $8.0 million of the costs, respectively, which were included within charges related to share based compensation at IPO, net, in the condensed consolidated statements of comprehensive income.  Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software on the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. There were no triggering events that would have caused the Company to assess goodwill for impairment during the three and six months ended June 30, 2015 and 2014, respectively.

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

Income Taxes

Virtu Financial is a limited liability company and is treated as a pass-through entity for United States federal, state, and local income tax purposes. Accordingly, no provision for United States federal, state, and local income tax was required prior to the consummation of the Reorganization Transactions and the IPO.  Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income taxes on its taxable income, which is proportional to the percentage of Virtu Financial owned by the Company. The Company’s subsidiaries are subject to income taxes in the respective jurisdictions in which they operate.

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

The Company recognizes the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2015 and December 31, 2014 or the results of operations for the three and six months ended June 30, 2015 and 2014.

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

Share-Based Compensation

The Company accounts for share-based compensation transactions with employees under the provisions of ASC 718, Compensation: Stock Compensation. ASC 718 requires a share-based payment transaction with employees to be measured based on the fair value of equity instruments issued. The fair value of awards issued for compensation prior to the Reorganization Transactions and the IPO was determined by management, with the assistance of an independent third party valuation firm, using a projected annual forfeiture rate, where applicable, on the date of grant. With respect to equity awards issued for compensation in connection with or subsequent to the Reorganization Transaction and the IPO pursuant to the 2015 Management Incentive Plan, the fair value of the stock option grants are determined through the application of the Black-Scholes-Merton model.  Similarly, the fair value of the restricted stock units is determined based on the IPO per share price or the market price at the time of grant. The fair value of share based awards granted to employees is expensed based on the vesting conditions.

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

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for the Company), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of June 30, 2015. The new guidance has been applied on a retrospective basis, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance.  Refer to Note 8 for additional information regarding the impact of this guidance on the Company’s condensed consolidated financial statements.

3. Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the IPO. Net income available for common stockholders of $0.5 million is the net income earned by VFI. on its approximate 24.8% interest in Virtu Financial for the period from April 16, 2015 through June 30, 2015, net of the provision for income taxes for the period.

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	Three Months Ended,	Six Months Ended
	June 30, 2015	June 30, 2015
(in thousands)
Income before income taxes and noncontrolling interest	$9,562	$89,734
Provision for (benefit from) income taxes	1,997	4,725

Net income	7,565	85,009

Net income allocable to members of Virtu Financial LLC (for the period January 1, 2015 through April 15, 2015)	(5,703)	(83,147)

Noncontrolling interest subsequent to April 15, 2015	(1,388)	(1,388)

Net income available for common stockholders	$474	$474

The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders from April 16, 2015 through June 30, 2015 divided by the weighted average number of shares of common stock outstanding during the same period:

Period from
April 16, 2015 through
(in thousands, except for shares or per share amounts)	June 30, 2015
Basic earnings per share:
Net income available for common stockholders	$474

Weighted average shares of common stock outstanding:
Class A	34,305,052

Basic Earnings per share	$0.01

Diluted earnings per share are calculated utilizing net income available for common stockholders commencing on April 16, 2015, divided by the weighted average total number of shares of common stock outstanding during the period from April 16, 2015 through June 30, 2015 plus additional shares of common stock issued and issuable pursuant to the 2015 Management Incentive Plan (Note 13).

Period from
April 16, 2015 through
(in thousands, except for shares or per share amounts)	June 30, 2015
Diluted earnings per share:
Net income available for common stockholders	$474

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	34,305,052
Issuable pursuant to 2015 Management Incentive Plan	224,297
34,529,349

Diluted Earnings per share	$0.01

4. Tax Receivable Agreements

In connection with the IPO, on April 15, 2015, the Company entered into Tax Receivable Agreements (“TRAs”) to make payments to the Virtu Post-IPO Members, as defined in Note 13, and the Investor Post-IPO Stockholders, as defined in Note 13, that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of Virtu Financial interests for Class A common stock or Class B common stock and payments made under the TRAs. Payments will occur only after the filing of the U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment is due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which is due March 15, 2016, but the due date can be extended until September 15, 2016. Future payments under the TRAs in respect of subsequent exchanges would be in addition to these amounts.

As a result of the exchange of units of Virtu Financial, the Company recorded a deferred tax asset of $161.6 million associated with the increase in tax basis. Payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders in respect of the purchases, the exchanges and the Mergers described in the Registration Statement and Note 15 of the condensed consolidated financial statements of Virtu Financial included herein will aggregate to approximately $184.7 million in the aggregate, ranging from approximately $7.9 million to $13.6 million per year over the next 15 years. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset. At June 30, 2015, the Company’s remaining deferred tax asset and the payment liability pursuant to the TRAs were approximately $158.9 million and $184.7 million, respectively. The amounts recorded as of June 30, 2015 approximates the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2015.

For the TRA discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu Financial units, had there been no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the IPO and had there been no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes at Virtu Financial. Subsequent adjustments of the TRA obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the condensed consolidated statement of comprehensive income.

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2015 and 2014.

No goodwill impairment was recognized in the three and six months ended June 30, 2015 and 2014.

Acquired intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4 to 2.5
ETF issuer relationships	950	296	654	9
ETF buyer relationships	950	296	654	9
	$111,900	$110,592	$1,308

	As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4 to 2.5
ETF issuer relationships	950	243	707	9
ETF buyer relationships	950	243	707	9
	$111,900	$110,486	$1,414

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.1 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Assets
Due from prime brokers	$265,075	$67,556
Deposits with clearing organizations	33,790	29,595
Net equity with futures commission merchants	168,897	155,060
Unsettled trades	49,764	55,929
Securities failed to deliver	173,637	79,512
Total receivables from broker-dealers and clearing organizations	$691,163	$387,652

Liabilities
Due to prime brokers	$25,436	$313,623
Net equity with futures commission merchants	52,614	60,973
Unsettled trades	474,013	311,322
Securities failed to receive	16,396	285
Total payables to broker-dealers and clearing organizations	$568,459	$686,203

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities of approximately $206.4 million and $183.0 million as of June 30, 2015 and December 31, 2014, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2015 and December 31, 2014, substantially all of the securities received as collateral have been repledged. Amounts relating to collateralized transactions at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Securities received as collateral:
Securities borrowed	$652,620	$470,553
Securities purchased under agreements to resell	31,038	31,472
	$683,658	$502,025

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Equities	$376,583	$219,159
Exchange traded notes	22,723	17,216
	$399,306	$236,375

8. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company’s broker-dealer subsidiaries up to a maximum amount of $100.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company’s broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis (1.13% at June 30, 2015 and 1.12% at December 31, 2014).  The Uncommitted Facility has a 364-day term. The Company is party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014 and April 24, 2015, which is provided on a committed basis and is available for borrowings by one of the Company’s broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company’s election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. As of June 30, 2015 and December 31, 2014, the Company did not have any outstanding principal balance on the Uncommitted Facility or the Committed Facility. Interest expense for the three months ended June 30, 2015 and 2014 was approximately $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $0.4 million and $0.2 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $476.0 million and $440.0 million, the outstanding principal was $228.9 million and $183.0 million, and borrowings bore interest at a weighted average interest rate of 2.30% and 1.80% per annum, as June 30, 2015 and December 31, 2014, respectively.  Interest expense in relation to the facilities for the three months ended June 30, 2015 and June 30, 2014 was approximately $1.4 million and $0.7 million, respectively. Interest expense in relation to the facilities for the six months ended June 30, 2015 and June 30, 2014 was approximately $2.7 million and $1.6 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Senior Secured Credit Facility

On July 8, 2011, Virtu Financial, its wholly owned subsidiary, VFH Parent LLC (“VFH”), and each of its unregulated domestic subsidiaries entered into the credit agreement (the “Credit Agreement”) among the Borrower, Virtu Financial, Credit Suisse AG, as administrative agent, and the other parties thereto.  The credit facility funded a portion of the MTH acquisition with a term loan in the amount of $320.0 million to VFH. The credit facility was issued at a discount of 2.0% or $313.6 million, net of $6.4 million discount. The credit facility was initially subject to quarterly principal payments beginning on December 31, 2011 with the unpaid principal payable on maturity on July 8, 2016. Under the terms of the loan, VFH is subject to certain financial covenants, including a total net leverage ratio and an interest coverage ratio, as defined in the Credit Agreement. VFH is also subject to contingent principal payments based on excess cash flow, as defined in the Credit Agreement, and certain other triggering events. Borrowings are collateralized by substantially all the assets of the Company, other than the equity interests in and assets of its registered broker-dealer, regulated and foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of Virtu Financial’s or its domestic subsidiaries’ direct foreign subsidiaries.

The Credit Agreement was amended on February 5, 2013, May 1, 2013 and November 8, 2013. The amendments resulted in a decreased interest rate, changes in certain operating covenants, and an increase in principal amount outstanding by $150.0 million on May 1, 2013 and $106.7 million on November 8, 2013, respectively. Additionally, the amendments reduced the annual amortization obligation from 15% of the original principal amount to approximately 1% of the outstanding principal amount as of November 8, 2013, which was $510.0 million. The terms of the amended credit facility are otherwise substantially similar terms to the original credit facility, except as set forth below.

Term loans outstanding under the Credit Agreement bear interest at a rate per annum at the Company’s election equal to either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 0.5% (c) the adjusted LIBOR rate (as defined in the Credit Agreement) for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 2.25% plus, in each case, 3.0%, or (ii) the greater of (x) the adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus 4.0%. Pursuant to the Amendment (as defined below), each incremental spread was reduced by 0.50% upon the consummation of the Company’s IPO. The rate at June 30, 2015 was 5.25%.

Aggregate future required minimum principal payments based on the terms of this loan at June 30, 2015 were as follows:

(in thousands)
2015	$2,550
2016	5,100
2017	5,100
2018 and thereafter	489,600
Total maturities of long-term debt	$502,350

Net carrying amount of deferred financing fees capitalized in connection with the financing were approximately $4.5 million and $5.1 million, respectively, as of June 30, 2015 and December 31, 2014, which are included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. The Company retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period specific effects of applying the new guidance. After retrospectively applying the new guidance, the Company reclassified approximately $5.1 million in deferred financing fees as of December 31, 2014 previously included within other assets to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expense related to the deferred financing fees was approximately $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $0.6 million and $0.5 million, respectively. Amortization expense is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

Accretion related to the net carrying amount of debt discount of $1.7 million and $1.9 million, respectively, as of June 30, 2015 and December 31, 2014, was approximately $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, and for the six months ended June 30, 2015 and 2014 were approximately $0.2 million and $0.2 million, respectively.  The accretion is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

On April 15, 2015, the Company, Virtu Financial, and each unregulated domestic subsidiary of Virtu Financial, entered into an amendment agreement (the “Amendment”) to the Credit Agreement.  The Amendment provided for a revolving credit facility with aggregate commitments by revolving lenders of $100.0 million, available upon the consummation of the IPO and the payment of relevant fees and expenses.  The revolving credit facility is secured pari passu with the term loans outstanding under the

Credit Agreement and is subject to the same financial covenants and negative covenants.  Borrowings under the revolving facility bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 2.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 3.0%. We will also pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility.

Deferred financing fees capitalized in connection with the revolving credit facility were approximately $0.9 million, which is included as a deduction to senior secured credit facility in the accompanying condensed consolidated statement of financial condition. The net carrying amounts for the deferred financing fees capitalized in connection with the revolving credit facility were approximately $0.8 million and $0, respectively, as of June 30, 2015 and December 31, 2014, which are included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expenses related to the deferred financing fees in connection with the revolving credit facility were approximately $0.1 million, $0, $0.1 million and $0, for the three and six months ended June 30, 2015 and 2014, respectively.

9. Financial Assets and Liabilities

At June 30, 2015 and December 31, 2014, substantially all of Company’s financial assets and liabilities, except for the senior secured credit facility and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company’s senior secured credit facility approximates fair value as of June 30, 2015 and December 31, 2014 based on the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, which was categorized as Level 2.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities which are categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from the banks that are counterparties to these contracts, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At June 30, 2015 and December 31, 2014, the Company’s derivative contracts and non-U.S. government obligations have been categorized as Level 2.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2015 and 2014.

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2015:

	June 30, 2015
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counter-
	Identical Assets	Inputs	Inputs	Party	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,562,612	$35,360	$—	$—	$1,597,972
U.S. and Non-U.S. government obligations	5,172	9,264	—	—	14,436
Exchange traded notes	45,064	—	—	—	45,064
Interest rate swaps	—	424	—	—	424
Currency forwards	—	361,506	—	(361,506)	—
Options	—	190	—	—	190
	$1,612,848	$406,744	$—	$(361,506)	$1,658,086

Financial instruments owned, pledged as collateral:
Equity securities	$376,583	$—	$—	$—	$376,583
Exchange traded notes	22,723	—	—	—	22,723
	$399,306	$—	$—	$—	$399,306

Other Assets
Exchange stock	$9,162	$—	$—	$—	$9,162
	$9,162	$—	$—	$—	$9,162

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,668,114	$1,499	$—	$—	$1,669,613
U.S. and Non-U.S. government obligations	34,033	—	—	—	34,033
Exchange traded notes	68,970	—	—	—	68,970
Interest rate swaps	—	434	—	—	434
Currency forwards	—	373,870	—	(361,506)	12,364
Options	—	214	—	—	214
	$1,771,117	$376,017	$—	$(361,506)	$1,785,628

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2014:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter- Party Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,216,532	$17,166	$—	$—	$1,233,698
U.S. and non-U.S. government obligations	—	8,222	—	—	8,222
Exchange traded notes	65,684	—	—	—	65,684
Currency forwards	—	1,629,637	—	(1,629,629)	8
Options	—	321	—	—	321
	$1,282,216	$1,655,346	$—	$(1,629,629)	$1,307,933
Financial instruments owned, pledged as collateral:
Equity securities	$219,159	$—	$—	$—	$219,159
Exchange traded notes	17,216	—	—	—	17,216
	$236,375	$—	$—	$—	$236,375
Other Assets
Exchange stock	$8,205	$—	$—	$—	$8,205
	$8,205	$—	$—	$—	$8,205

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter- Party Netting	Total Fair Value
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$859,836	$47,896	$—	$—	$907,732
U.S. and non-U.S. government obligations	21,107	—	—	—	21,107
Exchange traded notes	92,513	—	—	—	92,513
Currency forwards	—	1,645,820	—	(1,629,629)	16,191
Options	—	79	—	—	79
Interest rate swaps	—	12	—	—	12
	$973,456	$1,693,807	$—	$(1,629,629)	$1,037,634

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

The following tables set forth the netting of certain financial assets and financial liabilities as of June 30, 2015 and December 31, 2014, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.

	June 30, 2015
		Gross Amounts	Net Amounts of
		Offset in the	Assets Presented in	Gross Amounts Not Offset in the
		Condensed	the Condensed	Condensed Consolidated
	Gross Amounts of	Consolidated	Consolidated	Statement of Financial Condition
	Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$667,970	—	$667,970	$(660,393)	$—	$7,577
Securities purchased under agreements to resell	31,050	—	31,050	(31,050)	—	—
Trading assets, at fair value:
Currency forwards	361,506	(361,506)	—	—	—	—
Options	190	—	190	(180)	—	10
Interest rate swaps	424	—	424	(424)	—	—
Total	$1,061,140	$(361,506)	$699,634	$(692,047)	$—	$7,587

		Gross Amounts	Net Amounts of
		Offset in the	Liabilities Presented in	Gross Amounts Not Offset in the
		Condensed	the Condensed	Condensed Consolidated
	Gross Amounts of	Consolidated	Consolidated	Statement of Financial Condition
	Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$876,782	—	$876,782	$(874,615)	$(757)	$1,410
Securities sold under agreements to repurchase	246	—	246	(246)	—	—
Trading liabilities, at fair value:
Currency forwards	373,870	(361,506)	12,364	—	(12,364)	—
Options	214	—	214	(214)	—	—
Interest rate swaps	434	—	434	(424)	(10)	—
Total	$1,251,546	$(361,506)	$890,040	$(875,499)	$(13,131)	$1,410

	December 31, 2014
	Gross	Gross Amounts Offset in the Condensed Consolidated	Net Amounts of Assets Presented in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)	Amounts of Recognized Assets	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$484,934	$—	$484,934	$(477,559)	$—	$7,375
Securities purchased under agreements to resell	31,463	—	31,463	(31,463)	—	—
Trading assets, at fair value:
Currency forwards	1,629,637	(1,629,629)	8	—	—	8
Options	321		321	(76)	—	245
Total	$2,146,355	$(1,629,629)	$516,726	$(509,098)	$—	$7,628

	Gross	Gross Amounts Offset in the Condensed Consolidated	Net Amounts of Liabilities Presented in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)	Amounts of Recognized Liabilities	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$497,862	$—	$497,862	$(490,768)	$(2,812)	$4,282
Securities sold under agreements to repurchase	2,006	—	2,006	(2,006)	—	—
Trading liabilities, at fair value:
Currency forwards	1,645,820	(1,629,629)	16,191	—	(16,191)	—
Options	79	—	79	(79)	—	—
Interest rate swaps	12	—	12	—	(12)	—
Total	$2,145,779	$(1,629,629)	$516,150	$(492,853)	$(19,015)	$4,282

Excluded from the fair value and offsetting tables above is net variation margin on long and short futures contracts in the amounts of $90.2 million and $46.4 million, which are included within receivables from broker-dealers and clearing organizations as of June 30, 2015 and December 31, 2014, respectively, and $89.8 million and $(3.6) million, which are included within payables to broker-dealers and clearing organizations as of June 30, 2015 and December 31, 2014, respectively.

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2015 and December 31, 2014:

(in thousands)		June 30, 2015		December 31, 2014
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional

Equities futures	Receivables from broker dealers and clearing organizations	$(10,046)	$1,441,389	$241	$561,029
Commodity futures	Receivables from broker dealers and clearing organizations	86,901	6,668,358	42,489	28,823,081
Currency futures	Receivables from broker dealers and clearing organizations	13,333	2,600,729	3,180	2,916,222
Treasury futures	Receivables from broker dealers and clearing organizations	(15)	523,513	504	857,363
Options	Financial instruments owned	190	17,153	321	39,802
Currency forwards	Financial instruments owned	361,506	22,576,627	1,629,637	127,021,198
Interest rate swaps	Financial instruments owned	424	82,010	—	—

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional

Equities futures	Payables to broker dealers and clearing organizations	$—	$—	$(268)	$122,948
Commodity futures	Payables to broker dealers and clearing organizations	90,322	22,614,981	(295)	15,727
Currency futures	Payables to broker dealers and clearing organizations	(519)	2,131,257	(3,077)	2,123,341
Treasury futures	Payables to broker dealers and clearing organizations	—	—	—	—
Custom equity based swap	Payables to broker dealers and clearing organizations	—	—	—	—
Options	Financial instruments sold, not yet purchased	214	17,909	79	12,913
Currency forwards	Financial instruments sold, not yet purchased	373,870	24,557,934	1,645,820	125,152,639
Interest rate swaps	Financial instruments sold, not yet purchased	434	82,010	12	164,020

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Futures	$357,390	$55,788	$640,873	$82,058
Currency forwards	(48,552)	12,766	(20,697)	53,833
Options	58	342	(373)	805
Interest rate swaps	—	—	2	—
	$308,896	$68,896	$619,805	$136,696

11. Income Taxes

Income tax expense for the three and six months ended June 30, 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (Note 13), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of June 30, 2015 and December 31, 2014.

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. In addition, the Autorité des marchés financiers (“AMF”) has brought an enforcement action in connection with the trading activities of a subsidiary of MTH in certain French listed equity securities on or around 2009.  The AMF board referred the matter to the AMF enforcement committee, and the chair of the enforcement committee appointed a rapporteur, who has issued a report endorsing the findings of the AMF enforcement staff and concluding that the subsidiary of MTH engaged in price manipulation and violation of the AMF General Regulation and Euronext Market Rules.  As a result, the enforcement committee has scheduled a hearing and could impose administrative sanctions or monetary penalties on the Company.  The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (‘‘NYAG’’).  Certain of these matters may result in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. Based on information currently available, management believes that the resolution of any known matters will not result in any material adverse effect on the Company’s financial position, results of operations or cash flows.

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

13. Capital Structure

Capital Structure prior to the Company’s Reorganization Completed on April 15, 2015 and IPO Completed on April 16, 2015:

Virtu Financial had three classes of members interests: Class A-1 members interests; Class A-2 members interests; and Class B members interests. Class A-2 members interests included both Class A-2 capital interests and Class A-2 profits interests.

Class A-1 Interests

On July 8, 2011, 25,000,000 Class A-1 redeemable interests were issued to an affiliate of Silver Lake (“the Silver Lake Member”) and 1,964,826 Class A-1 interests were issued to an affiliate of Vincent Viola, which Class A-1 interests had an aggregate capital balance of approximately $270 million. On December 31, 2014, through a series of transactions, 5,376,603 and 12,242,173 of the Class A-1 redeemable interests previously held by the Silver Lake Member were transferred to Wilbur Investments LLC (the ‘‘Temasek Member’’), an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited, (‘‘Temasek’’), and an affiliate of Silver Lake and Temasek, 57.9% of which is indirectly owned by affiliates of Silver Lake Partners and 42.1% of which is indirectly owned by an affiliate of Temasek (the “SLT Member” and together with the Silver Lake Member and the Temasek Member, the “Investor Members”), respectively, with the Silver Lake Member retaining 7,381,224 Class A-1 redeemable interests. Class A-1 interests that the holder thereof has the right to call for redemption were held by three members: (i) the Silver Lake Member, (ii) the Temasek Member and (iii) the SLT Member. The Silver Lake Member had the right to appoint one member on Virtu Financial’s board of directors and the Temasek Member had the right to either appoint one member on Virtu Financial’s board of directors (subject to obtaining certain regulatory approvals) or elect that the other members of the board of directors designate one member of Virtu Financial’s board of directors in consultation with the Temasek Member. The Silver Lake Member and the Temasek Member also possessed approval rights with respect to certain board actions and corporate events. Additionally, as part of the transaction consideration, a contingent payment agreement was entered into among Temasek, Silver Lake Partners, the Employee Holdco and the Company whereby additional payments will be made from Temasek to Silver Lake Partners and the selling members of management in the aggregate maximum amount of $3.9 million if the value of the interests acquired exceeds 1.7 times the transaction price prior to December 31, 2018, or December 31, 2019, the date depending on whether certain liquidity events occur.

There were no additional Class A-1 interests granted, forfeited, distributed or redeemed during the three and six months ended June 30, 2015 and 2014.

Class A-2 Interests

Class A-2 interests included both Class A-2 capital interests and Class A-2 profits interests. No Class A-2 capital interests were issued and outstanding as of June 30, 2015, and approximately 93,786,659 were issued and outstanding as of December 31, 2014. On December 31, 2014, through a series of transactions, 1,614,322 of the Class A-2 capital interests previously held by certain members of the Company’s management were transferred to the Temasek Member, and 214,433 new Class A-2 capital interests were issued to the Temasek Member, with the proceeds of such issuance being used to redeem the same number of Class A-2 profits interests held by Employee Holdco LLC (“Employee Holdco”). Class A-2 profits interests were issued to Employee Holdco, a holding company which held the interests on behalf of certain key employees or stakeholders. Employee Holdco issued Class A-2 profits interests of Employee Holdco to such employees and stakeholders which corresponded to the underlying Class A-2 profits interests held by Employee Holdco. There were no Class A-2 profits interests issued and outstanding as of June 30, 2015 and 6,069,007 Class A-2 profits interests issued and outstanding as of December 31, 2014. There were no Class A-2 profits interests issued during the three months ended June 30, 2015 and 2014 and 6,418 and 0 Class A-2 profits interests were issued during the six months ended June 30, 2015 and 2014, respectively. There were no Class A-2 profits interests redeemed during the three months ended June 30, 2015 and 2014 and 13,495 and 6,795 Class A-2 profits interests were redeemed during the six months ended June 30, 2015 and 2014, respectively. Holders of Class A-2 profits interests shared in distributions of available cash flow based on the ratio of interests held to the total number of Class A-1 and Class A-2 interests outstanding, and also shared on a pro rata basis in the proceeds of a liquidity event, subject to a valuation hurdle determined by Virtu Financial at the time of the grant based on a valuation performed by a third party valuation firm. Holders of the Class A-2 profits interests shared in the proceeds of a liquidity event above such valuation hurdle, and received a preference on such distributions above such valuation threshold until all holders of Class A-2 profits interests subject to such valuation threshold had been allocated capital proceeds equal to the deemed capital contribution attributable to such Class A-2 profits interests as determined by the Company at the time of the grant.

Class B Interests

Virtu Financial previously approved the Virtu Financial LLC Management Incentive Plan (the “MIP”). Participants of the MIP were entitled to receive either Class B interests of Virtu Financial or Class B interests of Employee Holdco, which holds directly the corresponding Class B interests in Virtu Financial. Upon a liquidity event, Class B interests under the MIP were entitled to share proportionately in distributions in excess of the applicable profits interest valuation hurdle, which was determined by Virtu Financial based on a valuation at the time of the grant performed by a third party valuation firm. Class B interests were non-voting interests which vested over a four year period and upon a sale, IPO or certain other capital transactions of Virtu Financial. Class B interests were subject to forfeiture and repurchase provisions upon certain termination events. There were no Class B interests outstanding as of June 30, 2015 and Class B interests representing a right to share in 12.915% of capital proceeds (on a fully diluted basis) were issued and outstanding as of December 31, 2014. No Class B interests were issued during the three and six months ended June 30, 2015 and 2014.

Distribution and Liquidation Rights

Holders of Class A-1 and Class A-2 interests shared in distributions of available cash flow based on the ratio of interests held to the total number of Class A-1 and Class A-2 interests outstanding. Holders of Class B interests were not entitled to share in such distributions.

As of December 31, 2014, unless and until converted to Class A-2 members’ interests, upon occurrence of a capital transaction, Class A-1 interests were entitled to distributions of capital proceeds until Class A-1 members’ unrecovered capital balance (as defined) was reduced to zero. After distributions to Class A-1 members, capital proceeds would have been provided to Class A-2 capital members until Class A-2 capital members’ unrecovered capital balance (as defined) were reduced to zero. After distributions to Class A-1 and Class A-2 members, distributions of capital proceeds would have been provided to members in respect to their respective capital proceeds percentages (as defined), subject to the valuation hurdles and distribution preferences applicable to holders of Class A-2 profits interests. Holders of vested Class B interests would have shared in distributions of capital proceeds above the applicable valuation hurdle proportionately based on their capital proceeds percentages.

In the event of any voluntary or involuntary liquidation, dissolution, winding up, merger or company sale, distributions would have been made, first, to Class A-1 members’ unrecovered capital balance (as defined) until they have been reduced to zero. Second, to Class A-2 capital members, in proportion to their unrecovered capital balance (as defined) until reduced to zero and then to members in respect to their capital proceeds percentages (as defined), subject to the valuation hurdles and distribution preferences applicable to holders of Class A-2 profits interests.

Conversion Rights

As of December 31, 2014, the Class A-1 interests were convertible into Class A-2 interests at any time at the option of the Class A-1 member on a one-for-one basis. The Class A-1 interests automatically converted upon a qualified IPO or qualified sale. Qualified IPO was defined as an initial public offering on the New York Stock Exchange or NASDAQ National Market in which the gross proceeds raised equal or exceed $100.0 million and the valuation of the Company implies a return to the Silver Lake Member equal to at least (after taking into account previous distributions) 1.75 times the invested amount. Qualified sale was defined as a sale of all or a majority of the assets of the Company or all or a majority of the limited liability company interests of the Company to a third party that is not an affiliate or other permitted transferee of any member as long as the sale (i) is for consideration consisting entirely of cash and/or marketable securities and would satisfy certain minimum return requirements applicable to Silver Lake Partners and Temasek or (ii) was approved by the Silver Lake Member or, in certain circumstances, the Temasek Member.

Redemption Rights

Unless and until conversion occurred, the Investor Members were entitled to a number of rights and benefits, including the right to call for redemption of their Class A-1 interests. Any time on or after November 24, 2016, the Silver Lake Member could have exercised such redemption right in order to cause the Company to purchase all of the Class A-1 interests owned directly or indirectly by affiliates of Silver Lake Partners. Any time on or after May 16, 2020, the Temasek Member could have exercised such redemption right in order to cause the Company to purchase all of the Class A-1 interests owned directly or indirectly by affiliates of Temasek.

As of December 31, 2014, the redemption price for each unit of Class A-1 interests owned by the Investor Members was the greater of (i) a minimum purchase price and (ii) the fair market value of the Class A-1 interests on the date of redemption. The minimum purchase price with respect to the Class A-1 interests owned directly or indirectly by affiliates of Silver Lake Partners was equal to the purchase price paid by affiliates of Silver Lake Partners for such Class A-1 interests and the minimum purchase price with respect to the Class A-1 interests owned directly or indirectly by affiliates (as defined in the Second Amended and Restated Limited Liability Company Agreement of Virtu Financial) of Temasek was equal to the purchase price paid by affiliates (as defined in the Second Amended and Restated Limited Liability Company Agreement of Virtu Financial) of Temasek for such Class A-1 interests (in each case, less distributions received in respect of such Class A-1 interests). The Company could have redeemed the Class A-1 interests using redemption notes provided that all available cash flow and all capital proceeds were used to pay down the redemption note.

In lieu of redemption, the Silver Lake Member or the Temasek Member could require the Company to purchase all of the equity securities of the affiliated entity or entities that directly or indirectly owned their Class A-1 interests on behalf of affiliates of Silver Lake Partners or Temasek, respectively, provided that any such entity had not conducted any business or operations since inception other than the direct or indirect ownership of the interests of the Company.

The redeemable equity instrument is classified outside of permanent equity on the condensed consolidated statements of financial condition.

East Management Incentive Plan

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees. East MIP Class B interests were non-voting interests which vested over the four year period ending July 8, 2015, but in any event no earlier than upon the occurrence of a sale, IPO or certain other capital transactions of Virtu Financial. Vested East MIP Class B interests were entitled to participate in distributions of the proceeds received in respect of the Class A-2 capital interests held by East MIP upon a sale or certain other capital transactions of Virtu Financial. East MIP Class B interests were subject to forfeiture and repurchase provisions upon certain termination events.

Capital structure after the Company’s Reorganization Completed on April 15, 2015 and IPO Completed on April 16, 2015:

Initial Public Offering

On April 21, 2015, the Company completed its IPO of 19,012,112 shares of its Class A common stock, par value $0.00001 per share, including 2,479,840 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $19.00 per share. The shares began trading on NASDAQ on April 16, 2015 under the ticker symbol “VIRT.” As a result of the completion of the Reorganization Transactions and the IPO, VFI holds approximately 24.8% interest in Virtu Financial.

Reorganization Transactions

In connection with the IPO, a series of reorganization transactions was completed on April 15, 2015 (the “Reorganization Transactions”) among the Company, subsidiaries of Virtu Financial and equityholders of Virtu Financial which include the following persons (the ‘‘Virtu Pre-IPO Members’’):

• three affiliates of the founding member, (collectively the ‘‘Founder Pre-IPO Members’’);

• the Silver Lake Member;

• the Temasek Member;

• the SLT Member;

• two entities, one of which was and the other of which is managed by the founding member, whose equityholders include certain members of the management of Virtu Financial, (the ‘‘Management Vehicles’’); and

• certain current and former members of the management of the Company. and Madison Tyler Holdings and their affiliates, (the ‘‘Management Members’’).

The Reorganization Transactions are further described in the Company’s Registration Statement filed on Form S-1 (File No. 333-194473) (as amended the “Registration Statement”).

In the Reorganization Transactions:

• the Company. became the sole managing member of Virtu Financial;

• in a series of transactions, one of the Management Vehicles liquidated, with its equity interests in Virtu Financial either being distributed to its members, including certain members of management, or contributed to the other Management Vehicle ( “Virtu Employee Holdco”) and certain employees of Virtu Financial based outside the United States were distributed equity interests in Virtu Financial held by Virtu Employee Holdco on behalf of such employees and such equity interests were contributed to a trust (the “Employee Trust”), whose trustee is one of Virtu Financial’s subsidiaries;

• two of the Founder Pre-IPO Members liquidated and distributed their equity interests in Virtu Financial to their equityholders, one of whom is TJMT Holdings LLC, the third Founder Pre-IPO Member;

• the SLT Member distributed its equity interests in Virtu Financial to its equityholders, which consist of investment funds and other entities affiliated with Silver Lake Partners and Temasek;

•following a series of transactions, the Company acquired equity interests in Virtu Financial as a result of certain mergers involving wholly owned subsidiaries of Virtu Financial, an affiliate of Silver Lake Partners and Temasek, and the Temasek Member (the ‘‘Mergers’’), and in exchange the Company issued to an affiliate of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Stockholder’’) and an affiliate of Temasek (the ‘‘Temasek Post-IPO Stockholder’’, collectively with the Silver Lake Post-IPO Stockholder, the ‘‘Investor Post-IPO Stockholders’’) shares of Class A common stock and rights to receive payments under a tax receivable agreement described below. The number of shares of Class A common stock issued to the Investor Post-IPO Stockholders was based on the value of the Virtu Financial equity interests that we acquired, which was determined based on a hypothetical liquidation of Virtu Financial and the initial public offering price per share of the Company’s Class A common stock in the IPO;

• all of the existing equity interests in Virtu Financial were reclassified into non-voting common interest units (‘‘Virtu Financial Units’’). The number of Virtu Financial Units issued to each member of Virtu Financial was determined based on a hypothetical liquidation of Virtu Financial and the IPO price of $19 per share of the Company’s  Class A common stock in this offering. The Virtu Financial Units received by Virtu Employee Holdco, the Employee Trust and the Management Members have the same vesting restrictions as the equity interests which were reclassified. Vested Virtu Financial Units will be entitled to receive distributions, if any, from Virtu Financial. Subject to certain exceptions, unvested Virtu Financial Units are not entitled to receive such distributions (other than tax distributions).

If any unvested Virtu Financial Units are forfeited, they will be cancelled by Virtu Financial for no consideration (and the Company will cancel the related shares of Class C common stock (described below) for no consideration);

• the Company amended and restated its certificate of incorporation and issued four classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock (“common stock”). The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock.  Shares of the Company’s common stock will generally vote together as a single class on all matters submitted to a vote of stockholders. The remaining members of Virtu Financial after giving effect to the Reorganization Transactions, other than the Company, (collectively as the ‘‘Virtu Post-IPO Members’’), subscribed for and purchased shares of the Company’s common stock as follows, in each case at a purchase price of $0.00001 per share and in an amount equal to the number of Virtu Financial Units held by each such Virtu Post-IPO Member;

• TJMT Holdings LLC (‘‘Founder Post-IPO Member’’), purchased 79,610,490 shares of the Company’s Class D common stock; and

• affiliates of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Members’’), Virtu Employee Holdco, the Employee Trust, the Management Members and the other Virtu Post-IPO Members purchased 36,746,041 shares of the Company’s Class C common stock; and the Founder Post-IPO Member was granted the right to exchange its Virtu Financial Units, together with a corresponding number of shares of the Company’s Class D common stock, for shares of the Company’s Class B common stock, and the other Virtu Post-IPO Members was granted the right to exchange their Virtu Financial Units, together with a corresponding number of shares of the Company’s Class C common stock, for shares of the Company’s Class A common stock. Each share of VFI’s Class B common stock and Class D common stock is convertible at any time, at the option of the holder, into one share of Class A common stock or Class C common stock, respectively.

Distributions in Connection with the IPO

On June 12, 2015, Virtu Financial made a cash distribution of $5.0 million to certain of the holders of its outstanding equity interests prior to the consummation of the Reorganization Transactions (such holders, the “Virtu Financial Pre-IPO Members”) (funded from cash on hand). Additionally, Virtu Financial intends to make further cash distributions of up to $45.0 million to the Virtu Financial Pre-IPO Members. The Company expects that these further distributions will be funded from cash on hand and excess cash held as clearing deposits with broker dealers and clearing organizations.

Use of Proceeds

Upon consummation of the IPO, the total gross proceeds of the offering were approximately $361.2 million. Of the proceeds, approximately $25.2 million was used to pay underwriting discounts and commissions, approximately $277.2 million was used to purchase 3,470,724 shares of Class A common stock from the Silver Lake Post-IPO Stockholder and 12,214,224 Virtu Financial Units and corresponding shares of Class C common stock from certain of the Virtu Post-IPO Members, including 4,862,609 Virtu Financial Units and corresponding shares of Class C common stock from the Silver Lake Post-IPO Members and 7,351,615 Virtu Financial Units and corresponding shares of Class C common stock from certain employees. The remaining $58.8 million of net proceeds was contributed by the Company to Virtu Financial, the operating company, which will be used for working capital and general corporate purposes. Other offering costs incurred were approximately $8.6 million and were paid by Virtu Financial.

2015 Management Incentive Plan

VFI’s Board of Directors and stockholders adopted the Virtu Financial 2015 Management Incentive Plan (the “2015 Management Incentive Plan”), which became effective upon consummation of the IPO. The 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 12,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant. In connection with and subsequent to the IPO, 25,647 restricted stock units were granted, each of which vest on the one year anniversary of date of grant and are settled in shares of Class A common stock.  For the purpose of calculating equity-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period.  Similarly, the fair value of the restricted stock units was determined based on the IPO per share price and will be recognized on a straight line basis over the vesting period.

14. Share-based Compensation

During the three and six months ended June 30, 2015 and 2014, the Company recorded expense relating to Class A-2 profits interests granted in prior periods to certain employees, which vest immediately or over a period of up to four years, in each case subject to repurchase provisions upon certain termination events, as described above (Note 13). These awards are accounted for as equity awards and are measured at the date of grant. The Company accrued compensation expense of $2.8 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and $8.7 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively, related to the Class A-2 profits interests and other equity interests expected to be granted as part of year-end compensation. As of June 30, 2015, total unrecognized share-based compensation expense related to unvested Class A-2 profits interests, which, as described above (Note 13), were reclassified into non-voting common interest units subject to the same vesting schedule as their corresponding Class A-2 profits interests in connection with the Reorganization Transactions, was $2.9 million, and this amount is expected to be recognized over a weighted average period of 2.1 years.

Activity in the Class A-2 profits interests, which, as indicated, have been reclassified into non-voting common units pursuant to the Reorganization Transactions, is as follows:

	Number of Interests	Weighted Average Fair Value	Weighted Average Remaining Life
Outstanding December 31, 2013	4,434,452	$6.82	3.40
Interests granted	—	$—	—
Interests repurchased	(6,796)	$6.46	—
Outstanding June 30, 2014	4,427,656	$6.82	2.90

Outstanding December 31, 2014	6,069,007	$7.05	2.54
Interests granted	6,418	$7.52	3.00
Interests repurchased	(13,495)	$7.17	—
Outstanding June 30, 2015	6,061,930	$7.05	2.07

As indicated in Note 13, East MIP Class B interests are subject to time based vesting over four years and only fully vest upon the consummation of a qualifying capital transaction by the Company, including an IPO. Upon the consummation of the IPO, certain East MIP Class B interests became vested, resulting in a compensation expense of $11.8 million, which reflects the fair value of the outstanding time-vested East MIP Class B interests measured at the date of grant.  Additional compensation expense in respect of East MIP Class B interests still subject to time vesting of $0.6 million was recognized ratably over the remainder of the period ended June 30, 2015, resulting in a total expense for the period of $12.4 million relating to the East MIP Class B interests which was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.  As of December 31, 2014, a capital transaction was not probable, and therefore none of the East MIP Class B interests were vested and no compensation expense was recognized relating to these awards.

During the three and six months ended June 30, 2015 and 2014, no employees have been granted Class B interests. As discussed in Note 13, Class B interests vest only upon the occurrence of both time-based vesting over a four year period and the consummation of a qualifying capital transaction by the Company. Upon the consummation of the IPO, certain Class B interests became vested, resulting in a compensation expense of $31.4 million, which reflects the fair value of the outstanding time-vested Class B Interests measured at the date of grant.  Additional compensation expense in respect of Class B interests still subject to time vesting of $1.9 million was recognized ratably over the remainder of the period ended June 30, 2015, resulting in a total expense for the period of $33.3 million relating to the Class B interests which was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.  As of December 31, a capital transaction was not probable, and therefore none of the Class B interests were vested and no compensation expense was recognized relating to previously awarded Class B interests.

Additionally, in connection with the compensation charges related to Class B and East MIP interests mentioned above, the Company capitalized and amortized $9.5 million and $8.0 million, respectively, of the costs attributable to employees incurred in development of software for internal use, which were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

As described above (Note 13), during the three months ended June 30, 2015, pursuant to the 2015 Management Incentive Plan, the Company granted non-qualified stock options to purchase 9,228,000 shares at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant, and 25,647 restricted stock units, which vest on the one year anniversary and are settled in shares of Class A common stock.  For the purpose of calculating equity-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model with the following assumptions:

Six Months
Ended
June 30, 2015
Expected life (in years)	6.25
Weighted average risk free interest rate	1.90%
Expected volatility	30%
Dividend yield	5.05%
Weighted average fair value at grant date	$2.95

The Company recognized $1.4 million of compensation expense ratably over the period in relation to the stock options issued during the period, and $0.02 million of compensation expense ratably over the period in relation to the restricted stock units issued during the period.  During the three months ended June 30, 2015, 14,000 stock options have been forfeited.

15. Regulatory Requirement

As of June 30, 2015, two subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At June 30, 2015, the subsidiaries had net capital of approximately $39.4 million and $8.2 million, which was approximately $38.4 million and $7.2 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2014, the subsidiaries had net capital of approximately $59.8 million and $8.1 million, which was approximately $58.8 million and $7.1 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, the Company was required to maintain $3.4 million and $3.7 million of capital in connection with the operation of the Company’s Designated Market Maker (“DMM”) business as of June 30, 2015 and December 31, 2014, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the Company is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of our subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues:
United States	$116,788	$111,696	$268,403	$224,491
Australia	—	—	23	—
Ireland	46,287	35,069	92,117	77,234
Singapore	18,904	16,211	42,964	34,546
Total revenues	$181,979	$162,976	$403,507	$336,271

17. Related Party Transactions

As of June 30, 2015, and December 31, 2014, the Company had a payable of $0.4 million and $0.4 million to its affiliates, respectively.

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Silver Lake and its affiliates have a significant ownership interest in Dell. During the three months ended June 30, 2015 and 2014, the Company paid $0.8 million and $0.2 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company paid $1.5 million and $0.4 million, respectively, to Dell for these purchases and leases.

Similarly, in the ordinary course of business, the Company purchases market data and related services from Interactive Data Pricing and Reference Data, Inc. (“Interactive Data”).  Silver Lake and its affiliates have a significant ownership interest in Interactive Data. During the three months ended June 30, 2015 and 2014, the Company paid $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company paid $0.2 million and $0.2 million, respectively, to Interactive Data for these purchases. Finally, in the ordinary course of business, the Company purchases telecommunications services from Singapore Telecommunications Limited (“Singtel”).  Temasek and its affiliates have a significant ownership interest in Singtel. During the three months ended June 30, 2015 and 2014, the Company paid $0.05 million and $0.1 million, respectively, and during the six months ended June 30, 2015 and 2014, we paid $0.1 million and $0.1 million, respectively, to Singtel for these purchases.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not indentified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Virtu Financial made profit distributions to its members, including the Company, in the amount of $10.0 million, on August 4, 2015.

The Company’s Board of Directors declared a dividend of twenty-four cents ($0.24) per share of Class A common stock and Class B common stock payable on September 15, 2015 to holders of record as of the close of business on September 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to Virtu Financial, Inc. (“VFI” or the “Company”) and its subsidiaries, unless the context otherwise requires.  As a result of the Reorganization Transactions and the IPO, which occurred in April 2015, our results include the results of Virtu Financial LLC (“Virtu Financial”) and its subsidiaries.  See Note 13, “Capital Structure” to our unaudited consolidated financial statements included in this report for more information regarding the Reorganization and the IPO.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Overview

We are a leading technology-enabled market maker and liquidity provider to the global financial markets. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. We make markets by providing quotations to buyers and sellers in more than 11,000 securities and other financial instruments on more than 225 unique exchanges, markets and liquidity pools in 35 countries around the world. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying liquidity and competitive pricing while at the same time earning attractive margins and returns.

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

Virtu Financial was formed as a Delaware limited liability company on April 8, 2011 in connection with our acquisition of Madison Tyler Holdings LLC (the “Madison Tyler Transactions”), when the members of Virtu Financial’s predecessor entity, Virtu East, which was formed and commenced operations on March 19, 2008, exchanged their interests in Virtu East for interests in Virtu Financial. On July 8, 2011, we completed our acquisition of Madison Tyler Holdings, which was co-founded by Mr. Vincent Viola, our Founder and Executive Chairman. Madison Tyler Holdings was an electronic trading firm and market maker on numerous exchanges and electronic marketplaces in equities, fixed income, currencies and commodities, and the Madison Tyler Transactions expanded our geographic and product market as well as our market penetration in existing markets. Virtu Financial is a holding company that conducts its business through its operating subsidiaries.

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
EMEA Equities

London Stock Exchange, Borsa Italiana, SIX Swiss Exchange, Euronext (Paris, Amsterdam, Brussels, Lisbon), XETRA, Bolsa de Madrid, EUREX, ICE Futures Europe, Turquoise Exchange, BATS Chi-x Europe, Johannesburg Stock Exchange

APAC Equities	TSE, SGX, OSE, SBI Japannext, TOCOM
Global Commodities	CME, ICE, TOCOM, SGX, NYSE Liffe, EBS
Global Currencies	CME, ICE, Currenex, EBS, Hotspot, Reuters, FXall, LMAX
Options, Fixed Income and Other Securities	CBOE, PHLX, NYSE Arca Options, eSpeed, BOX, BrokerTec

Initial Public Offering

On April 21, 2015, the Company completed its IPO of 19,012,112 shares of its Class A common stock, par value $0.00001 per share, including 2,479,840 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $19.00 per share. The shares began trading on NASDAQ on April 16, 2015 under the ticker symbol “VIRT.” As a result of the completion of the IPO and the Reorganization Transactions, the Company holds approximately 24.8% interest in Virtu Financial.

Reorganization Transactions

In connection with the IPO, Reorganization Transactions were completed on April 15, 2015, among the Company, subsidiaries of Virtu Financial and equityholders of Virtu Financial which include the following persons (the ‘‘Virtu Pre-IPO Members’’):

• three affiliates of the founding member, (collectively the ‘‘Founder Pre-IPO Members’’);

• the Silver Lake Member;

• the Temasek Member;

• the SLT Member;

• two entities, one of which was and the other of which is managed by the founding member, whose equityholders include certain members of the management of Virtu Financial, (the ‘‘Management Vehicles’’); and

• certain current and former members of the management of the Company and Madison Tyler Holdings and their affiliates, (the ‘‘Management Members’’).

The Reorganization Transactions are further described in the Company’s Registration Statement filed on Form S-1 (File No. 333-194473) (as amended the “Registration Statement”).

In the Reorganization Transactions:

• the Company became the sole managing member of Virtu Financial;

• in a series of transactions, one of the Management Vehicles liquidated, with its equity interests in Virtu Financial either being distributed to its members, including certain members of management, or contributed to the other Management Vehicle ( “Virtu Employee Holdco”) and certain employees of Virtu Financial based outside the United States were distributed equity interests in Virtu Financial held by Virtu Employee Holdco on behalf of such employees and such equity interests were contributed to a trust (the “Employee Trust”), whose trustee is one of Virtu Financial’s subsidiaries;

• two of the Founder Pre-IPO Members liquidated and distributed their equity interests in Virtu Financial to their equityholders, one of whom is TJMT Holdings LLC, the third Founder Pre-IPO Member;

• the SLT Member distributed its equity interests in Virtu Financial to its equityholders, which consist of investment funds and other entities affiliated with Silver Lake Partners and Temasek;

• following a series of transactions, the Company acquired equity interests in Virtu Financial as a result of certain mergers involving wholly owned subsidiaries of Virtu Financial, an affiliate of Silver Lake Partners and Temasek, and the Temasek Member (the ‘‘Mergers’’), and in exchange the Company issued to an affiliate of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Stockholder’’) and an affiliate of Temasek (the ‘‘Temasek Post-IPO Stockholder’’, collectively with the Silver Lake Post-IPO Stockholder, the ‘‘Investor Post-IPO Stockholders’’) shares of Class A common stock and rights to receive payments under a tax receivable agreement described below. The number of shares of Class A common stock issued to the Investor Post-IPO Stockholders was based on the value of the Virtu Financial equity interests that we acquired, which was determined based on a hypothetical liquidation of Virtu Financial and the initial public offering price per share of the Company’s Class A common stock in the IPO;

• all of the existing equity interests in Virtu Financial were reclassified into non-voting common interest units (‘‘Virtu Financial Units’’). The number of Virtu Financial Units to be issued to each member of Virtu Financial was determined based on a hypothetical liquidation of Virtu Financial and the IPO price of $19.00 per share of the Company’s Class A common stock in this offering. The Virtu Financial Units received by Virtu Employee Holdco, the Employee Trust and the Management Members have the same vesting restrictions as the equity interests which were reclassified. Vested Virtu

Financial Units will be entitled to receive distributions, if any, from Virtu Financial. Subject to certain exceptions, unvested Virtu Financial Units are not entitled to receive such distributions (other than tax distributions). If any unvested Virtu Financial Units are forfeited, they will be cancelled by Virtu Financial for no consideration (and the Company will cancel the related shares of Class C common stock (described below) for no consideration);

• the Company amended and restated its certificate of incorporation and issued four classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock (“common stock”). The Class A common stock and Class C common stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B common stock and Class D common stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A common stock and Class B common stock.  Shares of the Company’s common stock will generally vote together as a single class on all matters submitted to a vote of stockholders;

• the remaining members of Virtu Financial after giving effect to the reorganization transactions, other than the Company, (collectively as the ‘‘Virtu Post-IPO Members’’), subscribed for and purchased shares of the Company’s common stock as follows, in each case at a purchase price of $0.00001 per share and in an amount equal to the number of Virtu Financial Units held by each such Virtu Post-IPO Member;

• TJMT Holdings LLC (‘‘Founder Post-IPO Member’’), purchased 79,610,490 shares of the Company’s Class D common stock; and

• affiliates of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Members’’), Virtu Employee Holdco, the Employee Trust, the Management Members and the other Virtu Post-IPO Members purchased 36,746,041 shares of the Company’s Class C common stock; and the Founder Post-IPO Member was granted the right to exchange its Virtu Financial Units, together with a corresponding number of shares of the Company’s Class D common stock, for shares of the Company’s Class B common stock, and the other Virtu Post-IPO Members was granted the right to exchange their Virtu Financial Units, together with a corresponding number of shares of the Company’s Class C common stock, for shares of the Company’s Class A common stock. Each share of VFI’s Class B common stock and Class D common stock is convertible at any time, at the option of the holder, into one share of Class A common stock or Class C common stock, respectively.

Distributions in Connection with the IPO

On June 12, 2015, Virtu Financial made a cash distribution of $5.0 million to certain of the holders of its outstanding equity interests prior to the consummation of the Reorganization Transactions (such holders, the Virtu Financial, “Pre-IPO Members”) (funded from cash on hand). Additionally, Virtu Financial intends to make further cash distributions of up to $45.0 million to the Virtu Financial Pre-IPO Members. The Company expects that these further distributions will be funded from cash on hand and excess cash held as clearing deposits with broker dealers and clearing organizations.

Use of Proceeds

Upon consummation of the IPO, the total gross proceeds of the offering were approximately $361.2 million. Of the proceeds, approximately $25.2 million was used to pay underwriting discounts and commissions, approximately $277.2 million was used to purchase 3,470,724 shares of Class A common stock from the Silver Lake Post-IPO Stockholder and 12,214,224 Virtu Financial Units and corresponding shares of Class C common stock from certain of the Virtu Post-IPO Members, including 4,862,609 Virtu Financial Units and corresponding shares of Class C common stock from the Silver Lake Post-IPO Members and 7,351,615 Virtu Financial Units from certain employees.  The remaining $58.8 million of net proceeds was contributed by the Company to Virtu Financial, the operating company, which will be used for working capital and general corporate purposes. Other offering costs incurred were approximately $8.6 million and were paid by Virtu Financial.

2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the Virtu Financial 2015 Management Incentive Plan (the “2015 Management Incentive Plan”), which became effective upon consummation of the IPO. The 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 12,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant. In connection with and subsequent to the IPO, 25,647 restricted stock units were granted, each of which vest on the one year anniversary of date of grant and are settled in shares of Class A common stock.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014

Revenues:
Trading income, net	$169,792	$153,376	$383,722	$318,539
Interest and dividends income	9,415	7,214	14,597	12,769
Technology services	2,772	2,386	5,188	4,963
Total revenue	181,979	162,976	403,507	336,271

Operating Expenses:
Brokerage, exchange and clearance fees, net	56,501	53,837	117,639	108,271
Communication and data processing	17,549	17,505	35,492	33,312
Employee compensation and payroll taxes	15,165	17,255	42,065	38,868
Interest and dividends expense	16,841	12,247	26,407	22,710
Operations and administrative	6,669	6,354	12,431	12,125
Depreciation and amortization	8,186	7,480	17,849	13,962
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Acquisition related retention bonus	—	1,221	—	2,487
Termination of office leases	—	849	2,729	849
Initial public offering fees and expenses	—	8,901	—	8,901
Charges related to share based compensation at IPO	44,194	—	44,194	—
Financing interest expense on senior secured credit facility	7,259	7,748	14,861	15,299
Total operating expenses	172,417	133,450	313,773	256,890

Income before income taxes and noncontrolling interest	9,562	29,526	89,734	79,381

Provision for (benefit from) income taxes	1,997	(1,316)	4,725	(350)

Net income	7,565	$30,842	85,009	$79,731
Noncontrolling interest	(7,091)		(84,535)

Net income available for common stockholders	$474		$474

Earnings per share
Basic	$0.01		$0.01
Diluted	$0.01		$0.01

Weighted average common shares outstanding
Basic	34,305,052		34,305,052
Diluted	34,529,349		34,529,349

Net income	$7,565	$30,842	$85,009	$79,731
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	1,632	(211)	(3,001)	(163)
Comprehensive income	9,197	$30,631	82,008	$79,568
Less: Comprehensive income attributable to noncontrolling interests	(8,311)		(81,122)
Comprehensive income attributable to common stockholders	$886		$886

Total Revenues

The majority of our revenues are generated through market making activities and are recorded as trading income. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology and related services.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for approximately 93% and 94% of our total revenues for the three months ended June 30, 2015 and 2014, respectively, and 95% and 95% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes the stock-based-incentive compensation paid to employees in the form of Class A-2 profits interests in Virtu Employee Holdco, which held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with the IPO pursuant to the 2015 Management Incentive Plan and other equity grants expected to be made pursuant to the 2015 Management Incentive Plan at year end. We have capitalized employee compensation and benefits related to software development of $2.8 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively and $5.5 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

Initial Public Offering Fees and Expenses. IPO fees and expenses reflect costs directly attributable to the Company’s IPO process, which was postponed in April 2014. The Company accounted for such costs in accordance with ASC 340-10, Other Assets and Deferred Costs. ASC 340 states that costs directly attributable to a successfully completed offering of equity securities may be deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital, but for an offering postponed for a period greater than 90 days, the offering costs must be charged as an expense in the period the offering process was postponed.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the period ended June 30, 2015, the Company recognized one-time, non-cash compensation expenses of the approximately $44.2 million in respect of the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use, as discussed in Note 13 to the notes of the condensed consolidated financial statements.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense reflects interest accrued on outstanding indebtedness, under our senior secured credit facility.

Provision for (Benefit from) Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, our business was historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such most of our income is not subject to U.S. federal and certain state income taxes. Our income tax expense for historical periods reflects taxes payable by certain of our non-U.S. subsidiaries. Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$169,792	$153,376	$383,722	$318,539
Interest and dividends income	9,415	7,214	14,597	12,769
Brokerage, exchange and clearance fees, net	(56,501)	(53,837)	(117,639)	(108,271)
Interest and dividends expense	(16,841)	(12,247)	(26,407)	(22,710)
Adjusted Net Trading Income	$105,865	$94,506	$254,273	$200,327

Reconciliation of Net Income to Adjusted Net Income
Net Income	$7,565	$30,842	$85,009	$79,731
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Severance	—	29	303	395
IPO fees and expenses	—	8,901	—	8,901
Termination of office leases	—	849	2,729	849
Equipment write-off	—	—	1,468	—
Acquisition related retention bonus	—	1,221	—	2,487
Share based compensation	2,799	1,862	8,653	7,129
Charges related to one-time share based compensation at IPO, 2015 Management Incentive Plan	1,259	—	1,259	—
Charges related to share based compensation awards at IPO	44,194	—	44,194	—
Adjusted Net Income	$55,870	$43,757	$143,721	$99,598

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$7,565	$30,842	$85,009	$79,731
Financing interest expense on senior secured credit facility	7,259	7,748	14,861	15,299
Depreciation and amortization	8,186	7,480	16,381	13,962
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Equipment write-off	—	—	1,468	—
Provision for Income Taxes	1,997	(1,316)	4,725	(350)
EBITDA	$25,060	$44,807	$122,550	$108,748

Severance	—	29	303	395
IPO fees and expenses	—	8,901	—	8,901
Termination of office leases	—	849	2,729	849
Acquisition related retention bonus	—	1,221	—	2,487
Share based compensation	2,799	1,862	8,653	7,129
Charges related to one-time share based compensation at IPO, 2015 Management Incentive Plan	1,259	—	1,259	—
Charges related to share based compensation awards at IPO	44,194	—	44,194	—
Adjusted EBITDA	$73,312	$57,669	$179,688	$128,509

Selected Operating Margins
Net Income Margin(1)	7.0%	31.8%	32.8%	38.8%
Adjusted Net Income Margin(2)	51.4%	45.2%	55.4%	48.5%
EBITDA Margin(3)	23.1%	46.2%	47.2%	53.0%
Adjusted EBITDA Margin(4)	67.5%	59.5%	69.3%	62.6%

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

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
(In thousands, except percentages)	Total	Average Daily	%	Total	Average Daily	%
Adjusted Net Trading Income:
Asset Class
Americas Equities	$27,331	$434	26%	$26,836	$426	28%
EMEA Equities	13,527	215	13%	10,739	170	11%
APAC Equities	9,808	156	9%	7,293	116	8%
Global Commodities	27,587	438	26%	19,378	308	21%
Global Currencies	24,691	392	23%	24,616	391	26%
Options, Fixed income and Other Securities	4,725	75	5%	7,737	123	8%
Unallocated (1)	(1,804)	(30)	-2%	(2,093)	(33)	-2%
Total Adjusted Net Trading Income	$105,865	$1,680	100%	$94,506	$1,501	100%

	Six Months Ended June 30,
	2015			2014
(In thousands, except percentages)	Total	Average Daily	%	Total	Average Daily	%
Adjusted Net Trading Income:
Asset Class
Americas Equities	$56,463	$455	22%	$52,140	$420	26%
EMEA Equities	30,926	249	12%	25,959	209	13%
APAC Equities	20,731	167	8%	13,418	108	7%
Global Commodities	62,241	502	25%	49,391	398	25%
Global Currencies	66,858	539	26%	45,346	366	23%
Options, Fixed income and Other Securities	13,923	112	6%	17,768	143	9%
Unallocated (1)	3,131	25	1%	(3,695)	(30)	-3%
Total Adjusted Net Trading Income	$254,273	$2,049	100%	$200,327	$1,614	100%

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total Revenues

Our total revenues increased $19.0 million, or 11.7%, to $182.0 million for the three months ended June 30, 2015, compared to $163.0 million for the three months ended June 30, 2014. This increase was primarily attributable to an increase in trading income, net, of $16.4 million, an increase in interest and dividends income of $2.2 million and $0.4 million increase in revenues generated from our deployment and delivery of technology services.

Trading Income, Net. Trading income, net, increased $16.4 million, or 10.7%, to $169.8 million for the three months ended June 30, 2015, compared to $153.4 million for the three months ended June 30, 2014. The increase was primarily attributable to strong performances from EMEA Equities, APAC Equities and Global Commodities categories trading relative to the market benchmark volumes. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income increased $2.2 million, or 30.6%, to $9.4 million for the three months ended June 30, 2015, compared to $7.2 million for the three months ended June 30, 2014. This increase was primarily attributable to higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues increased $0.4 million, or 16.7%, to $2.8 million for the three months ended June 30, 2015, compared to $2.4 million for the three months ended June 30, 2014. This increase was primarily due to an adjustment to non-recurring deductible third party costs made during the prior period.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $11.4 million, or 12.1%, to $105.9 million for the three months ended June 30, 2015, compared to $94.5 million for the three months ended June 30, 2014. This increase compared to the prior period reflects increases in Adjusted Net Trading Income from Americas equities trading of $0.5 million, $2.8 million from EMEA equities, $2.5 million from APAC equities, $8.2 million from global commodities and $0.1 million from global currencies. These increases in Adjusted Net Trading Income were partially offset by decrease in Adjusted Net Trading Income from trading options, fixed income and other securities of $3.0 million compared to the prior period. Adjusted Net Trading Income per day increased $0.18 million, or 12.0%, to $1.68 million for the three months ended June 30, 2015, compared to $1.50 million for the three months ended June 30, 2014. The number of trading days for the three months ended June 30, 2015 and 2014 were 63 and 63, respectively.

Operating Expenses

Our operating expenses increased $38.9 million, or 29.1%, to $172.4 million for the three months ended June 30, 2015, compared to $133.5 million for the three months ended June 30, 2014. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $2.7 million, depreciation and amortization expense of $0.7 million, interest and dividend expense of $4.6 million, operating and administrative expense of $0.3 million, and share based compensation vested upon the IPO of $44.2 million. These increases in operating expenses were partially offset by decreases in employee compensation and payroll taxes of $2.3 million, acquisition related retention bonus of $1.2 million, IPO fees and expenses of $8.9 million, termination of office lease of $0.8 million, and decrease in financing interest expense on senior secured credit facility of $0.4 million. There was no change for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 for communication and data processing expenses, and amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $2.7 million, or 5.0%, to $56.5 million for the three months ended June 30, 2015, compared to $53.8 million for the three months ended June 30, 2014. This increase was primarily attributable to the increased market volumes and volatility in the EMEA equities, APAC equities and Global Commodities instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense had no change for the three months ended June 30, 2015, it was $17.5 million for both the three months ended June 30, 2015 and 2014.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $2.1 million, or 12.1%, to $15.2 million for the three months ended June 30, 2015, compared to $17.3 million for the three months ended June 30, 2014. This decrease in compensation levels was attributable to decreased incentive compensation accrual.

Interest and Dividends Expense. Interest and dividends expense increased $4.6 million, or 37.7%, to $16.8 million for the three months ended June 30, 2015, compared to $12.2 million for the three months ended June 30, 2014. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $0.3 million, or 4.7%, to $6.7 million for the three months ended June 30, 2015, compared to $6.4 million for the three months ended June 30, 2014. This increase is primarily attributable to the costs incurred from having become a public company.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 9.3%, to $8.2 million for the three months ended June 30, 2015, compared to $7.5 million for the three months ended June 30, 2014. This increase was primarily attributable to the increase in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended June 30, 2015, compared to $0.1 million for the three months ended June 30, 2014.

Acquisition Related Retention Bonus. Acquisition related retention bonus expense was $0 for the three months ended June 30, 2015, compared to $1.2 million for the three months ended June 30, 2014. The final installment payment under the retention plan was made on July 2014 and we no longer incurred such expenses after the final payment.

Termination of Office Leases. Termination of office leases expense of $0.8 million for the three months ended June 30, 2014 represents deferred lease write-off of $0.4 million and one-time payment of $0.4 million for the termination of the lease of our London office. We did not incur such costs during the three months ended June 30, 2015.

Initial Public Offering Fees and Expenses. IPO fees and expenses were $8.9 million for the three months ended June 30, 2014. These costs reflect nonrecurring expenses incurred as a result of the IPO postponement in April 2014. We had no such expense for the three months ended June 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the period ended June 30, 2015, the Company recognized one-time, non-cash compensation expenses of the approximately $44.2 million in respect the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use, as discussed in Note 13 to the notes of the condensed consolidated financial statements. We had no such expense for the three months ended June 30, 2014.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on senior secured credit facility decreased $0.4 million, or 5.2%, to $7.3 million for the three months ended June 30, 2015, compared to $7.7 million for the three months ended June 30, 2014. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for (Benefit from) Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income. However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Provision for (benefit from) income taxes increased $3.3 million, or 253.8%, to $2.0 million for the three months ended June 30, 2015, compared to $(1.3) million for the three months ended June 30, 2014. The increase was primarily attributable to increases in taxable incomes in foreign jurisdictions where we are subject to corporate level taxation, including increased profitability in our EMEA and APAC operations due to higher observed market volumes and improved performance.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total Revenues

Our total revenues increased $67.2 million, or 20.0%, to $403.5 million for the six months ended June 30, 2015, compared to $336.3 million for the six months ended June 30, 2014. This increase was primarily attributable to an increase in trading income, net, of $65.2 million, an increase  in interest and dividends income of $1.8 million and $0.2 million increase in revenues generated from our deployment and delivery of technology services.

Trading Income, Net. Trading income, net, increased $65.2 million, or 20.5%, to $383.7 million for the six months ended June 30, 2015, compared to $318.5 million for the six months ended June 30, 2014. The increase was primarily attributable to increased market volumes and volatility in the Global Commodities and Global Currencies instruments in which we make markets, as well as strong performance from EMEA Equities, Americas Equities, and improved performance from APAC Equities trading relative to the market benchmark volumes. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income increased $1.8 million, or 14.1%, to $14.6 million for the six months ended June 30, 2015, compared to $12.8 million for the six months ended June 30, 2014. This increase was primarily attributable to higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues increased $0.2 million, or 4.0%, to $5.2 million for the six months ended June 30, 2015, compared to $5.0 million for the six months ended June 30, 2014. This increase was primarily due to a non-recurring adjustment of the reimbursable third party costs.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $54.0 million, or 27.0%, to $254.3 million for the six months ended June 30, 2015, compared to $200.3 million for the six months ended June 30, 2014. This increase compared to the prior period reflects increases in Adjusted Net Trading Income from Americas equities trading of $4.4 million, $4.9 million from EMEA equities, $7.3 million from APAC equities, $12.8 million from global commodities and $21.6 million from global currencies. These increases in Adjusted Net Trading Income were partially offset by decrease in Adjusted Net Trading Income from trading options, fixed income and other securities of $3.9 million compared to the prior period. Adjusted Net Trading Income per day increased $0.43 million, or 26.6%, to $2.05 million for the six months ended June 30, 2015, compared to $1.62 million for the six months ended June 30, 2014. The number of trading days for the six months ended June 30, 2015 and 2014 were 124 and 124, respectively.

Operating Expenses

Our operating expenses increased $56.9 million, or 22.1%, to $313.8 million for the six months ended June 30, 2015, compared to $256.9 million for the six months ended June 30, 2014. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $9.3 million, communication and data processing expense of $2.2 million, employee compensation and payroll taxes of $3.0 million, interest and dividends expense of $3.7 million, operations and administrative expense of $0.3 million, depreciation and amortization expense of $4.3 million, and termination of office leases of $1.9 million. These increases in operating expenses were partially offset by decreases in acquisition related retention bonus of $2.5 million, IPO fees and expenses of $8.9 million, and $0.4 million decrease in financing interest expense on senior secured facility.  There was no change for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $9.3 million, or 8.6%, to $117.6 million for the six months ended June 30, 2015, compared to $108.3 million for the six months ended June 30, 2014. This increase was primarily attributable to the increased market volumes and volatility in the EMEA equities, Global Commodities and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $2.2 million, or 6.6%, to $35.5 million for the six months ended June 30, 2015, compared to $33.3 million for the six months ended June 30, 2014. This increase was primarily attributable to increased costs from the use of new telecommunication technologies.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $3.2 million, or 8.2%, to $42.1 million for the six months ended June 30, 2015, compared to $38.9 million for the six months ended June 30, 2014. This increase in compensation levels was attributable to increased incentive compensation as a result of the increase in overall profitability of our business.

Interest and Dividends Expense. Interest and dividends expense increased $3.7 million, or 16.3%, to $26.4 million for the six months ended June 30, 2015, compared to $22.7 million for the six months ended June 30, 2014. This decrease was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $0.3 million, or 2.5%, to $12.4 million for the six months ended June 30, 2015, compared to $12.1 million for the six months ended June 30, 2014. This increase is primarily attributable to the costs incurred from having become a public company.

Depreciation and Amortization. Depreciation and amortization increased $3.8 million, or 27.1%, to $17.8 million for the six months ended June 30, 2015, compared to $14 million for the six months ended June 30, 2014. This increase was primarily attributable to recognition of approximately $1.5 million in accelerated depreciation from equipment that was deemed to be obsolete in the current quarter, as well as increased capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the six months ended June 30, 2015, compared to $0.1 million for the six months ended June 30, 2014.

Acquisition Related Retention Bonus. Acquisition related retention bonus expense decreased $2.5 million, or 100%, to $0 for the six months ended June 30, 2015, compared to $2.5 million for the six months ended June 30, 2014. The final installment payment under the retention plan was made on July 2014 and we no longer incurred such expenses after the final payment.

Termination of Office Leases. Termination of office leases expense increased $1.9 million, or 237.5%, to $2.7 million for the six months ended June 30, 2015, compared to $0.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we recognized an accelerated expense of approximately $2.7 million from future lease payments of one of our office locations assuming no sub-lessee could be identified during the remainder of the lease terms.  During the six months ended June 30, 2014, we recorded a deferred lease write-off of $0.4 million and one-time payment of $0.4 million for the termination of the lease of our London office.

Initial Public Offering Fees and Expenses. IPO fees and expenses were $8.9 million for the six months ended June 30, 2014. These costs reflect nonrecurring expenses incurred as a result of the IPO postponement in April 2014. We had no such expense for the six months ended June 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the period ended June 30, 2015, the Company recognized one-time, non-cash compensation expenses of the approximately $44.2 million in respect the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use, as discussed in Note 13 to the notes of the condensed consolidated financial statements. We had no such expense for the six months ended June 30, 2014.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on one senior secured credit facility decreased $0.4 million, or 2.6%, to $14.9 million, compared to $15.3 million for the six months ended June 30, 2014. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for (Benefit from) Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Provision for (benefit from) income taxes increased $5.1 million, to $4.7 million for the six months ended June 30, 2015, compared to $(0.4) million for the six months ended June 30, 2014. The increase was primarily attributable to increases in taxable incomes in foreign jurisdictions where we are subject to corporate level taxation, including increased profitability in our EMEA and APAC operations due to higher observed market volumes and improved performance.

Liquidity and Capital Resources

General

As of June 30, 2015, we had $127.0 million in cash and cash equivalents, which includes $58.8 million of net proceeds received from the IPO. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of June 30, 2015, we had borrowings under our short-term credit facilities of approximately $206.4 million, which is included as a deduction from receivables from broker dealers and clearing organizations within the condensed consolidated statements of financial condition, and long-term debt outstanding in an aggregate principal amount of approximately $502.4 million.  As of June 30, 2015, our regulatory capital requirements for domestic U.S. subsidiaries were $4.4 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain a committed revolving credit facility for Virtu Financial BD LLC, one of our wholly owned broker-dealer subsidiaries. Effective July 20, 2015, the Company entered into an amendment to extend the term of the committed broker dealer credit facilities, to July 18, 2016, as discussed in Note 8 of the accompanying condensed consolidated financial statements.

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

We expect our principal sources of future liquidity to come from cash flows provided by operating activities and financing activities. In addition, we have broad discretion as to the application of $58.8 million of the net proceeds received from the IPO for working capital and general corporate purposes.  Certain of our cash balances are insured by the Federal Deposit Insurance Corporation, generally up to $250,000 per account but without a cap under certain conditions. From time to time these cash balances may exceed insured limits, but we select financial institutions deemed highly creditworthy to minimize risk. We consider highly liquid investments with original maturities of less than three months when acquired to be cash equivalents.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements described in the  Registration Statement to make payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders in respect of the purchases, the exchanges and the Mergers described in the Registration Statement and Note 13 of the condensed consolidated financial statements of Virtu Financial included herein will aggregate to approximately $184.7 million in the aggregate, ranging from approximately $7.9 million to $13.6 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 31, 2015, which is due March 15, 2016, but the due date can be extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of June 30, 2015.

(In thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Financial BD LLC	39,437	1,000	38,437
Virtu Financial Capital Markets LLC	8,246	3,400	3,846

Credit Facilities

We originally entered into our senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011 in connection with the Madison Tyler Transactions. Subsequently, we refinanced our senior secured credit facility in February 2013, we obtained an incremental term loan thereunder in May 2013 and we refinanced our senior secured credit facility again in November 2013. As of June 30, 2015, our senior secured credit facility had an aggregate principal amount outstanding of $502.4 million, and it matures in November 2019. Prior to the consummation of the IPO, borrowings under our senior secured credit facility bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.5%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.5%. Following the consummation of the IPO, such borrowings now bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.0%.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of June 30, 2015, we were in compliance with all of our covenants and made contingent principal payments totaling $3.5 million since the latest refinancing.

Borrowings under our senior secured credit facility are secured by substantially all of our assets, other than the equity interests in and assets of our subsidiaries that are subject to, or potentially subject to, regulatory oversight, and our foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries.

On April 15, 2015, VFH Parent LLC, Virtu Financial’s wholly owned subsidiary, entered into the new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility became available upon the consummation of the IPO on April 21, 2015 and the payment of fees and expenses related to the new revolving credit facility. The new revolving credit facility was implemented pursuant to an amendment to its existing senior secured credit facility, is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. A commitment fee of 0.50% per annum is applied on the average daily unused portion of the facility. In connection with the amendment described above and as discussed in Note 8, the incremental spread under the existing term loan was reduced by 0.50% upon the consummation of the IPO on April 21, 2015.

In addition, we can borrow up to an additional $200 million in incremental term loans and revolving loans. We have entered into the new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility was made available upon payment of related fees and expenses and consummation of the IPO. The new revolving credit facility was implemented pursuant to an amendment to our senior secured credit facility, is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. We will also pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility.

On July 22, 2013, Virtu Financial BD LLC, our wholly owned broker-dealer subsidiary, entered into a $50.0 million, one-year secured revolving credit facility with BMO Harris Bank N.A. The maturity date for this facility was subsequently extended for an additional year, and, effective as of April 24, 2015, the commitment was increased to $75.0 million. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. An upfront fee of $0.5 million was payable in four equal installments, on the closing date and on the last day of each of the three subsequent quarters. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$182,921	$105,636
Investing activities	(17,778)	(14,708)
Financing activities	(111,028)	(106,046)
Effect of exchange rate changes on Cash and cash equivalents	(3,001)	(163)
Net (decrease) increase in Cash and cash equivalents	$51,114	$(15,281)

Operating Activities

Net cash provided by operating activities was $182.9 million for the six months ended June 30, 2015, compared to $105.6 million for the six months ended June 30, 2014. The increase of $77.3 million in net cash provided by operating activities was primarily attributable to $64.5 million net increase in cash and securities positions held at our prime brokers and clearing organizations and from collateralized transactions and $6.0 million increase from accounts payable and accrued expenses and other liabilities. This increase was partially offset by $6.7 million decrease in other assets.

Investing Activities

Net cash used in investing activities was $17.8 million for the six months ended June 30, 2015, compared to $14.7 million for the six months ended June 30, 2014.  The increase of $3.1 million was due to an increase of $0.1 million in development of capitalized software and $3.0 million in property and equipment purchases as a result of increased investment in networking and communication equipment for the six months ended June 30, 2015.

Financing Activities

Net cash used in financing activities of $111.0 million for the six months ended June 30, 2015 and $106.0 million for the six months ended June 30, 2014 are as a result of increased distributions to members of Virtu Financial, including mandatory tax distributions of $83.9 million and the decrease in repayment of borrowings under short-term lending arrangements and senior secured credit facility of $15.0 million.  The increase was partially offset by the Company holding approximately 24.8% interest in Virtu Financial as a result of the completion of the IPO and the Reorganization Transactions and consequently participating in distributions by Virtu Financial to its members as of a date subsequent to the IPO and the Reorganization Transactions.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014.

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income available for common stockholders by the weighted average number of shares outstanding for that period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under our share based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

Principles of Consolidation, including Noncontrolling Interests

The unaudited condensed consolidated financial statements include the accounts of us and our majority and wholly owned subsidiaries. As sole managing member of Virtu Financial, we exert control over the Group’s operations. In accordance with ASC 810, Consolidation, we consolidate Virtu Financial and its subsidiaries’ consolidated financial statements and record the interests in Virtu Financial that we do not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

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

Our capitalized software development costs were approximately $2.8 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively.  The related amortization expense was approximately $2.7 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, in connection with the compensation charge related to Class B and East MIP interests recognized upon the IPO (Note 13), we capitalized and amortized $9.5 million and $8.0 million of the costs, respectively, which were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software on the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software. The estimated useful lives of the underlying software are based on analysis performed by a third party in connection with the Madison Tyler Transaction.

Stock-Based Compensation

We account for stock-based compensation transactions with employees under the provisions of ASC 718, Compensation: Stock Compensation. ASC 718 requires the recognition of the fair value of stock-based awards in net income. The fair value of awards issued for compensation is determined using a third-party valuation on the date of grant. The fair value of stock-based awards granted to employees is amortized over the vesting period of the award, if any.  During the three and six months ended June 30, 2015 and 2014, we recorded expense relating to Class A-2 profits interests granted in prior periods to certain employees, which vest immediately or over a period of up to four years, in each case subject to repurchase provisions upon certain termination events, as described above (Note 13). These awards are accounted for as equity awards and are measured at the date of grant. Additionally, we recorded expense relating to the expected issuance of Class A-2 profits interests or other equity interests at year-end. For the three and six months ended June 30, 2015 and 2014, we recorded $2.8 million and $1.9 million in expense recognized relating to these awards. As of June 30, 2015, total unrecognized share-based compensation expense related to these Class A-2 profits interests, which, as described in Note 13 of the notes to the condensed consolidated financial statements, were reclassified into non-voting common interest units subject to the same vesting schedule as their corresponding Class A-2 profits interests in connection with the Reorganization Transactions, that have not vested was $2.9 million and this amount is expected to be recognized over a weighted average period of 2.1 years.

Activity in the Class A-2 profits interests is as follows:

	Number of Interests	Weighted Average Fair Value	Weighted Average Remaining Life
Outstanding December 31, 2013	4,434,452	$6.82	3.40
Interests granted	—	$—	—
Interests repurchased	(6,796)	$6.46	—
Outstanding June 30, 2014	4,427,656	$6.82	2.90

Outstanding December 31, 2014	6,069,007	$7.05	2.54
Interests granted	6,418	$7.52	3.00
Interests repurchased	(13,495)	$7.17	—
Outstanding June 30, 2015	6,061,930	$7.05	2.07

As indicated in Note 13 of the notes to the condensed consolidated financial statements, East MIP Class B interests are subject to time based vesting over four years and only fully vest upon the consummation of a qualifying capital transaction by the Company, including an IPO. Upon the consummation of the IPO, time vested East MIP Class B interests were fully vested, resulting in a one time compensation expense of $11.8 million, which reflects the fair value of the outstanding time-vested East MIP Class B interests as of the date of the transaction.  An additional compensation expense in respect of East MIP Class B interests still subject to time vesting of $0.6 million was recognized ratably over the remainder of the period ended June 30, 2015, resulting in a total expense for the period of $12.4 million relating to the East MIP Class B interests.  As of December 31, 2014, a capital transaction was not probable, and therefore none of the East MIP Class B interests were vested and no compensation expense was recognized relating to these awards.

During the three and six months ended June 30, 2015 and 2014, no employees have been granted Class B interests. As discussed in Note 13, Class B interests vest only upon the occurrence of both time-based vesting over a four year period and the consummation of a qualifying capital transaction by the Company. Upon the consummation of the IPO, time vested Class B interests were fully vested, resulting in a one-time compensation expense of $31.4 million, which reflects the fair value of the outstanding time-vested Class B interests as of the date of the transaction.  An additional compensation expense in respect of Class B Interests still subject to time vesting of $1.9 million was recognized ratably over the remainder of the period ended June 30, 2015, resulting in a total expense for the period of $33.3 million relating to the Class B interests.   As of December 31, 2014, respectively, a capital transaction was not probable, and therefore none of the Class B interests were vested and no compensation expense was recognized relating to previously awarded Class B interests.

Additionally, in connection with the compensation charges related to Class B and East MIP interests mentioned above, we capitalized and amortized $9.5 million and $8.0 million, respectively, of the costs attributable to employees incurred in development of software for internal use, which were netted within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.  In connection with and subsequent to the IPO, 25,647 restricted stock units were granted, each of which vest on the one year anniversary of date of grant and are settled in shares of Class A Common Stock.  Stock-based compensation expense relating to the stock options is recognized over a four year service period and determined using the fair value at the date of grant through the application of the Black-Scholes-Merton model, using the initial public offering price, the expected dividend rate, the risk-free interest rate and the “simplified” method in accordance with Staff Accounting Bulletin No. 110 to determine the expected term.  The volatility assumption used in the Black-Scholes-Merton model was based on the historical volatilities of comparable companies. Similarly, the fair value of the restricted stock units was determined based on the IPO per share price and will be recognized on a straight line basis over the vesting period.

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

We recognize the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We have determined that there are no uncertain tax positions that would have a material impact on our financial position as of June 30, 2015 and December 31, 2014 or the results of operations for the three and six months ended June 30, 2015 and 2014.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. There were no triggering events that would have caused us to assess goodwill for impairment during the three and six months ended June 30, 2015 and 2014, respectively.

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

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03,  Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for us), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of June 30, 2015. The new guidance has been applied on a retrospective basis, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We also have been, are currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. In addition, the Autorité des marchés financiers (“AMF”) has brought an enforcement action in connection with the trading activities of a subsidiary of MTH in certain French listed equity securities on or around 2009.   The AMF board referred the matter to the AMF enforcement committee, and the chair of the enforcement committee appointed a rapporteur, who has issued a report endorsing the findings of the AMF enforcement staff and concluding that the subsidiary of MTH engaged in violations of the AMF General Regulation and Euronext Market Rules.  As a result, the enforcement committee has scheduled a hearing and could decide to impose administrative sanctions or monetary penalties on the Company.  We have also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (‘‘NYAG’’).

Certain of these matters may result in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. `Based on information currently available, management believes that the resolution of any known matters will not result in any material adverse effect on our financial position, results of operations or cash flows.

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

Virtu Financial, Inc.

DATE:	August 14, 2015	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 14, 2015	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1*	Underwriting Agreement.
2.1*	Reorganization Agreement.
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