Form 10-Q
period 2015-09-30
Virtu Financial, Inc.
filed 2015-11-13
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer   ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of November 13, 2015
Class A common stock, par value $0.00001 per share	34,305,052
Class C common stock, par value $0.00001 per share	24,531,817
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2015

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

As a consequence, earnings per share information reported in the unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 reflect only the net income available for common stockholders for the period from April 16, 2015 through September 30, 2015, as detailed in Note 3, “Earnings per share”, to our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	As of
	September 30,	December 31,
(in thousands, except share and interest data)	2015	2014

Assets
Cash and cash equivalents	$161,538	$75,864
Securities borrowed	510,600	484,934
Securities purchased under agreements to resell	—	31,463
Receivables from broker dealers and clearing organizations	560,716	387,652
Trading assets, at fair value:
Financial instruments owned	1,152,821	1,307,933
Financial instruments owned and pledged	301,737	236,375
Property, equipment and capitalized software (net of accumulated depreciation of $92,174 and $84,579 as of September 30, 2015 and December 31, 2014, respectively)	42,442	44,644
Goodwill	715,379	715,379
Intangibles (net of accumulated amortization)	1,255	1,414
Deferred tax asset	160,782	977
Other assets ($9,210 and $8,205, at fair value, as of September 30, 2015 and December 31, 2014, respectively)	34,676	32,823
Total assets	$3,641,946	$3,319,458

Liabilities, redeemable membership interest and equity
Liabilities
Short term borrowings	$28,000	$—
Securities loaned	741,728	497,862
Securities sold under agreements to repurchase	9,000	2,006
Payables to broker dealers and clearing organizations	328,054	686,203
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,198,881	1,037,634
Tax receivable agreement obligations	184,679	—
Accounts payable and accrued expenses and other liabilities	128,278	93,331
Senior secured credit facility	494,498	495,724
Total liabilities	$3,113,118	$2,812,760

Class A-1 redeemable membership interest	—	294,433

Stockholders' / Members' equity
Class A-1 — Authorized and Issued — 0 and 1,964,826 interests, Outstanding — 0 and 1,964,826 interests, at September 30, 2015 and December 31, 2014, respectively	—	19,648
Class A-2 — Authorized and Issued — 0 and 101,381,332 interests, Outstanding — 0 and 99,855,666 interests, at September 30, 2015 and December 31, 2014, respectively	—	287,705
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 0 shares, Issued and Outstanding — 34,305,052 and 0 shares at September 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 0 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2015 and December 31, 2014, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 0 shares, Issued and Outstanding — 24,531,817 and 0 shares at September 30, 2015 and December 31, 2014, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 0 shares, Issued and Outstanding — 79,610,490 and 0 shares at September 30, 2015 and December 31, 2014, respectively	1	—
Additional paid-in capital	118,303	—
Retained Earnings (Accumulated deficit)	12,780	(91,383)
Accumulated other comprehensive income (loss)	1,310	(3,705)
Total stockholders' / members' equity	$132,394	$212,265
Non-controlling interest	396,434	—
Total equity	$528,828	$212,265

Total liabilities, redeemable membership interest and equity	$3,641,946	$3,319,458

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial Inc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Revenues:
Trading income, net	$206,832	$162,260	$590,554	$480,799
Interest and dividends income	6,425	8,518	21,022	21,287
Technology services	2,545	2,456	7,733	7,419
Total revenue	215,802	173,234	619,309	509,505

Operating Expenses:
Brokerage, exchange and clearance fees, net	61,814	55,861	179,453	164,132
Communication and data processing	16,110	17,256	51,602	50,568
Employee compensation and payroll taxes	24,736	24,768	66,801	63,636
Interest and dividends expense	12,827	11,728	39,234	34,438
Operations and administrative	4,857	4,392	17,288	16,517
Depreciation and amortization	8,176	8,552	26,025	22,514
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Acquisition related retention bonus	—	152	—	2,639
Termination of office leases	—	—	2,729	849
Initial public offering fees and expenses	—	60	—	8,961
Charges related to share-based compensation at IPO	1,107	—	45,301	—
Financing interest expense on senior secured credit facility	7,205	7,815	22,066	23,114
Total operating expenses	136,885	130,637	450,658	387,527

Income before income taxes and noncontrolling interest	78,917	42,597	168,651	121,978

Provision for income taxes	9,378	1,179	14,103	829

Net income	69,539	$41,418	154,548	$121,149
Noncontrolling interest	(57,233)		(141,768)

Net income available for common stockholders	$12,306		$12,780

Earnings per share
Basic	$0.36		$0.37
Diluted	$0.35		$0.37

Weighted average common shares outstanding
Basic	34,305,052		34,305,052
Diluted	34,738,733		34,641,497

Net income	$69,539	$41,418	$154,548	$121,149
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	3,596	(3,520)	595	(3,683)
Comprehensive income	73,135	$37,898	155,143	$117,466
Less: Comprehensive income attributable to non-controlling interests	(59,931)		(141,053)
Comprehensive income attributable to common stockholders	$13,204		$14,090

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial Inc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
for the Nine Months Ended September 30, 2015
(Unaudited)

							Additional					Retained	Accumulated	Total
							Paid-in					Earnings	Other	Stockholders'	Non-		Class A-1
	Class A Common Stock		Class C Common Stock		Class D Common Stock		Capital	Class A-1		Class A-2		(Accumulated	Comprehensive	/ Members'	Controlling	Total	Redeemable
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Interests	Amounts	Interests	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity	Interest
Balance at December 31, 2014	—	$—	—	$—	—	$—	$—	1,964,826	$19,648	99,855,666	$287,705	$(91,383)	$(3,705)	$212,265	$—	$212,265	$294,433
Share based compensation through April 15, 2015	—	—	—	—	—	—	—	—	—	6,418	438	—	—	438	—	438	—
Repurchase of Class A-2 interests	—	—	—	—	—	—	—	—	—	(13,495)	(97)	—	—	(97)	—	(97)	—
Distribution to members through April 15, 2015	—	—	—	—	—	—	—	—	—	—	—	(130,000)	—	(130,000)	—	(130,000)	—
Comprehensive income through April 15, 2015:
Net income	—	—	—	—	—	—	—	—	—	—	—	83,147	—	83,147	—	83,147	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(4,633)	(4,633)	—	(4,633)	—
Reorganization of equity structure	18,763,664	—	36,746,041	—	79,610,490	1	63,261	(1,964,826)	(19,648)	(99,848,589)	(288,046)	138,236	8,338	(97,858)	392,291	294,433	(294,433)
Balance post-reorganization	18,763,664	—	36,746,041	—	79,610,490	1	63,261	—	—	—	—	—	—	63,262	392,291	455,553	—
Issuance of Common Stock, net of offering costs	19,012,112	—	—	—	—	—	327,366	—	—	—	—	—	—	327,366	—	327,366	—
Repurchase of Virtu Financial Units and Corresponding number of Class A and C Common Stock	(3,470,724)	—	(12,214,224)	—	—	—	(277,153)	—	—	—	—	—	—	(277,153)	—	(277,153)	—
Share based compensation vested upon the IPO	—	—	—	—	—	—	45,677	—	—	—	—	—	—	45,677	—	45,677	—
Adjustments for changes in proportionate ownership in Virtu Financial	—	—	—	—	—	—	(22,513)	—	—	—	—	—	—	(22,513)	22,513	—	—
Issuance of tax receivable agreements	—	—	—	—	—	—	(23,041)	—	—	—	—	—	—	(23,041)	—	(23,041)	—
Share based compensation after April 15, 2015	—	—	—	—	—	—	4,706	—	—	—	—	—	—	4,706	—	4,706	—
Comprehensive income, after April 15, 2015:
Net income	—	—	—	—	—	—	—	—	—	—	—	12,780	—	12,780	58,621	71,401	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	1,310	1,310	3,918	5,228	—
Distribution from Virtu Financial to non-controlling interest, after April 15, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,909)	(80,909)	—
Balance at September 30, 2015	34,305,052	$—	24,531,817	$—	79,610,490	$1	$118,303	—	$—	—	$—	$12,780	$1,310	$132,394	$396,434	$528,828	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net Income	$154,548	$121,149

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,025	22,514
Amortization of purchased intangibles and acquired capitalized software	159	159
Amortization of debt issuance costs and deferred financing fees	1,287	1,062
Termination of office leases	2,729	849
Share based compensation	59,237	11,047
Other	1,224	(1,817)
Changes in operating assets and liabilities:
Securities borrowed	(25,666)	200,462
Securities purchased under agreements to resell	31,463	22,585
Receivables from broker dealers and clearing organizations	(173,064)	(186,477)
Trading assets, at fair value	89,750	(181,623)
Other assets ($9,210 and $8,205, at fair value, as of September 30, 2015 and December 31, 2014, respectively)	(1,109)	4,619
Securities loaned	243,866	(300,713)
Securities sold under agreements to repurchase	6,994	1,040
Payables to broker dealers and clearing organizations	(358,149)	48,931
Trading liabilities, at fair value	161,247	365,646
Accounts payable and accrued expenses and other liabilities	21,452	24,988
Net cash provided by operating activities	241,993	154,421

Cash flows from investing activities
Development of capitalized software	(6,190)	(5,882)
Acquisition of property and equipment	(14,418)	(21,780)
Net cash used in investing activities	(20,608)	(27,662)

Cash flows from financing activities
Distribution to members through April 15, 2015	(130,000)	(125,652)
Distribution from Virtu Financial to non-controlling interest, after April 15, 2015	(80,909)	—
Repurchase of Class A-2 interests	(1,097)	(682)
Proceeds from (repayments of) short term borrowings	28,000	(20,800)
Repayment of senior secured credit facility	(1,639)	(3,825)
Debt issuance costs	(874)	—
Issuance of Common Stock, net of offering costs	327,366	—
Repurchase of Virtu Financial Units and corresponding number of Class A and C Common Stock	(277,153)	—
Net cash used in financing activities	(136,306)	(150,959)

Effect of exchange rate changes on Cash and cash equivalents	595	(3,683)

Net increase (decrease) in Cash and cash equivalents	85,674	(27,883)
Cash and cash equivalents, beginning of period	75,864	66,010
Cash and cash equivalents, end of period	$161,538	$38,127

Supplementary disclosure of cash flow information
Cash paid for interest	$47,642	$46,084
Cash paid for taxes	$7,366	$3,819

Non-cash investing activities
Compensation to developers subject to capitalization of software (of which $11,240 and $1,311 were capitalized for nine months ended September 30, 2015 and 2014, respectively)	$25,420	$3,823

Non-cash financing activities
Tax receivable agreement (Note 4)	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned subsidiaries, the ‘‘Company’’) is a Delaware holding company whose primary asset is its ownership of approximately 24.8% of the membership interests of Virtu Financial LLC (“Virtu Financial”).  The Company was formed on October 16, 2013 for the purpose of completing certain reorganization transactions (the “Reorganization Transactions”), in order to carry on the business of Virtu Financial LLC (“Virtu Financial”) and to conduct a public offering. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries. Virtu Financial was formed as a Delaware limited liability company on April 8, 2011 in connection with a corporate reorganization and acquisition of the outstanding equity interests of Madison Tyler Holdings, LLC (“MTH”), an electronic trading firm and market maker. In connection with the reorganization, the members of Virtu Financial’s predecessor entity, Virtu Financial Operating LLC (“VFO”), a Delaware limited liability company formed on March 19, 2008, exchanged their interests in VFO for interests in Virtu Financial and the members of MTH exchanged their interests in MTH for cash and/or interests in Virtu Financial. Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), a self-clearing U.S. broker-dealer, Virtu Financial Capital Markets LLC (“VFCM”), a self-clearing U.S. broker-dealer and designated market maker on the New York Stock Exchange (“NYSE”) and the NYSE MKT (formerly NYSE Amex), Virtu Financial Global Markets LLC (“VFGM”), a U.S. trading entity focused on futures and currencies, Virtu Financial Ireland Limited (“VFIL”), formed in Ireland, Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia, and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore.

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

Basis of Presentation

These condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). These condensed consolidated financial statements are unaudited and include all adjustments of a normal, recurring nature necessary to present fairly the financial condition as of September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The condensed consolidated financial statement information as of December 31, 2014 has been derived from the 2014 audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on April 16, 2015 (the “Prospectus”) for the offering of Class A common stock, par value $0.00001  per share (the “Class A common stock”). See Note 13 to the condensed consolidated financial statements for information regarding the Reorganization Transactions (as defined in Note 13) and the Company’s IPO.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The Company's condensed consolidated financial statements are prepared in conformity with US GAAP, which require management to make estimates and assumptions regarding fair value measurements including trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

In a repurchase agreement, securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. It is the Company's policy that its custodian takes possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the repurchase transaction, including accrued interest. For reverse repurchase agreements, the

Company typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions.

The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty.

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At September 30, 2015 and December 31, 2014, receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company also offsets the outstanding principal balances on all short term credit facilities against amounts receivable from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Financial Instruments Owned Including Those Pledged as Collateral and Financial Instruments Sold, Not Yet Purchased

The Company carries financial instruments owned, including those pledged as collateral, and financial instruments sold, not yet purchased at fair value. Gains and losses arising from financial instrument transactions are recorded net on a trade-date basis in trading income, net, on the condensed consolidated statements of comprehensive income.

Fair Value Measurements

At September 30, 2015 and December 31, 2014, substantially all of Company’s financial assets and liabilities, except for long-term borrowings and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value.

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

Transfers in or out are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2015 and 2014.

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

Derivative instruments used for economic hedging purposes include futures, forward contracts, and options. Unrealized gains or losses on these derivative instruments are recognized currently in the condensed consolidated statements of comprehensive income as trading income, net. The Company does not apply hedge accounting as defined in ASC 815, Derivatives and Hedging, and accordingly unrealized gains or losses on these derivative instruments are recognized currently in the condensed consolidated statement of comprehensive income as trading income, net.

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

The Company’s capitalized software development costs were approximately $2.6 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $8.1 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively. The related amortization expense was approximately $2.4 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $7.8 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, in connection with charges related to share based compensation recognized upon the IPO (Note 13), the Company capitalized and amortized costs for employees in developing internal-use software, which were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. The Company capitalized charges related to share based compensation at IPO of approximately $0.1 million and $9.6 million for the three months ended and nine months ended September 30, 2015, respectively. The related amortization expense was approximately $0.5 million and $8.5 million for the three months ended and nine months ended September 30, 2015, respectively. Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software on the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of our acquisitions. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates as one operating segment, which is our only reporting unit.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2015, the primary valuation method used to estimate the fair value of the Company’s reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which the management believes to be an appropriate indicator of its fair value. In the impairment test as of July 1, 2014, the primary valuation methods used to estimate the fair value of the Company’s reporting unit were the income and market approaches. In applying the income approach, projected available cash flows and the terminal value were discounted to present value to derive an indication of fair value of the business enterprise. The market approach compared the reporting unit to selected reasonably similar publicly-traded companies.

Based on the results of the annual impairment tests performed, no goodwill impairment was recognized during the three and nine months ended September 30, 2015 and 2014, respectively.

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

Income Taxes

Virtu Financial is a limited liability company and is treated as a pass-through entity for United States federal, state, and local income tax purposes. Accordingly, no provision for United States federal, state, and local income tax was required prior to the consummation of the Reorganization Transactions and the IPO.  Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income taxes on its taxable income, which is proportional to the percentage of Virtu Financial owned by the Company. The Company's subsidiaries are subject to income taxes in the respective jurisdictions (including foreign jurisdictions) in which they operate.

The provision for income tax is comprised of current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. The deferred tax assets are recognized in full and then reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be recognized.

The Company recognizes the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2015 and December 31, 2014 or the results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Share-Based Compensation

The Company accounts for share-based compensation transactions with employees under the provisions of ASC 718, Compensation: Stock Compensation. Share-based compensation transactions with employees are measured based on the fair value of equity instruments issued. The fair value of awards issued for compensation prior to the Reorganization Transactions and the IPO was determined by management, with the assistance of an independent third party valuation firm, using a projected annual forfeiture rate, where applicable, on the date of grant. With respect to equity awards issued for compensation in connection with or subsequent to the Reorganization Transaction and the IPO pursuant to the Virtu Financial 2015 Management Incentive Plan (the “2015 Management Incentive Plan”),  the fair value of the stock option grants are determined through the application of the Black-Scholes-Merton model.  Similarly, the fair value of the restricted stock units is determined based on the market price at the time of grant. The fair value of share based awards granted to employees is expensed based on the vesting conditions.

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its condensed consolidated financial statements.

Repurchase Agreements - In June 2014, the FASB released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendment changes the accounting for repurchase financing transactions and for repurchase-to-maturity transactions to secured borrowing accounting.  The accounting changes were effective for the Company beginning in the first quarter of 2015.  The effect of the accounting changes on transactions outstanding as of the effective date is required to be presented as a cumulative effect adjustment to retained earnings as of January 1, 2015. The amendment also requires additional disclosures for repurchase agreements and securities lending transactions regarding the class of collateral pledged and the remaining contractual maturity of the agreements, as well as a discussion on the potential risks associated with the agreements and the related collateral pledged, as well as how those risks are managed.  Additional disclosures are required for repurchase agreements, securities lending transactions, sales with a total return swap, and other similar transfers of financial assets that are accounted for as a sale. Refer to Note 9 for additional information regarding the impact of ASU 2014-11 on the Company’s condensed consolidated financial statements.

Compensation  - In June 2014, the Emerging Issues Task Force (the ‘‘EITF’’) of the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 (fiscal year 2016 for the Company). Earlier adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for the Company), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of March 31, 2015. The new guidance has been applied on a retrospective basis, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance.  In August 2015, the FASB issued ASU 2015-15, Interest – Presentation and Subsequent Measurement of Debit Issuance Costs Associated with Line-of-Credit Arrangement. The ASU stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reports debt issuance cost related to line-of-credit as a direct deduction from the carrying amount of debt liability. Refer to Note 8 for additional information regarding the impact of ASU 2015-03 and ASU 2015-15 on the Company’s condensed consolidated financial statements.

3. Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the Reorganization Transactions and the IPO. Net income available for common stockholders is based on the Company’s approximate 24.8% interest in Virtu Financial. The net income earned by VFI, net of the provision for income taxes for the period, is $12.3 million and $12.8 million, for the three months and nine months ended September 30, 2015, respectively.

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Income before income taxes and noncontrolling interest	$78,917	$168,651
Provision for income taxes	9,378	14,103

Net income	69,539	154,548

Net income allocable to members of Virtu Financial LLC (for the period January 1, 2015 through April 15, 2015)	—	(83,147)

Noncontrolling interest subsequent to April 15, 2015	(57,233)	(58,621)

Net income available for common stockholders	$12,306	$12,780

The calculation of basic and diluted earnings per share is described below:

Basic earnings per share are calculated utilizing net income available for common stockholders from the three months and nine months ended September 30, 2015 divided by the weighted average number of shares of common stock outstanding during the same period:

	Three Months Ended	Nine Months Ended
(in thousands, except for share or per share data)	September 30, 2015	September 30, 2015
Basic earnings per share:
Net income available for common stockholders	$12,306	$12,780
Weighted average shares of common stock outstanding:
Class A	34,305,052	34,305,052

Basic Earnings per share	$0.36	$0.37

Diluted earnings per share are calculated utilizing net income available for common stockholders commencing on April 16, 2015, divided by the weighted average total number of shares of common stock outstanding during the three months and nine months ended, September 30, 2015 plus additional shares of common stock issued and issuable pursuant to the 2015 Management Incentive Plan (Note 13).

	Three Months Ended	Nine Months Ended
(in thousands, except for share or per share data)	September 30, 2015	September 30, 2015
Diluted earnings per share:
Net income available for common stockholders	$12,306	$12,780

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	34,305,052	34,305,052
Issuable pursuant to 2015 Management Incentive Plan	433,681	336,445
	34,738,733	34,641,497

Diluted Earnings per share	$0.35	$0.37

4. Tax Receivable Agreements

In connection with the IPO, on April 15, 2015, the Company entered into Tax Receivable Agreements

(“TRAs”) to make payments to the Virtu Post-IPO Members, as defined in Note 13, and the Investor Post-IPO Stockholders, as defined in Note 13, that are generally equal to 85% of the applicable cash tax savings, if any, realized as a result of favorable tax attributes that will be available to the Company as a result of the Reorganization Transactions, exchanges of Virtu Financial interests for Class A common stock or Class B common stock and payments made under the TRAs. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment is due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which is due March 15, 2016, but the due date can be extended until September 15, 2016. Future payments under the TRAs in respect of subsequent exchanges would be in addition to these amounts.

As a result of the exchange of units of Virtu Financial, the Company recorded a deferred tax asset of $161.6 million associated with the increase in tax basis. Payments to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders in respect of the purchases, the exchanges and the Mergers described in Note 13 aggregated to approximately $184.7 million, ranging from approximately $7.9 million to $13.6 million per year over the next 15 years. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset. At September 30, 2015, the Company’s remaining deferred tax asset and the payment liability pursuant to the TRAs were approximately $155.6 million and $184.7 million, respectively. The amounts recorded as of September 30, 2015 approximates the current estimate of expected tax savings and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2015.

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

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2015 and 2014.

No goodwill impairment was recognized in the three and nine months ended September 30, 2015 and 2014.

Acquired intangible assets consisted of the following as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	322	628		9
ETF buyer relationships	950	323	627		9
	$111,900	$110,645	$1,255

	As of December 31, 2014
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	243	707		9
ETF buyer relationships	950	243	707		9
	$111,900	$110,486	$1,414

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.16 million and $0.16 million for the nine months ended September 30, 2015 and 2014, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Assets
Due from prime brokers	$172,579	$67,556
Deposits with clearing organizations	39,966	29,595
Net equity with futures commission merchants	189,353	155,060
Unsettled trades	20,458	55,929
Securities failed to deliver	138,360	79,512
Total receivables from broker-dealers and clearing organizations	$560,716	$387,652
Liabilities
Due to prime brokers	$76,497	$313,623
Net equity with futures commission merchants	211,425	60,973
Unsettled trades	32,364	311,322
Securities failed to receive	7,768	285
Total payables to broker-dealers and clearing organizations	$328,054	$686,203

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities of approximately $245.0 million and $183.0 million as of September 30, 2015 and December 31, 2014, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2015 and December 31, 2014, substantially all of the securities received as collateral have been repledged. Amounts relating to collateralized transactions at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Securities received as collateral:
Securities borrowed	$503,037	$470,553
Securities purchased under agreements to resell	—	31,472
	$503,037	$502,025

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
(in thousands)	2015	2014
Equities	$259,829	$219,159
Exchange traded notes	41,908	17,216
	$301,737	$236,375

8. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility"), is provided on an uncommitted basis and is available for borrowings by the Company's broker-dealer subsidiaries up to a maximum amount of $100.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company's broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis (1.05% at September 30, 2015 and 1.12% at December 31, 2014). The Uncommitted Facility has a 364-day term. The Company is party to another facility (the "Committed Facility") with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014 and April 24, 2015, which is provided on a committed basis and is available for borrowings by one of the Company's broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company's election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. As of September 30, 2015 and December 31, 2014, the Company had $28.0 million and $0 outstanding principal balance on the Uncommitted Facility or the Committed Facility, respectively. Interest expense for the three months ended September 30, 2015 and 2014 was approximately $0.3 million and $0.1 million, and for the nine months ended September 30, 2015 and 2014 was approximately $0.6 million and $0.3 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $477.0 million and $440.0 million, the outstanding principal was $245.0 million and $183.0 million, and borrowings bore interest at a weighted average interest rate of 2.23% and 1.80% per annum, as September 30, 2015 and December 31, 2014, respectively.  Interest expense in relation to the facilities for the three months ended September 30, 2015 and 2014 was approximately $1.2 million and $0.9 million, respectively. Interest expense in relation to the facilities for the nine months ended September 30, 2015 and 2014 was approximately $3.9 million and $2.5 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Senior Secured Credit Facility

On July 8, 2011, Virtu Financial, its wholly owned subsidiary, VFH Parent LLC (“VFH” or, the “Borrower”), and each of its unregulated domestic subsidiaries entered into the credit agreement (the “Credit Agreement”) among the Borrower, Virtu Financial, Credit Suisse AG, as administrative agent, and the other parties thereto.  The credit facility funded a portion of the MTH acquisition with a term loan in the amount of $320.0 million to VFH. The credit facility was issued at a discount of 2.0% or $313.6 million, net of $6.4 million discount. The credit facility was initially subject to quarterly principal payments beginning on December 31, 2011 with the unpaid principal payable on maturity on July 8, 2016. Under the terms of the loan, VFH is subject to certain financial covenants, including a total net leverage ratio and an interest coverage ratio, as defined in the Credit Agreement. VFH is also subject to contingent principal payments based on excess cash flow, as defined in the Credit Agreement, and certain other triggering events. Borrowings are collateralized by substantially all the assets of the Company, other than the equity interests in and assets of its registered broker-dealer, regulated and foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of Virtu Financial’s or its domestic subsidiaries’ direct foreign subsidiaries.

The Credit Agreement was amended on February 5, 2013, May 1, 2013 and November 8, 2013. The amendments resulted in a decreased interest rate, changes in certain operating covenants, and an increase in principal amount outstanding by $150.0 million on May 1, 2013 and $106.7 million on November 8, 2013, respectively. Additionally, the amendments reduced the annual amortization obligation from 15% of the original principal amount to approximately 1% of the outstanding principal amount as of November 8, 2013, which was $510.0 million. The terms of the amended credit facility are otherwise substantially similar to the original credit facility, except as set forth below.

Term loans outstanding under the Credit Agreement bear interest at a rate per annum at the Company's election equal to either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 0.5% (c) the adjusted LIBOR rate (as defined in the Credit Agreement) for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 2.25% plus, in each case, 3.0%, or (ii) the greater of (x) the adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus 4.0%. Pursuant to the Amendment (as defined below), each incremental spread was reduced by 0.50% upon the consummation of the Company’s IPO. The rate at September 30, 2015 was 5.25%.

Aggregate future required minimum principal payments based on the terms of this loan at September 30, 2015 were as follows:

(in thousands)
2015	$1,275
2016	5,100
2017	5,100
2018 and thereafter	489,600
Total maturities of long-term debt	$501,075

Net carrying amount of deferred financing fees capitalized in connection with the financing were approximately $4.3 million and $5.1 million, respectively, as of September 30, 2015 and December 31, 2014, which are included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. The Company retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period specific effects of applying the new guidance. After retrospectively applying the new guidance, the Company reclassified approximately $5.1 million in deferred financing fees as of December 31, 2014 previously included within other assets to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expense related to the deferred financing fees was approximately $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $0.9 million and $0.8 million, respectively. Amortization expense is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

Accretion related to the net carrying amount of debt discount of $1.6 million and $1.9 million, respectively, as of September 30, 2015 and December 31, 2014, was approximately $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, and for the nine months ended September 30, 2015 and 2014 were approximately $0.3 million and $0.3 million, respectively. The accretion is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

On April 15, 2015, the Company, Virtu Financial, and each unregulated domestic subsidiary of Virtu Financial, entered into an amendment agreement (the “Amendment”) to the Credit Agreement.  The Amendment provided for a revolving credit facility with aggregate commitments by revolving lenders of $100.0 million, available upon the consummation of the IPO and the payment of relevant fees and expenses.  The revolving credit facility is secured pari passu with the term loans outstanding under the Credit Agreement and is subject to the same financial covenants and negative covenants.  Borrowings under the revolving facility bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 2.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%,  plus, in each case, 3.0%. The Company will also pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility.

As of September 30, 2015, the Company did not have any outstanding principal balance on the revolving credit facility. Interest expense in relation to the facilities for the three months and nine months ended September 30, 2015 was $0.2 million and $0.2 million, respectively. The net carrying amounts for the deferred financing fees capitalized in connection with the revolving credit facility were approximately $0.7 million as of September 30, 2015, which was included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expenses related to the deferred financing fees in connection with the revolving credit facility were approximately $0.2 million and $0.1 million for the three months and nine months ended September 30, 2015, respectively.

9. Financial Assets and Liabilities

At September 30, 2015 and  December 31, 2014, substantially all of Company's financial assets and liabilities, except for the senior secured credit facility and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company's senior secured credit facility approximates fair value as of September 30, 2015 and December 31, 2014 based on the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, which was categorized as Level 2.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities which are categorized as Level 2. Fair value of the Company's derivative contracts is based on the indicative prices obtained from the banks that are counterparties to these contracts, as well as management's own analyses. The indicative prices have been independently validated through the Company's risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At September 30, 2015 and December 31, 2014, the Company's derivative contracts and non-U.S. government obligations have been categorized as Level 2.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the nine months ended September 30, 2015 and 2014.

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2015:

	September 30, 2015
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counter-
	Identical Assets	Inputs	Inputs	Party	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,041,891	$50,982	$—	$—	$1,092,873
U.S. and Non-U.S. government obligations	—	8,894	—	—	8,894
Exchange traded notes	48,574	—	—	—	48,574
Interest rate swaps	—	453	—	—	453
Currency forwards	—	194,272	—	(193,446)	826
Options	—	1,201	—	—	1,201
	$1,090,465	$255,802	$—	$(193,446)	$1,152,821
Financial instruments owned, pledged as collateral:
Equity securities	$259,829	$—	$—	$—	$259,829
Exchange traded notes	41,908	—	—	—	41,908
	$301,737	$—	$—	$—	$301,737
Other Assets
Exchange stock	$9,210	$—	$—	$—	$9,210
	$9,210	$—	$—	$—	$9,210
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,111,392	$9,057	$—	$—	$1,120,449
U.S. and Non-U.S. government obligations	2,000	—	—	—	2,000
Exchange traded notes	11,687	—	—	—	11,687
Interest rate swaps	—	461	—	—	461
Currency forwards	—	256,507	—	(193,446)	63,061
Options	—	1,223	—	—	1,223
	$1,125,079	$267,248	$—	$(193,446)	$1,198,881

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2014:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Counter-
	Assets	Inputs	Inputs	Party	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,216,532	$17,166	$—	$—	$1,233,698
U.S. and non-U.S. government obligations	—	8,222	—	—	8,222
Exchange traded notes	65,684	—	—	—	65,684
Currency forwards	—	1,629,637	—	(1,629,629)	8
Options	—	321	—	—	321
	$1,282,216	$1,655,346	$—	$(1,629,629)	$1,307,933
Financial instruments owned, pledged as collateral:
Equity securities	$219,159	$—	$—	$—	$219,159
Exchange traded notes	17,216	—	—	—	17,216
	$236,375	$—	$—	$—	$236,375
Other Assets
Exchange stock	$8,205	$—	$—	$—	$8,205
	$8,205	$—	$—	$—	$8,205
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$859,836	$47,896	$—	$—	$907,732
U.S. and non-U.S. government obligations	21,107	—	—	—	21,107
Exchange traded notes	92,513	—	—	—	92,513
Currency forwards	—	1,645,820	—	(1,629,629)	16,191
Options	—	79	—	—	79
Interest rate swaps	—	12	—	—	12
	$973,456	$1,693,807	$—	$(1,629,629)	$1,037,634

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

The following tables set forth the netting of certain financial assets and financial liabilities as of September 30, 2015 and December 31, 2014, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.

	September 30, 2015
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$510,600	$—	$510,600	$(508,017)	$—	$2,583
Securities purchased under agreements to resell	—	—	—	—	—	—
Trading assets, at fair value:
Currency forwards	194,272	(193,446)	826	—	(826)	—
Options	1,201	—	1,201	(1,201)	—	—
Interest rate swaps	453	—	453	(453)	—	—
Total	$706,526	$(193,446)	$513,080	$(509,671)	$(826)	$2,583

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$741,728	$—	$741,728	$(734,358)	$—	$7,370
Securities sold under agreements to repurchase	9,000	—	9,000	(9,000)	—	—
Trading liabilities, at fair value:
Currency forwards	256,507	(193,446)	63,061	—	(62,439)	622
Options	1,223	—	1,223	(1,223)	—	—
Interest rate swaps	461	—	461	(453)	(8)	—
Total	$1,008,919	$(193,446)	$815,473	$(745,034)	$(62,447)	$7,992

	December 31, 2014
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$484,934	$—	$484,934	$(477,559)	$—	$7,375
Securities purchased under agreements to resell	31,463	—	31,463	(31,463)	—	—
Trading assets, at fair value:
Currency forwards	1,629,637	(1,629,629)	8	—	—	8
Options	321	—	321	(76)	—	245
Total	$2,146,355	$(1,629,629)	$516,726	$(509,098)	$—	$7,628

			Net Amounts of
			Liabilities
		Gross Amounts	Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$497,862	—	$497,862	$(490,768)	$(2,812)	$4,282
Securities sold under agreements to repurchase	2,006	—	2,006	(2,006)	—	—
Trading liabilities, at fair value:
Currency forwards	1,645,820	(1,629,629)	16,191	—	(16,191)	—
Options	79	—	79	(79)	—	—
Interest rate swaps	12	—	12	—	(12)	—
Total	$2,145,779	$(1,629,629)	$516,150	$(492,853)	$(19,015)	$4,282

Excluded from the fair value and offsetting tables above is net variation margin on long and short futures contracts in the amounts of $(44.9) million and $46.4 million, which are included within receivables from broker-dealers and clearing organizations as of September 30, 2015 and December 31, 2014, respectively, and $(72.7) million and $(3.6) million, which are included within payables to broker-dealers and clearing organizations as of September 30, 2015 and December 31, 2014, respectively.

The following table presents gross obligations for repurchase agreements and securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	September 30, 2015
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Repurchase agreements:
U.S. and Non-U.S. government obligations	$9,000	$—	$—	$—	$9,000
Total	$9,000	$—	$—	$—	$9,000

Securities lending transactions:
Equity securities	$741,728	$—	$—	$—	$741,728
Total	$741,728	$—	$—	$—	$741,728

10. Derivative Instruments

The fair value of the Company's derivative instruments on a gross basis consisted of the following at September 30, 2015 and December 31, 2014:

(in thousands)		September 30, 2015		December 31, 2014
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$1,875	$933,948	$241	$561,029
Commodity futures	Receivables from broker dealers and clearing organizations	(71,433)	5,170,009	42,489	28,823,081
Currency futures	Receivables from broker dealers and clearing organizations	24,683	2,375,193	3,180	2,916,222
Treasury futures	Receivables from broker dealers and clearing organizations	(28)	731,114	504	857,363
Options	Financial instruments owned	1,201	17,153	321	39,802
Currency forwards	Financial instruments owned	194,272	22,576,627	1,629,637	127,021,198
Interest rate swaps	Financial instruments owned	453	82,010	—	—

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$32	$46,084	$(268)	$122,948
Commodity futures	Payables to broker dealers and clearing organizations	(76,847)	14,809,230	(295)	15,727
Currency futures	Payables to broker dealers and clearing organizations	4,073	1,364,351	(3,077)	2,123,341
Options	Financial instruments sold, not yet purchased	1,223	17,909	79	12,913
Currency forwards	Financial instruments sold, not yet purchased	256,507	24,557,934	1,645,820	125,152,639
Interest rate swaps	Financial instruments sold, not yet purchased	461	82,010	12	164,020

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Futures	$274,510	$(93,125)	$915,383	$(11,067)
Currency forwards	(100,752)	80,633	(111,010)	135,340
Options	(1,111)	251	(1,484)	1,056
Interest rate swaps	2	—	4	—
	$172,649	$(12,241)	$802,893	$125,329

11. Income Taxes

Income tax expense for the three and nine months ended September 30, 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the taxation treatment of income attributable to noncontrolling interests in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (Note 13), differences in the valuation of financial assets and liabilities, and for other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of September 30, 2015 and December 31, 2014.

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. In addition, the Autorité des marchés financiers (“AMF”) has brought an enforcement action in connection with the trading activities of a subsidiary of MTH in certain French listed equity securities on or around 2009.  The AMF board referred the matter to the AMF enforcement committee, which conducted a hearing on November 4, 2015 at which the board sought a penalty of at least €5,000,000 based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  The enforcement committee’s decision is pending, and it could impose administrative sanctions or monetary penalties on the Company.  At this time, it is not possible to estimate the effect or possible range of loss relating to this matter.  The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (‘‘NYAG’’).  Certain of these matters may result in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.  Subject to the foregoing, based on information currently available, management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, results of operations or cash flows although they might be material for any particular reporting period.

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

There were no additional Class A-1 interests granted, forfeited,  distributed or redeemed during the three and nine months ended September 30, 2015 and 2014.

Class A-2 Interests

Class A-2 interests included both Class A-2 capital interests and Class A-2 profits interests. No Class A-2 capital interests were issued and outstanding as of September 30, 2015, and approximately 93,786,659 were issued and outstanding as of December 31, 2014. On December 31, 2014, through a series of transactions, 1,614,322 of the Class A-2 capital interests previously held by certain members of the Company’s management were transferred to the Temasek Member, and 214,433 new Class A-2 capital interests were issued to the Temasek Member, with the proceeds of such issuance being used to redeem the same number of Class A-2 profits interests held by Employee Holdco LLC (“Employee Holdco”). Class A-2 profits interests were issued to Employee Holdco, a holding company which held the interests on behalf of certain key employees or stakeholders. Employee Holdco issued Class A-2 profits interests of Employee Holdco to such employees and stakeholders which corresponded to the underlying Class A-2 profits interests held by Employee Holdco. There were  no Class A-2 profits interests issued and outstanding as of September 30, 2015 and 6,069,007 Class A-2 profits interests issued and outstanding as of December 31, 2014. There were no Class A-2 profits interests issued during the three months ended September 30, 2015 and 2014 and 6,418 and 0 Class A-2 profits interests were issued during the nine months ended September 30, 2015 and 2014, respectively. There were no Class A-2 profits interests redeemed during the three months ended September 30, 2015 and 2014 and 13,495 and 6,795 Class A-2 profits interests were redeemed during the nine months ended September 30, 2015 and 2014, respectively. Holders of Class A-2 profits interests shared in distributions of available cash flow based on the ratio of interests held to the total number of Class A-1 and Class A-2 interests outstanding, and also shared on a pro rata basis in the proceeds of a liquidity event, subject to a valuation hurdle determined by Virtu Financial at the time of the grant based on a valuation performed by a third party valuation firm. Holders of the Class A-2 profits interests shared in the proceeds of a liquidity event above such valuation hurdle, and received a preference on such distributions above such valuation threshold until all holders of Class A-2 profits interests subject to such valuation threshold had been allocated capital proceeds equal to the deemed capital contribution attributable to such Class A-2 profits interests as determined by the Company at the time of the grant.

Class B Interests

Virtu Financial previously approved the Virtu Financial LLC Management Incentive Plan (the “MIP”). Participants of the MIP were entitled to receive either Class B interests of Virtu Financial or Class B interests of Employee Holdco, which holds directly the corresponding Class B interests in Virtu Financial. Upon a liquidity event, Class B interests under the MIP were entitled to share proportionately in distributions in excess of the applicable profits interest valuation hurdle, which was determined by Virtu Financial based on a valuation at the time of the grant performed by a third party valuation firm. Class B interests were non-voting interests which vested over a four year period and upon a sale, IPO or certain other capital transactions of Virtu Financial. Class B interests were subject to forfeiture and repurchase provisions upon certain termination events. There were no Class B interests outstanding as of September 30, 2015 and Class B interests representing a right to share in 12.915% of capital proceeds (on a fully diluted basis) were issued and outstanding as of December 31, 2014. No Class B interests were issued during the three and nine months ended September 30, 2015 and 2014.

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

In the Reorganization Transactions:

•	the Company. became the sole managing member of Virtu Financial;

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

•

affiliates of Silver Lake Partners (the ‘‘Silver Lake Post-IPO Members’’), Virtu Employee Holdco, the Employee Trust, the Management Members and the other Virtu Post-IPO Members purchased 36,746,041 shares of the Company’s Class C common stock; and the Founder Post-IPO Member was granted the right to exchange its Virtu Financial Units, together with a corresponding number of shares of the Company’s Class D common stock, for shares of the Company's Class B common stock, and the other Virtu Post-IPO Members was granted the right to exchange their Virtu Financial Units, together with a corresponding number of shares of the Company's Class C common stock, for shares of the Company’s Class A common stock. Each share of VFI’s Class B common stock and Class D common stock is convertible at any time, at the option of the holder, into one share of Class A common stock or Class C common stock, respectively.

Distributions in Connection with the IPO

On June 12, 2015 and September 14, 2015, Virtu Financial made cash distributions totaling $10.0 million to certain of the holders of its outstanding equity interests prior to the consummation of the Reorganization Transactions (such holders, the “Virtu Financial Pre-IPO Members”) (funded from cash on hand). Additionally, Virtu Financial intends to make further cash distributions of up to $40.0 million to the Virtu Financial Pre-IPO Members. The Company expects that these further distributions will be funded from cash on hand and excess cash held as clearing deposits with broker dealers and clearing organizations.

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

2015 Management Incentive Plan

VFI’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO. The 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 12,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires no later than 10 years from the date of grant. As of September 30, 2015, there were 9,104,000 shares remain outstanding. In connection with and subsequent to the IPO, 119,412 restricted stock units were granted, each of which vest on the one year anniversary of date of grant and are settled in shares of Class A common stock. For the purpose of calculating equity-based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period. Similarly, the fair value of the restricted stock units was determined based on the IPO per share price, or in the case of subsequent grants, at the closing price per share on the date of grant, and will be recognized on a straight line basis over the vesting period.

14. Share-based Compensation

During the three and nine months ended September 30, 2015 and 2014, the Company recorded expense relating to non-voting members’ interests, which as described above (Note 13), were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting members’ interests are subject to the same vesting requirements as the prior Class A-2 profits interests, which vested immediately or over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events, as described above (Note 13). These awards are accounted for as equity awards and are measured at the date of grant. The Company accrued compensation expense of $3.0 million and $4.2 million for the three months ended September 30, 2015 and 2014, respectively, and $11.7 million and $11.4 million for the nine months ended September 30, 2015 and 2014, respectively, related to the non-voting members’ interests (formerly Class A-2 profits interests) and other equity interests expected to be granted as part of year-end compensation. As of September 30, 2015, total unrecognized share-based compensation expense related to unvested non-voting members’ interests (formerly Class A-2 profits interests), was $2.5 million, and this amount is expected to be recognized over a weighted average period of 1.8 years.

Activity in the non-voting members’ interests (formerly Class A-2 profits interests) is as follows:

			Weighted
		Weighted	Average
	Number of	Average Fair	Remaining
	Interests	Value	Life
Outstanding December 31, 2013	4,434,452	$6.82	3.40
Interests granted	—	$—	—
Interests repurchased	(6,796)	$6.46	—
Outstanding September 30, 2014	4,427,656	$6.82	2.65

Outstanding December 31, 2014	6,069,007	$7.05	2.54
Interests granted	6,418	$7.52	3.00
Interests repurchased	(13,495)	$7.17	—
Outstanding September 30, 2015	6,061,930	$7.05	1.82

As indicated in Note 13, East MIP Class B interests were subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO. Upon the consummation of the IPO, certain East MIP Class B interests became vested, resulting in a compensation expense of $11.8 million, which reflected the fair value of the outstanding time-vested East MIP Class B interests measured at the date of grant. Additional compensation expense in respect of East MIP Class B interests still subject to time vesting for the three months and nine months ended September 30, 2015, was $0.1 million and $0.7 million, respectively. The total expense for the three months ended and nine months ended September 30, 2015 period of $11.9 million and $12.5 million, respectively. The compensation expense related to East MIP Class B interests was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive incomes. As of December 31, 2014, a capital transaction was not considered probable, and therefore none of the East MIP Class B interests were vested, and no compensation expense was recognized relating to these awards in 2014. As of September 30, 2015, there was no unrecognized share based compensation expense related to East MIP Class B interests.

During the three and nine months ended September 30, 2015 and 2014, no employees were granted Class B interests. As discussed in Note 13, Class B interests vest only upon the occurrence of both time-based vesting over a four year period and the consummation of a qualifying capital transaction by the Company. Upon the consummation of the IPO, certain Class B interests became vested, resulting in a compensation expense of $31.4 million, which reflected the fair value of the outstanding time-vested Class B Interests measured at the date of grant. Additional compensation expense in respect of Class B interests still subject to time vesting for the three months and nine months ended September 30, 2015, was $0.7 million and $2.6 million, respectively. The total expense recognized for the three months and nine months ended September 30, 2015, was $32.1 million and $34.0 million. The expense related to the Class B interests was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.  As of December 31, 2014, a capital transaction was not considered probable, and therefore none of the Class B interests were vested and no compensation expense was recognized relating to previously awarded Class B interests in 2014. As of September 30, 2015, total unrecognized share-based compensation expense related to unvested Class B interests was $2.7 million, and this amount is expected to be recognized over a weighted average period of 1.0 years.

Additionally, in connection with the compensation charges related to Class B and East MIP interests mentioned above, the Company capitalized $0.1 million and $9.6 million for the three months and nine months ended September 30, 2015, respectively. The related amortization costs were approximately $0.5 million and $8.5 million for the three months and nine months ended September 30, 2015, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

As described above (Note 13), during the nine months ended September 30, 2015, pursuant to the 2015 Management Incentive Plan, non-qualified stock options to purchase 124,000 shares of Class A Common Stock at the IPO per share price were forfeited, and option to purchase 9,104,000 shares remained outstanding, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant. 93,765 restricted stock units, were granted during the three months ended September 30, 2015, and 119,412 restricted stock units were outstanding as of September 30, 2015, which vest on the one year anniversary and are settled in shares of Class A common stock.  For the purpose of calculating share based compensation expense, the fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model with the following assumptions:

Nine Months Ended
September 30, 2015
Expected life (in years)	6.25
Weighted average risk free interest rate	1.90%
Expected stock price volatility	30%
Expected dividend yield	5.05%
Weighted average fair value at grant date	$2.95

The Company recognized $1.7 million and $3.0 million of compensation expense in relation to the stock options issued and outstanding for the three months and nine months ended September, 30, 2015, respectively. The Company recognized $0.3 million and $0.3 million of compensation expense in relation to the restricted stock units issued for the three months and nine months ended September 30, 2015, respectively. As of September 30, 2015, total unrecognized share-based compensation expense related to unvested stock options and unvested restricted stock units was $23.5 million and $2.2 million, respectively, and these amounts are to be recognized over a weighted average period of 3.6 years and 3.5 years, respectively.

15. Regulatory Requirement

As of September 30, 2015, two subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At September 30, 2015, the subsidiaries had net capital of approximately $63.4 million and $9.1 million, which was approximately $62.4 million and $8.1 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2014, the subsidiaries had net capital of approximately $59.8 million and $8.1 million, which was approximately $58.8 million and $7.1 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, the Company was required to maintain $2.9 million and $3.7 million of capital in connection with the operation of the Company's Designated Market Maker (“DMM”) business as of September 30, 2015 and December 31, 2014, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the Company is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of our subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
United States	$147,347	$120,713	$415,750	$345,204
Ireland	41,094	36,471	133,211	113,705
Singapore	27,361	16,050	70,348	50,596
Total revenues	$215,802	$173,234	$619,309	$509,505

17. Related Party Transactions

As of September 30, 2015, and December 31, 2014, the Company had a payable of $0.3 million and $0.4 million to its affiliates, respectively.

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Silver Lake and its affiliates have a significant ownership interest in Dell. During the three months ended September 30, 2015 and 2014, the Company paid $1.1 million and $0.3 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company paid $2.5 million and $0.7 million, respectively, to Dell for these purchases and leases.

Similarly, in the ordinary course of business, the Company purchases market data and related services from Interactive Data Pricing and Reference Data, Inc (“Interactive Data”) and SunGard Securities Finance LLC (“SunGard”).  Silver Lake and its affiliates have a significant ownership interest in Interactive Data and SunGard. During the three months ended September 30, 2015 and 2014, the Company paid $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company paid $0.3 million and $0.3 million, respectively, to Interactive Data for these purchases. During the three months ended September 30, 2015 and 2014, the Company paid $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company paid $0.2 million and $0.1 million, respectively, to Sungard for these purchases. Finally, in the ordinary course of business, the Company purchases telecommunications services from Singapore Telecommunications Limited (“Singtel”).  Temasek and its affiliates have a significant ownership interest in Singtel. During the three months ended September 30, 2015 and 2014, the Company paid $0.03 million and $0.04 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company paid $0.1 million and $0.2 million, respectively, to Singtel for these purchases.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

The Company’s Board of Directors declared a dividend of twenty-four cents ($0.24) per share of Class A common stock and Class B common stock payable on December 15, 2015 to holders of record as of the close of business on December 1, 2015.

On November 12, 2015, the Company announced the pricing of the public offering of 6,473,371 shares of its Class A common stock by the Company and certain selling stockholders affiliated with Silver Lake Partners.  The selling stockholders are selling 6,075,837 shares of Class A common stock and the Company is offering 397,534 shares of its Class A common stock at a price to the public of $22.15 per share.  The selling stockholders will receive all of the net proceeds from the sale of shares of Class A common stock by them in the offering.  The Company intends to use its net proceeds from the offering to purchase common units in Virtu Financial (and paired shares of Class C common stock) from one of its non-executive employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock.  The offering is further described in the Company’s Registration Statement filed on Form S-1 (File No. 333-207874) (the “Secondary Registration Statement”) filed with, and declared effective by, the Securities and Exchange Commission.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Distributions in Connection with the IPO

On June 12, 2015 and September 14, 2015, Virtu Financial made cash distributions totaling $10.0 million to certain of the holders of its outstanding equity interests prior to the consummation of the Reorganization Transactions (such holders, the Virtu Financial, “Pre-IPO Members”). Additionally, Virtu Financial intends to make further cash distributions of up to $40.0 million to the Virtu Financial Pre-IPO Members. The Company expects that these further distributions will be funded from cash on hand and excess cash held as clearing deposits with broker dealers and clearing organizations.

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

2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO. The 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 12,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.  Subsequent to the IPO and during the period ended September 30, 2015, options to purchase 124,000 shares in the aggregate were forfeited.  In connection with and subsequent to the IPO, 25,647 restricted stock units were granted, each of which vest on the one year anniversary of date of grant and are settled in shares of Class A common stock.  During the period ended September 30, 2015, an additional 93,765 restricted stock units were granted, vesting over a period of four years.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Revenues:
Trading income, net	$206,832	$162,260	$590,554	$480,799
Interest and dividends income	6,425	8,518	21,022	21,287
Technology services	2,545	2,456	7,733	7,419
Total revenue	215,802	173,234	619,309	509,505

Operating Expenses:
Brokerage, exchange and clearance fees, net	61,814	55,861	179,453	164,132
Communication and data processing	16,110	17,256	51,602	50,568
Employee compensation and payroll taxes	24,736	24,768	66,801	63,636
Interest and dividends expense	12,827	11,728	39,234	34,438
Operations and administrative	4,857	4,392	17,288	16,517
Depreciation and amortization	8,176	8,552	26,025	22,514
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Acquisition related retention bonus	—	152	—	2,639
Termination of office leases	—	—	2,729	849
Initial public offering fees and expenses	—	60	—	8,961
Charges related to share based compensation at IPO	1,107	—	45,301	—
Financing interest expense on senior secured credit facility	7,205	7,815	22,066	23,114
Total operating expenses	136,885	130,637	450,658	387,527

Income before income taxes and noncontrolling interest	78,917	42,597	168,651	121,978

Provision for income taxes	9,378	1,179	14,103	829

Net income	69,539	$41,418	154,548	$121,149
Noncontrolling interest	(57,233)		(141,768)

Net income available for common stockholders	$12,306		$12,780

Earnings per share
Basic	$0.36		$0.37
Diluted	$0.35		$0.37

Weighted average common shares outstanding
Basic	34,305,052		34,305,052
Diluted	34,738,733		34,641,497

Net income	$69,539	$41,418	$154,548	$121,149
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	3,596	(3,520)	595	(3,683)
Comprehensive income	73,135	$37,898	155,143	$117,466
Less: Comprehensive income attributable to non-controlling interests	(59,931)		(141,053)
Comprehensive income attributable to common stockholders	$13,204		$14,090

Total Revenues

The majority of our revenues are generated through market making activities and are recorded as trading income. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology and related services.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for approximately 96% and 94% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 95% and 94% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Virtu Employee Holdco, which held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with the IPO pursuant to the 2015 Management Incentive Plan and other equity grants expected to be made pursuant to the 2015 Management Incentive Plan at year end. We have capitalized employee compensation and benefits related to software development of $2.6 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively and $8.1 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Charges related to share based compensation at IPO. At the consummation of the IPO and through the period ended September 30, 2015, the Company recognized one-time, non-cash compensation expenses of the approximately $44.2 million in respect of the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use, as discussed in Note 13 to the notes of the condensed consolidated financial statements.

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

•

“Adjusted Net Income”, which measures our operating performance by adjusting net income to exclude amortization of purchased intangibles and acquired capitalized software, severance, termination of office leases, equipment write-off, acquisition related retention bonus, share based compensation and share-based compensation vested upon the IPO expense.

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on senior secured credit facility, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, equipment write-off and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, termination of office leases, acquisition related retention bonus, share-based compensation and share-based compensation vested upon IPO expense.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$206,832	$162,260	$590,554	$480,799
Interest and dividends income	6,425	8,518	21,022	21,287
Brokerage, exchange and clearance fees, net	(61,814)	(55,861)	(179,453)	(164,132)
Interest and dividends expense	(12,827)	(11,728)	(39,234)	(34,438)
Adjusted Net Trading Income	$138,616	$103,189	$392,889	$303,516

Reconciliation of Net Income to Adjusted Net Income
Net Income	$69,539	$41,418	$154,548	$121,149
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Severance	342	2,742	645	3,136
IPO fees and expenses	—	60	—	8,961
Termination of office leases	—	—	2,729	849
Equipment write-off	251	—	1,719	—
Acquisition related retention bonus	—	152	—	2,639
Share based compensation	3,254	4,170	11,907	11,299
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,655	—	2,913	—
Charges related to share based compensation awards at IPO	1,107	—	45,301	—
Adjusted Net Income	$76,201	$48,595	$219,921	$148,192

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$69,539	$41,418	$154,548	$121,149
Financing interest expense on senior secured credit facility	7,205	7,815	22,066	23,114
Depreciation and amortization	8,176	8,552	26,025	22,514
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Provision for Income Taxes	9,378	1,179	14,103	829
EBITDA	$94,351	$59,017	$216,901	$167,765

Severance	342	2,742	645	3,136
IPO fees and expenses	—	60	—	8,961
Termination of office leases	—	—	2,729	849
Acquisition related retention bonus	—	152	—	2,639
Share based compensation	3,254	4,170	11,907	11,299
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,655	—	2,913	—
Charges related to share based compensation awards at IPO	1,107	—	45,301	—
Adjusted EBITDA	$100,709	$66,141	$280,396	$194,649

Selected Operating Margins
Net Income Margin(1)	49.3%	39.2%	38.6%	39.0%
Adjusted Net Income Margin(2)	54.0%	46.0%	54.9%	47.7%
EBITDA Margin(3)	66.8%	55.9%	54.1%	54.0%
Adjusted EBITDA Margin(4)	71.3%	62.6%	70.0%	62.6%

(1)	Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.
(2)	Calculated by dividing Adjusted Net Income by the sum of Adjusted Net Trading Income and technology services revenue.
(3)	Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.
(4)	Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015			2014
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Asset Class
Americas Equities	$45,815	$716	33%	$25,982	$406	25%
EMEA Equities	15,087	236	11%	12,324	193	12%
APAC Equities	13,144	205	9%	7,032	110	7%
Global Commodities	28,273	442	21%	18,457	288	18%
Global Currencies	23,289	364	17%	25,211	394	24%
Options, Fixed income and Other Securities	10,988	172	8%	10,063	157	10%
Unallocated (1)	2,020	31	1%	4,120	64	4%
Total Adjusted Net Trading Income	$138,616	$2,166	100%	$103,189	$1,612	100%

	Nine Months Ended September 30,
	2015			2014
		Average			Average
(In thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Asset Class
Americas Equities	$102,278	$544	26%	$78,122	$416	26%
EMEA Equities	46,013	245	12%	38,283	204	13%
APAC Equities	33,875	180	9%	20,450	109	7%
Global Commodities	90,514	481	23%	67,848	361	22%
Global Currencies	90,147	480	23%	70,557	375	23%
Options, Fixed income and Other Securities	24,911	133	6%	27,831	148	9%
Unallocated (1)	5,151	27	1%	425	1	—%
Total Adjusted Net Trading Income	$392,889	$2,090	100%	$303,516	$1,614	100%

(1)Under our methodology for recording ‘‘trading income, net’’ in our condensed consolidated statements of comprehensive income, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by asset class, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation can effectively defer or accelerate revenue from one day to another or one reporting period to another, as the case may be. We do not allocate any resulting differences based on the timing of revenue recognition.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total Revenues

Our total revenues increased $42.6 million, or 24.6%, to $215.8 million for the three months ended September 30, 2015, compared to $173.2 million for the three months ended September 30, 2014. This increase was primarily attributable to an increase in trading income, net, of $44.5 million.

Trading Income, Net. Trading income, net, increased $44.5 million, or 27.4%, to $206.8 million for the three months ended September 30, 2015, compared to $162.3 million for the three months ended September 30, 2014. The increase was primarily attributable to strong performances from Americas Equities, EMEA Equities, APAC Equities, Global Commodities, and Options, Fixed Income and Other categories trading relative to the market benchmark volumes. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $2.1 million, or 24.7%, to $6.4 million for the three months ended September 30, 2015, compared to $8.5 million for the three months ended September 30, 2014. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues did not have significant change, from $2.5 million for the three months ended September 30, 2015, compared to $2.5 million for the three months ended September 30, 2014.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $35.4 million, or 34.3%, to $138.6 million for the three months ended September 30, 2015, compared to $103.2 million for the three months ended September 30, 2014. This increase compared to the prior period reflects increases in Adjusted Net Trading Income from Americas equities trading of $19.8 million, $2.8 million from EMEA equities, $6.1 million from APAC equities, $9.8 million from global commodities and $0.9 million from options, fixed income and other securities. These increases in Adjusted Net Trading Income were partially offset by a decrease in Adjusted Net Trading Income from trading global currencies of $1.9 million compared to the prior period. Adjusted Net Trading Income per day increased $0.55 million, or 34.4%, to $2.17 million for the three months ended September 30, 2015, compared to $1.61 million for the three months ended September 30, 2014. The number of trading days for the three months ended September 30, 2015 and 2014 were both 64.

Operating Expenses

Our operating expenses increased $6.3 million, or 4.8%, to $136.9 million for the three months ended September 30, 2015, compared to $130.6 million for the three months ended September 30, 2014. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $5.9 million, interest and dividend expense of $1.1 million, operating and administrative expense of $0.5 million, and charges related to share based compensation at IPO of $1.1 million. These increases in operating expenses were partially offset by decreases in communication and data processing of $1.2 million, employee compensation and payroll taxes of $0.1 million, depreciation and amortization expense of $0.4 million, acquisition related retention bonus of $0.2 million, and a decrease in financing interest expense on senior secured credit facility of $0.6 million. There was no change for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $5.9 million, or 10.6%, to $61.8 million for the three months ended September 30, 2015, compared to $55.9 million for the three months ended September 30, 2014. This increase was primarily attributable to the increased market volumes and volatility in the Americas equities, EMEA equities, APAC equities and Global Commodities instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense decreased $1.2 million, or 6.9%, to $16.1 for the three months ended September 30, 2015, compared to $17.3 million for the three months ended September 30, 2014. This decrease was primarily due to termination on historical connectivity operating contracts, which were replaced with more cost efficient connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $0.1 million, or 0.4%, to $24.7 million for the three months ended September 30, 2015, compared to $24.8 million for the three months ended September 30, 2014. This decrease in compensation levels was attributable to slight adjustments in the incentive compensation accrual.

Interest and Dividends Expense. Interest and dividends expense increased $1.1 million, or 9.4%, to $12.8 million for the three months ended September 30, 2015, compared to $11.7 million for the three months ended September 30, 2014. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $0.5 million, or 11.4%, to $4.9 million for the three months ended September 30, 2015, compared to $4.4 million for the three months ended September 30, 2014. This increase is primarily attributable to public company related and other expenses.

Depreciation and Amortization. Depreciation and amortization decreased $0.4 million, or 4.7%, to $8.2 million for the three months ended September 30, 2015, compared to $8.6 million for the three months ended September 30, 2014. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended September 30, 2015, compared to $0.1 million for the three months ended September 30, 2014.

Acquisition Related Retention Bonus. Acquisition related retention bonus expense was $0 for the three months ended September 30, 2015, compared to $0.2 million for the three months ended September 30, 2014. The final installment payment under the retention plan was made on July 2014 and we no longer incurred such expenses after the final payment.

Initial Public Offering Fees and Expenses. IPO fees and expenses were $0.1 million for the three months ended September 30, 2014. These costs reflect nonrecurring expenses incurred as a result of the IPO postponement in April 2014. We had no such expense for the three months ended September 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the period ended September 30, 2015, the Company recognized non-cash compensation expenses in respect of the outstanding common units which converted from Class B and East MIP Class B interests and vested during the period, net against capitalization and amortization of the costs attributable to employees incurred in development of software for internal use, as discussed in Note 13 to the notes of the condensed consolidated financial statements. The capitalized charges related to share based compensation at IPO were approximately $1.2 million for the three months ended September 30, 2015. The related amortized expense was approximately $0.1 million for the three months ended September 30, 2015.  We had no such expense for the three months ended September 30, 2014.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on senior secured credit facility decreased $0.6 million, or 7.7%, to $7.2 million for the three months ended September 30, 2015, compared to $7.8 million for the three months ended September 30, 2014. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for (Benefit from) Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income. However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Provision for (benefit from) income taxes increased $8.2 million, or 683.3%, to $9.4 million for the three months ended September 30, 2015, compared to $1.2 million for the three months ended September 30, 2014. The increase was primarily attributable to the consummation of the Reorganization Transaction, and increases in taxable incomes in foreign jurisdictions where we are subject to corporate level taxation, including increased profitability in our EMEA and APAC operations due to higher observed market volumes and improved performance.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total Revenues

Our total revenues increased $109.8 million, or 21.6%, to $619.3 million for the nine months ended September 30, 2015, compared to $509.5 million for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in trading income, net, of $109.8 million, and $0.3 million increase in revenues generated from our deployment and delivery of technology services.

Trading Income, Net. Trading income, net, increased $109.8 million, or 22.8%, to $590.6 million for the nine months ended September 30, 2015, compared to $480.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to increased market volumes and volatility in the Global Commodities and Global Currencies instruments in which we make markets, as well as strong performance from EMEA Equities, Americas Equities, and improved performance from APAC Equities trading relative to the market benchmark volumes. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $0.3 million, or 1.4%, to $21.0 million for the nine months ended September 30, 2015, compared to $21.3 million for the nine months ended September 30, 2014. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues increased $0.3 million, or 4.1%, to $7.7 million for the nine months ended September 30, 2015, compared to $7.4 million for the nine months ended September 30, 2014. This increase was primarily due to a non-recurring adjustment of the reimbursable third party costs.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $89.4 million, or 29.5%, to $392.9 million for the nine months ended September 30, 2015, compared to $303.5 million for the nine months ended September 30, 2014. This increase compared to the prior period reflects increases in Adjusted Net Trading Income from Americas equities trading of $24.2 million, $7.7 million from EMEA equities, $13.4 million from APAC equities, $22.7 million from global commodities and $19.6 million from global currencies. These increases in Adjusted Net Trading Income were partially offset by a decrease in Adjusted Net Trading Income from trading options, fixed income and other securities of $2.9 million compared to the prior period. Adjusted Net Trading Income per day increased $0.48 million, or 29.5%, to $2.09 million for the nine months ended September 30, 2015, compared to $1.61 million for the nine months ended September 30, 2014. The number of trading days for the nine months ended September 30, 2015 and 2014 were both 188.

Operating Expenses

Our operating expenses increased $63.2 million, or 16.3%, to $450.7 million for the nine months ended September 30, 2015, compared to $387.5 million for the nine months ended September 30, 2014. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $15.4 million, communication and data processing expense of $1.0 million, employee compensation and payroll taxes of $3.2 million, interest and dividends expense of $4.8 million, operations and administrative expense of $0.8 million, depreciation and amortization expense of $3.5 million, termination of office leases of $1.9 million, and charges related to share based compensation at IPO of $45.3 million. These increases in operating expenses were partially offset by decreases in acquisition related retention bonus of $2.6 million, IPO fees and expenses of $9.0 million, and $1.0 million decrease in financing interest expense on senior secured facility. There was no change for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $15.4 million, or 9.4%, to $179.5 million for the nine months ended September 30, 2015, compared to $164.1 million for the nine months ended September 30, 2014. This increase was primarily attributable to the increased market volumes and volatility in the Americas equities, APAC equities, EMEA equities, Global Commodities and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $1.0 million, or 2.0%, to $51.6 million for the nine months ended September 30, 2015, compared to $50.6 million for the nine months ended September 30, 2014. This increase was primarily attributable to increased costs from the use of new telecommunication technologies.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $3.2 million, or 5.0%, to $66.8 million for the nine months ended September 30, 2015, compared to $63.6 million for the nine months ended September 30, 2014. This increase in compensation levels was attributable to increased incentive compensation as a result of the increase in overall profitability of our business.

Interest and Dividends Expense. Interest and dividends expense increased $4.8 million, or 14.0%, to $39.2 million for the nine months ended September 30, 2015, compared to $34.4 million for the nine months ended September 30, 2014. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $0.8 million, or 4.8%, to $17.3 million for the nine months ended September 30, 2015, compared to $16.5 million for the nine months ended September 30, 2014. This increase is primarily attributable to public company related and other expenses.

Depreciation and Amortization. Depreciation and amortization increased $3.5 million, or 15.6%, to $26.0 million for the nine months ended September 30, 2015, compared to $22.5 million for the nine months ended September 30, 2014. This increase was primarily attributable to recognition of approximately $1.7 million in accelerated depreciation from equipment that was deemed to be obsolete in the nine months ended September 30, 2015, as well as increased depreciation expense recognized as a result of capital expenditures on telecommunication, networking and other assets purchased during 2014.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.2 million for the nine months ended September 30, 2015, compared to $0.2 million for the nine months ended September 30, 2014.

Acquisition Related Retention Bonus. Acquisition related retention bonus expense decreased $2.6 million, or 100.0%, to $0 for the nine months ended September 30, 2015, compared to $2.6 million for the nine months ended September 30, 2014. The final installment payment under the retention plan was made on July 2014 and we no longer incurred such expenses after the final payment.

Termination of Office Leases. Termination of office leases expense increased $1.9 million, or 237.5%, to $2.7 million for the nine months ended September 30, 2015, compared to $0.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we recognized an accelerated expense of approximately $2.7 million from future lease payments of one of our office locations assuming no sub-lessee could be identified during the remainder of the lease terms.  During the nine months ended September 30, 2014, we recorded a deferred lease write-off of $0.4 million and one-time payment of $0.4 million for the termination of the lease of our London office.

Initial Public Offering Fees and Expenses. IPO fees and expenses were $9.0 million for the nine months ended September 30, 2014. These costs reflect nonrecurring expenses incurred as a result of the IPO postponement in April 2014. We had no such expense for the nine months ended September 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the period ended September 30, 2015, the Company recognized one-time, non-cash compensation expenses with additional monthly vesting charges of the approximately $45.3 million in respect the outstanding time vested Class B and East MIP Class B interests, net of $9.6 million and $8.5 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use, as discussed in Note 13 to the notes of the condensed consolidated financial statements. We had no such expense for the nine months ended September 30, 2014.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on one senior secured credit facility decreased $1.0 million, or 4.3%, to $22.1 million, compared to $23.1 million for the nine months ended September 30, 2014. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for (Benefit from) Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions, we expect to incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Provision for (benefit from) income taxes increased $13.3 million, to $14.1 million for the nine months ended September 30, 2015, compared to $0.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to the consummation of Reorganization Transactions, and increases in taxable incomes in foreign jurisdictions where we are subject to corporate level taxation, including increased profitability in our EMEA and APAC operations due to higher observed market volumes and improved performance.

Liquidity and Capital Resources

General

As of September 30, 2015, we had $161.5 million in cash and cash equivalents, which includes $50.6 million of net proceeds received from the IPO. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of September 30, 2015, we had borrowings under our short-term credit facilities of approximately $28.0 million, which is included as a deduction from receivables from broker dealers and clearing organizations within the condensed consolidated statements of financial condition, and long-term debt outstanding in an aggregate principal amount of approximately $501.1 million.  As of September 30, 2015, our regulatory capital requirements for domestic U.S. subsidiaries were $3.9 million, in aggregate.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of September 30, 2015.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	$63,380	$1,000	$62,380
Virtu Financial Capital Markets LLC	9,105	2,900	6,205

Credit Facilities

We originally entered into our senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011 in connection with the Madison Tyler Transactions. Subsequently, we refinanced our senior secured credit facility in February 2013, we obtained an incremental term loan thereunder in May 2013 and we refinanced our senior secured credit facility again in November 2013. As of September 30, 2015, our senior secured credit facility had an aggregate principal amount outstanding of $501.1 million, and it matures in November 2019. Prior to the consummation of the IPO, borrowings under our senior secured credit facility bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.5%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.5%. Following the consummation of the IPO, such borrowings now bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.0%.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of September 30, 2015, we were in compliance with all of our covenants.

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

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$241,993	$154,421
Investing activities	(20,608)	(27,662)
Financing activities	(136,306)	(150,959)
Effect of exchange rate changes on Cash and cash equivalents	595	(3,683)
Net (decrease) increase in Cash and cash equivalents	$85,674	$(27,883)

Operating Activities

Net cash provided by operating activities was $242.0 million for the nine months ended September 30, 2015, compared to $154.4 million for the nine months ended September 30, 2014. The increase of $87.6 million in net cash provided by operating activities was largely a reflection of the increased profitability of our business and the use of proceeds from excess funds held at prime brokers and clearinghouse. This increase was partially offset by $4.5 million decrease in other assets, and $3.5 million decrease in accounts payable and accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2015, compared to $27.7 million for the nine months ended September 30, 2014.  The decrease of $7.1 million was due to a decrease of $0.3 million in development of capitalized software and $7.4 million in property and equipment purchases as a result of decreased investment in networking and communication equipment for the nine months ended September 30, 2015.

Financing Activities

Net cash used in financing activities of $136.3 million for the nine months ended September 30, 2015 and $151.0 million for the nine months ended September 30, 2014. The decrease of $14.7 million was primarily caused by the Company holding approximately 24.8% interest in Virtu Financial as a result of the completion of the IPO and the Reorganization Transactions and consequently participating in distributions by Virtu Financial to its members as of a date subsequent to the IPO and the Reorganization Transactions. The decrease was offset by increased in distributions to members of Virtu Financial, including mandatory tax distribution of $120.4 million for the nine months ended September 30, 2015.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014.

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

We capitalized software development costs of approximately $2.6 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $8.1 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively. The related amortization expense was approximately $2.4 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $7.8 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, in connection with the compensation charge related to Class B and East MIP interests recognized upon the IPO (Note 13), we capitalized and amortized costs for employees in developing internal-use software, which were included within charges related to share based compensation at IPO, net, in the condensed consolidated statements of comprehensive income. We capitalized charges related to share based compensation at IPO approximately $0.1 million and $9.6 million for the three months ended and nine months ended September 30, 2015, respectively. The related amortization expense was approximately $0.5 million and $8.5 million for the three months ended and nine months ended September 30, 2015, respectively. Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software on the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software.

Share-Based Compensation

We account for share-based compensation transactions with employees under the provisions of ASC 718, Compensation: Stock Compensation. ASC 718 requires the recognition of the fair value of share-based awards in net income. The fair value of awards issued for compensation is determined using a third-party valuation on the date of grant. The fair value of share-based awards granted to employees is amortized over the vesting period of the award, if any.  During the three and nine months ended September 30, 2015 and 2014, we recorded expense relating to Class A-2 profits interests granted in prior periods to certain employees, which vest immediately or over a period of up to four years, in each case subject to repurchase provisions upon certain termination events, as described above (Note 13). These awards are accounted for as equity awards and are measured at the date of grant. Additionally, we recorded expense relating to the expected issuance of Class A-2 profits interests or other equity interests at year-end. We recorded $3.0 million and $4.2 million in expense relating to these awards for three months ended September 30, 2015 and 2014,  respectively, and $11.7 million and $11.4 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, total unrecognized share-based compensation expense related to these Class A-2 profits interests, which, as described in Note 13 of the notes to the condensed consolidated financial statements, were reclassified into non-voting common interest units subject to the same vesting schedule as their corresponding Class A-2 profits interests in connection with the Reorganization Transactions, that have not vested was $2.5 million and this amount is expected to be recognized over a weighted average period of 1.8 years.

Activity in the Class A-2 profits interests is as follows:

			Weighted
		Weighted	Average
	Number of	Average Fair	Remaining
	Interests	Value	Life
Outstanding December 31, 2013	4,434,452	$6.82	3.40
Interests granted	—	$—	—
Interests repurchased	(6,796)	$6.46	—
Outstanding September 30, 2014	4,427,656	$6.82	2.65

Outstanding December 31, 2014	6,069,007	$7.05	2.54
Interests granted	6,418	$7.52	3.00
Interests repurchased	(13,495)	$7.17	—
Outstanding September 30, 2015	6,061,930	$7.05	1.82

As indicated in Note 13 of the notes to the condensed consolidated financial statements, East MIP Class B interests are subject to time based vesting over four years and only fully vest upon the consummation of a qualifying capital transaction by the Company, including an IPO. Upon the consummation of the IPO, time vested East MIP Class B interests were fully vested, resulting in a one time compensation expense of $11.8 million, which reflects the fair value of the outstanding time-vested East MIP Class B interests as of the date of the transaction.  Additional compensation expense in respect of East MIP Class B interests still subject to time vesting for the three months and nine months ended September 30, 2015, were $0.1 million and $0.7 million, respectively. The total expense for the three months and nine months ended September 30, 2015 period of $11.9 million and $12.5 million, respectively. The East MIP Class B interests were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive incomes. As of December 31, 2014, a capital transaction was not probable, and therefore none of the East MIP Class B interests were vested and no compensation expense was recognized relating to these awards. As of September 30, 2015, there was no unrecognized share based compensation expense related to East MIP Class B interests.

During the three and nine months ended September 30, 2015 and 2014, no employees have been granted Class B interests. As discussed in Note 13, Class B interests vest only upon the occurrence of both time-based vesting over a four year period and the consummation of a qualifying capital transaction by the Company. Upon the consummation of the IPO, time vested Class B interests were fully vested, resulting in a one-time compensation expense of $31.4 million, which reflects the fair value of the outstanding time-vested Class B interests as of the date of the transaction.  Additional compensation expense in respect of Class B interests still subject to time vesting for the three and nine months ended September 30, 2015, were $0.7 million and $2.6 million, respectively. The total expense recognized for the three and nine months ended September 30, 2015, were $32.1 million and $34.0 million The Class B interests was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.  As of December 31, 2014, a capital transaction was not probable, and therefore none of the Class B interests were vested and no compensation expense was recognized relating to previously awarded Class B interests. As of September 30, 2015, total unrecognized share-based compensation expense related to unvested Class B interests was $2.7 million, and this amount is expected to be recognized over a weighted average period of 1.0 years.

Additionally, in connection with the compensation charges related to Class B and East MIP interests mentioned above, the Company capitalized $0.1 million and $9.6 million for the three and nine months ended September 30, 2015, respectively. The related amortization costs were approximately $0.5 million and $8.5 million for the three and nine months ended September 30, 2015, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.  Subsequently, during the period ended September 30, 2015, options to purchase 124,000 shares in the aggregate were forfeited.  In connection with and subsequent to the IPO, 25,647 restricted stock units were granted, each of which vest on the one year anniversary of date of grant and are settled in shares of Class A Common Stock.  During the period ended September 30, 2015, an additional 93,765 restricted stock units were granted, vesting over a period of four years.  Share-based compensation expense relating to the stock options is recognized over a four year service period and determined using the fair value at the date of grant through the application of the Black-Scholes-Merton model, using the initial public offering price, the expected dividend rate, the risk-free interest rate and the “simplified” method in accordance with Staff Accounting Bulletin No. 110 to determine the expected term.  The volatility assumption used in the Black-Scholes-Merton model was based on the historical volatilities of comparable companies. Similarly, the fair value of the restricted stock units was determined based on the IPO per share price and will be recognized on a straight line basis over the vesting period. The Company recognized $1.7 million and $3.0 million of compensation expense in relation to the stock options issued and outstanding for the three months and nine months ended September, 30, 2015, respectively. The Company recognized $0.3 million and $0.3 million of compensation expense in relation to the restricted stock units issued for the three months and nine months ended September 30, 2015, respectively. As of September 30, 2015, total unrecognized share-based compensation expense related to unvested stock options and unvested restricted stock units was $23.5 million and $2.2 million, respectively, and these amounts are to be recognized over a weighted average period of 3.6 years and 3.5 years, respectively.

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

We recognize the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We have determined that there are no uncertain tax positions that would have a material impact on our financial position as of September 30, 2015 and December 31, 2014 or the results of operations for the three and nine months ended September 30, 2015 and 2014.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2015, the primary valuation method used to estimate the fair value of the Company’s reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which the management believes to be an appropriate indicator of its fair value. In the impairment test as of July 1, 2014, the primary valuation methods used to estimate the fair value of the Company’s reporting unit were the income and market approaches. In applying the income approach, projected available cash flows and the terminal value were discounted to present value to derive an indication of fair value of the business enterprise. The market approach compared the reporting unit to selected reasonably similar publicly-traded companies.

Based on the results of the annual impairment test performed, no goodwill impairment was recognized during the three and nine months ended September 30, 2015 and 2014, respectively.

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU 2015-14 applies for annual reporting periods begin after December 15, 2017, including interim report periods within that reporting period. Early adoption is permitted only as of annual reporting periods begin after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its condensed consolidated financial statements.

Repurchase Agreements - In June, 2014, the FASB released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendment changes the accounting for repurchase financing transactions and for repurchase-to-maturity transactions to secured borrowing accounting.  The accounting changes were effective for us beginning in the first quarter of 2015.  The effect of the accounting changes on transactions outstanding as of the effective date are required to be presented as a cumulative effect adjustment to retained earnings as January 1, 2015. The amendment also requires additional disclosures for repurchase agreements and securities lending transactions regarding the class of collateral pledged and the remaining contractual maturity of the agreements, as well as a discussion of the potential risks associated with the agreements and the related collateral pledged, and how those risks are managed.  Additional disclosures are required for repurchase agreements, securities lending transactions, sales with a total return swap, and other similar transfers of financial assets that are accounted for as a sale.

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

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03,  Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for us), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of March 31, 2015. The new guidance has been applied on a retrospective basis, wherein the accompanying condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued ASU 2015-15, Interest – Presentation and Subsequent Measurement of Debit Issuance Costs Associated with Line-of-Credit Arrangement. The ASU stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reports debt issuance cost related to line-of-credit as a direct deduction from the carrying amount of debt liability. Refer to Note 8 for additional information regarding the impact of ASU 2015-03 and ASU 2015-15 on the Company’s condensed consolidated financial statements.

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

Foreign Currency Risk

As a result of our international market making activities and accumulated earnings in our foreign subsidiaries, our income and net worth are subject to fluctuation in foreign exchange rates. While we generate revenues in several currencies, a majority of our operating expenses are denominated in U.S. dollars. Therefore, depreciation in these other currencies against the U.S. dollar would negatively impact revenue upon translation to the U.S. dollar. The impact of any translation of our foreign denominated earnings to the U.S. dollar is mitigated, however, through the impact of daily hedging practices that are employed by the company.

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our Condensed Consolidated Statements of Comprehensive Income and Changes in Equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of

September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We also have been, are currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. In addition, the Autorité des marchés financiers (“AMF”) has brought an enforcement action in connection with the trading activities of a subsidiary of MTH in certain French listed equity securities on or around 2009.   The AMF board referred the matter to the AMF enforcement committee, which conducted a hearing on November 4, 2015 at which the board sought a penalty of at least €5,000,000 based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  The enforcement committee’s decision is pending, and it could decide to impose administrative sanctions or monetary penalties on the Company.  We believe that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations.  We have also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (‘‘NYAG’’).

Certain of these matters may result in adverse judgments, settlements, fines, penalties, injunctions or other relief, and our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income.  Subject to the foregoing, based on information currently available, management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, results of operations or cash flows although they might be material for any particular reporting period.

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Secondary Registration Statement, the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Secondary Registration Statement and the other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On April 16, 2015 we completed our IPO, which closed on April 21, 2015. Pursuant to the Registration Statement we registered 19,012,112 shares of Class A common stock (including 2,479,840 Class A shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO). All 19,012,112 shares of our Class A common stock was sold in the IPO at a price per share to the public of $19.00 for an aggregate offering price of $361.2 million.  Goldman Sachs & Co., J.P. Morgan Securities LLC and Sandler O’Neil & Partners, L.P. were the representatives of the underwriters, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Sandler O’Neill & Partners, L.P., BMO Capital Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, UBS Securities LLC and Evercore Group L.L.C. acted as joint bookrunners for the offering. The following table shows the per share and total underwriting discounts and commissions to be paid by us to the underwriters:

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

Virtu Financial, Inc.

DATE:	November 13, 2015	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 13, 2015	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1*	Underwriting Agreement.
2.1*	Reorganization Agreement.
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