Form 10-Q
period 2016-03-31
Virtu Financial, Inc.
filed 2016-05-13
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer   ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of May 13, 2016
Class A common stock, par value $0.00001 per share	38,235,856
Class C common stock, par value $0.00001 per share	20,922,855
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

Prior to our initial public offering (“IPO”), which was completed on April 21, 2015, our business was conducted through Virtu Financial LLC (“Virtu Financial”). The unaudited condensed consolidated financial statements and other disclosures contained in this report include those of Virtu Financial, Inc. (“we”, “us”, or the “Company”), which is the registrant, and those of Virtu Financial, in which the registrant became the managing member. Following a series of reorganization transactions that were completed on April 15, 2015 in connection with the IPO (the “Reorganization Transactions”), the IPO and a series of transactions undertaken in connection with the secondary offering completed in November 2015 (the “Secondary Offering”), the Company became the owner of approximately 28.1% of the outstanding membership interests of Virtu Financial. For more information regarding the transactions described above, see Note 13, “Capital Structure,” to our audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of the Company, including consolidation of its investment in Virtu Financial, since April 16, 2015.  Prior to April 16, 2015, the date of the completion of the Reorganization Transactions, the unaudited condensed consolidated financial statements included herein represent the financial statements of Virtu Financial and subsidiaries (the “Group”). The historical unaudited condensed consolidated statements of comprehensive income and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015, do not reflect what the results of operations or cash flows of the Company or the Group would have been had the Reorganization Transactions, the IPO and the Secondary Offering occurred in the beginning of such period. Accordingly, they do not give effect to the following matters:

•	Reorganization Transactions and the IPO;
•	U.S. corporate federal income taxes;
•	Noncontrolling interest held by other members of Virtu Financial; and
•	The Secondary Offering.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	As of
	March 31,	December 31,
(in thousands, except share and interest data)	2016	2015

Assets
Cash and cash equivalents	$148,514	$163,235
Securities borrowed	654,065	453,296
Securities purchased under agreements to resell	—	14,981
Receivables from broker dealers and clearing organizations	629,911	476,536
Trading assets, at fair value:
Financial instruments owned	1,276,022	1,038,039
Financial instruments owned and pledged	247,652	259,175
Property, equipment and capitalized software (net of accumulated depreciation of $103,418 and $98,595 as of March 31, 2016 and December 31, 2015, respectively)	33,017	37,501
Goodwill	715,379	715,379
Intangibles (net of accumulated amortization)	1,150	1,203
Deferred tax asset	191,238	193,740
Other assets ($6,250 and $5,984, at fair value, as of March 31, 2016 and December 31, 2015, respectively)	38,421	38,845
Total assets	$3,935,369	$3,391,930

Liabilities and equity
Liabilities
Short term borrowings	$32,000	$45,000
Securities loaned	690,672	524,603
Payables to broker dealers and clearing organizations	435,958	486,604
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,411,609	979,090
Tax receivable agreement obligations	218,399	218,399
Accounts payable and accrued expenses and other liabilities	89,364	86,775
Senior secured credit facility	492,782	493,589
Total liabilities	$3,370,784	$2,834,060

Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 38,379,858 and 38,379,858 shares, Outstanding — 38,210,209 and 38,210,209 shares at March 31, 2016 and December 31, 2015, respectively	—	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2016 and December 31, 2015, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 20,976,598 and 20,976,598 shares, Outstanding — 20,922,855 and 20,976,598, at March 31, 2016 and December 31, 2015, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at March 31, 2016 and December 31, 2015, respectively	1	1
Treasury stock, at cost, 169,649 and 169,649 shares at March 31, 2016 and December 31, 2015, respectively	(3,819)	(3,819)
Additional paid-in capital	134,385	130,902
Retained Earnings	4,495	3,525
Accumulated other comprehensive income	800	99
Total stockholders' equity	$135,862	$130,708
Noncontrolling interest	428,723	427,162
Total equity	$564,585	$557,870

Total liabilities and equity	$3,935,369	$3,391,930

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2016	2015
Revenues:
Trading income, net	$186,289	$213,930
Interest and dividends income	4,268	5,182
Technology services	2,081	2,416
Total revenue	192,638	221,528

Operating Expenses:
Brokerage, exchange and clearance fees, net	59,725	61,138
Communication and data processing	17,722	17,943
Employee compensation and payroll taxes	22,557	26,900
Interest and dividends expense	13,537	9,566
Operations and administrative	4,919	8,491
Depreciation and amortization	7,727	9,663
Amortization of purchased intangibles and acquired capitalized software	53	53
Charges related to share based compensation at IPO	595	—
Financing interest expense on senior secured credit facility	7,101	7,602
Total operating expenses	133,936	141,356
Income before income taxes and noncontrolling interest	58,702	80,172

Provision for income taxes	7,346	2,728

Net income	51,356	$77,444
Noncontrolling interest	(41,008)

Net income available for common stockholders	$10,348

Earnings per share
Basic	$0.27
Diluted	$0.26

Weighted average common shares outstanding
Basic	38,210,209
Diluted	38,489,489

Net income	$51,356	$77,444
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	2,494	(4,633)
Comprehensive income	53,850	$72,811
Less: Comprehensive income attributable to noncontrolling interest	(42,801)
Comprehensive income attributable to common stockholders	$11,049

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

									Additional	Retained	Accumulated
	Class A		Class C		Class D				Paid-in	Earnings	Other	Total	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2015	38,379,858	$—	20,976,598	$—	79,610,490	$1	(169,649)	$(3,819)	$130,902	$3,525	$99	$130,708	$427,162	$557,870
Share based compensation	—	—	(53,743)	—	—	—	—	—	3,483	—	—	3,483	—	3,483
Net income	—	—	—	—	—	—	—	—	—	10,348	—	10,348	41,008	51,356
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	701	701	1,793	2,494
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(41,240)	(41,240)
Dividends	—	—	—	—	—	—	—	—	—	(9,378)	—	(9,378)	—	(9,378)
Balance at March 31, 2016	38,379,858	$—	20,922,855	$—	79,610,490	$1	(169,649)	$(3,819)	$134,385	$4,495	$800	$135,862	$428,723	$564,585

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net Income	$51,356	$77,444

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,727	9,663
Amortization of purchased intangibles and acquired capitalized software	53	53
Amortization of debt issuance costs and deferred financing fees	468	376
Termination of office leases	292	2,729
Share based compensation	3,102	5,375
Equipment writeoff	428	—
Deferred taxes	2,530	713
Other	(3)	(501)
Changes in operating assets and liabilities:
Securities borrowed	(200,769)	(206,150)
Securities purchased under agreements to resell	14,981	31,191
Receivables from broker dealers and clearing organizations	(153,375)	(73,529)
Trading assets, at fair value	(226,460)	(532,799)
Other Assets	652	(11,189)
Securities loaned	166,069	459,035
Securities sold under agreements to repurchase	—	8,967
Payables to broker dealers and clearing organizations	(50,646)	39,882
Trading liabilities, at fair value	432,519	254,646
Accounts payable and accrued expenses and other liabilities	2,544	16,347
Net cash provided by operating activities	51,468	82,253

Cash flows from investing activities
Development of capitalized software	(2,003)	(2,251)
Acquisition of property and equipment	(1,287)	(4,065)
Net cash used in investing activities	(3,290)	(6,316)

Cash flows from financing activities
Distribution to members	—	(80,000)
Distribution from Virtu Financial to non-controlling interest	(41,240)	—
Dividends	(9,378)	—
Payments on repurchase of non-voting common interest	(500)	(597)
Repayment of senior secured credit facility	(1,275)	—
Repayment of short term borrowings	(13,000)	—
Net cash used in financing activities	(65,393)	(80,597)

Effect of exchange rate changes on Cash and cash equivalents	2,494	(4,633)

Net decrease in Cash and cash equivalents	(14,721)	(9,293)
Cash and cash equivalents, beginning of period	163,235	75,864
Cash and cash equivalents, end of period	$148,514	$66,571

Supplementary disclosure of cash flow information
Cash paid for interest	$13,786	$14,015
Cash paid for taxes	$1,527	$—

Non-cash investing activities
Compensation to developers subject to capitalization of software (of which $678 and $478 were capitalized for March 31, 2016 and 2015, respectively)	$1,842	$1,278

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI”, or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership of approximately 28.1% of the membership interests of Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

Virtu Financial was formed as a Delaware limited liability company on April 8, 2011 in connection with a corporate reorganization and acquisition of the outstanding equity interests of Madison Tyler Holdings, LLC (“MTH”), an electronic trading firm and market maker. In connection with the reorganization, the members of Virtu Financial’s predecessor entity, Virtu Financial Operating LLC (“VFO”), a Delaware limited liability company formed on March 19, 2008, exchanged their interests in VFO for interests in Virtu Financial and the members of MTH exchanged their interests in MTH for cash and/or interests in Virtu Financial. Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), a self-clearing U.S. broker-dealer, Virtu Financial Capital Markets LLC (“VFCM”), a U.S. broker-dealer, which self-clears its proprietary transactions and introduces the accounts of its affiliates and non-affiliated broker-dealers on an agency basis to other clearing firms that clear and settle transactions in those accounts; and which is also a designated market maker on the New York Stock Exchange (“NYSE”) and the NYSE MKT (formerly NYSE Amex), Virtu Financial Global Markets LLC (“VFGM”), a U.S. trading entity focused on futures and currencies, Virtu Financial Ireland Limited (“VFIL”), formed in Ireland, Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia, and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore, each of which are trading entities focused on asset classes in their respective geographic regions.

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

Basis of Presentation

The condensed consolidated financial statements are presented in U.S. dollars and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). The condensed consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. The Company operates and controls all business and affairs of Virtu Financial and its operating subsidiaries indirectly through its equity interest in Virtu Financial.

The condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), which was filed on March 25, 2016. The accompanying December 31, 2015 unaudited condensed consolidated statements of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of the operating results for any future interim or annual period.

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. As sole managing member of Virtu Financial, the Company exerts control over the Group’s operations. In accordance with ASC 810, Consolidation, the Company consolidates Virtu Financial and its subsidiaries’ financial statements and records the interests in Virtu Financial that the Company does not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company's condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, income tax, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s share based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

The Company grants restricted stock units (“RSUs”), which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common sharholders, including both distributed and undistributed, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At March 31, 2016 and December 31, 2015, receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivable from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

In the normal course of business, substantially all of the Company’s securities transactions, money balances, and security positions are transacted with several brokers. The Company is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The Company monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Financial Instruments Owned Including Those Pledged as Collateral and Financial Instruments Sold, Not Yet Purchased

The Company carries financial instruments owned, including those pledged as collateral, and financial instruments sold, not yet purchased at fair value. Gains and losses arising from financial instrument transactions are recorded net on a trade-date basis in trading income, net, in the condensed consolidated statements of comprehensive income.

Fair Value Measurements

The Company’s assets and liabilities have been categorized based upon a fair value hierarchy in accordance with ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market is prohibited. ASC 820-10 requires a three level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each financial instrument is based on the assessment of the transparency and reliability of the inputs used in the valuation of such financial instruments at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

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

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three months ended March 31, 2016 and 2015.

Derivative Instruments

Derivative instruments used for trading purposes, including economic hedges of trading instruments, are carried at fair value. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying derivative instruments are currencies which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, except for the assets acquired in connection with the acquisition of MTH which were recorded at fair value on the date of acquisition. Depreciation is provided using the straight-line method over estimated useful lives of the underlying asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that appreciably extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Furniture, fixtures, and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the length of the lease term or seven years.

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

The Company’s capitalized software development costs excluding the charges recognized in relation to the IPO disclosed below were approximately $2.6 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. The related amortization expense was approximately $2.4 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.

Additionally, in connection with charges related to share based compensation recognized upon the IPO (Note 14), the Company capitalized and amortized costs for employees in developing internal-use software, which were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. The Company capitalized charges related to IPO share based compensation of approximately $0.02 million for the three months ended March 31, 2016. Amortization expense associated with IPO related share based compensation that was capitalized was approximately $0.3 million for the three months ended March 31, 2016.

Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software in the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software.

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of the Company’s acquisitions. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates as one operating segment, which is the Company’s only reporting unit.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2015, the primary valuation method used to estimate the fair value of the Company’s reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which the Company’s management believes to be an appropriate indicator of its fair value.

Based on the results of the impairment tests performed, no goodwill impairment was recognized during the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and if impaired, written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value, in accordance with ASC 940-340, Financial Services — Broker and Dealers. Exchange stock includes shares that entitle the Company to certain trading privileges. The shares are marked to market with the corresponding gain or loss recorded under operations and administrative in the condensed consolidated statements of comprehensive income. The Company’s exchange memberships and stock are included in other assets in the condensed consolidated statements of financial condition.

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

Technology Services

Technology services revenues consist of fees earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and provision of associated management and hosting services. These fees include both upfront and annual recurring fees. Revenue from technology services is recognized once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Revenue is recognized ratably over the contractual service period.

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

The Company recognizes the tax benefit from an uncertain tax position, in accordance with ASC 740, Income

Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2016 and December 31, 2015 or the results of operations or cash flows for the three months ended March 31, 2016 and 2015.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to Accounting Standards Update 2011-05, Comprehensive Income.

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income section of the condensed consolidated statements of comprehensive income, but are excluded from reported net income. The Company’s OCI is comprised of foreign currency translation adjustments. Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at period-end exchange rates, and revenues and expenses are translated at weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transaction and the IPO pursuant to the VFI 2015 Management Incentive Plan (the “2015 Management Incentive Plan”) were in the form of stock options, Class A common stock and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A common stock and restricted stock units are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

Repurchase Agreements - In June 2014, the FASB released ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendment changes the accounting for repurchase financing transactions and for repurchase-to-maturity transactions to secured borrowing accounting.  The accounting changes were effective for the Company beginning in the first quarter of 2015.  The effect of the accounting changes on transactions outstanding as of the effective date is required to be presented as a cumulative effect adjustment to retained earnings as of January 1, 2015. The amendment also requires additional disclosures for repurchase agreements and securities lending transactions regarding the class of collateral pledged and the remaining contractual maturity of the agreements, as well as a discussion on the potential risks associated with the agreements and the related collateral pledged, as well as how those risks are managed.  Additional disclosures are required for repurchase agreements, securities lending transactions, sales with a total return swap, and other similar transfers of financial assets that are accounted for as a sale. The Company adopted this ASU during the year ended December 31, 2015. This ASU did not have an impact on the Company’s condensed consolidated financial statements except for the additional disclosures described in Note 9.

Compensation  - In June 2014, the Emerging Issues Task Force (the “EITF”) of the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 (fiscal year 2016 for the Company). The Company adopted this ASU during the year ended December 31, 2015. This ASU did not have an impact on the Company’s condensed consolidated financial statements.

Going Concern — In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016 (fiscal year 2017 for the Company). Earlier adoption is permitted. The Company will implement this new standard on the required effective date. This ASU is not expected to have an impact on the Company’s condensed consolidated financial statements.

Hybrid Financial Instruments — In November 2014, the EITF of the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The ASU requires that for hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. An entity should use judgment based on an evaluation of all the relevant terms and features, and should consider the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this ASU during the year ended December 31, 2015. This ASU did not have an impact on the Company’s condensed consolidated financial statements.

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for the Company), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of March 31, 2015. The new guidance was applied on a retrospective basis, wherein the historical condensed consolidated statements of financial condition have been adjusted to reflect the period-specific effects of applying the new guidance.  In August 2015, the FASB issued ASU 2015-15, Interest – Presentation and Subsequent Measurement of Debit Issuance Costs Associated with Line-of-Credit Arrangement. The ASU stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reports debt issuance cost related to the senior secured credit facility as a direct deduction from the carrying amount of debt liability. Refer to Note 8 for additional information regarding the impact of ASU 2015-03 and ASU 2015-15 on the Company’s condensed consolidated financial statements.

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. Early adoption of the ASU is not permitted, except for the amendments relating to the presentation of the change in the instrument-specific credit risk relating to a liability that an entity has elected to measure at fair value.  The Company is currently evaluating the potential effects of the adoption of ASU 2016-01 on its condensed consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. New quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater information regarding the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the potential effects of the adoption of ASU 2016-02 on the Company’s condensed consolidated financial statements.

Compensation – Stock Compensation — In March 2016, FASB issued ASU 2016-09, Employee Share-Based Payment Accounting Improvements. The ASU makes a number of changes to accounting for share based payment programs, including the following principal changes: providing that all excess tax benefits and tax deficiencies arising from share-based payment programs should be recognized as income tax expense or benefit in the income statement; allowing companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (as is provided under current GAAP) or account for forfeitures when they occur; and providing that partial cash settlement of an award for tax-withholding purposes would not result, by itself, in liability classification of the award provided the amount withheld does not exceed the maximum statutory tax rate (as opposed to the current requirement which specifies the minimum statutory tax rate) for an employee in the applicable jurisdictions. The ASU also provides guidance on the classification of various items related to share based payment programs in the statement of cash flows.   The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential effects of adoption of ASU 2016-09 on the Company’s condensed consolidated financial statements

3. Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the Reorganization Transactions and the IPO because the ownership structure of the Company did not include a common unit of ownership. Net income available for common stockholders is based on the Company’s approximate 28.1% interest in Virtu Financial.

Basic earnings per share are calculated utilizing net income available for common stockholders from the three months ended March 31, 2016 divided by the weighted average number of shares of common stock outstanding during the same period:

(in thousands, except for share or per share data)	March 31, 2016
Basic earnings per share:
Net income available for common stockholders	$10,348

Less: Dividends and undistributed earnings allocated to participating securities	(221)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$10,127

Weighted average shares of common stock outstanding:
Class A	38,210,209

Basic Earnings per share	$0.27

Diluted earnings per share are calculated utilizing net income available for common stockholders, divided by the weighted average total number of shares of common stock outstanding during the three months ended, March 31, 2016 including additional shares of common stock issued and issuable pursuant to the 2015 Management Incentive Plan (Note 13).

(in thousands, except for share or per share data)	March 31, 2016
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$10,127

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	38,210,209
Issuable pursuant to 2015 Management Incentive Plan	279,280
38,489,489

Diluted Earnings per share	$0.26

4. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu Members, as defined in Note 13, that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that were and will continue to be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment is due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which was due March 15, 2016, but the due date has been extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of our Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of our Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of our Class C common stock) for shares of our Class A common stock in connection with the Secondary Offering, the Company recorded a deferred tax asset of $196.5 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases are expected to aggregate to approximately $218.4 million, ranging from approximately $8.1 million to $16.8 million per year over the next 15 years. The Company recorded a corresponding reduction to additional paid-in capital of approximately $21.9 million for the difference between the tax receivable agreements liability and the related deferred tax asset. At March 31, 2016, the Company’s remaining deferred tax asset and the payment liability pursuant to the tax receivable agreements were approximately $183.2 million and $218.4 million, respectively. The amounts recorded as of March 31, 2016 reflect the current estimates and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2015.

For the tax receivable agreements discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been (i) no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu Financial units, (ii) no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the IPO and (iii) no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes at Virtu Financial. Subsequent adjustments of the tax receivable agreements obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the condensed consolidated statements of comprehensive income.

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill and no goodwill impairment was recognized in the three months ended March 31, 2016 and 2015.

Acquired intangible assets consisted of the following as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	375	575		9
ETF buyer relationships	950	375	575		9
	$111,900	$110,750	$1,150

	As of December 31, 2015
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	349	601		9
ETF buyer relationships	950	348	602		9
	$111,900	$110,697	$1,203

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended March 31, 2016 and 2015, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(in thousands)	2016	2015
Assets
Due from prime brokers	$173,054	$101,372
Deposits with clearing organizations	25,862	31,908
Net equity with futures commission merchants	182,496	174,615
Unsettled trades with clearing organization	153,937	102,890
Securities failed to deliver	94,562	65,751
Total receivables from broker-dealers and clearing organizations	$629,911	$476,536
Liabilities
Due to prime brokers	$338,617	$294,691
Net equity with futures commission merchants	45,762	46,537
Unsettled trades with clearing organization	51,572	145,376
Securities failed to receive	7	—
Total payables to broker-dealers and clearing organizations	$435,958	$486,604

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities of approximately $223.7 million and $219.1 million as of March 31, 2016 and December 31, 2015, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2016 and December 31, 2015, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Securities received as collateral:
Securities borrowed	$639,071	$437,220
Securities purchased under agreements to resell	—	14,985
	$639,071	$452,205

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Equities	$244,868	$232,731
Exchange traded notes	2,784	26,444
	$247,652	$259,175

8. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company's broker-dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company's broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis (1.26% at March 31, 2016 and 1.25% at December 31, 2015). The Company is party to another facility (the "Committed Facility") with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014 and April 24, 2015, which is provided on a committed basis and is available for borrowings by one of the Company's broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company's election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. As of March 31, 2016 and December 31, 2015, the Company had $32.0 million and $45.0 outstanding principal balance on the Uncommitted Facility, respectively. As of March 31, 2016 and December 31, 2015, the Company did not have any outstanding principal balance on or the Committed Facility. Interest expense for the three months ended March 31, 2016 and 2015 was approximately $0.3 million and $0.1 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $483 million and $478 million, the outstanding principal was $223.7 million and $219.1 million as of March 31, 2016 and December 31, 2015, respectively, which were included within receivables from broker-dealers and clearing organizations within the condensed consolidated statements of financial condition. Borrowings bore interest at a weighted average interest rate of 2.63% and 2.48% per annum, as March 31, 2016 and December 31, 2015, respectively.  Interest expense in relation to the facilities for the three months ended March 31, 2016 and 2015 was approximately $1.7 million and $1.3 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Senior Secured Credit Facility

On July 8, 2011, Virtu Financial, its wholly owned subsidiary, VFH Parent LLC (“VFH”), and each of its unregulated domestic subsidiaries entered into the credit agreement (the “Credit Agreement”) among VFH, Virtu Financial, Credit Suisse AG, as administrative agent, and the other parties thereto.  The credit facility funded a portion of the MTH acquisition with a term loan in the amount of $320.0 million to VFH. The credit facility was issued at a discount of 2.0% or $313.6 million, net of $6.4 million discount. The credit facility was initially subject to quarterly principal payments beginning on December 31, 2011 with the unpaid principal payable on maturity on July 8, 2016. Under the terms of the loan, VFH is subject to certain financial covenants, including a total net leverage ratio and an interest coverage ratio, as defined in the Credit Agreement. VFH is also subject to contingent principal payments based on excess cash flow, as defined in the Credit Agreement, and certain other triggering events. Borrowings are collateralized by substantially all the assets of the Company, other than the equity interests in and assets of its registered broker-dealer, regulated and foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of Virtu Financial’s or its domestic subsidiaries’ direct foreign subsidiaries.

The Credit Agreement was amended on February 5, 2013, May 1, 2013 and November 8, 2013. The amendments resulted in a decreased interest rate, changes in certain operating covenants, and an increase in principal amount outstanding by $150.0 million on May 1, 2013 and $106.7 million on November 8, 2013, respectively. Additionally, the amendments reduced the annual minimum principal payments from 15% of the original principal amount to approximately 1% of the outstanding principal amount as of November 8, 2013, which was $510.0 million. The terms of the amended credit facility are otherwise substantially similar to the original credit facility, except as set forth below.

Term loans outstanding under the Credit Agreement bear interest at a rate per annum at the Company's election equal to either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 0.5% (c) the adjusted LIBOR rate (as defined in the Credit Agreement) for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 2.25% plus, in each case, 3.0%, or (ii) the greater of (x) the adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus 4.0%. Pursuant to the Amendment (as defined below), each incremental spread was reduced by 0.50% upon the consummation of the Company’s IPO. The rate at March 31, 2016 was 5.25%.

Aggregate future required minimum principal payments based on the terms of this loan at March 31, 2016 were as follows:

(in thousands)
2016	$3,825
2017	5,100
2018	5,100
2019 and thereafter	484,500
Total maturities of long-term debt	$498,525

Net carrying amount of deferred financing fees capitalized in connection with the financing were approximately $4.3 million and $4.7 million, respectively, as of March 31, 2016 and December 31, 2015, which are included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expense related to the deferred financing fees was approximately $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

The net carrying amounts of debt discount were approximately of $1.4 million and $1.5 million, as of March 31, 2016 and December 31, 2015, respectively. The accreted expenses were approximately $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The accretion is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

The below table contains a reconciliation of the senior secured credit facility outstanding principal amount to the senior secured credit facility recorded in the condensed consolidated statements of financial position:

	March 31,	December 31,
(in thousands)	2016	2015
Senior secured credit facility outstanding principal	$498,525	$499,800
Deferred financing fees	(4,342)	(4,713)
Discount on senior secured credit facility	(1,401)	(1,498)
Senior secured credit facility	$492,782	$493,589

On April 15, 2015, the Company, Virtu Financial, and each unregulated domestic subsidiary of Virtu Financial, entered into an amendment agreement to the Credit Agreement, which provided for a revolving credit facility with aggregate commitments by revolving lenders of $100.0 million, available upon the consummation of the IPO and the payment of relevant fees and expenses.  The revolving credit facility is secured pari passu with the term loans outstanding under the Credit Agreement and is subject to the same financial covenants and negative covenants.  Borrowings under the revolving facility bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 2.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 3.0%. The Company will also pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility.

As of March 31, 2016 and December 31, 2015,  the Company did not have any outstanding principal balance on the revolving credit facility. Interest expense in relation to this facility for the three months ended March 31, 2016 was $0.1 million. The net carrying amounts for the deferred financing fees capitalized in connection with the revolving credit facility were approximately $0.6 million as of March 31, 2016, which was included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expenses related to the deferred financing fees in connection with the revolving credit facility were approximately $0.1 million for the three months ended March 31, 2016.

9. Financial Assets and Liabilities

At March 31, 2016 and  December 31, 2015, substantially all of Company's financial assets and liabilities, except for the senior secured credit facility and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company's senior secured credit facility approximates fair value as of March 31, 2016 and December 31, 2015 based on the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, which would be categorized as Level 2.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities which are categorized as Level 2. Fair value of the Company's derivative contracts is based on the indicative prices obtained from the banks that are counterparties to these contracts, as well as management's own analyses. The indicative prices have been independently validated through the Company's risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At March 31, 2016 and December 31, 2015, the Company's derivative contracts and non-U.S. government obligations have been categorized as Level 2.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three months ended March 31, 2016 and 2015.

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2016:

	March 31, 2016
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,187,790	$37,037	$—	$—	$1,224,827
U.S. and Non-U.S. government obligations	—	8,238	—	—	8,238
Exchange traded notes	39,339	—	—	—	39,339
Interest rate swaps	—	351	—	—	351
Currency forwards	—	1,398,720	—	(1,395,673)	3,047
Options	—	220	—	—	220
	$1,227,129	$1,444,566	$—	$(1,395,673)	$1,276,022
Financial instruments owned, pledged as collateral:
Equity securities	$244,868	$—	$—	$—	$244,868
Exchange traded notes	2,784	—	—	—	2,784
	$247,652	$—	$—	$—	$247,652
Other Assets
Exchange stock	$6,250	$—	$—	$—	$6,250
	$6,250	$—	$—	$—	$6,250
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,370,957	$4,389	$—	$—	$1,375,346
Exchange traded notes	30,607	—	—	—	30,607
Interest rate swaps	—	357	—	—	357
Currency forwards	—	1,457,967	—	(1,452,879)	5,088
Options	—	211	—	—	211
	$1,401,564	$1,462,924	$—	$(1,452,879)	$1,411,609

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2015:

	December 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Counterparty
	Identical	Observable	Unobservable	and Cash
	Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$915,848	$32,243	$—	$—	$948,091
U.S. and non-U.S. government obligations	—	10,513	—	—	10,513
Exchange traded notes	69,376	—	—	—	69,376
Interest rate swaps	—	311	—	—	311
Currency forwards	—	795,435	—	(785,855)	9,580
Options	—	168	—	—	168
	$985,224	$838,670	$—	$(785,855)	$1,038,039
Financial instruments owned, pledged as collateral:
Equity securities	$232,731	$—	$—	$—	$232,731
Exchange traded notes	26,444	—	—	—	26,444
	$259,175	$—	$—	$—	$259,175
Other Assets
Exchange stock	$5,984	$—	$—	$—	$5,984
	$5,984	$—	$—	$—	$5,984
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$935,071	$1,780	$—	$—	$936,851
U.S. and non-U.S. government obligations	3,996	—	—	—	3,996
Exchange traded notes	37,761	—	—	—	37,761
Currency forwards	—	319	—	—	319
Options	—	746,014	—	(746,014)	—
Interest rate swaps	—	163	—	—	163
	$976,828	$748,276	$—	$(746,014)	$979,090

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2016 and December 31, 2015, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.

	March 31, 2016
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$654,065	$—	$654,065	$(645,643)	$(2,633)	$5,789
Trading assets, at fair value:
Currency forwards	1,398,720	(1,395,673)	3,047	—	—	3,047
Options	220	—	220	(210)	—	10
Interest rate swaps	351	—	351	(351)	—	—
Total	$2,053,356	$(1,395,673)	$657,683	$(646,204)	$(2,633)	$8,846

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$690,672	$—	$690,672	$(685,313)	$—	$5,359
Trading liabilities, at fair value:
Currency forwards	1,457,967	(1,452,879)	5,088	—	—	5,088
Options	211	—	211	(210)	(1)	—
Interest rate swaps	357	—	357	(351)	(6)	—
Total	$2,149,207	$(1,452,879)	$696,328	$(685,874)	$(7)	$10,447

	December 31, 2015
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$453,296	$—	$453,296	$(443,659)	$(281)	$9,356
Securities purchased under agreements to resell	14,981	—	14,981	(14,981)	—	—
Trading assets, at fair value:
Currency forwards	795,435	(785,855)	9,580	—	—	9,580
Options	168	—	168	(139)	—	29
Interest rate swaps	311	—	311	(311)	—	—
Total	$1,264,191	$(785,855)	$478,336	$(459,090)	$(281)	$18,965

			Net Amounts of
			Liabilities
		Gross Amounts	Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$524,603	$—	$524,603	$(521,407)	$—	$3,196
Trading liabilities, at fair value:
Currency forwards	746,014	(746,014)	—	—	—	—
Options	163	—	163	(139)	(24)	—
Interest rate swaps	319	—	319	(311)	(8)	—
Total	$1,271,099	$(746,014)	$525,085	$(521,857)	$(32)	$3,196

Excluded from the fair value and offsetting tables above is net unsettled value on long and short futures contracts in the amounts of $39.0 million and $(8.1) million, which are included within receivables from broker-dealers and clearing organizations as of March 31, 2016 and December 31, 2015, respectively, and $102.0 million and $46.4 million, which are included within payables to broker-dealers and clearing organizations as of March 31, 2016 and December 31, 2015, respectively, and would be categorized as Level 1.

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	March 31, 2016
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Securities lending transactions:
Equity securities	$690,672	$—	$—	$—	$690,672
Total	$690,672	$—	$—	$—	$690,672

10. Derivative Instruments

The fair value of the Company's derivative instruments on a gross basis consisted of the following at March 31, 2016 and December 31, 2015:

(in thousands)		March 31, 2016		December 31, 2015
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$(569)	$294,910	$(1,017)	$617,398
Commodity futures	Receivables from broker dealers and clearing organizations	(17)	146,063	(8,431)	18,635,531
Currency futures	Receivables from broker dealers and clearing organizations	39,140	3,362,827	1,358	3,059,575
Fixed income futures	Receivables from broker dealers and clearing organizations	22	91,167	30	232,473
Options	Financial instruments owned	220	8,112	168	24,453
Currency forwards	Financial instruments owned	1,398,720	77,896,379	795,435	69,614,513
Interest rate swaps	Financial instruments owned	351	82,010	311	82,010

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$(3,151)	$369,368	$202	$75,428
Commodity futures	Payables to broker dealers and clearing organizations	110,272	19,325,868	585	25,932
Currency futures	Payables to broker dealers and clearing organizations	(5,606)	1,806,592	(12,475)	2,570,005
Fixed income futures	Payables to broker dealers and clearing organizations	(6)	104,997	—	—
Options	Financial instruments sold, not yet purchased	211	8,140	163	1
Currency forwards	Financial instruments sold, not yet purchased	1,457,967	80,537,570	746,014	71,019,047
Interest rate swaps	Financial instruments sold, not yet purchased	357	82,010	319	82,010

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Futures	$308,480	$1,180,483
Currency forwards	(425)	(16,431)
Options	(74)	(1,784)
Interest rate swaps	2	4
	$307,983	$1,162,272

11. Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, the Company’s business was historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such most of its income is not subject to U.S. federal and certain state income taxes. Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the quarter ended March 31, 2016, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provision for income taxes and effective tax rate were $7.3 million and 12.5% for the three months ended March 31, 2016. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (Note 4 and Note 13), differences in the valuation of financial assets and liabilities, and in connection with other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of March 31, 2016 and December 31, 2015.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2016, the Company’s tax years for 2012 through 2015 and 2009 through 2015 are subject to examination by U.S. and non-U.S. tax authorities, respectively.

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (“NYAG”). Certain of these matters may result, or have resulted, in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In addition, in December 2015 the enforcement committee of the Autorité des marchés financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, the Company has accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF. The Company’s management believes that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and the Company is pursuing its rights of appeal. Subject to the foregoing, based on information currently available, management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, although they might be material for the Company’s results of operations or cash flows for any particular reporting period.

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

13. Capital Structure

The Company has four classes of authorized common stock. The Class A common stock and the Class C common stock have one vote per share. The Class B common stock and the Class D common stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

Initial Public Offering and Reorganization Transactions

Prior to the IPO, the Company’s business was conducted through Virtu Financial and its subsidiaries. In a series of transactions that occurred in connection with the IPO, (i) the Company became the sole managing member of Virtu Financial and acquired Virtu Financial units, (ii) certain direct or indirect equityholders of Virtu Financial acquired shares of the Company’s Class A common stock and (iii) certain direct or indirect equityholders of Virtu Financial had their interests reclassified into Virtu Financial units and acquired shares of the Company’s Class C common stock or, in the case of the TJMT Holdings LLC (the “Founder Member”) only, shares of the Company’s Class D common stock (collectively, the "Virtu Members").

On April 21, 2015, the Company  completed its IPO of 19,012,112 shares of its Class A common stock, par value $0.00001 per share, including 2,479,840 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $19.00 per share. The shares began trading on NASDAQ on April 16, 2015 under the ticker symbol “VIRT” and the offering was closed on April 21, 2015. In connection with the Reorganization Transactions, the Company sold 16,532,272 shares of Class A common stock. The Company used its net proceeds from its IPO to purchase shares of Class A common stock from an affiliate of Silver Lake Partners, purchase Virtu Financial Units and corresponding shares of Class C common stock from certain Virtu Members, and for working capital and general corporate purposes.

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

Secondary Offering

In November 2015, an offering (the “Secondary Offering”) of 6,473,371 shares of the Company’s Class A common stock was completed by the Company and certain selling stockholders affiliated with Silver Lake Partners, one of the Virtu Members.  The selling stockholders sold 6,075,837 shares of Class A common stock and the Company sold 397,534 shares of Class A common stock at a price to the public of $22.15 per share.  The selling stockholders received all of the net proceeds from the sale of shares of Class A common stock by them in the offering.  The Company used its net proceeds from the offering to purchase common units in Virtu Financial (and paired shares of Class C common stock) from one of its non-executive employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock.  As a result of the completion of the IPO, the Reorganization Transactions and the Secondary Offering, the Company holds approximately 28.1% interest in Virtu Financial at March 31, 2016.

Distributions in Connection with the IPO

On January 13, 2016, Virtu Financial made a cash distribution of $5.0 million to certain of the holders of its outstanding equity interests prior to the consummation of the Reorganization Transactions (such holders, the “Virtu Financial Pre-IPO Members”), which was funded from cash on hand. The total amount of cash distributions made to Virtu Financial Pre-IPO Members was $20.0 million since the completion of the IPO. Additionally, Virtu Financial intends to make further cash distributions of up to $30.0 million to the Virtu Financial Pre-IPO Members. The Company expects that these further distributions will be funded from cash on hand and excess cash held as clearing deposits with broker-dealers and clearing organizations.

14. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Class A-2 profits interests were issued to Employee Holdco LLC (“Employee Holdco”), a holding company which holds the interests on behalf of certain key employees or stakeholders. During the three months ended March 31, 2016 and 2015, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at the date of grant. The Company recognized compensation expense of $0.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, related to the vesting of non-voting common interest units (formerly Class A-2 profits interests). As of March 31, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $1.7 million, and this amount is expected to be recognized over a weighted average period of 1.4 years.

Activity in the non-voting common interest units (formerly Class A-2 profits interests) is as follows:

			Weighted
		Weighted	Average
	Number of	Average Fair	Remaining
	Interests	Value	Life
Outstanding December 31, 2014	6,069,007	$6.82	2.54
Interests granted	6,418	7.52	3.00
Interests repurchased	(13,495)	7.17	—
Outstanding March 31, 2015	6,061,930	$6.82	2.27

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East

MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Virtu Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized  $0.3 million compensation expense in respect of non-voting common interest units (formerly Class B interests) vested for the three months ended March 31, 2016. The compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. As of March 31, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $1.8 million and this amount is expected to be recognized over a weighted average period of 1.8 years.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.1 million for the three months ended March 31, 2016. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.3 million for the three months ended March 31, 2016. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company. The weighted-average assumptions used by the Company in estimating the grant date fair values of Class A-2 profits, Class B and East MIP Class B interests for the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31,
	2016	2015
Expected life (in years)	2.7	0.5
Weighted average risk free interest rate	0.72%	0.12%
Expected stock price volatility	47%	25%
Expected dividend yield	—	—

In connection with Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of March 31, 2016 and December 31, 2015, there were 15,340,683 and 15,394,426 non-voting common interest units outstanding, respectively, and 53,743 non-voting common interest units and corresponding Class C common stock were forfeited or repurchased during the three months ended March 31, 2016.

Share-based compensation after the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Pursuant to 2015 Management Incentive Plan as described above (Note 13) and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the three months ended March 31, 2016:

Options Outstanding	Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(625,000)	—	—	—	—
At March 31, 2016	8,369,000	$19.00	9.05	—	$—

The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model with the following assumptions:

Three Months Ended
March 31, 2016
Expected life (in years)	6.25
Weighted average risk free interest rate	1.52%
Expected stock price volatility	30%
Expected dividend yield	5.05%
Weighted average fair value at grant date	$3.02

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

The Company recognized $1.2 million of compensation expense in relation to the stock options for the three months ended March 31, 2016. As of March 31, 2016, total unrecognized share-based compensation expense related to unvested stock options was $19.2 million, and this amount is to be recognized over a weighted average period of 3.1 years.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described above in Note 13, subsequent to the IPO, 576,693 shares of immediately vested Class A common stock and 984,466 restricted stock units were granted, which vest over a period of up to 4 years. The fair value of the Class A common stock and restricted stock units was determined based on a volume weighted average price will be recognized on a straight line basis over the vesting period. The Company accrued compensation expense of $3.4 million and $5.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively, related to Class A common stock expected to be granted as part of year-end compensation.

The following table summarizes activity related to the restricted stock units for the three months ended March 31, 2016:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2015	984,466	$22.32
Granted	—	—
Forfeited	(115,869)	22.51
Vested	—	—
At March 31, 2016	868,597	$22.30

The Company recognized $1.6 million of compensation expense in relation to the restricted stock units for the three months ended March 31, 2016. As of March 31, 2016, total unrecognized share-based compensation expense related to unvested restricted stock units was $17.2 million, and this amount is to be recognized over a weighted period of 2.8 years.

15. Regulatory Requirement

As of March 31, 2016, two subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At March 31, 2016, the subsidiaries had net capital of approximately $40.6 million and $9.3 million, which was approximately $39.6 million and $8.3 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2015, the subsidiaries had net capital of approximately $64.2 million and $8.5 million, which was approximately $63.2 million and $7.5 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, the Company was required to maintain $1.9 million and $1.9 million of capital in connection with the operation of the Company's Designated Market Maker (“DMM”) business as of March 31, 2016 and December 31, 2015, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the Company is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Revenues:
United States	$123,819	$150,960
Australia	6	42
Ireland	43,127	46,129
Singapore	25,554	24,397
China	132	—
Total revenues	$192,638	$221,528

17. Related Party Transactions

As of March 31, 2016, and December 31, 2015, the Company had a payable of $0.06 million and $0.2 million to its affiliates, respectively, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Silver Lake and its affiliates have a significant ownership interest in Dell. During the three months ended March 31, 2016 and 2015, the Company paid $0.9 million and $0.7 million, respectively, to Dell for these purchases and leases.

Additionally, the Company entered into a sublease arrangement with an affiliate of the Company’s Founder and Executive Chairman for office space no longer used by the Company in 2015, which was subsequently terminated as of March 31, 2016. The Company received approximately $0.1 million pursuant to the agreement.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Virtu Financial made distributions to its members, including the Company, in the amount of $40.0 million from April 1, 2016 to May 13, 2016.

The Company’s Board of Directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and restricted stock unit, payable on June 15, 2016 to holders of record as of the close of business on June 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the financial condition and results of operations covers the three months ended March 31, 2016 and 2015 and should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2016 and 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our 2015 10-K because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this quarterly report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2015 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	reduced levels of overall trading activity;
•	dependence upon trading counterparties and clearing houses performing their obligations to us;
•	failures of our customized trading platform;
•	risks inherent to the electronic market making business and trading generally;
•	increased competition in market making activities;
•	dependence on continued access to sources of liquidity;
•	risks associated with self‑clearing and other operational elements of our business;
•	compliance with laws and regulations, including those specific to our industry;
•	obligation to comply with applicable regulatory capital requirements;
•	litigation or other legal and regulatory‑based liabilities;
•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;

•	obligation to comply with laws and regulations applicable to our international operations;
•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;
•	need to maintain and continue developing proprietary technologies;
•	failure to maintain system security or otherwise maintain confidential and proprietary information;
•	capacity constraints, system failures, and delays;
•	dependence on third party infrastructure or systems;
•	use of open source software;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with international operations and expansion, including failed acquisitions or dispositions;
•	fluctuations in currency exchange rates;
•	risks associated with potential growth and associated corporate actions;
•	inability to, or delay, in accessing the capital markets to sell shares or raise additional capital;
•	loss of key executives and failure to recruit and retain qualified personnel; and
•	risks associated with losing access to a significant exchange or other trading venue.

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

Basis of Preparation

Prior to the Reorganization Transactions and our IPO, we did not conduct any activities other than those incident to our formation and our IPO. Our unaudited condensed consolidated financial statements for the first quarter ended March 31, 2015 (prior to the completion of the Reorganization Transactions on April 16, 2015) reflect the operations of Virtu Financial and its consolidated subsidiaries.  Our unaudited condensed consolidated financial statements for the first quarter ended March 31, 2016 reflect our operations and those of our consolidated subsidiaries (including Virtu Financial).

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

We refer to our market making activities as being “market neutral”, which means that we are not dependent on the direction of a particular market and do not speculate. Our market making activities are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our strategies are also designed to lock in returns through precise hedging, as we seek to eliminate the price risk in any positions held.

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

	For the Three Months Ended
(in thousands, except share and per share data)	2016	2015
Revenues:
Trading income, net	$186,289	$213,930
Interest and dividends income	4,268	5,182
Technology services	2,081	2,416
Total revenue	192,638	221,528

Operating Expenses:
Brokerage, exchange and clearance fees, net	59,725	61,138
Communication and data processing	17,722	17,943
Employee compensation and payroll taxes	22,557	26,900
Interest and dividends expense	13,537	9,566
Operations and administrative	4,919	8,491
Depreciation and amortization	7,727	9,663
Amortization of purchased intangibles and acquired capitalized software	53	53
Charges related to share based compensation at IPO	595	—
Financing interest expense on senior secured credit facility	7,101	7,602
Total operating expenses	133,936	141,356
Income before income taxes and noncontrolling interest	58,702	80,172
Provision for income taxes	7,346	2,728
Net income	$51,356	$77,444

Total Revenues

The majority of our revenues is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology and related services.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for 97% of our total revenues for the three months ended March 31, 2016 and 2015.

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

Technology Services. We began providing technology services to a third party in 2013 pursuant to a three-year arrangement, which was renewed for one year on current existing terms in January 2016. Technology services revenues represent fees charged for the licensing of our proprietary technology and the provision of related services, including hosting, management and support. These fees include an up-front component and a recurring fee for the relevant term. Revenue is recognized ratably for these services over the contractual term of the agreement.

Operating Expenses

Brokerage, Exchange and Clearance Fees, Net. Brokerage, exchange and clearance fees are our most significant expense and include the direct expenses of executing and clearing transactions we consummate in the course of our market making activities. Brokerage, exchange and clearance fees include fees paid to various prime brokers, exchanges and clearing firms for services such as execution of transactions, prime brokerage fees, access fees and clearing expenses. These expenses generally increase and decrease in direct correlation with the level of trading activity, or volumes, in the markets we serve. Execution fees are paid primarily to exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Rebates based on volume discounts, credits or payments received from exchanges or other market places are netted against brokerage, exchange and clearance fees.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Virtu Employee Holdco, which held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $2.7 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of $1.9 million of assets acquired in the Nyenburgh Holding B.V. Transaction. These assets are amortized over their useful lives, ranging from 1.4 to 9 years.

Charges Related to Share Based Compensation at IPO. At the consummation of the IPO and through the period ended March 31, 2016, we recognized non-cash compensation expenses in respect of the outstanding time vested Class B and East MIP Class B interests, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as discussed in Note 14 to the notes of the condensed consolidated financial statements.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense reflects interest accrued on outstanding indebtedness, under our senior secured credit facility.

Provision for Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, our business was historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such most of our income was not subject to U.S. federal and certain state income taxes. Our income tax expense for historical periods reflects taxes payable by certain of our non-U.S. subsidiaries. Subsequent to consummation of the Reorganization Transactions and the IPO, we are subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial.

Non-GAAP Financial Measures and Other Items

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use the following non-GAAP measures of financial performance:

•

“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or trading income, net, plus interest and dividends income and expense, net, less brokerage, exchange and clearance fees, net, which are direct costs associated with those revenues. Management believes that this measurement is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.

•

“Adjusted Net Income”, which measures our operating performance by adjusting net income to exclude amortization of purchased intangibles and acquired capitalized software, severance, termination of office leases, equipment write-off, acquisition related retention bonus, share based compensation charges related to share based compensation at IPO, 2015 Management Incentive Plan, and charges related to share based compensation awards at IPO.

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on senior secured credit facility, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, equipment write-off and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, termination of office leases, acquisition related retention bonus, share based compensation charges related to share based compensation at IPO, 2015 Management Incentive Plan, and charges related to share based compensation awards at IPO.

Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP measures or similar non-GAAP measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA provide useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, Adjusted Net Income, EBITDA and Adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our credit agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted Net Income and Adjusted EBITDA differently, and as a result our measures of Adjusted Net Trading Income, Adjusted Net Income and Adjusted EBITDA may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

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

	For the Three Months Ended
	March 31,
	2016	2015
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$186,289	$213,930
Interest and dividends income	4,268	5,182
Brokerage, exchange and clearance fees, net	(59,725)	(61,138)
Interest and dividends expense	(13,537)	(9,566)
Adjusted Net Trading Income	$117,295	$148,408

Reconciliation of Net Income to Adjusted Net Income
Net Income	$51,356	$77,444
Amortization of purchased intangibles and acquired capitalized software	53	53
Severance	193	303
Termination of office leases	(319)	2,729
Equipment write-off	428	1,468
Share based compensation	5,395	5,853
Charges related to share based compensation awards at IPO, 2015 Management Incentive Plan	1,196	—
Charges related to share based compensation awards at IPO	595	—
Adjusted Net Income	$58,897	$87,850

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$51,356	$77,444
Financing interest expense on senior secured credit facility	7,101	7,602
Depreciation and amortization	7,727	8,195
Amortization of purchased intangibles and acquired capitalized software	53	53
Equipment write-off	428	1,468
Provision for Income Taxes	7,346	2,728
EBITDA	$74,011	$97,490

Severance	193	303
Termination of office leases	(319)	2,729
Share based compensation	5,395	5,853
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,196	—
Charges related to share based compensation awards at IPO	595	—
Adjusted EBITDA	$81,071	$106,375

Selected Operating Margins
Net Income Margin(1)	43.0%	51.3%
Adjusted Net Income Margin(2)	49.3%	58.2%
EBITDA Margin(3)	62.0%	64.6%
Adjusted EBITDA Margin(4)	67.9%	70.5%

(1)	Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.
(2)	Calculated by dividing Adjusted Net Income by the sum of Adjusted Net Trading Income and technology services revenue.
(3)	Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.
(4)	Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016			2015
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$37,278	$611	32%	$29,132	$478	20%
EMEA Equities	13,710	225	12%	17,399	285	12%
APAC Equities	12,180	200	10%	10,923	179	7%
Global Commodities	30,347	497	27%	34,654	568	23%
Global Currencies	20,501	336	17%	42,167	691	29%
Options, Fixed income and Other Securities	8,713	143	7%	9,198	151	6%
Unallocated (1)	(5,434)	(89)	(5)%	4,935	81	3%
Total Adjusted Net Trading Income	$117,295	$1,923	100%	$148,408	$2,433	100%

(1)Under our methodology for recording “trading income, net” in our condensed consolidated statements of comprehensive income, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by category, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation can effectively defer or accelerate revenue from one day to another or one reporting period to another, as the case may be. We do not allocate any resulting differences based on the timing of revenue recognition.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total Revenues

Our total revenues decreased $28.9 million, or 13.0%, to $192.6 million for the three months ended March 31, 2016, compared to $221.5 million for the three months ended March 31, 2015. This decrease was primarily attributable to an decrease in trading income, net, of $27.6 million.

Trading Income, Net. Trading income, net, decreased $27.6 million, or 12.9%, to $186.3 million for the three months ended March 31, 2016, compared to $213.9 million for the three months ended March 31, 2015. The decrease was primarily attributable to the less favorable conditions in the Global Currencies, Global Commodities and EMEA Equities categories as a result of the Swiss National Bank de-pegging announcement in January 2015, which had a substantial impact on the volume and volatility within the currency, commodities and European equities markets that persisted throughout the quarter ended March 31, 2015.  Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $0.9 million, or 17.3%, to $4.3 million for the three months ended March 31, 2016, compared to $5.2 million for the three months ended March 31, 2015. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues are recognized ratably over the term of the contract and therefore do not change significantly period over period. Technology services revenue decreased $0.3 million to $2.1 million for the three months ended March 31, 2016, compared to $2.4 million for the three months ended March 31, 2015.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $31.1 million, or 21.0%, to $117.3 million for the three months ended March 31, 2016, compared to $148.4 million for the three months ended March 31, 2015. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $3.7 million from EMEA equities, $4.3 million from global commodities, $21.7 million from global currencies, and $0.5 million from options, fixed income and other securities. These decreases were primarily attributable to less favorable conditions in the Global Currencies, Global Commodities and EMEA Equities categories as a result of the Swiss National Bank de-pegging announcement in January 2015, which had a substantial impact on the volume and volatility within the currency, commodities and European equities markets that persisted throughout the quarter ended March 31, 2015. The decreases in Adjusted Net Trading Income were partially offset by an increase in Adjusted Net Trading Income from Americas equities of $8.1 million and from APAC equities of $1.3 million, compared to the prior period. These increases were primarily attributable to increased volumes in the Americas equities and APAC equities markets. Adjusted Net Trading Income per day decreased $0.51 million, or 21.0%, to $1.9 million for the three months ended March 31, 2016, compared to $2.4 million for the three months ended March 31, 2015. The number of trading days for the three months ended March 31, 2016 and 2015 were both 61.

Operating Expenses

Our operating expenses decreased $7.5 million, or 5.3%, to $133.9 million for the three months ended March 31, 2016, compared to $141.4 million for the three months ended March 31, 2015. This decrease was primarily due to decreases in brokerage, exchange, and clearance fees of $1.4 million, operating and administrative expense of $3.6 million, employee compensation and payroll taxes of $4.3 million, depreciation and amortization expense of $2.0 million, decreases in communication and data processing of $0.2 million, and a decrease in financing interest expense on senior secured credit facility of $0.5 million. These decreases in operating expenses were partially offset by an increase in interest and dividend expense of $3.9 million, and charges related to share based compensation at IPO of $0.6 million. There was no change for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $1.4 million, or 2.3%, to $59.7 million for the three months ended March 31, 2016, compared to $61.1 million for the three months ended March 31, 2015. This decrease was primarily attributable to the decreases in market volume and volatility traded in the EMEA equities, Global Commodities, and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense decreased $0.2 million, or 1.1%, to $17.7 for the three months ended March 31, 2016, compared to $17.9 million for the three months ended March 31, 2015. This decrease was primarily due to termination of historical connectivity operating contracts, which were replaced with more cost efficient connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $4.3 million, or 16.0%, to $22.6 million for the three months ended March 31, 2016, compared to $26.9 million for the three months ended March 31, 2015. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. The decrease in compensation levels was attributable to the decrease in Adjusted Net Trading Income in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Interest and Dividends Expense. Interest and dividends expense increased $3.9 million, or 40.6%, to $13.5 million for the three months ended March 31, 2016, compared to $9.6 million for the three months ended March 31, 2015. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense decreased $3.6 million, or 42.4%, to $4.9 million for the three months ended March 31, 2016, compared to $8.5 million for the three months ended March 31, 2015. The decrease was primarily attributable to the recognition of an expense during the three months ended March 31,  2015 of approximately $2.7 million arising from the acceleration of future lease payments of one of our office locations that was recognized as of the date we ceased using the location.

Depreciation and Amortization. Depreciation and amortization decreased $2.0 million, or 20.6%, to $7.7 million for the three months ended March 31, 2016, compared to $9.7 million for the three months ended March 31, 2015. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO, we recognized non-cash compensation expenses that resulted in additional monthly charges to reflect the periodic vesting of awards over a specified service period. During the three months ended March 31, 2016, we recognized $0.6 million of charges related to share based compensation at IPO, which included approximately $0.3 million in respect of the outstanding time vested Class B and East MIP Class B interests, and approximately $0.3 million amortization of capitalized costs attributable to employees incurred in development of software for internal use.  We had no such expense for the three months ended March 31, 2015.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on senior secured credit facility decreased $0.5 million, or 6.6%, to $7.1 million for the three months ended March 31, 2016, compared to $7.6 million for the three months ended March 31, 2015. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes increased $4.6 million, or 170.4%, to $7.3 million for the three months ended March 31, 2016, compared to $2.7 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

General

As of March 31, 2016, we had $148.5 million in cash and cash equivalents, which includes $50.3 million of net proceeds received from the IPO. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of March 31, 2016, we had borrowings under our short-term credit facilities of approximately $223.7 million, borrowing under broker dealer facilities of $32.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $498.5 million.  As of March 31, 2016, our regulatory capital requirements for domestic U.S. subsidiaries were $3.9 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain a committed revolving credit facility for Virtu Financial BD LLC, one of our wholly owned broker-dealer subsidiaries. Effective July 20, 2015, we entered into an amendment to extend the term of the committed broker dealer credit facilities, to July 18, 2016, as discussed in Note 8 of the accompanying condensed consolidated financial statements.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 13 to the condensed consolidated financial statements included herein are expected to aggregate to approximately $184.7 million, ranging from approximately $8.1 million to $16.8 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 31, 2015, which was due March 15, 2016, but has been extended to September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equityholders in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. If the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of March 31, 2016.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	$40,605	$1,000	$39,605
Virtu Financial Capital Markets LLC	9,316	2,919	6,397

Broker-Dealer Credit Facilities

We are a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker‑dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by our broker‑dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, we entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by our broker‑dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 1.26% at March 31, 2016 and 1.25% at December 31, 2015). The Uncommitted Facility has a 364‑day term. We are a party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014 and April 24, 2015, which is provided on a committed basis and is available for borrowings by one of our broker‑dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. An upfront fee of $0.5 million was payable in four equal installments, on the closing date and on the last day of each of the three subsequent quarters. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Short-Term Credit Facilities

We maintain short term credit facilities with various prime brokers and other financial institutions from which we receive execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by us in the ordinary course, and amounts borrowed are collateralized by our trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $483 million and $478 million, the outstanding principal was $223.7 million and $219.1 million, and borrowings bore interest at a weighted average interest rate of 2.63% and 2.48% per annum, as of March 31, 2016, and December 31, 2015, respectively.  Interest expense in relation to the facilities for the three months ended March 31, 2016 and 2015 was approximately $1.7 million and $1.3 million, respectively.

Senior Secured Credit Facilities

We entered into a senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011. As of March 31, 2016, our senior secured credit facility had an aggregate principal amount outstanding of $498.5 million, and it matures in November 2019. Prior to the consummation of the IPO, borrowings under our senior secured credit facility bore interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.5%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.5%. Following the consummation of the IPO, such borrowings now bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.0%.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of March 31, 2016, we were in compliance with all of our covenants.

Borrowings under our senior secured credit facility are secured by substantially all of our assets, other than the equity interests in and assets of our subsidiaries that are subject to, or potentially subject to, regulatory oversight, and our foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries.

On April 15, 2015, VFH Parent LLC, Virtu Financial’s wholly owned subsidiary, entered into a new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility became available upon the consummation of the IPO on April 21, 2015 and the payment of fees and expenses related to the new revolving credit facility. The new revolving credit facility was implemented pursuant to an amendment to an existing senior secured credit facility. The revolving credit facility is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility bears interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. A commitment fee of 0.50% per annum is applied on the average daily unused portion of the facility. In connection with the amendment described above and as discussed in Note 8, the incremental spread under the existing term loan was reduced by 0.50% upon the consummation of the IPO on April 21, 2015. As of March 31, 2016, we did not have any outstanding principal balance on the revolving credit facility.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
(in thousands)	2016	2015
Net cash used in :
Operating activities	$51,468	$82,253
Investing activities	(3,290)	(6,316)
Financing activities	(65,393)	(80,597)
Effect of exchange rate changes on Cash and cash equivalents	2,494	(4,633)
Net decrease in Cash and cash equivalents	$(14,721)	$(9,293)

Operating Activities

Net cash provided by operating activities was $51.5 million for the three months ended March 31, 2016, compared to $82.3 million for the three months ended March 31, 2015. The decrease of $30.8 million in net cash provided by operating activities was mainly due to the decrease in Net Income of $26.1 million and increase in income taxes paid as a result of Reorganization Transactions.

Investing Activities

Net cash used in investing activities was $3.3 million for the three months ended March 31, 2016, compared to $6.3 million for the three months ended March 31, 2015.  The decrease of $3.0 million was due to a decrease of $0.3 million in development of capitalized software and $2.7 million in property and equipment purchases as a result of decreased investment in networking and communication equipment for the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities was $65.4 million for the three months ended March 31, 2016 and $80.6 million for the three months ended March 31, 2015. The decrease of $15.2 million was primarily caused by the Company holding approximately 28.1% interest in Virtu Financial as a result of the completion of the IPO and the Reorganization Transactions and consequently participating in distributions by Virtu Financial to its members as of a date subsequent to the IPO and the Reorganization Transactions. The decrease was offset by increased by $13.0 million repayment of short term borrowings for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended March 31, 2016 and 2015.

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

Earnings Per Share

EPS is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under our share based compensation plans, with no adjustments to net income available for common stockholders for dilutive potential common shares.

We grant restricted stock units, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method..

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of us and our majority and wholly owned subsidiaries. As sole managing member of Virtu Financial, we exert control over the Group’s operations. In accordance with ASC 810, Consolidation, we consolidate Virtu Financial and its subsidiaries’ consolidated financial statements and record the interests in Virtu Financial that we do not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

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

Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software in the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our 2015 Management Incentive Plan (the “2015 Management Incentive Plan”) were in the form of stock options, Class A common stock and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A common stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight line basis over the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

We tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2015, the primary valuation method used to estimate the fair value of the our reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which the management believes to be an appropriate indicator of its fair value. In the impairment test as of July 1, 2014, the primary valuation methods used to estimate the fair value of our reporting unit were the income and market approaches. In applying the income approach, projected available cash flows and the terminal value were discounted to present value to derive an indication of fair value of the business enterprise. The market approach compared the reporting unit to selected reasonably similar publicly-traded companies.

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our condensed consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies, of the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.” Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying condensed statements of comprehensive income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

Market Risk

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”). The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other equity deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to the Company’s pro rata share of segregated customer funds available. It is possible that the recovery amount could be less than the total cash and other equity deposited.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of these matters may result, or have resulted, in adverse judgments, settlements, fines, penalties, injunctions or other relief, and our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income.  In accordance with the foregoing, we have accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF.  Subject to the foregoing, based on information currently available, management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, results of operations or cash flows although they might be material for any particular reporting period.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk factors” in our 2015 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Virtu Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

3.2

Amended and Restated By-laws of Virtu Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	May 13, 2016	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 13, 2016	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Virtu Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

3.2

Amended and Restated By-laws of Virtu Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).

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

* Filed herewith.