Form 10-Q
period 2016-06-30
Virtu Financial, Inc.
filed 2016-08-12
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer   ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of August 12th, 2016
Class A common stock, par value $0.00001 per share	38,235,856
Class C common stock, par value $0.00001 per share	20,922,855
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2016

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

Prior to our initial public offering (“IPO”), which was completed on April 21, 2015, our business was conducted through Virtu Financial LLC (“Virtu Financial”). The unaudited condensed consolidated financial statements and other disclosures contained in this report include those of Virtu Financial, Inc. (“we”, “us”, or the “Company”), which is the registrant, and those of Virtu Financial, in which the registrant became the managing member. Following a series of reorganization transactions that were completed on April 15, 2015 in connection with the IPO (the “Reorganization Transactions”), the IPO and a series of transactions undertaken in connection with the secondary offering completed in November 2015 (the “Secondary Offering”), the Company has become the owner of approximately 28.1% of the outstanding membership interests of Virtu Financial. For more information regarding the transactions described above, see Note 13, “Capital Structure,” to our audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of the Company, including consolidation of its investment in Virtu Financial, since April 16, 2015.  Prior to April 16, 2015, the unaudited condensed consolidated financial statements included herein represent the financial statements of Virtu Financial and subsidiaries (the “Group”). The historical unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015, do not reflect what the results of operations or cash flows of the Company or the Group would have been had the Reorganization Transactions, the IPO and the Secondary Offering occurred in the beginning of such period. Accordingly, they do not give effect to the following matters:

•	Reorganization Transactions and the IPO;
•	U.S. corporate federal income taxes;
•	Noncontrolling interest held by other members of Virtu Financial; and
•	The Secondary Offering.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
	June 30,	December 31,
(in thousands, except share and interest data)	2016	2015

Assets
Cash and cash equivalents	$149,355	$163,235
Securities borrowed	550,210	453,296
Securities purchased under agreements to resell	5,031	14,981
Receivables from broker dealers and clearing organizations	1,349,364	476,536
Trading assets, at fair value:
Financial instruments owned	1,246,350	1,038,039
Financial instruments owned and pledged	429,172	259,175
Property, equipment and capitalized software (net of accumulated depreciation of $108,550 and $98,595 as of June 30, 2016 and December 31, 2015, respectively)	32,166	37,501
Goodwill	715,379	715,379
Intangibles (net of accumulated amortization)	1,097	1,203
Deferred tax asset	188,492	193,740
Other assets ($6,430 and $5,984, at fair value, as of June 30, 2016 and December 31, 2015, respectively)	38,659	38,845
Total assets	$4,705,275	$3,391,930

Liabilities and equity
Liabilities
Short term borrowings	$68,000	$45,000
Securities loaned	955,662	524,603
Payables to broker dealers and clearing organizations	408,063	486,604
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,924,024	979,090
Tax receivable agreement obligations	218,399	218,399
Accounts payable and accrued expenses and other liabilities	92,637	86,775
Senior secured credit facility	491,917	493,589
Total liabilities	$4,158,702	$2,834,060

Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 38,405,505 and 38,379,858 shares, Outstanding — 38,235,856 and 38,210,209 shares at June 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2016 and December 31, 2015, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 20,976,598 and 20,976,598 shares, Outstanding — 20,922,855 and 20,976,598, at June 30, 2016 and December 31, 2015, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at June 30, 2016 and December 31, 2015, respectively	1	1
Treasury stock, at cost, 169,649 and 169,649 shares at June 30, 2016 and December 31, 2015, respectively	(3,819)	(3,819)
Additional paid-in capital	137,957	130,902
Retained Earnings	3,512	3,525
Accumulated other comprehensive income	454	99
Total stockholders' equity	$138,105	$130,708
Noncontrolling interest	408,468	427,162
Total equity	$546,573	$557,870

Total liabilities and equity	$4,705,275	$3,391,930

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Revenues:
Trading income, net	$166,547	$169,792	$352,836	$383,722
Interest and dividends income	5,422	9,415	9,690	14,597
Technology services	2,212	2,772	4,293	5,188
Total revenue	174,181	181,979	366,819	403,507

Operating Expenses:
Brokerage, exchange and clearance fees, net	55,573	56,501	115,298	117,639
Communication and data processing	17,953	17,549	35,675	35,492
Employee compensation and payroll taxes	20,809	15,165	43,366	42,065
Interest and dividends expense	14,097	16,841	27,634	26,407
Operations and administrative	5,891	6,669	10,810	15,160
Depreciation and amortization	7,800	8,186	15,527	17,849
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Charges related to share based compensation at IPO	516	44,194	1,111	44,194
Financing interest expense on senior secured credit facility	7,075	7,259	14,176	14,861
Total operating expenses	129,767	172,417	263,703	313,773
Income before income taxes and noncontrolling interest	44,414	9,562	103,116	89,734

Provision for income taxes	5,128	1,997	12,474	4,725

Net income	39,286	7,565	90,642	85,009
Noncontrolling interest	(30,908)	(7,091)	(71,916)	(84,535)

Net income available for common stockholders	$8,378	$474	$18,726	$474

Earnings per share
Basic	$0.21	0.01	$0.48	0.01
Diluted	$0.21	0.01	$0.48	0.01

Weighted average common shares outstanding
Basic	38,230,684	34,305,052	38,220,390	34,305,052
Diluted	38,230,684	34,529,349	38,220,390	34,529,349

Dividends declared per share of common stock	$0.24	—	$0.48	—

Net income	$39,286	$7,565	$90,642	$85,009
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	(1,230)	1,632	1,264	(3,001)
Comprehensive income	38,056	9,197	91,906	82,008
Less: Comprehensive income attributable to noncontrolling interest	(30,024)	(8,311)	(72,825)	(81,122)
Comprehensive income attributable to common stockholders	$8,032	$886	$19,081	$886

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

for the Six Months Ended June 30, 2016

(Unaudited)

									Additional	Retained	Accumulated
	Class A		Class C		Class D				Paid-in	Earnings	Other	Total	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2015	38,379,858	$—	20,976,598	$—	79,610,490	$1	(169,649)	$(3,819)	$130,902	$3,525	$99	$130,708	$427,162	$557,870
Share based compensation	25,647	—	(53,743)	—	—	—	—	—	7,055	—	—	7,055	—	7,055
Net income	—	—	—	—	—	—	—	—	—	18,726	—	18,726	71,916	90,642
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	355	355	909	1,264
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(91,519)	(91,519)
Dividends	—	—	—	—	—	—	—	—	—	(18,739)	—	(18,739)	—	(18,739)
Balance at June 30, 2016	38,405,505	$—	20,922,855	$—	79,610,490	$1	(169,649)	$(3,819)	$137,957	$3,512	$454	$138,105	$408,468	$546,573

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net Income	$90,642	$85,009

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,527	17,849
Amortization of purchased intangibles and acquired capitalized software	106	106
Amortization of debt issuance costs and deferred financing fees	878	823
Termination of office leases	292	2,729
Share based compensation	6,228	53,529
Equipment writeoff	428	—
Deferred taxes	5,279	(808)
Other	(76)	3,249
Changes in operating assets and liabilities:
Securities borrowed	(96,914)	(183,036)
Securities purchased under agreements to resell	9,950	413
Receivables from broker dealers and clearing organizations	(872,828)	(303,511)
Trading assets, at fair value	(378,308)	(513,084)
Other Assets	540	(2,126)
Securities loaned	431,059	378,920
Securities sold under agreements to repurchase	—	(1,760)
Payables to broker dealers and clearing organizations	(78,541)	(117,744)
Trading liabilities, at fair value	944,934	747,994
Accounts payable and accrued expenses and other liabilities	6,261	14,369
Net cash provided by operating activities	85,457	182,921

Cash flows from investing activities
Development of capitalized software	(4,153)	(4,207)
Acquisition of property and equipment	(5,640)	(13,571)
Net cash used in investing activities	(9,793)	(17,778)

Cash flows from financing activities
Distribution to members	—	(130,000)
Distribution from Virtu Financial to non-controlling interest	(91,519)	(28,909)
Dividends	(18,739)	—
Short-term borrowings, net	23,000	—
Payments on repurchase of non-voting common interest	(1,000)	(1,097)
Repayment of senior secured credit facility	(2,550)	(364)
Debt issuance costs	—	(871)
Issuance of common stock, net of offering costs	—	327,366
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connections with IPO	—	(277,153)
Net cash used in financing activities	(90,808)	(111,028)

Effect of exchange rate changes on Cash and cash equivalents	1,264	(3,001)

Net (decrease) increase in Cash and cash equivalents	(13,880)	51,114
Cash and cash equivalents, beginning of period	163,235	75,864
Cash and cash equivalents, end of period	$149,355	$126,978

Supplementary disclosure of cash flow information
Cash paid for interest	$28,941	$32,837
Cash paid for taxes	$9,278	$2,006

Non-cash investing activities
Compensation to developers subject to capitalization of software (of which $1,350 and $10,576 were capitalized for six months ended June 30, 2016 and 2015, respectively)	$3,454	$23,927

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

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, income tax, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s share based compensation plans.

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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

In a repurchase agreement, securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. It is the Company’s policy that its custodian takes possession of the underlying collateral securities with a fair value approximately equal to the principal amount of the repurchase transaction, including accrued interest. For reverse repurchase agreements, the Company typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty. For these transactions, the interest received or paid by the Company is recorded gross on an accrual basis under interest and dividends income or interest and dividends expense in the condensed consolidated statements of comprehensive income.

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At June 30, 2016 and December 31, 2015, receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivable from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Fair Value Measurements

The Company’s assets and liabilities have been categorized based upon a fair value hierarchy in accordance with ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market is prohibited. ASC 820-10 requires a three-level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each financial instrument is based on the assessment of the transparency and reliability of the inputs used in the valuation of such financial instruments at the measurement date based on the lowest level of input that is significant to the fair value measurement.

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

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2016 and 2015.

Derivative Instruments

Derivative instruments used for trading purposes, including economic hedges of trading instruments, are carried at fair value. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying derivative instruments are currencies, which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, except for the assets acquired in connection with the acquisition of MTH, which were recorded at fair value on the date of acquisition. Depreciation is provided using the straight-line method over estimated useful lives of the underlying asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that appreciably extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Furniture, fixtures, and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the length of the lease term or seven years.

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

The Company’s capitalized software development costs excluding the charges recognized in relation to the IPO disclosed below were approximately $2.8 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $5.5 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. The related amortization expense was approximately $2.6 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $4.9 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively.

Additionally, in connection with charges related to share based compensation recognized upon the IPO (Note 14), the Company capitalized and amortized costs for employees in developing internal-use software, which were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. The Company capitalized charges related to IPO share based compensation of approximately $0.02 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.04 million and $9.5 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense associated with IPO related share based compensation that was capitalized was approximately $0.2 million and $8.0 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $8.0 million for the six months ended June 30, 2016 and 2015.

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

Based on the results of the impairment tests performed, no goodwill impairment was recognized during the three and six months ended June 30, 2016 and 2015, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2016 and December 31, 2015 or the results of operations or cash flows for the three and six months ended June 30, 2016 and 2015.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income.

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

Compensation – Stock Compensation — In March 2016, FASB issued ASU 2016-09, Employee Share-Based Payment Accounting Improvements.  The ASU makes a number of changes to accounting for share based payment programs, including the following principal changes: providing that all excess tax benefits and tax deficiencies arising from share-based payment programs should be recognized as income tax expense or benefit in the income statement; allowing companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (as is provided under current GAAP) or account for forfeitures when they occur; and providing that partial cash settlement of an award for tax-withholding purposes would not result, by itself, in liability classification of the award provided the amount withheld does not exceed the maximum statutory tax rate (as opposed to the current requirement which specifies the minimum statutory tax rate) for an employee in the applicable jurisdictions. The ASU also provides guidance on the classification of various items related to share based payment programs in the statement of cash flows.   The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential effects of adoption of ASU 2016-09 on the Company’s condensed consolidated financial statements.

3. Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the Reorganization Transactions and the IPO because the ownership structure of the Company did not include a common unit of ownership. Net income available for common stockholders is based on the Company’s approximate 28.1% interest in Virtu Financial.

Basic earnings per share are calculated utilizing net income available for common stockholders from the three and six months ended June 30, 2016 and 2015, respectively, divided by the weighted average number of shares of common stock outstanding during the same period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2016	2015	2016	2015
Basic earnings per share:
Net income available for common stockholders	$8,378	$474	$18,726	$474

Less: Dividends and undistributed earnings allocated to participating securities	(200)	—	(421)	—
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$8,178	474	$18,305	474

Weighted average shares of common stock outstanding:
Class A	38,230,684	34,305,052	38,220,390	34,305,052

Basic Earnings per share	$0.21	$0.01	$0.48	$0.01

Diluted earnings per share are calculated utilizing net income available for common stockholders, divided by the weighted average total number of shares of common stock outstanding during the three and six months ended

June 30, 2016 and 2015 including additional shares of common stock issued and issuable pursuant to the 2015 Management Incentive Plan (Note 13).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2016	2015	2016	2015
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$8,178	$474	$18,305	$474

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	38,230,684	34,305,052	38,220,390	34,305,052
Issuable pursuant to 2015 Management Incentive Plan(1)	—	224,297	—	224,297
	38,230,684	34,529,349	38,220,390	34,529,349

Diluted Earnings per share	$0.21	$0.01	$0.48	$0.01

(1)

The dilutive impact of unexercised stock options excludes from the computation of EPS 476,249 and 73,259 options for the three and six months ended June 30, 2016, respectively, because inclusion of the options would have been anti-dilutive.

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

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of our Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of our Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of our Class C common stock) for shares of our Class A common stock in connection with the Secondary Offering, the Company recorded a deferred tax asset of $196.5 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases are expected to aggregate to approximately $218.4 million, ranging from approximately $8.1 million to $16.8 million per year over the next 15 years. The Company recorded a corresponding reduction to additional paid-in capital of approximately $21.9 million for the difference between the tax receivable agreements liability and the related deferred tax asset. At June 30, 2016, the Company’s remaining deferred tax asset and the payment liability pursuant to the tax receivable agreements were approximately $180.1 million and $218.4 million, respectively. The amounts recorded as of June 30, 2016 reflect the current estimates and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the year ended December 31, 2015.

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

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill and no goodwill impairment was recognized in the three and six months ended June 30, 2016 and 2015.

Acquired intangible assets consisted of the following as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	402	548		9
ETF buyer relationships	950	401	549		9
	$111,900	$110,803	$1,097

	As of December 31, 2015
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	349	601		9
ETF buyer relationships	950	348	602		9
	$111,900	$110,697	$1,203

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(in thousands)	2016	2015
Assets
Due from prime brokers	$200,286	$101,372
Deposits with clearing organizations	46,584	31,908
Net equity with futures commission merchants	171,383	174,615
Unsettled trades with clearing organization	876,587	102,890
Securities failed to deliver	54,524	65,751
Total receivables from broker-dealers and clearing organizations	$1,349,364	$476,536
Liabilities
Due to prime brokers	$273,565	$294,691
Net equity with futures commission merchants	39,519	46,537
Unsettled trades with clearing organization	94,698	145,376
Securities failed to receive	281	—
Total payables to broker-dealers and clearing organizations	$408,063	$486,604

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities of approximately $265.7 million and $219.1 million as of June 30, 2016 and December 31, 2015, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2016 and December 31, 2015, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Securities received as collateral:
Securities borrowed	$543,111	$437,220
Securities purchased under agreements to resell	5,032	14,985
	$548,143	$452,205

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Equities	$406,772	$232,731
Exchange traded notes	22,400	26,444
	$429,172	$259,175

8. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company's broker-dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company's broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 1.32% at June 30, 2016 and 1.25% at December 31, 2015). The Company is party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014 and April 24, 2015, which is provided on a committed basis and is available for borrowings by one of the Company's broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company’s election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. As of June 30, 2016 and December 31, 2015, the Company had $68.0 million and $45.0 outstanding principal balance on the Uncommitted Facility, respectively. As of June 30, 2016 and December 31, 2015, the Company did not have any outstanding principal balance on or the Committed Facility. Interest expense for the three months ended June 30, 2016 and 2015 was approximately $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2016 and 2015 was approximately $0.5 million and $0.4 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $493 million and $478 million, the outstanding principal was $265.7 million and $219.1 million as of June 30, 2016 and December 31, 2015, respectively, which were included within receivables from broker-dealers and clearing organizations within the condensed consolidated statements of financial condition. Borrowings bore interest at a weighted average interest rate of 2.68% and 2.48% per annum, as June 30, 2016 and December 31, 2015, respectively.  Interest expense in relation to the facilities for the three months ended June 30, 2016 and 2015 was approximately $1.4 million and $1.4 million, respectively, and for the six months ended June 30, 2016 and 2015 was $3.1 million and $2.7 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

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

Term loans outstanding under the Credit Agreement bear interest at a rate per annum at the Company’s election equal to either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 0.5% (c) the adjusted LIBOR rate (as defined in the Credit Agreement) for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 2.25% plus, in each case, 3.0%, or (ii) the greater of (x) the adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus 4.0%. Pursuant to the Amendment (as defined below), each incremental spread was reduced by 0.50% upon the consummation of the Company’s IPO. The rate at June 30, 2016 was 5.25%.

Aggregate future required minimum principal payments based on the terms of this loan at June 30, 2016 were as follows:

(in thousands)
2016	$2,550
2017	5,100
2018	5,100
2019 and thereafter	484,500
Total maturities of long-term debt	$497,250

Net carrying amount of deferred financing fees capitalized in connection with the financing were approximately $3.5 million and $4.7 million, respectively, as of June 30, 2016 and December 31, 2015, which are included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition.

Amortization expense related to the deferred financing fees was approximately $0.3 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and for the six months ended June 30, 2016 and 2015 was approximately $0.6 million and $0.6 million. Amortization expense is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

The net carrying amounts of debt discount were approximately of $1.3 million and $1.5 million, as of June 30, 2016 and December 31, 2015, respectively. The accreted expenses were approximately $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and for the six months ended June 30, 2016 and 2015 was approximately $0.2 million and $0.2 million, respectively. The accretion is included within financing interest expense on senior secured credit facility in the accompanying condensed consolidated statements of comprehensive income.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any outstanding principal balance on the revolving credit facility. Interest expenses in relation to this facility for the three and six months ended June 30, 2016 were approximately $0.1 million and $0.1 million, respectively. The net carrying amounts for the deferred financing fees capitalized in connection with the revolving credit facility were approximately $0.5 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively, which was included as a deduction to senior secured credit facility in the accompanying condensed consolidated statements of financial condition. Amortization expenses related to the deferred financing fees in connection with the revolving credit facility were approximately $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and for the six months ended June 30, 2016 and 2015 were $0.2 million and $0.1 million, respectively.

The below table contains a reconciliation of the senior secured credit facility outstanding principal amount to the senior secured credit facility recorded in the condensed consolidated statements of financial position:

	June 30,	December 31,
(in thousands)	2016	2015
Senior secured credit facility outstanding principal	$497,250	$499,800
Deferred financing fees	(4,028)	(4,713)
Discount on senior secured credit facility	(1,305)	(1,498)
Senior secured credit facility	$491,917	$493,589

9. Financial Assets and Liabilities

At June 30, 2016 and  December 31, 2015, substantially all of Company’s financial assets and liabilities, except for the senior secured credit facility and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company's senior secured credit facility approximates fair value as of June 30, 2016 and December 31, 2015 based on the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, which would be categorized as Level 2.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities which are categorized as Level 2. Fair value of the Company's derivative contracts is based on the indicative prices obtained from the banks that are counterparties to these contracts, as well as management's own analyses. The indicative prices have been independently validated through the Company's risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At June 30, 2016 and December 31, 2015, the Company’s derivative contracts and non-U.S. government obligations have been categorized as Level 2.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the six months ended June 30, 2016 and 2015.

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2016:

	June 30, 2016
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,195,828	$21,910	$—	$—	$1,217,738
U.S. and Non-U.S. government obligations	—	8,702	—	—	8,702
Exchange traded notes	14,141	—	—	—	14,141
Interest rate swaps	—	536	—	—	536
Currency forwards	—	1,748,198	—	(1,743,111)	5,087
Options	—	146	—	—	146
	$1,209,969	$1,779,492	$—	$(1,743,111)	$1,246,350
Financial instruments owned, pledged as collateral:
Equity securities	$406,772	$—	$—	$—	$406,772
Exchange traded notes	22,400	—	—	—	22,400
	$429,172	$—	$—	$—	$429,172
Other Assets
Exchange stock	$6,430	$—	$—	$—	$6,430
	$6,430	$—	$—	$—	$6,430
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,878,139	$2,360	$—	$—	$1,880,499
U.S. and Non-U.S. government obligations	9,058	—	—	—	9,058
Exchange traded notes	33,870	—	—	—	33,870
Interest rate swaps	—	542	—	—	542
Currency forwards	—	1,722,308	—	(1,722,308)	—
Options	—	55	—	—	55
	$1,921,067	$1,725,265	$—	$(1,722,308)	$1,924,024

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

The following tables set forth gross and net presentation of certain financial assets and financial liabilities as of June 30, 2016 and December 31, 2015, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.

	June 30, 2016
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$550,210	$—	$550,210	$(543,663)	$(3,492)	$3,055
Securities purchased under agreements to resell	5,031	—	5,031	(5,031)	—	—
Trading assets, at fair value:
Currency forwards	1,748,198	(1,743,111)	5,087	—	—	5,087
Options	146	—	146	(146)	—	—
Interest rate swaps	536	—	536	(536)	—	—
Total	$2,304,121	$(1,743,111)	$561,010	$(549,376)	$(3,492)	$8,142

			Net Amounts of
		Gross Amounts	Liabilities Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$955,662	$—	$955,662	$(954,683)	$—	$979
Trading liabilities, at fair value:
Currency forwards	1,722,308	(1,722,308)	—	—	—	—
Options	55	—	55	(55)	—	—
Interest rate swaps	542	—	542	(536)	(6)	—
Total	$2,678,567	$(1,722,308)	$956,259	$(955,274)	$(6)	$979

	December 31, 2015
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$453,296	$—	$453,296	$(443,659)	$(281)	$9,356
Securities purchased under agreements to resell	14,981	—	14,981	(14,981)	—	—
Trading assets, at fair value:
Currency forwards	795,435	(785,855)	9,580	—	—	9,580
Options	168	—	168	(139)	—	29
Interest rate swaps	311	—	311	(311)	—	—
Total	$1,264,191	$(785,855)	$478,336	$(459,090)	$(281)	$18,965

			Net Amounts of
			Liabilities
		Gross Amounts	Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$524,603	$—	$524,603	$(521,407)	$—	$3,196
Trading liabilities, at fair value:
Currency forwards	746,014	(746,014)	—	—	—	—
Options	163	—	163	(139)	(24)	—
Interest rate swaps	319	—	319	(311)	(8)	—
Total	$1,271,099	$(746,014)	$525,085	$(521,857)	$(32)	$3,196

Excluded from the fair value and offsetting tables above is net unsettled value on long and short futures contracts in the amounts of $2.4 million and $(8.1) million, which are included within receivables from broker-dealers and clearing organizations as of June 30, 2016 and December 31, 2015, respectively, and $(18.3) million and $(11.7) million, which are included within payables to broker-dealers and clearing organizations as of June 30, 2016 and December 31, 2015, respectively, and would be categorized as Level 1.

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	June 30, 2016
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Securities lending transactions:
Equity securities	$955,662	$—	$—	$—	$955,662
Total	$955,662	$—	$—	$—	$955,662

10. Derivative Instruments

The fair value of the Company's derivative instruments on a gross basis consisted of the following at June 30, 2016 and December 31, 2015:

(in thousands)		June 30, 2016		December 31, 2015
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$(3,973)	$473,358	$(1,017)	$617,398
Commodity futures	Receivables from broker dealers and clearing organizations	17,327	20,754,935	(8,431)	18,635,531
Currency futures	Receivables from broker dealers and clearing organizations	(10,866)	4,121,515	1,358	3,059,575
Fixed income futures	Receivables from broker dealers and clearing organizations	(40)	21,397	30	232,473
Options	Financial instruments owned	146	16,458	168	24,453
Currency forwards	Financial instruments owned	1,748,198	80,812,963	795,435	69,614,513
Interest rate swaps	Financial instruments owned	536	82,010	311	82,010

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$(666)	$101,307	$202	$75,428
Commodity futures	Payables to broker dealers and clearing organizations	(187)	70,980	585	25,932
Currency futures	Payables to broker dealers and clearing organizations	(17,446)	1,562,363	(12,475)	2,570,005
Options	Financial instruments sold, not yet purchased	55	1,333	163	1
Currency forwards	Financial instruments sold, not yet purchased	1,722,308	81,878,615	746,014	71,019,047
Interest rate swaps	Financial instruments sold, not yet purchased	542	82,010	319	82,010

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Futures	$112,115	$357,390	$420,595	$640,873
Currency forwards	16,145	(48,552)	15,720	(20,697)
Options	(272)	58	(346)	(373)
Interest rate swaps	2	—	4	2
	$127,990	$308,896	$435,973	$619,805

11. Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, the Company’s business was historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such most of its income is not subject to U.S. federal and certain state income taxes. Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2016, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provision for income taxes and effective tax rate were $5.1 million and 11.5% and $2.0 million and 20.9% for the three months ended June 30, 2016 and 2015, respectively, and $12.5 million and 12.1% and $4.7 million and 5.3% for the six months ended June 30, 2016 and 2015, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of June 30, 2016 and December 31, 2015.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2016, the Company’s tax years for 2012 through 2015 and 2009 through 2015 are subject to examination by U.S. and non-U.S. tax authorities, respectively.

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

Initial Public Offering and Reorganization Transactions

Prior to the IPO, the Company’s business was conducted through Virtu Financial and its subsidiaries. In a series of transactions that occurred in connection with the IPO, (i) the Company became the sole managing member of Virtu Financial and acquired Virtu Financial units, (ii) certain direct or indirect equityholders of Virtu Financial acquired shares of the Company’s Class A common stock and (iii) certain direct or indirect equityholders of Virtu Financial had their interests reclassified into Virtu Financial units and acquired shares of the Company’s Class C common stock or, in the case of the TJMT Holdings LLC (the “Founder Member”) only, shares of the Company’s Class D common stock (collectively, the “Virtu Members”).

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

Secondary Offering

In November 2015, an offering (the “Secondary Offering”) of 6,473,371 shares of the Company’s Class A common stock was completed by the Company and certain selling stockholders affiliated with Silver Lake Partners, one of the Virtu Members.  The selling stockholders sold 6,075,837 shares of Class A common stock and the Company sold 397,534 shares of Class A common stock at a price to the public of $22.15 per share.  The selling stockholders received all of the net proceeds from the sale of shares of Class A common stock by them in the offering.  The Company used its net proceeds from the offering to purchase common units in Virtu Financial (and paired shares of Class C common stock) from one of its non-executive employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock.  As a result of the completion of the IPO, the Reorganization Transactions and the Secondary Offering, the Company holds approximately 28.1% interest in Virtu Financial at June 30, 2016.

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

14. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Class A-2 profits interests were issued to Employee Holdco LLC (“Employee Holdco”), a holding company that holds the interests on behalf of certain key employees or stakeholders. During the three and six months ended June 30, 2016 and 2015, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at the date of grant. The Company recognized compensation expense related to the vesting of non-voting common interest units (formerly Class A-2 profits interests) of $0.4 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and recognized $0.7 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $1.4 million, and this amount is expected to be recognized over a weighted average period of 1.2 years.

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

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East

MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Virtu Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized compensation expense in respect of non-voting common interest units (formerly Class B interests) vested of $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, and recognized $45.7 million and $45.7 million for the three and six months ended June 30, 2015. The compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. As of June 30, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $1.5 million and this amount is expected to be recognized over a weighted average period of 1.4 years.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.02 million and $0.04 million for the three and six months ended June 30, 2016, respectively, and $9.5 million and $9.5 million for the three and six months ended June 30, 2015, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and were approximlatey $8.0 million and $8.0 million for the three and six months ended June 30, 2015, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company. The weighted-average assumptions used by the Company in estimating the grant date fair values of Class A-2 profits, Class B and East MIP Class B interests for the six months ended June 30, 2015 are summarized below:

Six Months Ended
June 30, 2015
Expected life (in years)	2.7
Weighted average risk free interest rate	0.72%
Expected stock price volatility	47%
Expected dividend yield	—

In connection with Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of June 30, 2016 and December 31, 2015, there were 15,340,683 and 15,394,426 non-voting common interest units outstanding, respectively, and 0 and 53,743 non-voting common interest units and corresponding Class C common stock were forfeited or repurchased during the three and six months ended June 30, 2016.

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

The following table summarizes activity related to stock options for the six months ended June 30, 2016 and 2015:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2014	—	$—	—	—	$—
Granted	9,228,000	19.00	10.00	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(14,000)	—	—	—	—
At June 30, 2015	9,214,000	$19.00	9.81	—	$—

At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(630,000)	—	—	—	—
At June 30, 2016	8,364,000	$19.00	8.80	2,091,000	$19.00

The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model with the following assumptions:

Six Months Ended
June 30, 2015
Expected life (in years)	6.25
Weighted average risk free interest rate	1.52%
Expected stock price volatility	30%
Expected dividend yield	5.05%
Weighted average fair value at grant date	$3.02

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

The Company recognized $1.5 million and $2.7 million of compensation expense in relation to the stock options for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, total unrecognized share-based compensation expense related to unvested stock options was $17.7 million, and these amounts are to be recognized over a weighted average period of 2.8 years.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described above in Note 13, subsequent to the IPO, 576,693 shares of immediately vested Class A common stock and 984,466 restricted stock units were granted, which vest over a period of up to 4 years. The fair value of the Class A common stock and restricted stock units was determined based on a volume weighted average price and will be recognized on a straight line basis over the vesting period. The Company accrued compensation expense related to Class A common stock expected to be granted as part of year-end compensation of $2.4 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and accrued $5.8 million and $7.9 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes activity related to the restricted stock units for the six months ended June 30, 2016:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2015	984,466	$22.32
Granted	—	—
Forfeited	(115,869)	22.51
Vested	—	—
At June 30, 2016	868,597	$22.30

The Company recognized $1.5 million and $3.1 million of compensation expense in relation to the restricted stock units for the three and six months ended June 30, 2016, respectively. The Company did not incur such expenses for the three and six months ended June 30, 2015. As of June 30, 2016, total unrecognized share-based compensation expense related to unvested restricted stock units was $15.6 million, and this amount is to be recognized over a weighted average period of 2.6 years.

15. Regulatory Requirement

As of June 30, 2016, two subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At June 30, 2016, the subsidiaries had net capital of approximately $42.8 million and $7.2 million, which was approximately $41.8 million and $6.2 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2015, the subsidiaries had net capital of approximately $64.2 million and $8.5 million, which was approximately $63.2 million and $7.5 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, the Company was required to maintain $1.9 million and $1.9 million of capital in connection with the operation of the Company's Designated Market Maker (“DMM”) business as of June 30, 2016 and December 31, 2015, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the Company is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Revenues:
United States	$108,314	$116,788	$232,133	$268,403
Australia	1	—	7	23
Ireland	37,417	46,287	80,544	92,117
Singapore	28,305	18,904	53,859	42,964
China	144	—	276	—
Total revenues	$174,181	$181,979	$366,819	$403,507

17. Related Party Transactions

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Silver Lake Partners and its affiliates have a significant ownership interest in Dell. During the three months ended June 30, 2016 and 2015, the Company paid $0.7 million and $0.8 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company paid $1.5 million and $1.5 million, respectively, to Dell for these purchases and leases.

Similarly, in the ordinary course of business, the Company purchases market data and related services from Interactive Data Pricing and Reference Data, Inc (“Interactive Data”) and SunGard Securities Finance LLC (“SunGard”).  Silver Lake Partners and its affiliates have a significant ownership interest in Interactive Data and SunGard. During the three months ended June 30, 2016 and 2015, the Company paid $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company paid $0.2 million and $0.2 million, respectively, to Interactive Data for these purchases. During the three months ended June 30, 2016 and 2015, the Company paid $0.06 million and $0.05 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company paid $0.1 million and $0.1 million, respectively, to Sungard for these purchases. Finally, in the ordinary course of business, the Company purchases telecommunications services from Singapore Telecommunications Limited (“Singtel”).  Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Singtel. During the three months ended June 30, 2016 and 2015, the Company paid $0.04 million and $0.05 million, respectively, and during six months ended June 30, 2016 and 2015, the Company paid $0.1 million and $0.1 million, respectively, to Singtel for these purchases.

As of June 30, 2016, and December 31, 2015, the Company had a payable of $0.05 million and $0.2 million to its affiliates, respectively, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On July 27, 2016, the Company made a minority investment in SBI Japannext, Co., Ltd. (“SBI Japannext”), a Proprietary Trading System based in Tokyo. In connection with the investment, VFH issued bonds to certain affiliates of SBI Japannext and used the proceeds to finance the transaction.

Virtu Financial made distributions to its members, including the Company, in the amount of $20.0 million from July 1, 2016 to August 12, 2016.

The Company’s Board of Directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and restricted stock unit, payable on September 15, 2016 to holders of record as of the close of business on September 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the financial condition and results of operations covers the three and six months ended June 30, 2016 and 2015, should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Basis of Preparation

Prior to the Reorganization Transactions and our IPO, we did not conduct any activities other than those incident to our formation and our IPO. Our unaudited condensed consolidated financial statements the three and six months ended June 30, 2015 (with the completion of the Reorganization Transactions on April 16, 2015) reflect the operations of Virtu Financial and its consolidated subsidiaries.  Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 reflect our operations and those of our consolidated subsidiaries (including Virtu Financial).

Overview

We are a leading technology-enabled market maker and liquidity provider to the global financial markets. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. We make markets by providing quotations to buyers and sellers in more than 12,000 securities and other financial instruments on more than 235 unique exchanges, markets and liquidity pools in 36 countries around the world. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying liquidity and competitive pricing while at the same time earning attractive margins and returns.

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

We believe the overall level of volumes in the various markets we serve has the greatest impact on our business. We believe that the most relevant asset class distinctions and venues for the markets we serve include the following:

Asset
Classes	Selected Venues in Which We Make Markets
Americas Equities	BATS, BM&F Bovespa, CME, ICE, IEX, NASDAQ, NYSE, NYSE Arca, NYSE MKT, TMX, major private liquidity pools
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

The United Kingdom has voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”). The follow-up to the referendum is not yet clear as the U.K. government has not yet delivered an official notice of withdrawal, but it may significantly affect the fiscal, monetary and regulatory landscape in the U.K., and could have a material impact on its economy and the future growth of its various industries, including the financial services industry.  We presently access the E.U. markets through our Irish regulated subsidiary and we do not expect any impact on our access to E.U. markets as a result of Brexit.  However, it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., especially with respect to our activities in the U.K., and it could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Components of Our Results of Operations

The table below sets forth certain components of our condensed consolidated statements of comprehensive income as well as factors that impact such components. We present our results under one reportable segment, which is consistent with our structure and how we manage our business.

	For the Three Months Ended		For the Six Months Ended
(in thousands, except share and per share data)	2016	2015	2016	2015
Revenues:
Trading income, net	$166,547	$169,792	$352,836	$383,722
Interest and dividends income	5,422	9,415	9,690	14,597
Technology services	2,212	2,772	4,293	5,188
Total revenue	174,181	181,979	366,819	403,507

Operating Expenses:
Brokerage, exchange and clearance fees, net	55,573	56,501	115,298	117,639
Communication and data processing	17,953	17,549	35,675	35,492
Employee compensation and payroll taxes	20,809	15,165	43,366	42,065
Interest and dividends expense	14,097	16,841	27,634	26,407
Operations and administrative	5,891	6,669	10,810	15,160
Depreciation and amortization	7,800	8,186	15,527	17,849
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Charges related to share based compensation at IPO	516	44,194	1,111	44,194
Financing interest expense on senior secured credit facility	7,075	7,259	14,176	14,861
Total operating expenses	129,767	172,417	263,703	313,773
Income before income taxes and noncontrolling interest	44,414	9,562	103,116	89,734
Provision for income taxes	5,128	1,997	12,474	4,725
Net income	39,286	$7,565	$90,642	$85,009

Total Revenues

The majority of our revenues is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology and related services.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for approximately 96% and 93% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 96% and 95% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

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

Technology Services. We began providing technology services to a third party in 2013 pursuant to a three-year arrangement, which was renewed for one year on current existing terms in January 2016. In June 2016, we entered into a separate three-year arrangement with another third party to provide technology services. Technology services revenues represent fees charged for the licensing of our proprietary technology and the provision of related services, including hosting, management and support. These fees include an up-front component and a recurring fee for the relevant term, which may include both a fixed and variable component. Revenue is recognized ratably for these services over the contractual term of the agreement.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Virtu Employee Holdco, which held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $2.8 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively and $5.5 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

Charges Related to Share Based Compensation at IPO. At the consummation of the IPO and through the period ended June 30, 2016, we recognized non-cash compensation expenses in respect of the outstanding time vested Class B and East MIP Class B interests, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as discussed in Note 14 to the notes of the condensed consolidated financial statements.

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

Non-GAAP Financial Measures and Other Items

To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use the following non-GAAP measures of financial performance:

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

•

“Adjusted Net Income”, which measures our operating performance by adjusting Net Income to exclude amortization of purchased intangibles and acquired capitalized software, severance, transaction advisory fees and expenses, termination of office leases, equipment write-off, share based compensation charges related to share based compensation at IPO, 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on our senior secured credit facility, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, equipment write-off and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, share based compensation charges related to share based compensation at IPO, 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

•

“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial LLC units have been exchanged for Class A Common Stock, and applying a corporate tax rate of 35.5%.

Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized

Adjusted EPS are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP measures or similar non-GAAP measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide useful information to investors regarding our results of operations because they assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our credit agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted Net Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS differently, and as a result our measures of Adjusted Net Trading Income, Adjusted Net Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS should be considered in addition to, and not as a substitute for, Net Income in accordance with U.S. GAAP as a measure of performance. Our presentation of Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Adjusted Net Trading Income, Adjusted Net Income, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS and our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, Adjusted Net Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income (loss), cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP measure to the most directly comparable GAAP measure.

The following tables reconcile Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Income, EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$166,547	$169,792	$352,836	$383,722
Interest and dividends income	5,422	9,415	9,690	14,597
Brokerage, exchange and clearance fees, net	(55,573)	(56,501)	(115,298)	(117,639)
Interest and dividends expense	(14,097)	(16,841)	(27,634)	(26,407)
Adjusted Net Trading Income	$102,299	$105,865	$219,594	$254,273

Reconciliation of Net Income to Adjusted Net Income
Net Income	$39,286	$7,565	$90,642	$85,009
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Severance	—	—	193	303
Transaction advisory fees and expenses	155	—	155	—
Termination of office leases	—	—	(319)	2,729
Equipment write-off	—	—	428	1,468
Share based compensation	4,301	2,799	9,696	8,653
Charges related to share based compensation awards at IPO, 2015 Management Incentive Plan	1,505	1,259	2,701	1,259
Charges related to share based compensation awards at IPO	516	44,194	1,111	44,194
Adjusted Net Income	$45,816	$55,870	$104,713	$143,721

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$39,286	$7,565	$90,642	$85,009
Financing interest expense on senior secured credit facility	7,075	7,259	14,176	14,861
Depreciation and amortization	7,800	8,186	15,527	16,381
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Equipment write-off	—	—	428	1,468
Provision for Income Taxes	5,128	1,997	12,474	4,725
EBITDA	59,342	25,060	133,353	122,550

Severance	—	—	193	303
Transaction advisory fees and expenses	155	—	155	—
Termination of office leases	—	—	(319)	2,729
Share based compensation	4,301	2,799	9,696	8,653
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,505	1,259	2,701	1,259
Charges related to share based compensation awards at IPO	516	44,194	1,111	44,194
Adjusted EBITDA	$65,819	$73,312	$146,890	$179,688

Selected Operating Margins
Net Income Margin(1)	37.6%	7.0%	40.5%	32.8%
Adjusted Net Income Margin(2)	43.8%	51.4%	46.8%	55.4%
EBITDA Margin(3)	56.8%	23.1%	59.6%	47.2%
Adjusted EBITDA Margin(4)	63.0%	67.5%	65.6%	69.3%

(1)	Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.
(2)	Calculated by dividing Adjusted Net Income by the sum of Adjusted Net Trading Income and technology services revenue.
(3)	Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.
(4)	Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following tables reconcile Condensed Consolidated Statements of Comprehensive Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	For the Three Months Ended		For the Six Months Ended
	2016	2015	2016	2015
(in thousands, except share and per share data)
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$39,286	$7,565	$90,642	$85,009
Provision for income taxes	5,128	1,997	12,474	4,725
Income before income taxes	44,414	9,562	103,116	89,734
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Severance	—	—	193	303
Transaction advisory fees and expenses	155	—	155	—
Termination of office leases	—	—	(319)	2,729
Equipment write-off	—	—	428	1,468
Share based compensation	4,301	2,799	9,696	8,653
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,505	1,259	2,701	1,259
Charges related to share based compensation awards at IPO	516	44,194	1,111	44,194
Normalized Adjusted Net Income before income taxes	50,944	57,867	117,187	148,446
Normalized provision for income taxes(1)	18,085	20,543	41,601	52,698

Normalized Adjusted Net Income	$32,859	$37,324	$75,586	$95,748

Weighted Average Adjusted shares outstanding (2)	139,652,286	138,671,656	139,687,755	138,671,656

Normalized Adjusted EPS	$0.24	$0.27	$0.54	$0.69

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 35.5%.
(2)

Assumes that (1) holders of all vested and unvested Virtu Financial LLC Units (together with corresponding shares of Class C common stock), have exercised their right to exchange such Virtu Financial LLC Units for shares of Class A common stock on a one-for-one basis, (2) holders of all Virtu Financial LLC Units (together with corresponding shares of Class D common stock), have exercised their right to exchange such Virtu Financial LLC Units for shares of Class B common stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Including additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three and six months ended June 30, 2016 and 2015.

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016			2015
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$30,821	$482	30%	$27,331	$434	26%
EMEA Equities	12,913	202	13%	13,527	215	13%
APAC Equities	13,944	218	14%	9,808	156	9%
Global Commodities	21,276	332	21%	27,587	438	26%
Global Currencies	16,898	264	17%	24,691	392	23%
Options, Fixed income and Other Securities	8,257	129	8%	4,725	75	5%
Unallocated (1)	(1,810)	(28)	(3)%	(1,804)	(30)	(2)%
Total Adjusted Net Trading Income	$102,299	$1,599	100%	$105,865	$1,680	100%

	Six Months Ended June 30,
	2016			2015
		Average			Average
(In thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$68,099	$545	31%	$56,463	$455	22%
EMEA Equities	26,622	213	12%	30,926	249	12%
APAC Equities	26,124	209	12%	20,731	167	8%
Global Commodities	51,623	413	24%	62,241	502	25%
Global Currencies	37,399	299	17%	66,858	539	26%
Options, Fixed income and Other Securities	16,971	136	8%	13,923	112	6%
Unallocated (1)	(7,243)	(58)	(4)%	3,131	25	1%
Total Adjusted Net Trading Income	$219,595	$1,757	100%	$254,273	$2,049	100%

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total Revenues

Our total revenues decreased $7.8 million, or 4.3%, to $174.2 million for the three months ended June 30, 2016, compared to $182.0 million for the three months ended June 30, 2015. This decrease was primarily attributable to a decrease in trading income, net, of $3.3 million, and a decrease in interest and dividends income, of $4.0 million.

Trading Income, Net. Trading income, net, decreased $3.3 million, or 1.9%, to $166.5 million for the three months ended June 30, 2016, compared to $169.8 million for the three months ended June 30, 2015. The decrease was primarily attributable to the less favorable conditions in the Global Currencies, Global Commodities and EMEA Equities categories as a result of lower levels of volume and volatility within the currency, commodities and European equities markets that persisted throughout the three months ended June 30, 2016.  Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $4.0 million, or 42.6%, to $5.4 million for the three months ended June 30, 2016, compared to $9.4 million for the three months ended June 30, 2015. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues are recognized ratably over the term of the contract and therefore do not change significantly period over period. Technology services revenue decreased $0.6 million, or 21.4%, to $2.2 million for the three months ended June 30, 2016, compared to $2.8 million for the three three months ended June 30, 2015. The upfront fee component of our technology services arrangement entered in 2013 was fully recognized over the initial three-year term, resulting in the decrease during the three months ended June 30, 2016.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $3.6 million, or 3.4%, to $102.3 million for the three months ended June 30, 2016, compared to $105.9 million for the three months ended June 30, 2015. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $0.6 million from EMEA equities, $6.3 million from global commodities, and $7.8 million from global currencies. These decreases were primarily attributable to less favorable conditions in the Global Currencies, Global Commodities and EMEA Equities categories as a result of lower levels of volume and volatility within the currency, commodities and European equities markets that persisted throughout the three months ended June 30, 2016. The decreases in Adjusted Net Trading Income were partially offset by increases in Adjusted Net Trading Income from Americas equities of $3.5 million, from APAC equities of $4.1 million, and $3.5 million from options, fixed income and other securities compared to the prior period. These increases were primarily attributable to increased volumes in the Americas equities and APAC equities markets. Adjusted Net Trading Income per day decreased $0.08 million, or 4.8%, to $1.6 million for the three months ended June 30, 2016, compared to $1.7 million for the three months ended June 30, 2015. The number of trading days for the three months ended June 30, 2016 and 2015 were 64 and 63, respectively.

Operating Expenses

Our operating expenses decreased $42.6 million, or 24.7%, to $129.8 million for the three months ended June 30, 2016, compared to $172.4 million for the three months ended June 30, 2015. This decrease was primarily due to decreases in charges related to share based compensation at IPO of $43.7 million, in brokerage, exchange, and clearance fees of $0.9 million, in interest and dividend expense of $2.7 million, in operating and administrative expense of $0.8 million, in depreciation and amortization expense of $0.4 million, and in financing interest expense on senior secured credit facility of $0.2 million. These decreases in operating expenses were partially offset by increases in communication and data processing of $0.5 million, and in employee compensation and payroll taxes of $5.6 million. There was no change for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $0.9 million, or 1.6%, to $55.6 million for the three months ended June 30, 2016, compared to $56.5 million for the three months ended June 30, 2015. This decrease was primarily attributable to the decreases in market volume and volatility traded in the EMEA equities and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $0.5 million, or 2.9%, to $18.0 for the three months ended June 30, 2016, compared to $17.5 million for the three months ended June 30, 2015. This increase was primarily due to equipment purchases upon terminations of various operating lease contracts.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $5.6 million, or 36.8%, to $20.8 million for the three months ended June 30, 2016, compared to $15.2 million for the three months ended June 30, 2015. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. The increase in compensation levels for the three months ended June 30, 2016 was attributable to the decrease in incentive compensation accrual during the three months ended June 30, 2015.

Interest and Dividends Expense. Interest and dividends expense decreased $2.7 million, or 16.1%, to $14.1 million for the three months ended June 30, 2016, compared to $16.8 million for the three months ended June 30, 2015. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense decreased $0.8 million, or 11.9%, to $5.9 million for the three months ended June 30, 2016, compared to $6.7 million for the three months ended June 30, 2015. The decrease was primarily attributable to decrease in professional fees, and reduced occupancy charges, as well as efficient cost management across our overall operations.

Depreciation and Amortization. Depreciation and amortization decreased $0.4 million, or 4.9%, to $7.8 million for the three months ended June 30, 2016, compared to $8.2 million for the three months ended June 30, 2015. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended June 30, 2016, compared to $0.1 million for the three months ended June 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO in April 2015, we began recognizing non-cash compensation expenses in respect to the vesting of Class B and East MIP Class B interests. For the three months ended June 30, 2015, we recognized compensation expenses of approximately $44.2 million, which includes a one-time charge upon the IPO with respect to the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization of capitalized costs attributable to employees incurred in development of software for internal use, respectively. For the three months ended June 30, 2016, the expense was $0.5 million, which reflects monthly charges on the periodic vesting of awards over a specified service period, net of approximately $0.3 million and $0.3 million of capitalization and amortization, respectively.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on senior secured credit facility decreased $0.2 million, or 2.7%, to $7.1 million for the three months ended June 30, 2016, compared to $7.3 million for the three months ended June 30, 2015. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes increased $3.1 million, or 155.0%, to $5.1 million for the three months ended June 30, 2016, compared to $2.0 million for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total Revenues

Our total revenues decreased $36.7 million, or 9.1%, to $366.8 million for the six months ended June 30, 2016, compared to $403.5 million for the six months ended June 30, 2015. This decrease was primarily attributable to an decrease in trading income, net, of $30.9 million.

Trading Income, Net. Trading income, net, decreased $30.9 million, or 8.1%, to $352.8 million for the six months ended June 30, 2016, compared to $383.7 million for the six months ended June 30, 2015. The decrease was primarily attributable to the less favorable conditions in the Global Currencies, Global Commodities and EMEA Equities categories as a result of lower volume and volatility within currencies and European equities markets during the second quarter ended June 30, 2016, and the Swiss National Bank de-pegging announcement in January 2015, which had a substantial impact on the volume and volatility within the currency, commodities and European equities markets that persisted throughout the first quarter ended March 31, 2015.  Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $4.9 million, or 33.6%, to $9.7 million for the six months ended June 30, 2016, compared to $14.6 million for the six months ended June 30, 2015. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues decreased $0.9 million, or 17.3%, to $4.3 million for the six months ended June 30, 2016, compared to $5.2 million for the six months ended June 30, 2015. The upfront fee component of our technology services arrangement entered in 2013 was fully recognized over the initial three-year term, resulting in the decrease during the six months ended June 30, 2016.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $34.7 million, or 13.6%, to $219.6 million for the six months ended June 30, 2016, compared to $254.3 million for the six months ended June 30, 2015. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $4.3 million from EMEA equities, $10.6 million from global commodities, and $29.5 million from global currencies. These decreases were primarily attributable to less favorable conditions in the Global Currencies, Global Commodities and EMEA Equities categories as a result of lower volume and volatility within the currencies and European equities markets during the second quarter ended June 30, 2016, and the Swiss National Bank de-pegging announcement in January 2015, which had a positive impact on the volume and volatility within the currency, commodities and European equities markets that persisted throughout the first quarter ended March 31, 2015.  The decreases in Adjusted Net Trading Income were partially offset by an increase in Adjusted Net Trading Income from Americas equities of $11.6 million, APAC equities of $5.4 million, and $3.0 million from options, fixed income and other securities compared to the prior period. These increases were primarily attributable to increased volumes in the Americas equities and APAC equities markets. Adjusted Net Trading Income per day decreased $0.29 million, or 14.3%, to $1.76 million for the six months ended June 30, 2016, compared to $2.1 million for the six months ended June 30, 2015. The number of trading days were 125 and 124 for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Our operating expenses decreased $50.1 million, or 16.0%, to $263.7 million for the six months ended June 30, 2016, compared to $313.8 million for the six months ended June 30, 2015. This decrease was primarily due to decreases in brokerage, exchange, and clearance fees of $2.3 million, operating and administrative expense of $4.4 million, depreciation and amortization expense of $2.3 million, financing interest expense on senior secured credit facility of $0.7 million, and charges related to share based compensation at IPO of $43.1 million. These decreases in operating expenses were partially offset by an increase in communication and data processing of $0.2 million, employee compensation and payroll taxes of $1.3 million, interest and dividend expense of $1.2 million. There was no change for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $2.3 million, or 2.0%, to $115.3 million for the six months ended June 30, 2016, compared to $117.6 million for the six months ended June 30, 2015. This decrease was primarily attributable to the decreases in market volume and volatility traded in the EMEA equities and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $0.2 million, or 0.6%, to $35.7 for the six months ended June 30, 2016, compared to $35.5 million for the six months ended June 30, 2015. This increase was primarily due to non-recurring equipment purchases upon various operating lease contract terminations.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $1.3 million, or 3.1%, to $43.4 million for the six months ended June 30, 2016, compared to $42.1 million for the six months ended June 30, 2015. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. The increase was attributable to the compensation expense recognized from stock options granted in connection with the IPO in April 2015. Prior to the IPO, no such compensation expense was recognized.

Interest and Dividends Expense. Interest and dividends expense increased $1.2 million, or 4.5%, to $27.6 million for the six months ended June 30, 2016, compared to $26.4 million for the six months ended June 30, 2015. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense decreased $4.4 million, or 28.9%, to $10.8 million for the six months ended June 30, 2016, compared to $15.2 million for the six months ended June 30, 2015. The decrease was primarily attributable to the recognition of an expense in March 2015 of approximately $2.7 million arising from the acceleration of future lease payments of one of our office locations that was recognized as of the date we ceased using the location.

Depreciation and Amortization. Depreciation and amortization decreased $2.3 million, or 12.9%, to $15.5 million for the six months ended June 30, 2016, compared to $17.8 million for the six months ended June 30, 2015. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the six months ended June 30, 2016, compared to $0.1 million for the six months ended June 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO in April 2015, we began recognizing non-cash compensation expenses in respect to the vesting of Class B and East MIP Class B interests. For the six months ended June 30, 2015, we recognized compensation expenses of approximately $44.2 million, which includes a one-time charge upon the IPO with respect to the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization of capitalized costs attributable to employees incurred in development of software for internal use, respectively. For the six months ended June 30, 2016, the expense was $1.1 million, which reflects monthly charges on the periodic vesting of awards over a specified service period, net of approximately $0.6 million and $0.7 million of capitalization and amortization, respectively.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on senior secured credit facility decreased $0.7 million, or 4.7%, to $14.2 million for the six months ended June 30, 2016, compared to $14.9 million for the six months ended June 30, 2015. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facility upon the consummation of the IPO on April 21, 2015, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes increased $7.8 million, or 166.0%, to $12.5 million for the six months ended June 30, 2016, compared to $4.7 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

General

As of June 30, 2016, we had $149.4 million in cash and cash equivalents, which includes $50.3 million of net proceeds received from the IPO. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of June 30, 2016, we had borrowings under our short-term credit facilities of approximately $265.7 million, borrowing under broker dealer facilities of $68.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $497.3 million.  As of June 30, 2016, our regulatory capital requirements for domestic U.S. subsidiaries were $3.9 million, in aggregate.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 13 to the condensed consolidated financial statements included herein are expected to aggregate to approximately $218.4 million, ranging from approximately $8.1 million to $16.8 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 31, 2015, which was due March 15, 2016, but has been extended to September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of June 30, 2016.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	$42,810	$1,000	$41,810
Virtu Financial Capital Markets LLC	7,200	2,949	4,251

Broker-Dealer Credit Facilities

We are a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker‑dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by our broker‑dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, we entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by our broker‑dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 1.32% at June 30, 2016 and 1.25% at December 31, 2015). The Uncommitted Facility has a 364‑day term. We are a party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014 and April 24, 2015, which is provided on a committed basis and is available for borrowings by one of our broker‑dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. An upfront fee of $0.5 million was payable in four equal installments, on the closing date and on the last day of each of the three subsequent quarters. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Short-Term Credit Facilities

We maintain short term credit facilities with various prime brokers and other financial institutions from which we receive execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by us in the ordinary course, and amounts borrowed are collateralized by our trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $493 million and $478 million, the outstanding principal was $265.7 million and $219.1 million, and borrowings bore interest at a weighted average interest rate of 2.68% and 2.48% per annum, as of June 30, 2016, and December 31, 2015, respectively.  Interest expense in relation to the facilities for the three months ended June 30, 2016 and 2015 was approximately $1.4 million and $1.4 million, respectively, for the six months ended June 30, 2016 and 2015 was approximately $3.1 million and $2.7 million, respectively.

Senior Secured Credit Facilities

We entered into a senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011. As of June 30, 2016, our senior secured credit facility had an aggregate principal amount outstanding of $497.3 million, and it matures in November 2019. Prior to the consummation of the IPO, borrowings under our senior secured credit facility bore interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.5%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.5%. Following the consummation of the IPO, such borrowings now bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.0%.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of June 30, 2016, we were in compliance with all of our covenants.

Borrowings under our senior secured credit facility are secured by substantially all of our assets, other than the equity interests in and assets of our subsidiaries that are subject to, or potentially subject to, regulatory oversight, and our foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries.

On April 15, 2015, VFH Parent LLC, Virtu Financial’s wholly owned subsidiary, entered into a new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility became available upon the consummation of the IPO on April 21, 2015 and the payment of fees and expenses related to the new revolving credit facility. The new revolving credit facility was implemented pursuant to an amendment to an existing senior secured credit facility. The revolving credit facility is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility bears interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. A commitment fee of 0.50% per annum is applied on the average daily unused portion of the facility. In connection with the amendment described above and as discussed in Note 8, the incremental spread under the existing term loan was reduced by 0.50% upon the consummation of the IPO on April 21, 2015. As of June 30, 2016, we did not have any outstanding principal balance on the revolving credit facility.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended
(in thousands)	2016	2015
Net cash (used in) provided by :
Operating activities	$85,457	$182,921
Investing activities	(9,793)	(17,778)
Financing activities	(90,808)	(111,028)
Effect of exchange rate changes on Cash and cash equivalents	1,264	(3,001)
Net (decrease) increase in Cash and cash equivalents	$(13,880)	$51,114

Operating Activities

Net cash provided by operating activities was $85.5 million for the six months ended June 30, 2016, compared to $182.9 million for the six months ended June 30, 2015. The decrease of $97.4 million in net cash provided by operating activities was mainly attributable to $48.8 million net decrease in cash and securities positions held at our prime broker and clearing organizations and from collateralized transactions, and the decreased profitability after adjusting for non-cash items.

Investing Activities

Net cash used in investing activities was $9.8 million for the six months ended June 30, 2016, compared to $17.8 million for the six months ended June 30, 2015.  The decrease of $8.0 million was primarily attributable to a decrease of $7.4 million in property and equipment purchases as a result of decreased investment in networking and communication equipment for the six months ended June 30, 2016.

Financing Activities

Net cash used in financing activities was $90.8 million for the six months ended June 30, 2016 and $111.0 million for the six six months ended June 30, 2015. The decrease of $20.2 million was primarily attributable to the $23.0 million proceeds from short-term borrowings, net for the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

We are subject to various market risks, including those caused by changes in interest rates, credit, and foreign currency exchange rates. There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in Part I “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2015 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk factors” in our 2015 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016.

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

Virtu Financial, Inc.

DATE:	August 12th, 2016	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 12th , 2016	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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