Form 10-Q
period 2016-09-30
Virtu Financial, Inc.
filed 2016-11-10
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer   ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of November 10th, 2016
Class A common stock, par value $0.00001 per share	39,354,983
Class C common stock, par value $0.00001 per share	19,810,707
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2016

PART I - FINANCIAL INFORMATION

Financial Statements Introductory Note

Prior to our initial public offering (“IPO”), which was completed on April 21, 2015, our business was conducted through Virtu Financial LLC (“Virtu Financial”). The unaudited condensed consolidated financial statements and other disclosures contained in this report include those of Virtu Financial, Inc. (“we”, “us”, or the “Company”), which is the registrant, and those of Virtu Financial, in which the registrant became the managing member. Following a series of reorganization transactions that were completed on April 15, 2015 in connection with the IPO (the “Reorganization Transactions”), the IPO and a series of transactions undertaken in connection with secondary offerings completed in November 2015 and September 2016 (collectively, “Secondary Offerings”), the Company has become the owner of approximately 28.9% of the outstanding membership interests of Virtu Financial. For more information regarding the transactions described above, see Note 13, “Capital Structure,” to our audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).

The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of the Company, including consolidation of its investment in Virtu Financial, since April 16, 2015.  Prior to April 16, 2015, the unaudited condensed consolidated financial statements included herein represent the financial statements of Virtu Financial and subsidiaries (the “Group”). The historical unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015, do not reflect what the results of operations or cash flows of the Company or the Group would have been had the Reorganization Transactions, the IPO and the Secondary Offerings occurred in the beginning of such period. Accordingly, they do not give effect to the following matters:

•	Reorganization Transactions and the IPO;
•	U.S. corporate federal income taxes;
•	Noncontrolling interest held by other members of Virtu Financial; and
•	The Secondary Offerings.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
	September 30,	December 31,
(in thousands, except share and interest data)	2016	2015

Assets
Cash and cash equivalents	$145,999	$163,235
Securities borrowed	394,812	453,296
Securities purchased under agreements to resell	—	14,981
Receivables from broker dealers and clearing organizations	513,292	476,536
Trading assets, at fair value:
Financial instruments owned	1,155,074	1,038,039
Financial instruments owned and pledged	284,894	259,175
Property, equipment and capitalized software (net of accumulated depreciation of $105,011 and $98,595 as of September 30, 2016 and December 31, 2015, respectively)	30,697	37,501
Goodwill	715,379	715,379
Intangibles (net of accumulated amortization)	1,044	1,203
Deferred tax asset	193,721	193,740
Other assets ($46,124 and $5,984, at fair value, as of September 30, 2016 and December 31, 2015, respectively)	78,509	38,845
Total assets	$3,513,421	$3,391,930

Liabilities and equity
Liabilities
Short term borrowings	$17,600	$45,000
Securities loaned	481,947	524,603
Payables to broker dealers and clearing organizations	305,256	486,604
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,318,559	979,090
Tax receivable agreement obligations	226,048	218,399
Accounts payable and accrued expenses and other liabilities	94,857	86,775
Long term borrowings	526,077	493,589
Total liabilities	$2,970,344	$2,834,060

Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 39,532,614 and 38,379,858 shares, Outstanding — 39,354,983 and 38,210,209 shares at September 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2016 and December 31, 2015, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 20,976,598 and 20,976,598 shares, Outstanding — 19,810,707 and 20,976,598, at September 30, 2016 and December 31, 2015, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at September 30, 2016 and December 31, 2015, respectively	1	1
Treasury stock, at cost, 177,631 and 169,649 shares at September 30, 2016 and December 31, 2015, respectively	(3,819)	(3,819)
Additional paid-in capital	142,645	130,902
Retained Earnings	1,160	3,525
Accumulated other comprehensive income	600	99
Total stockholders' equity	$140,587	$130,708
Noncontrolling interest	402,490	427,162
Total equity	$543,077	$557,870

Total liabilities and equity	$3,513,421	$3,391,930

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Revenues:
Trading income, net	$156,706	$206,832	$509,542	$590,554
Interest and dividends income	5,271	6,425	14,961	21,022
Technology services	2,931	2,545	7,224	7,733
Other revenues (losses)	(102)	—	(102)	—
Total revenue	164,806	215,802	531,625	619,309

Operating Expenses:
Brokerage, exchange and clearance fees, net	52,118	61,814	167,416	179,453
Communication and data processing	17,903	16,110	53,578	51,602
Employee compensation and payroll taxes	20,816	24,736	64,182	66,801
Interest and dividends expense	15,615	12,827	43,249	39,234
Operations and administrative	5,543	4,857	16,353	20,017
Depreciation and amortization	7,158	8,176	22,685	26,025
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Charges related to share based compensation at IPO	333	1,107	1,444	45,301
Financing interest expense on long term borrowings	7,393	7,205	21,569	22,066
Total operating expenses	126,932	136,885	390,635	450,658
Income before income taxes and noncontrolling interest	37,874	78,917	140,990	168,651

Provision for income taxes	4,851	9,378	17,325	14,103

Net income	33,023	69,539	123,665	154,548
Noncontrolling interest	(25,997)	(57,233)	(97,913)	(141,768)

Net income available for common stockholders	$7,026	$12,306	$25,752	$12,780

Earnings per share
Basic	$0.18	0.36	$0.66	0.37
Diluted	$0.18	0.35	$0.66	0.37

Weighted average common shares outstanding
Basic	38,351,465	34,305,052	38,264,139	34,305,052
Diluted	38,351,465	34,738,733	38,264,139	34,641,497

Dividends declared per share of common stock	$—	—	$—	—

Net income	$33,023	$69,539	$123,665	$154,548
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	519	3,596	1,783	595
Comprehensive income	33,542	73,135	125,448	155,143
Less: Comprehensive income attributable to noncontrolling interest	(26,370)	(59,931)	(99,195)	(141,053)
Comprehensive income attributable to common stockholders	$7,172	$13,204	$26,253	$14,090

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

for the Nine Months Ended September 30, 2016(Unaudited)

									Additional	Retained	Accumulated
	Class A		Class C		Class D				Paid-in	Earnings	Other	Total	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2015	38,379,858	$—	20,976,598	$—	79,610,490	$1	(169,649)	$(3,819)	$130,902	$3,525	$99	$130,708	$427,162	$557,870
Share based compensation	49,088	—	(62,223)	—	—	—	—	—	10,772	—	—	10,772	—	10,772
Net income	—	—	—	—	—	—	—	—	—	25,752	—	25,752	97,913	123,665
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	501	501	1,282	1,783
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(123,867)	(123,867)
Dividends	—	—	—	—	—	—	—	—	—	(28,117)	—	(28,117)	—	(28,117)
Issuance of common stock in connection with secondary offering, net of offering costs	1,103,668	—	—	—	—	—	—	—	16,677	—	—	16,677	—	16,677
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connection with secondary offering	—	—	(1,103,668)	—	—	—	—	—	(17,383)	—	—	(17,383)	—	(17,383)
Issuance of tax receivable agreements in connection with secondary offering	—	—	—	—	—	—	—	—	1,677	—	—	1,677	—	1,677
Balance at September 30, 2016	39,532,614	$—	19,810,707	$—	79,610,490	$1	(169,649)	$(3,819)	$142,645	$1,160	$600	$140,587	$402,490	$543,077

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net Income	$123,665	$154,548

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,685	26,025
Amortization of purchased intangibles and acquired capitalized software	159	159
Amortization of debt issuance costs and deferred financing fees	1,396	1,287
Termination of office leases	—	2,729
Share based compensation	9,440	59,237
Equipment writeoff	428	—
Deferred taxes	9,345	—
Other	(1,267)	1,224
Changes in operating assets and liabilities:
Securities borrowed	58,484	(25,666)
Securities purchased under agreements to resell	14,981	31,463
Receivables from broker dealers and clearing organizations	(36,756)	(173,064)
Trading assets, at fair value	(142,754)	89,750
Other Assets	1,705	(1,109)
Securities loaned	(42,656)	243,866
Securities sold under agreements to repurchase	—	6,994
Payables to broker dealers and clearing organizations	(181,348)	(358,149)
Trading liabilities, at fair value	339,469	161,247
Accounts payable and accrued expenses and other liabilities	10,166	21,452
Net cash provided by operating activities	187,142	241,993

Cash flows from investing activities
Development of capitalized software	(6,044)	(6,190)
Acquisition of property and equipment	(8,933)	(14,418)
Investment in SBI Japannext described in Note 9	(38,754)	—
Net cash used in investing activities	(53,731)	(20,608)

Cash flows from financing activities
Distribution to members	—	(130,000)
Distribution from Virtu Financial to non-controlling interest	(123,867)	(80,909)
Dividends	(28,117)	—
Short-term borrowing, net	(27,400)	28,000
Payments on repurchase of non-voting common interest	(1,500)	(1,097)
Proceeds from long-term borrowings	33,078	—
Repayment of senior secured credit facility	(3,825)	(1,639)
Debt issuance costs	(93)	(874)
Issuance of common stock, net of offering costs	16,677	327,366
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connections with IPO	—	(277,153)
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connection with secondary offering	(17,383)	—
Net cash used in financing activities	(152,430)	(136,306)

Effect of exchange rate changes on Cash and cash equivalents	1,783	595

Net (decrease) increase in Cash and cash equivalents	(17,236)	85,674
Cash and cash equivalents, beginning of period	163,235	75,864
Cash and cash equivalents, end of period	$145,999	$161,538

Supplementary disclosure of cash flow information
Cash paid for interest	$43,827	$47,642
Cash paid for taxes	$15,008	$7,366

Non-cash investing activities
Compensation to developers subject to capitalization of software (of which $1,997 and $11,240 were capitalized for nine months ended September 30, 2016 and 2015, respectively)	$5,187	$25,420

Non-cash financing activities
Tax receivable agreement described in Note 4	$1,677	$23,041
Secondary offerings described in Note 13	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI”, or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership of approximately 28.9% of the membership interests of Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At September 30, 2016 and December 31, 2015, receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivable from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2016 and 2015.

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are recorded in other revenues (losses) in the condensed consolidated statements of comprehensive income . The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected.

In July 2016, the Company made a minority investment in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. The Company elected the fair value option to account for this equity method investment because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity.

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

The Company’s capitalized software development costs excluding the charges recognized in relation to the IPO disclosed below were approximately $2.5 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and $8.0 million and $8.1 million for the nine months ended September 30, 2016 and 2015, respectively. The related amortization expense was approximately $2.5 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively, and $7.4 million and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Additionally, in connection with the compensation charges related to non-voting interest units (formerly Class B intersts) recognized upon the IPO (Note 14), the Company capitalized approximately $0.02 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.06 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.1 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $0.7 million and $8.5 million for the nine months ended September 30, 2016 and 2015.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2016, the primary valuation method used to estimate the fair value of the Company’s reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which the Company’s management believes to be an appropriate indicator of its fair value.

Based on the results of the impairment tests performed, no goodwill impairment was recognized during the three and nine months ended September 30, 2016 and 2015, respectively.

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

Technology Services

Technology services revenues consist of technology licensing fees and agency commission fees. Technoloy licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and provision of associated management and hosting services. These fees include both upfront and annual recurring fees. Revenue from technology services is recognized once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Revenue is recognized ratably over the contractual service period. Agency commission fees are earned from agency trades executed by the Company on behalf of third parties.

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

The Company recognizes the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2016 and December 31, 2015 or the results of operations or cash flows for the three and nine months ended September 30, 2016 and 2015.

Comprehensive Income and Foreign Currency Translation

The Company’s operating results are reported in the condensed consolidated statements of comprehensive income pursuant to ASC 220, Comprehensive Income.

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

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential effects of adoption of ASU 2014-09 and ASU 2015-14 on the Company’s condensed consolidated financial statements.

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

Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 (fiscal year 2016 for the Company), and interim periods within those fiscal years.  Early adoption of the amendment is permitted and the Company has elected to early adopt this ASU effective as of March 31, 2015. In August 2015, the FASB issued ASU 2015-15, Interest – Presentation and Subsequent Measurement of Debit Issuance Costs Associated with Line-of-Credit Arrangement. The ASU stated that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reports debt issuance cost related to the long term borrowings as a direct deduction from the carrying amount of debt liability.

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

Statement of Cash Flows – In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU intended to reduce diversity in practice how certain transactions are classified in the Statement of cash flows by mandating classification of certain activities. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential effects of adoption of ASU 2016-15 on the Company’s condensed consolidated financial statements.

3. Earnings per Share

Historical earnings per share information is not applicable for reporting periods prior to the consummation of the Reorganization Transactions and the IPO because the ownership structure of the Company did not include a common unit of ownership. Net income available for common stockholders is based on the Company’s approximate 28.9% interest in Virtu Financial.

Basic earnings per share are calculated utilizing net income available for common stockholders from the three and nine months ended September 30, 2016 and 2015, respectively, divided by the weighted average number of shares of common stock outstanding during the same period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2016	2015	2016	2015
Basic earnings per share:
Net income available for common stockholders	$7,026	$12,306	$25,752	$12,780

Less: Dividends and undistributed earnings allocated to participating securities	(191)	—	(612)	—
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$6,835	12,306	$25,140	12,780

Weighted average shares of common stock outstanding:
Class A	38,351,465	34,305,052	38,264,139	34,305,052

Basic Earnings per share	$0.18	$0.36	$0.66	$0.37

Diluted earnings per share are calculated utilizing net income available for common stockholders, divided by the weighted average total number of shares of common stock outstanding during the three and nine months ended September 30, 2016 and 2015 including additional shares of common stock issued and issuable pursuant to the 2015 Management Incentive Plan (Note 13).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2016	2015	2016	2015
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$6,835	$12,306	$25,140	$12,780

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	38,351,465	34,305,052	38,264,139	34,305,052
Issuable pursuant to 2015 Management Incentive Plan(1)	—	433,681	—	336,445
	38,351,465	34,738,733	38,264,139	34,641,497

Diluted Earnings per share	$0.18	$0.35	$0.66	$0.37

(1)

The dilutive impact of unexercised stock options excludes from the computation of EPS 1,151,260 and 383,294 options for the three and nine months ended September 30, 2016, respectively, because inclusion of the options would have been anti-dilutive.

4. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu Members, as defined in Note 13, that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment is due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which was due March 15, 2016, but the due date was extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the Secondary Offerings, the Company recorded a deferred tax asset of $205.8 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases are expected to aggregate to approximately $226.0 million, ranging from approximately $7.4 million to $20.1 million per year over the next 15 years. The Company recorded a corresponding reduction to additional paid-in capital of approximately $20.2 million for the difference between the tax receivable agreements liability and the related deferred tax asset. In connection with the September 2016 secondary offering, the Company recorded an additional deferred tax asset of $9.3 million and payment liability pursuant to the tax receivable agreements of $7.6 million, with the $1.7 million difference recorded as an increase to additional paid-in capital. At September 30, 2016, the Company’s remaining deferred tax asset and the payment liability pursuant to the tax receivable agreements were approximately $187.4 million and $226.0 million, respectively. The amounts recorded as of September 30, 2016 reflect the current estimates and are subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill and no goodwill impairment was recognized in the three and nine months ended September 30, 2016 and 2015.

Acquired intangible assets consisted of the following as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	428	522		9
ETF buyer relationships	950	428	522		9
	$111,900	$110,856	$1,044

	As of December 31, 2015
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	349	601		9
ETF buyer relationships	950	348	602		9
	$111,900	$110,697	$1,203

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $0.16 million and $0.16 million for the nine months ended September 30, 2016 and 2015. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands)	2016	2015
Assets
Due from prime brokers	$129,273	$101,372
Deposits with clearing organizations	32,968	31,908
Net equity with futures commission merchants	157,900	174,615
Unsettled trades with clearing organization	76,301	102,890
Securities failed to deliver	116,850	65,751
Total receivables from broker-dealers and clearing organizations	$513,292	$476,536
Liabilities
Due to prime brokers	$285,189	$294,691
Net equity with futures commission merchants	—	46,537
Unsettled trades with clearing organization	20,067	145,376
Securities failed to receive	—	—
Total payables to broker-dealers and clearing organizations	$305,256	$486,604

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 8) of approximately $253.2 million and $219.1 million as of September 30, 2016 and December 31, 2015, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2016 and December 31, 2015, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Securities received as collateral:
Securities borrowed	$386,397	$437,220
Securities purchased under agreements to resell	—	14,985
	$386,397	$452,205

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Equities	$277,232	$232,731
Exchange traded notes	7,662	26,444
	$284,894	$259,175

8. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company's broker-dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company's broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 1.29% at September 30, 2016 and 1.25% at December 31, 2015). The Company is party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of the Company's broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company’s election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. As of September 30, 2016 and December 31, 2015, the Company had $17.6 million and $45.0 outstanding principal balance on the Uncommitted Facility, respectively. As of September 30, 2016 and December 31, 2015, the Company did not have any outstanding principal balance on or the Committed Facility. Interest expense for the three months ended September 30, 2016 and 2015 was approximately $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $0.8 million and $0.6 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $493 million and $478 million, and the outstanding principal was $253.2 million and $219.1 million as of September 30, 2016 and December 31, 2015, respectively, which were included within receivables from broker-dealers and clearing organizations within the condensed consolidated statements of financial condition. Borrowings bore interest at a weighted average interest rate of 2.76% and 2.48% per annum, as September 30, 2016 and December 31, 2015, respectively.  Interest expense in relation to the facilities for the three months ended September 30, 2016 and 2015 was approximately $1.8 million and $1.2 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $5.0 million and $3.9 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Long-Term Borrowings

SBI Bonds

On July 25, 2016, VFH Parent LLC (“VFH”) issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd..  The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 9).  The SBI Bonds were issued bearing interest at the rate per annum of 4.0% until their scheduled maturity on January 6, 2020.  Following the consummation of the Refinancing Transaction (as described in Note 18) and in accordance with the terms and conditions of the SBI Bonds, the rate per annum was increased to 5.0% as of October 2016.  The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other revenues (losses) in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($34.6 million) as of September 30, 2016 and the Company recorded a loss of $1.5 million due to the change in currency rates during the three and nine months ended September 30, 2016.

Net carrying amount of deferred financing fees capitalized in connection with the bonds issuance was approximately $0.04 million as of September 30, 2016, which are included as a deduction to long term borrowings in the accompanying condensed consolidated statements of financial condition. Amortization expense related to the deferred financing fees was approximately $0.002 million and $0.002 million for the three and nine months ended September 30, 2016. Amortization expense is included within financing interest expense on long term borrowings in the accompanying condensed consolidated statements of comprehensive income.

Senior Secured Credit Facility

On July 8, 2011, Virtu Financial, its wholly owned subsidiary, VFH, and each of its unregulated domestic subsidiaries entered into the credit agreement (the “Credit Agreement”) among VFH, Virtu Financial, Credit Suisse AG, as administrative agent, and the other parties thereto.  The credit facility funded a portion of the MTH acquisition with a term loan in the amount of $320.0 million to VFH. The credit facility was issued at a discount of 2.0% or $313.6 million, net of $6.4 million discount. The credit facility was initially subject to quarterly principal payments beginning on December 31, 2011 with the unpaid principal payable on maturity on July 8, 2016. Under the terms of the loan, VFH is subject to certain financial covenants, including a total net leverage ratio and an interest coverage ratio, as defined in the Credit Agreement. VFH is also subject to contingent principal payments based on excess cash flow, as defined in the Credit Agreement, and certain other triggering events. Borrowings are collateralized by substantially all the assets of the Company, other than the equity interests in and assets of its registered broker-dealer, regulated and foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of Virtu Financial’s or its domestic subsidiaries’ direct foreign subsidiaries.

The Credit Agreement was amended on February 5, 2013, May 1, 2013 and November 8, 2013. The amendments resulted in a decreased interest rate, changes in certain operating covenants, and increases in principal amount outstanding by $150.0 million on May 1, 2013 and $106.7 million on November 8, 2013, respectively. Additionally, the amendments reduced the annual minimum principal payments from 15% of the original principal amount to approximately 1% of the outstanding principal amount as of November 8, 2013, which was $510.0 million. The terms of the amended credit facility are otherwise substantially similar to the original credit facility, except as set forth below.

Term loans outstanding under the Credit Agreement bear interest at a rate per annum at the Company’s election equal to either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate (as defined in the Credit Agreement) plus 0.5% (c) the adjusted LIBOR rate (as defined in the Credit Agreement) for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 2.25% plus, in each case, 3.0%, or (ii) the greater of (x) the adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus 4.0%. Pursuant to the Amendment (as defined below), each incremental spread was reduced by 0.50% upon the consummation of the Company’s IPO. The rate at September 30, 2016 was 5.25%.

Net carrying amount of deferred financing fees capitalized in connection with the financing were approximately

$3.2 million and $4.7 million, respectively, as of September 30, 2016 and December 31, 2015, which are included as a deduction to long term borrowings in the accompanying condensed consolidated statements of financial condition. Amortization expense related to the deferred financing fees was approximately $0.3 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $0.9 million and $0.9 million. Amortization expense is included within financing interest expense on long term borrowings in the accompanying condensed consolidated statements of comprehensive income.

The net carrying amounts of debt discount were approximately of $1.2 million and $1.5 million, as of September 30, 2016 and December 31, 2015, respectively. The accreted expenses were approximately $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $0.3 million and $0.3 million, respectively. The accretion is included within financing interest expense on long term borrowings in the accompanying condensed consolidated statements of comprehensive income.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any outstanding principal balance on the revolving credit facility. Interest expenses in relation to this facility for the three and nine months ended September 30, 2016 were approximately $0.1 million and $0.1 million, respectively. The net carrying amounts for the deferred financing fees capitalized in connection with the revolving credit facility were approximately $0.5 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, which was included as a deduction to long term borrowings in the accompanying condensed consolidated statements of financial condition. Amortization expenses related to the deferred financing fees in connection with the revolving credit facility were approximately $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and for the nine months ended September 30, 2016 and 2015 were $0.2 million and $0.2 million, respectively.

Aggregate future required minimum principal payments based on the terms of this loan at September 30, 2016 were as follows:

(in thousands)
2016	$1,275
2017	5,100
2018	5,100
2019 and thereafter	519,061
Total principal of long-term borrowings	$530,536

The below table contains a reconciliation of the long term borrowings principal amount to the secured credit facility recorded in the condensed consolidated statements of financial condition:

	September 30,	December 31,
(in thousands)	2016	2015
Senior secured credit facility outstanding principal	$495,975	$499,800
SBI Bonds outstanding principal	34,561	—
Deferred financing fees	(3,252)	(4,713)
Discount on senior secured credit facility	(1,207)	(1,498)
Long term borrowings	$526,077	$493,589

9. Financial Assets and Liabilities

At September 30, 2016 and  December 31, 2015, substantially all of Company’s financial assets and liabilities, except for the long term borrowings and certain exchange memberships, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company's long-term borrowings approximate fair value as of September 30, 2016 and December 31, 2015 based on the recent transaction date of the SBI Bonds and the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, which would be categorized as Level 2.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities which are categorized as Level 2. Fair value of the Company's derivative contracts is based on the indicative prices obtained from the banks that are counterparties to these contracts, as well as management's own analyses. The indicative prices have been independently validated through the Company's risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At September 30, 2016 and December 31, 2015, the Company’s derivative contracts and non-U.S. government obligations have been categorized as Level 2.

As described in Note 2, the Company elected the fair value option to account for its equity investment in SBI, which has been categorized as Level 3. The valuation process involved for Level 3 measurements is completed on a quarterly basis. The Company employs two valuation methodologies when determining the fair value of investments categorized as Level 3, market comparable analysis and discounted cash flow analysis. The market comparable analysis considers key financial inputs, recent public and private transactions and other available measures. The discounted cash flow analysis incorporates significant assumptions and judgments and the estimates of key inputs used in this methodology include the discount rate for the investment and assumed inputs used to calculate terminal values, such as price/earnings multiples. Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method and the ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparable, the applicability of a discounted cash flow analysis and the expected holding period.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred. There were no transfers of financial instruments between levels during the nine months ended September 30, 2016 and 2015.

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2016:

	September 30, 2016
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,064,253	$55,551	$—	$—	$1,119,804
U.S. and Non-U.S. government obligations	—	5,557	—	—	5,557
Exchange traded notes	27,155	—	—	—	27,155
Interest rate swaps	—	328	—	—	328
Currency forwards	—	625,445	—	(623,241)	2,204
Options	—	26	—	—	26
	$1,091,408	$686,907	$—	$(623,241)	$1,155,074
Financial instruments owned, pledged as collateral:
Equity securities	$277,232	$—	$—	$—	$277,232
Exchange traded notes	7,662	—	—	—	7,662
	$284,894	$—	$—	$—	$284,894
Other Assets
Equity investment	$—	$—	$40,135	$—	$40,135
Exchange stock	5,989	—	—	—	5,989
	$5,989	$—	$40,135	$—	$46,124
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,284,434	$13,537	$—	$—	$1,297,971
Exchange traded notes	20,207	—	—	—	20,207
Interest rate swaps	—	332	—	—	332
Currency forwards	—	641,675	—	(641,675)	—
Options	—	49	—	—	49
	$1,304,641	$655,593	$—	$(641,675)	$1,318,559

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

Investment in SBI Japannext Co., Ltd.

On July 27, 2016, the Company purchased a minority interest (29.4%) in SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo, for $38.8 million in cash. In connection with the investment, VFH issued bonds to certain affiliates of SBI Japannext and used the proceeds to finance the transaction (Note 8).

The Company’s initial fair value of SBI was determined using the discounted cash flow method, an income approach, with the discount rate of 15.9% applied to the cash flow forecasts. The Company also used a market approach based on 19x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of SBI at September 30, 2016 was determined based on the transaction price from the SBI investment at the current Japanese Yen currency rate. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in fair value of SBI is reflected in other revenues (losses) in the condensed consolidated statements of comprehensive income.

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2016
						Change in Net
						Unrealized Gains
						/ (Losses) on
						Investments
	Balance at		Total Realized	Net Transfers	Balance at	still held at
	December 31,		and Unrealized	into (out of)	September 30,	September 30,
(in thousands)	2015	Purchases	Gains / (Losses)	Level 3	2016	2016
Assets
Other assets:
Equity investment	$-	$38,754	$1,381	$—	$40,135	$1,381
Total	$-	$38,754	$1,381	$—	$40,135	$1,381

Offsetting of Financial Assets and Liabilities

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

The following tables set forth gross and net presentation of certain financial assets and financial liabilities as of September 30, 2016 and December 31, 2015, pursuant to the requirements of ASU 2011-11 and ASU 2013-01.

	September 30, 2016
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$394,812	$—	$394,812	$(387,767)	$(3,117)	$3,928
Trading assets, at fair value:
Currency forwards	625,445	(623,241)	2,204	—	—	2,204
Options	26	—	26	(26)	—	—
Interest rate swaps	328	—	328	(328)	—	—
Total	$1,020,611	$(623,241)	$397,370	$(388,121)	$(3,117)	$6,132

			Net Amounts of
		Gross Amounts	Liabilities Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$481,947	$—	$481,947	$(481,377)	$—	$570
Trading liabilities, at fair value:
Currency forwards	641,675	(641,675)	—	—	—	—
Options	49	—	49	(26)	(23)	—
Interest rate swaps	332	—	332	(328)	(4)	—
Total	$1,124,003	$(641,675)	$482,328	$(481,731)	$(27)	$570

	December 31, 2015
			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$453,296	$—	$453,296	$(443,659)	$(281)	$9,356
Securities purchased under agreements to resell	14,981	—	14,981	(14,981)	—	—
Trading assets, at fair value:
Currency forwards	795,435	(785,855)	9,580	—	—	9,580
Options	168	—	168	(139)	—	29
Interest rate swaps	311	—	311	(311)	—	—
Total	$1,264,191	$(785,855)	$478,336	$(459,090)	$(281)	$18,965

			Net Amounts of
			Liabilities
		Gross Amounts	Presented
		Offset in the	in the	Gross Amounts Not Offset In the
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$524,603	$—	$524,603	$(521,407)	$—	$3,196
Trading liabilities, at fair value:
Currency forwards	746,014	(746,014)	—	—	—	—
Options	163	—	163	(139)	(24)	—
Interest rate swaps	319	—	319	(311)	(8)	—
Total	$1,271,099	$(746,014)	$525,085	$(521,857)	$(32)	$3,196

Excluded from the fair value and offsetting tables above is net unsettled value on long and short futures contracts in the amounts of $29.1 million and $(8.1) million, which are included within receivables from broker-dealers and clearing organizations as of September 30, 2016 and December 31, 2015, respectively, and $0.5 million and $(11.7) million, which are included within payables to broker-dealers and clearing organizations as of September 30, 2016 and December 31, 2015, respectively, and would be categorized as Level 1.

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	September 30, 2016
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Securities lending transactions:
Equity securities	$481,947	$—	$—	$—	$481,947
Total	$481,947	$—	$—	$—	$481,947

10. Derivative Instruments

The fair value of the Company's derivative instruments on a gross basis consisted of the following at September 30, 2016 and December 31, 2015:

(in thousands)		September 30, 2016		December 31, 2015
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$(938)	$620,648	$(1,017)	$617,398
Commodity futures	Receivables from broker dealers and clearing organizations	26,816	22,537,937	(8,431)	18,635,531
Currency futures	Receivables from broker dealers and clearing organizations	3,245	4,174,705	1,358	3,059,575
Fixed income futures	Receivables from broker dealers and clearing organizations	(10)	1,703	30	232,473
Options	Financial instruments owned	26	6,027	168	24,453
Currency forwards	Financial instruments owned	625,445	87,403,369	795,435	69,614,513
Interest rate swaps	Financial instruments owned	328	5,000	311	82,010

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$(478)	$118,438	$202	$75,428
Commodity futures	Payables to broker dealers and clearing organizations	(230)	90,570	585	25,932
Currency futures	Payables to broker dealers and clearing organizations	1,235	104,294	(12,475)	2,570,005
Options	Financial instruments sold, not yet purchased	49	6,207	163	1
Currency forwards	Financial instruments sold, not yet purchased	641,675	90,169,873	746,014	71,019,047
Interest rate swaps	Financial instruments sold, not yet purchased	332	5,000	319	82,010

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Futures	$197,650	$274,510	$618,245	$915,383
Currency forwards	(52,796)	(100,752)	(37,076)	(111,010)
Options	(65)	(1,111)	(411)	(1,484)
Interest rate swaps	(2)	2	2	4
	$144,787	$172,649	$580,760	$802,893

11. Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, the Company’s business was historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such most of its income is not subject to U.S. federal and certain state income taxes. Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2016 and 2015, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provision for income taxes and effective tax rate were $4.8 million and 12.8% and $9.4 million and 11.9% for the three months ended September 30, 2016 and 2015, respectively, and $17.3 million and 12.3% and $14.1 million and 8.4% for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of September 30, 2016 and December 31, 2015.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2016, the Company’s tax years for 2012 through 2015 and 2009 through 2015 are subject to examination by U.S. and non-U.S. tax authorities, respectively.

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more governmental, regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (“NYAG”). Certain of these matters may result, or have resulted, in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In addition, in December 2015 the enforcement committee of the Autorité des marchés financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, the Company has accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF. The Company’s management believes that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and the Company is pursuing its rights of appeal. Subject to the foregoing, based on information currently available, management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, although they might be material for the Company’s results of operations or cash flows for any particular reporting period.

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

Secondary Offerings

In November 2015, an offering of 6,473,371 shares of the Company’s Class A common stock was completed by the Company and certain selling stockholders affiliated with Silver Lake Partners, one of the Virtu Members.  The selling stockholders sold 6,075,837 shares of Class A common stock and the Company sold 397,534 shares of Class A common stock at a price to the public of $22.15 per share.  The selling stockholders received all of the net proceeds from the sale of shares of Class A common stock by them in the offering.  The Company used its net proceeds from the offering to purchase common units in Virtu Financial (and paired shares of Class C common stock) from one of its non-executive employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock.

In September 2016, an offering (collectively with the November 2015 offering, the “Secondary Offerings”) of 1,103,668 shares of the Company’s Class A common stock was completed by the Company.  The Company sold 1,103,668 shares of Class A common stock at a price to the public of $15.75 per share. The Company used the net proceeds from the offering to purchase common units in Virtu Financial (and paired shares of Class C common stock) from certain employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock, which was the price at which the shares were offered to the public less a commission of $0.10 per share. As a result of the completion of the IPO, the Reorganization Transactions and the Secondary Offerings, the Company holds approximately 28.9% interest in Virtu Financial at September 30, 2016.

Distributions in Connection with the IPO

In connection with the IPO, the holders of the outstanding equity interests in Virtu Financial prior to the consummation of the Reorganization Transactions (the “Virtu Financial Pre-IPO Members”) authorized the Company as the managing member of Virtu Financial to make distributions to the Virtu Financial Pre-IPO Members in an aggregate amount up to $50.0 million and on such dates as the Company determined in its sole discretion. Since the IPO, the Virtu Financial Pre-IPO Members have received distributions of $20.0 million. The Company has not recorded a liability as there is no obligation to make any further distributions to the Virtu Financial Pre-IPO Members and any such discretionary distributions will be funded from cash on hand.

14. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Class A-2 profits interests were issued to Virtu Employee Holdco LLC (“Employee Holdco”), a holding company that holds the interests on behalf of certain key employees or stakeholders. During the three and nine months ended September 30, 2016 and 2015, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at the date of grant. The Company recognized compensation expense related to the vesting of non-voting common interest units (formerly Class A-2 profits interests) of $0.4 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and recognized $1.1 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $1.0 million, and this amount is expected to be recognized over a weighted average period of 1.1 years.

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

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East

MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Virtu Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized compensation expense in respect of non-voting common interest units (formerly Class B interests) vested of $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and recognized $0.7 million and $46.4 million for the three and nine months ended September 30, 2015. The compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. As of September 30, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $1.1 million and this amount is expected to be recognized over a weighted average period of 1.2 years.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.02 million and $0.06 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $9.6 million for the three and nine months ended September 30, 2015, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.1 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, and were approximately $0.5 million and $8.5 million for the three and nine months ended September 30, 2015, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company. The weighted-average assumptions used by the Company in estimating the grant date fair values of Class A-2 profits, Class B and East MIP Class B interests for the nine months ended September 30, 2015 are summarized below:

Nine Months Ended
September 30, 2015
Expected life (in years)	2.7
Weighted average risk free interest rate	0.72%
Expected stock price volatility	47%
Expected dividend yield	—

In connection with Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of September 30, 2016 and December 31, 2015, there were 14,231,535 and 15,394,426 non-voting common interest units outstanding, respectively, and 1,100,668 and 1,162,891 non-voting common interest units and corresponding Class C common stock were exchanged into Class A common stock, forfeited or repurchased during the three and nine months ended September 30, 2016.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2016 and 2015:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2014	—	$—	—	—	$—
Granted	9,228,000	19.00	10.00	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(124,000)	—	—	—	—
At September 30, 2015	9,104,000	$19.00	9.55	—	$—

At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(645,000)	—	—	—	—
At September 30, 2016	8,349,000	$19.00	8.55	2,087,250	$19.00

The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model with the following assumptions:

Nine Months Ended
September 30, 2015
Expected life (in years)	6.25
Weighted average risk free interest rate	1.52%
Expected stock price volatility	30%
Expected dividend yield	5.05%
Weighted average fair value at grant date	$3.02

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

The Company recognized $1.5 million and $4.2 million of compensation expense in relation to the stock options for the three and nine months ended September 30, 2016, respectively, and $1.7 million and $3.0 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, total unrecognized share-based compensation expense related to unvested stock options was $16.0 million, and these amounts are to be recognized over a weighted average period of 2.6 years.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described above in Note 13, subsequent to the IPO, 576,693 shares of immediately vested Class A common stock and 984,466 restricted stock units were granted, which vest over a period of up to 4 years. The fair value of the Class A common stock and restricted stock units was determined based on a volume weighted average price and will be recognized on a straight line basis over the vesting period. The Company accrued compensation expense related to Class A common stock expected to be granted as part of year-end compensation of $2.9 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and accrued $8.7 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes activity related to the restricted stock units for the nine months ended September 30, 2016:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2015	984,466	$22.32
Granted	35,095	17.81
Forfeited	(115,869)	22.51
Vested	(49,088)	20.11
At September 30, 2016	854,604	$22.22

The Company recognized $1.6 million and $4.7 million of compensation expense in relation to the restricted stock units for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.3 million of compensation expense in relation to the restricted stock units for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, total unrecognized share-based compensation expense related to unvested restricted stock units was $14.5 million, and this amount is to be recognized over a weighted average period of 2.3 years.

15. Regulatory Requirement

As of September 30, 2016, two subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At September 30, 2016, the subsidiaries had net capital of approximately $60.7 million and $8.9 million, which was approximately $59.7 million and $7.9 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2015, the subsidiaries had net capital of approximately $64.2 million and $8.5 million, which was approximately $63.2 million and $7.5 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, the Company was required to maintain $1.9 million and $1.9 million of capital in connection with the operation of the Company's Designated Market Maker (“DMM”) business as of September 30, 2016 and December 31, 2015, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the Company is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Revenues:
United States	$109,324	$147,347	$341,458	$415,750
Australia	1	—	7	-
Ireland	31,936	41,094	112,481	133,211
Singapore	23,505	27,361	77,363	70,348
China	40	—	316	—
Total revenues	$164,806	$215,802	$531,625	$619,309

17. Related Party Transactions

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Silver Lake Partners and its affiliates have a significant ownership interest in Dell. During the three months ended September 30, 2016 and 2015, the Company paid $0.6 million and $1.1 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company paid $2.1 million and $2.5 million, respectively, to Dell for these purchases and leases.

In the ordinary course of business, the Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek Holdings (Private) Limted and its affiliates have a significant ownership interest in Level 3. During the three months ended September 30, 2016 and 2015, the Company paid $0.7 million and $0.8 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company paid $1.9 million and $3.1 million, respectively, to Level 3 for these services.

Similarly, in the ordinary course of business, the Company purchases market data and related services from Interactive Data Pricing and Reference Data, Inc (“Interactive Data”) and SunGard Securities Finance LLC (“SunGard”).  Silver Lake Partners and its affiliates have a significant ownership interest in Interactive Data and SunGard. During the three months ended September 30, 2016 and 2015, the Company paid $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company paid $0.3 million and $0.3 million, respectively, to Interactive Data for these purchases. During the three months ended September 30, 2016 and 2015, the Company paid $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company paid $0.2 million and $0.2 million, respectively, to Sungard for these purchases. Finally, in the ordinary course of business, the Company purchases telecommunications services from Singapore Telecommunications Limited (“Singtel”).  Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Singtel. During the three months ended September 30, 2016 and 2015, the Company paid $0.04 million and $0.03 million, respectively, and during nine months ended September 30, 2016 and 2015, the Company paid $0.1 million and $0.1 million, respectively, to Singtel for these purchases.

As of September 30, 2016, and December 31, 2015, the Company had a payable of $0.09 million and $0.2 million to its related parties, respectively, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On October 27, 2016, Virtu Financial and VFH entered into a third amended and restated credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, lead arranger and bookrunner and BMO Capital Markets Corp., as syndication agent (the “Refinancing Transaction”).  The third amended and restated credit agreement amends and restated in its entirety the existing Credit Agreement.  Under the third amended and restated credit agreement (i) VFH’s existing term loan facility was replaced by a senior secured first lien term loan in an aggregate principal amount of $540.0 million, drawn in its entirety on the closing date and (ii) VFH’s existing senior secured first lien revolving facility with aggregate commitments of $100.0 million remains in effect. The term loan borrowings under the third amended and restated credit agreement will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.75%, plus, in each case, 2.50%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0.75%, plus, in each case, 3.50%.  In addition, the term loans were issued at a discount of 0.25%. Borrowings under the third amended and restated credit agreement continue to be secured by substantially all of VFH’s assets, other than the equity interests in and assets of its subsidiaries that are subject to, or potentially subject to, regulatory oversight, and its foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries. Under the terms of the third  amended and restated credit agreement, term loans will mature on October 27th, 2022 and revolving commitments will terminate and outstanding revolving loans will mature on April 15, 2018, subject in each case to certain exceptions and permitted extensions as set forth in the third amended and restated credit agreement.

The Company’s Board of Directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and restricted stock unit, payable on December 15, 2016 to holders of record as of the close of business on December 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the financial condition and results of operations covers the three and nine months ended September 30, 2016 and 2015, should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Basis of Preparation

Prior to the Reorganization Transactions and our IPO, we did not conduct any activities other than those incident to our formation and our IPO. Our unaudited condensed consolidated financial statements the three and nine months ended September 30, 2015 (with the completion of the Reorganization Transactions on April 16, 2015) reflect the operations of Virtu Financial and its consolidated subsidiaries.  Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 reflect our operations and those of our consolidated subsidiaries (including Virtu Financial).

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Revenues:
Trading income, net	$156,706	$206,832	$509,542	$590,554
Interest and dividends income	5,271	6,425	14,961	21,022
Technology services	2,931	2,545	7,224	7,733
Other revenues (losses)	(102)	—	(102)	—
Total revenue	164,806	215,802	531,625	619,309

Operating Expenses:
Brokerage, exchange and clearance fees, net	52,118	61,814	167,416	179,453
Communication and data processing	17,903	16,110	53,578	51,602
Employee compensation and payroll taxes	20,816	24,736	64,182	66,801
Interest and dividends expense	15,615	12,827	43,249	39,234
Operations and administrative	5,543	4,857	16,353	20,017
Depreciation and amortization	7,158	8,176	22,685	26,025
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Charges related to share based compensation at IPO	333	1,107	1,444	45,301
Financing interest expense on long term borrowings	7,393	7,205	21,569	22,066
Total operating expenses	126,932	136,885	390,635	450,658
Income before income taxes and noncontrolling interest	37,874	78,917	140,990	168,651

Provision for income taxes	4,851	9,378	17,325	14,103

Net income	33,023	$69,539	$123,665	$154,548
Noncontrolling interest	(25,997)	(57,233)	(97,913)	(141,768)

Net income available for common stockholders	$7,026	$12,306	$25,752	$12,780

Earnings per share
Basic	$0.18	0.36	$0.66	0.37
Diluted	$0.18	0.35	$0.66	0.37

Weighted average common shares outstanding
Basic	38,351,465	34,305,052	38,264,139	34,305,052
Diluted	38,351,465	34,738,733	38,264,139	34,641,497

Net income	$33,023	$69,539	$123,665	$154,548
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	519	$3,596	$1,783	$595
Comprehensive income	33,542	73,135	125,448	155,143
Less: Comprehensive income attributable to noncontrolling interest	(26,370)	(59,931)	(99,195)	(141,053)
Comprehensive income attributable to common stockholders	$7,172	$13,204	$26,253	$14,090

Total Revenues

The majority of our revenues is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology and related services.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for approximately 95% and 96% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 96% and 95% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

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

Technology Services. Technology servies revenues include technology licensing fees and agency commission fees. Technology licensing fees are charged for the licensing of our proprietary technology and the provision of related services, including hosting, management and support. These fees include an up-front component and a recurring fee for the relevant term, which may include both a fixed and variable component. Revenue is recognized ratably for these services over the contractual term of the agreement. We began providing technology licensing services to a third party in 2013 pursuant to a three-year arrangement, which was renewed for one year on current existing terms in January 2016. In July 2016, we entered into a separate three-year arrangement with another third party to provide technology services. Agency commission fees are charged for agency trades executed by us on behalf of third party broker dealers. We began providing agency execution services in January 2016, and revenue is recognized based on the trade volume executed.

Other Revenues (losses). In July 2016, we made a minority investment in SBI Japannext Co., Ltd. (“SBI”), a Proprietary Trading System based in Tokyo, for $38.8 million which was substantially paid in Japanese Yen. In connection with the investment, we issued bonds to certain affiliates of SBI Japannext and used the proceeds of ¥3.5 billion to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Virtu Employee Holdco, which held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $2.5 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively and $8.0 million and $8.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Charges Related to Share Based Compensation at IPO. At the consummation of the IPO and through the period ended September 30, 2016, we recognized non-cash compensation expenses in respect of the outstanding time vested Class B and East MIP Class B interests, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as discussed in Note 14 to the notes of the condensed consolidated financial statements.

Financing Interest Expense on Long Term Borrowings. Financing interest expense reflects interest accrued on outstanding indebtedness, under our long term borrowings.

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

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on our long term borrowings, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, equipment write-off and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, share based compensation charges related to share based compensation at IPO, 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

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

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP measures or similar non-GAAP measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide useful information to investors regarding our results of operations because they assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our credit agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS differently, and as a result our measures of Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS should be considered in addition to, and not as a substitute for, Net Income in accordance with U.S. GAAP as a measure of performance. Our presentation of Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Adjusted Net Trading Income, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS and our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted Net Trading Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income (loss), cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP measure to the most directly comparable GAAP measure.

The following tables reconcile Condensed Consolidated Statements of Comprehensive Income to arrive at EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$156,706	$206,832	$509,542	$590,554
Interest and dividends income	5,271	6,425	14,961	21,022
Brokerage, exchange and clearance fees, net	(52,118)	(61,814)	(167,416)	(179,453)
Interest and dividends expense	(15,615)	(12,827)	(43,249)	(39,234)
Adjusted Net Trading Income	$94,244	$138,616	$313,838	$392,889

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$33,023	$69,539	$123,665	$154,548
Financing interest expense on long term borrowings	7,393	7,205	21,569	22,066
Depreciation and amortization	7,158	8,176	22,685	26,025
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Provision for Income Taxes	4,851	9,378	17,325	14,103
EBITDA	52,478	94,351	185,403	216,901

Severance	77	342	270	645
Transaction advisory fees and expenses	521	—	676	—
Termination of office leases	—	—	(319)	2,729
Trading related settlement income	(2,975)	—	(2,975)	—
Other losses (revenues)	102	—	102	—
Equipment write-off	—	—	428	—
Share based compensation	4,892	3,254	14,587	11,907
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,512	1,655	4,212	2,913
Charges related to share based compensation awards at IPO	333	1,107	1,444	45,301
Adjusted EBITDA	$56,940	$100,709	$203,828	$280,396

Selected Operating Margins
Net Income Margin(1)	34.0%	49.3%	38.5%	38.6%
EBITDA Margin(2)	54.0%	66.8%	57.7%	54.1%
Adjusted EBITDA Margin(3)	58.6%	71.3%	63.5%	70.0%

(1)	Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.
(2)	Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.
(3)	Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following tables reconcile Condensed Consolidated Statements of Comprehensive Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	For the Three Months Ended		For the Nine Months Ended
	2016	2015	2016	2015
(in thousands, except share and per share data)
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$33,023	$69,539	$123,665	$154,548
Provision for income taxes	4,851	9,378	17,325	14,103
Income before income taxes	37,874	78,917	140,990	168,651
Amortization of purchased intangibles and acquired capitalized software	53	53	159	159
Severance	77	342	270	645
Transaction advisory fees and expenses	521	—	676	—
Termination of office leases	—	—	(319)	2,729
Equipment write-off	—	251	428	1,719
Trading related settlement income	(2,975)	—	(2,975)	—
Other losses (revenues)	102	—	102	—
Share based compensation	4,892	3,254	14,587	11,907
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,512	1,655	4,212	2,913
Charges related to share based compensation awards at IPO	333	1,107	1,444	45,301
Normalized Adjusted Net Income before income taxes	42,389	85,579	159,574	234,024
Normalized provision for income taxes(1)	15,048	30,381	56,649	83,079

Normalized Adjusted Net Income	$27,341	$55,198	$102,925	$150,945

Weighted Average Adjusted shares outstanding (2)	139,687,848	138,881,040	139,685,124	138,783,804

Normalized Adjusted EPS	$0.20	$0.40	$0.74	$1.09

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 35.5%.
(2)

Assumes that (1) holders of all vested and unvested Virtu Financial LLC Units (together with corresponding shares of Class C common stock), have exercised their right to exchange such Virtu Financial LLC Units for shares of Class A common stock on a one-for-one basis, (2) holders of all Virtu Financial LLC Units (together with corresponding shares of Class D common stock), have exercised their right to exchange such Virtu Financial LLC Units for shares of Class B common stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three and nine months ended September 30, 2016 and 2015.

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016			2015
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$24,738	$387	26%	$45,815	$716	33%
EMEA Equities	8,181	128	9%	15,087	236	11%
APAC Equities	12,609	197	13%	13,144	205	10%
Global Commodities	26,600	416	28%	28,273	442	20%
Global Currencies	12,883	201	14%	23,289	364	17%
Options, Fixed income and Other Securities	5,844	91	6%	10,988	172	8%
Unallocated (1)	3,390	53	4%	2,020	31	1%
Total Adjusted Net Trading Income	$94,245	$1,473	100%	$138,616	$2,166	100%

	Nine Months Ended September 30,
	2016			2015
		Average			Average
(In thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$92,837	$491	30%	$102,278	$455	26%
EMEA Equities	34,803	184	11%	46,013	249	12%
APAC Equities	38,733	205	12%	33,875	167	9%
Global Commodities	78,223	414	25%	90,514	502	23%
Global Currencies	50,282	266	16%	90,147	539	23%
Options, Fixed income and Other Securities	22,814	121	7%	24,911	112	6%
Unallocated (1)	(3,854)	(20)	(1)%	5,151	25	1%
Total Adjusted Net Trading Income	$313,838	$1,661	100%	$392,889	$2,049	100%

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total Revenues

Our total revenues decreased $51.0 million, or 23.6%, to $164.8 million for the three months ended September 30, 2016, compared to $215.8 million for the three months ended September 30, 2015. This decrease was primarily attributable to a decrease in trading income, net, of $50.1 million.

Trading Income, Net. Trading income, net, decreased $50.1 million, or 24.2%, to $156.7 million for the three months ended September 30, 2016, compared to $206.8 million for the three months ended September 30, 2015. The decrease was primarily attributable to the less favorable conditions across all asset classes  as a result of lower levels of volume and volatility within the equities, currencies, and commodities markets that persisted throughout the three months ended September 30, 2016. The decrease was partially offset by $3.0 million income from a settlement fund established as a result of a trading related class action lawsuit in which we participated as a class member. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $1.1 million, or 17.2%, to $5.3 million for the three months ended September 30, 2016, compared to $6.4 million for the three months ended September 30, 2015. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services include technology licensing fees and agency commission fees. Technology licensing fees include an up-front component and a recurring fee that may include both a fixed and variable component, and are recognized ratably over the term of the contract and therefore do not change significantly period over period unless there are new counterparties. Agency commission fees are positively correlated to the volume of the trades excuted by our broker dealer. Technology services revenue increased $0.4 million, or 16.0%, to $2.9 million for the three months ended September 30, 2016, compared to $2.5 million for the three months ended September 30, 2015. The increase was primarily attributable to a new technology services contract executed with a new counterparty related to US Treasuries Dealer to Dealer market making on electronic trading venues in July 2016, as well as the agency commission fees generated from agency execution services started in January 2016.

Other Revenues (losses). Other revenues and (losses) were incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $1.4 million and $(1.5) million, respectively, for the three months ended September 30, 2016. There were no such revenues (losses) for the three month ended September 30, 2015.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $44.4 million, or 32.0%, to $94.2 million for the three months ended September 30, 2016, compared to $138.7 million for the three months ended September 30, 2015. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $21.1 million from Americas Equities, $6.9 million from EMEA equities, $1.7 million from global commodities, $10.4 million from global currencies, APAC equities from $0.5 million, and $5.1 million from options, fixed income and other securities. These decreases were primarily attributable to the less favorable conditions across all asset classes as a result of lower levels of volume and volatility within the equities, currencies, and commodities markets that persisted throughout the three months ended September 30, 2016. The decreases in Adjusted Net Trading Income were partially offset by $3.0 million income from a settlement fund established as a result of a trading related class action lawsuit in which the we participated as a class member. Adjusted Net Trading Income per day decreased $0.69 million, or 32.0%, to $1.5 million for the three months ended September 30, 2016, compared to $2.2 million for the three months ended September 30, 2015. The number of trading days for the three months ended September 30, 2016 and 2015 were 64 and 64, respectively.

Operating Expenses

Our operating expenses decreased $10.0 million, or 7.3%, to $126.9 million for the three months ended September 30, 2016, compared to $136.9 million for the three months ended September 30, 2015. This decrease was primarily due to decreases in in brokerage, exchange, and clearance fees of $9.7 million, in depreciation and amortization expense of $1.0 million, in charges related to share based compensation at IPO of $0.8 million, and in employee compensation and payroll taxes of $3.9 million. These decreases in operating expenses were partially offset by increases in communication and data processing of $1.8 million, in operating and administrative expense of $0.6 million, in interest and dividend expense of $2.8 million, and in financing interest expense on long term borrowings of $0.2 million. There was no change for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $9.7 million, or 15.7%, to $52.1 million for the three months ended September 30, 2016, compared to $61.8 million for the three months ended September 30, 2015. This decrease was primarily attributable to the decreases in market volume and volatility traded in the EMEA equities and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $1.8 million, or 11.2%, to $17.9 million for the three months ended September 30, 2016, compared to $16.1 million for the three months ended September 30, 2015. This increase was primarily due to commencement of new connectivity connections, as well as increases in market data fees. The increase was partially offset by reductions in discontinued connectivity connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $3.9 million, or 15.8%, to $20.8 million for the three months ended September 30, 2016, compared to $24.7 million for the three months ended September 30, 2015. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. The decrease in compensation levels was attributable to the decrease in incentive compensation accrual during the three months ended September 30, 2016. Incentive compensation accrual is recoded at management’s discretion and is generally accrued in connection with the overall level of profitability.

Interest and Dividends Expense. Interest and dividends expense increased $2.8 million, or 21.9%, to $15.6 million for the three months ended September 30, 2016, compared to $12.8 million for the three months ended

September 30, 2015. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $0.6 million, or12.2%, to $5.5 million for the three months ended September 30, 2016, compared to $4.9 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase in miscellaneous office and employee placements expenses.

Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 12.2%, to $7.2 million for the three months ended September 30, 2016, compared to $8.2 million for the three months ended September 30, 2015. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended September 30, 2016, compared to $0.1 million for the three months ended September 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO in April 2015, we began recognizing non-cash compensation expenses in respect to the vesting of Class B and East MIP Class B interests. For the three months ended September 30, 2015, we recognized compensation expenses of approximately $44.2 million, which includes a one-time charge upon the IPO with respect to the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization of capitalized costs attributable to employees incurred in development of software for internal use, respectively. For the three months ended September 30, 2016, the expense was $0.5 million, which reflects monthly charges on the periodic vesting of awards over a specified service period, net of approximately $0.3 million and $0.3 million of capitalization and amortization, respectively.

Financing Interest Expense on Long Term Borrowings.  Financing interest expense on senior secured credit facility increased $0.2 million, or 2.8%, to $7.4 million for the three months ended September 30, 2016, compared to $7.2 million for the three months ended September 30, 2015. This increase was due to the new issuance of SBI Bonds that bear interest at the rate per annum of 4.0%, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Provision for income taxes decreased $4.5 million, or 47.9%, to $4.9 million for the three months ended September 30, 2016, compared to $9.4 million for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total Revenues

Our total revenues decreased $87.7 million, or 14.2%, to $531.6 million for the nine months ended September 30, 2016, compared to $619.3 million for the nine months ended September 30, 2015. This decrease was primarily attributable to an decrease in trading income, net, of $81.1 million.

Trading Income, Net. Trading income, net, decreased $81.1 million, or 13.7%, to $509.5 million for the nine months ended September 30, 2016, compared to $590.6 million for the nine months ended September 30, 2015. The decrease was primarily attributable to the less favorable conditions in the Americas Equities, Global Currencies, Global Commodities and EMEA Equities categories as a result of lower volume and volatility within currencies and European equities markets during the third quarter ended September 30, 2016, and the Swiss National Bank de-pegging announcement in January 2015, which had a substantial impact on the volume and volatility within the currency, commodities and European equities markets that persisted throughout the first quarter ended March 31, 2015. The decrease was partially offset by $3.0 million income from a settlement fund established as a result of a trading related class action lawsuit in which we participated as a class member.  Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income decreased $6.0 million, or 28.6%, to $15.0 million for the nine months ended September 30, 2016, compared to $21.0 million for the nine months ended September 30, 2015. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues include technology licensing fees and agency commission fees. Technology services revenues decreased $0.5 million, or 6.5%, to $7.2 million for the nine months ended September 30, 2016, compared to $7.7 million for the nine months ended September 30, 2015. The upfront fee component of one of our technology services arrangements entered in 2013 was fully recognized over the initial three-year term, resulting in the decrease during the nine months ended September 30, 2016. The decrease was partially offset by a new technology services contract executed with a new counterparty related to US Treasuries Dealer-to Dealer market making on electronic trading venues in July 2016, and agency commission fees generated from agency execution services started in January 2016.

Other Revenues (losses). Other revenues and (losses) were incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $1.4 million and $(1.5) million, respectively, for the nine months ended September 30, 2016. There were no such revenues (losses) for the nine month ended September 30, 2015.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $79.1 million, or 20.1%, to $313.8 million for the nine months ended September 30, 2016, compared to $393.0 million for the nine months ended September 30, 2015. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $9.4 million from Americas equities, $11.2 million from EMEA equities, $12.3 million from global commodities, $39.9 million from global currencies,. These decreases were primarily attributable to less favorable conditions in the Americas Equities, Global Currencies, Global Commodities and EMEA Equities categories as a result of lower volume and volatility within the American equities, commodities, currencies and European equities markets during the third quarter ended September 30, 2016, and the Swiss National Bank de-pegging announcement in January 2015, which had a positive impact on the volume and volatility within the currency, commodities and European equities markets that persisted throughout the first quarter ended March 31, 2015.  The decreases in Adjusted Net Trading Income were partially offset by an increase in Adjusted Net Trading Income from APAC equities of $4.9 million, and $2.1 million from options, fixed income and other securities compared to the prior period. The increase in APAC equities was primarily attributable to increased volumes in APAC equities markets. Adjusted Net Trading Income per day decreased $0.39 million, or 18.9%, to $1.66 million for the nine months ended September 30, 2016, compared to $2.1 million for the nine months ended September 30, 2015. The number of trading days were 189 and 188 for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Our operating expenses decreased $60.1 million, or 13.3%, to $390.6 million for the nine months ended September 30, 2016, compared to $450.7 million for the nine months ended September 30, 2015. This decrease was primarily due to decreases in brokerage, exchange, and clearance fees of $12.1 million, operating and administrative expense of $3.6 million, depreciation and amortization expense of $3.3 million, financing interest expense on long term borrowings of $0.5 million, employee compensation and payroll taxes of $2.6 million, and charges related to share based compensation at IPO of $43.9 million. These decreases in operating expenses were partially offset by an increase in communication and data processing of $2.0 million, and interest and dividend expense of $4.0 million. There was no change for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $12.1 million, or 6.7%, to $167.4 million for the nine months ended September 30, 2016, compared to $179.5 million for the nine months ended September 30, 2015. This decrease was primarily attributable to the decreases in market volume and volatility traded in the Americas equities, EMEA equities and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $2.0 million, or 3.9%, to $53.6 for the nine months ended September 30, 2016, compared to $51.6 million for the nine months ended September 30, 2015. This increase was primarily due to commencement of new connectivity connections, and purchase of equipment upon expiration of various lease contracts, as well as increases in market data fees. The increase was partially offset by reductions in discontinued connectivity connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $2.6 million, or 3.9%, to $64.2 million for the nine months ended September 30, 2016, compared to $66.8 million for the nine months ended September 30, 2015. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. The decrease was attributable to the compensation expense recognized from stock options granted in connection with the IPO in April 2015. Prior to the IPO, no such compensation expense was recognized.

Interest and Dividends Expense. Interest and dividends expense increased $4.0 million, or 10.2%, to $43.2 million for the nine months ended September 30, 2016, compared to $39.2 million for the nine months ended September 30, 2015. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense decreased $3.6 million, or 18.0%, to $16.4 million for the nine months ended September 30, 2016, compared to $20.0 million for the nine months ended September 30, 2015. The decrease was primarily attributable to the recognition of an expense in March 2015 of approximately $2.7 million arising from the acceleration of future lease payments of one of our office locations that was recognized as of the date we ceased using the location.

Depreciation and Amortization. Depreciation and amortization decreased $3.3 million, or 12.7%, to $22.7 million for the nine months ended September 30, 2016, compared to $26.0 million for the nine months ended September 30, 2015. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.2 million for the nine months ended September 30, 2016, compared to $0.2 million for the nine months ended September 30, 2015.

Charges related to share based compensation at IPO. At the consummation of the IPO in April 2015, we began recognizing non-cash compensation expenses in respect to the vesting of Class B and East MIP Class B interests. For the nine months ended September 30, 2015, we recognized compensation expenses of approximately $44.2 million, which includes a one-time charge upon the IPO with respect to the outstanding time vested Class B and East MIP Class B interests, net of $9.5 million and $8.0 million in capitalization and amortization of capitalized costs attributable to employees incurred in development of software for internal use, respectively. For the nine months ended September 30,

2016, the expense was $1.1 million, which reflects monthly charges on the periodic vesting of awards over a specified service period, net of approximately $0.6 million and $0.7 million of capitalization and amortization, respectively.

Financing Interest Expense on Long Term Borrowings. Financing interest expense on long term borrowings decreased $0.5 million, or 2.3%, to $21.6 million for the nine months ended September 30, 2016, compared to $22.1 million for the nine months ended September 30, 2015. This decrease was due to the 0.50% incremental spread reduction after the amendment of our existing senior secured credit facilities upon the consummation of the IPO on April 21, 2015. This decrease was partially offset by the new issuance of SBI Bonds that bear interest at the rate per annum of 4.0%, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for Income Taxes

Historically, as a limited liability company treated as a partnership for U.S. federal income tax purposes, most of our income has not been subject to corporate tax, but instead our members have been taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes increased $3.2 million, or 22.7%, to $17.3 million for the nine months ended September 30, 2016, compared to $14.1 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

General

As of September 30, 2016, we had $146.0 million in cash and cash equivalents, which includes $50.3 million of net proceeds received from the IPO. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of September 30, 2016, we had borrowings under our short-term credit facilities of approximately $253.2 million, borrowings under broker dealer facilities of $17.6 million, and long-term borrowings in an aggregate principal amount of approximately $530.5 million.  As of September 30, 2016, our regulatory capital requirements for domestic U.S. subsidiaries were $3.9 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain a committed revolving credit facility for Virtu Financial BD LLC, one of our wholly owned broker-dealer subsidiaries. Effective July 18, 2016, we entered into an amendment to extend the term of the committed broker dealer credit facilities, to July 17, 2017, as discussed in Note 8 of the accompanying condensed consolidated financial statements.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 13 to the condensed consolidated financial statements included herein are expected to aggregate to approximately $226.0 million, ranging from approximately $7.4 million to $20.1 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due 120 days after the filing of our tax return for the year ended December 31, 2015, which was due March 15, 2016, but has been extended to September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax  distributions that we receive from our subsidiaries.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of September 30, 2016.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	$60,671	$1,000	$59,671
Virtu Financial Capital Markets LLC	8,892	2,918	5,974

Broker-Dealer Credit Facilities

We are a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker‑dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by our broker‑dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, we entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by our broker‑dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 1.29% at September 30, 2016 and 1.25% at December 31, 2015). The Uncommitted Facility has a 364‑day term. We are a party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of our broker‑dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. An upfront fee of $0.5 million was payable in four equal installments, on the closing date and on the last day of each of the three subsequent quarters. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Short-Term Credit Facilities

We maintain short term credit facilities with various prime brokers and other financial institutions from which we receive execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by us in the ordinary course, and amounts borrowed are collateralized by our trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $493 million and $478 million, the outstanding principal was $253.2 million and $219.1 million, and borrowings bore interest at a weighted average interest rate of 2.76% and 2.48% per annum, as of September 30, 2016, and December 31, 2015, respectively.  Interest expense in relation to the facilities for the three months ended September 30, 2016 and 2015 was approximately $1.8 million and $1.2 million, respectively, for the nine months ended September 30, 2016 and 2015 was approximately $5.0 million and $3.9 million, respectively.

Long-Term Borrowings

We issued SBI Bonds in the aggregate principal amount of ¥3.5 billion to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd., in July 2016. The SBI Bonds were issued bearing interest at the rate per annum of 4.0% with the scheduled maturity on January 6, 2020. The aggregate principal balance was ¥3.5 billion (approximately $34.6 million) as of September 30, 2016.

We entered into a senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011. As of September 30, 2016, our senior secured credit facility had an aggregate principal amount outstanding of $496.0 million, and it matures in November 2019. Prior to the consummation of the IPO, borrowings under our senior secured credit facility bore interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.5%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.5%. Following the consummation of the IPO, such borrowings now bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus

0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.25%, plus, in each case, 3.0%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 1.25%, plus, in each case, 4.0%.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of September 30, 2016, we were in compliance with all of our covenants.

Borrowings under our senior secured credit facility are secured by substantially all of our assets, other than the equity interests in and assets of our subsidiaries that are subject to, or potentially subject to, regulatory oversight, and our foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries.

On April 15, 2015, VFH Parent LLC (“VFH”), Virtu Financial’s wholly owned subsidiary, entered into a new revolving credit facility with a syndicate of lenders in the amount of $100 million for general corporate purposes. The new revolving credit facility became available upon the consummation of the IPO on April 21, 2015 and the payment of fees and expenses related to the new revolving credit facility. The new revolving credit facility was implemented pursuant to an amendment to an existing senior secured credit facility. The revolving credit facility is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility bears interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. A commitment fee of 0.50% per annum is applied on the average daily unused portion of the facility. In connection with the amendment described above and as discussed in Note 8, the incremental spread under the existing term loan was reduced by 0.50% upon the consummation of the IPO on April 21, 2015. As of September 30, 2016, we did not have any outstanding principal balance on the revolving credit facility.

On October 27, 2016, Virtu Financial and VFH entered into a third amended and restated credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, lead arranger and bookrunner and BMO Capital Markets Corp., as syndication agent (the “Refinancing Transaction”).  The third amended and restated credit agreement amends and restated in its entirety the existing Credit Agreement.  Under the third amended and restated credit agreement (i) VFH’s existing term loan facility was replaced by a senior secured first lien term loan in an aggregate principal amount of $540.0 million, drawn in its entirety on the closing date and (ii) VFH’s existing senior secured first lien revolving facility with aggregate commitments of $100.0 million remains in effect. The term loan borrowings under the third amended and restated credit agreement will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.75%, plus, in each case, 2.50%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0.75%, plus, in each case, 3.50%.  In addition, the term loans were issued at a discount of 0.25%. Borrowings under the third amended and restated credit agreement continue to be secured by substantially all of VFH’s assets, other than the equity interests in and assets of its subsidiaries that are subject to, or potentially subject to, regulatory oversight, and its foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries. Under the terms of the third  amended and restated credit agreement, term loans will mature on October 27th, 2022 and revolving commitments will terminate and outstanding revolving loans will mature on April 15, 2018, subject in each case to certain exceptions and permitted extensions as set forth in the third amended and restated credit agreement.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended
(in thousands)	2016	2015
Net cash (used in) provided by :
Operating activities	$187,142	$241,993
Investing activities	(53,731)	(20,608)
Financing activities	(152,430)	(136,306)
Effect of exchange rate changes on Cash and cash equivalents	1,783	595
Net (decrease) increase in Cash and cash equivalents	$(17,236)	$85,674

Operating Activities

Net cash provided by operating activities was $187.1 million for the nine months ended September 30, 2016, compared to $242.0 million for the nine months ended September 30, 2015. The decrease of $54.9 million in net cash provided by operating activities was mainly attributable to $30.8 million decrease in net income due to decreases in volume and volatility.

Investing Activities

Net cash used in investing activities was $53.7 million for the nine months ended September 30, 2016, compared to $20.6 million for the nine months ended September 30, 2015.  The increase of $33.1 million was primarily attributable to the minority interest investment in SBI Japannext, a Proprietary Trading System based in Tokyo, for approximately $38.8 million. The increase was partially offset by a decrease of $5.9 million in property and equipment purchases as a result of decreased investment in networking and communication equipment for the nine months ended September 30, 2016.

Financing Activities

Net cash used in financing activities was $152.4 million for the nine months ended September 30, 2016 and $136.3 million for the six nine months ended September 30, 2015. The increase of $16.1 million was primarily attributable to the increase of $55.4 million used for short term borrowing, net, which was partially offset by the proceeds from long term borrowings of $33.1 million for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015.

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

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value. In July 2016, we made a minority investment in a proprietary trading system. We elected the fair value option to account for an equity investment because we believe that fair value is the most relevant measurement attribute for the investment, as well as to reduce operational and accounting complexity.

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

We tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2016, the primary valuation method used to estimate the fair value of the our reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which the management believes to be an appropriate indicator of its fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We also have been, are currently, and may in the future be, the subject of one or more governmental, regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. In addition, in

December 2015, the enforcement committee of the Autorité des marchés financiers (“AMF”) fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its conclusion that the subsidiary engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The relevant trading activities were conducted on or around 2009, prior to our acquisition of the subsidiary from MTH.  We believe that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and we are pursuing our rights of appeal.  We have also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (“NYAG”).

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

10.1*

Third Amended and Restated Credit Agreement, dated as of October 27, 2016, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner and BMO Capital Markets Corp, as syndication agent.

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

Virtu Financial, Inc.

DATE:	November 10th, 2016	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 10th, 2016	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

10.1*

Third Amended and Restated Credit Agreement, dated as of October 27, 2016, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner and BMO Capital Markets Corp, as syndication agent.

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