Form 10-K/A
period 2016-12-31
Virtu Financial, Inc.
filed 2017-04-28
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $684 million, based on the closing price of $18.00 per share as reported by The NASDAQ Stock Market LLC (“NASDAQ”) on such date.

As of April 27, 2017, the Company has the following classes of common stock outstanding:

Class of Stock	Shares Outstanding as of April 27, 2017
Class A common stock, par value $0.00001 per share	40,667,276
Class C common stock, par value $0.00001 per share	19,081,435
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO

AMENDMENT NO. 1

TO THE

FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2016

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Annual Report on Form 10‑K/A (this “Amendment”) to amend the Annual Report on Form 10‑K for the fiscal year ended December 31, 2016 (File Number 001‑37352) (the “Original Filing”), as filed by the Company with the Securities and Exchange Commission (the “SEC”), on March 14, 2017.

The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders. This Amendment hereby amends and restates Part III (Items 10 through 14) of the Original Filing, as set forth below. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10‑K, which permits the information required by Part III of Form 10‑K to be incorporated by reference in the Form 10‑K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year.  Because of the Company’s recent focus on its proposed acquisition of KCG Holdings, Inc., as described in Item 13 of this Amendment, the Company now expects to file its proxy statement for the Company’s 2017 Annual Meeting of Stockholders in the middle of May, rather than at the end of April.

In addition, as required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer, as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment. The Company is amending and refiling Part IV of the Original Filing to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of the Original Filing, other than Part III (Items 10 through 14) and Part IV are true or complete as of any date subsequent to the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our directors and executive officers as of April 27, 2017.

Name	Age	Position
Vincent Viola	61	Founder, Executive Chairman and Chairman of the Board of Directors
Douglas A. Cifu	51	Chief Executive Officer and Director
Joseph Molluso	48	Executive Vice President and Chief Financial Officer
Venu Palaparthi	47	Senior Vice President, Compliance, Regulatory and Government Affairs
General John Philip Abizaid (Ret.)	66	Director
William F. Cruger, Jr.	58	Director
John D. Nixon	61	Director
Christopher C. Quick	59	Director
John F. (Jack) Sandner	75	Director
Michael T. Viola	30	Director

Set forth below is a brief biography of each of our executive officers and directors.

Directors

Vincent Viola is our founder and has served as our Executive Chairman since November 2013. He is also the Chairman of our board of directors. He previously served as Chief Executive Officer and Chairman of the board of directors of Virtu Financial and its predecessors since April 2008. Mr. Viola is one of the nation’s foremost leaders in electronic trading. He was the founder of Virtu Financial Operating LLC (“Virtu East”) in 2008, a founder of Madison Tyler Holdings, LLC (“Madison Tyler Holdings”) in 2002 and the former Chairman of the New York Mercantile Exchange (“NYMEX”). Mr. Viola started his career in the financial services industry on the floor of the NYMEX and became Vice Chairman from 1993 to 1996 and Chairman from 2001 to 2004. Mr. Viola graduated from the U.S. Military Academy at West Point in 1977. He later graduated from the U.S. Army Airborne, Infantry and Ranger Schools and served in the 101st Airborne Division. In 1983, he graduated from New York Law School. Mr. Viola’s extensive business experience in the financial services industry provides our board of directors with valuable knowledge and experience in the electronic trading and market making business. In addition, as our founder, Mr. Viola has successfully led Virtu since its inception and provides our board of directors with valuable insight regarding strategic decisions and the future direction of our Company.

Douglas A. Cifu has been our Chief Executive Officer and a member of our board of directors since November 2013. He previously served as Virtu Financial’s President and Chief Operating Officer and has served on its board of directors since co-founding the firm in April 2008. Prior to co-founding Virtu, Mr. Cifu was a partner at the international law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, where he practiced corporate law from 1990 to 2008. Mr. Cifu also serves on the board of directors of Independent Bank Group, Inc., a regional bank holding company. Mr. Cifu completed his J.D. at Columbia Law School in 1990 and received his B.A. from Columbia University in 1987, from which he graduated magna cum laude. Mr. Cifu’s experience as a corporate attorney provides us with valuable insight regarding acquisitions, debt financings, equity financings and public markets.

General John Philip Abizaid (Ret.) became a member of our board of directors in April 2015 and has been a member of Virtu Financial’s board of directors since July 2011. Since 2007, Gen. Abizaid has served as an international business and leadership consultant. Gen. Abizaid retired from the U.S. Army in 2007 after 34 years of service, during which time he rose from an infantry platoon leader to become a four-star general and the longest-serving commander of

U.S. Central Command. During his distinguished career, his command assignments ranged from infantry combat to delicate international negotiations. Gen. Abizaid serves as the Distinguished Chair of the Combating Terrorism Center at West Point. He has been a member of the Council on Foreign Relations and the International Institute for Strategic Studies, and served as a Director of the George Olmsted Foundation. In addition to serving on our board, Gen. Abizaid serves on the board of directors for USAA and RPM, Inc. Gen. Abizaid’s extensive international, military and governmental experience and previous service on the boards of other companies adds significant value to our board of directors and to our Company.

William F. Cruger, Jr. became a member of our board of directors in April 2015 and has been a member of our board of directors of Virtu Financial since February 2015. He was most recently Vice Chairman of Investment Banking at J.P. Morgan and Co., where he was responsible for key client relationships on a global basis. Previously, Mr. Cruger held a number of senior positions at J.P. Morgan, including Managing Director in the Financial Institutions group from 1996 to 2011. During this time, he also oversaw the rationalization of the firm’s private equity investments in trading platforms and related ventures at Lab Morgan from 2000 to 2001. Prior to this, Mr. Cruger ran the firm’s investment banking practices in Japan from 1991 to 1996, Latin America from 1989 to 1991 and Emerging Asia from 1984 to 1988. Mr. Cruger currently serves on the board of MarketAxess Holdings Inc. and People’s United Financial, Inc., and has previously served on the boards of Archipelago Holdings, Inc., CreditTrade, Inc. and Capital IQ, Inc. He has an M.B.A. from Columbia University and a B.A. from Clark University. Mr. Cruger’s extensive experience in financial markets and financial leadership adds significant value to our board of directors.

John D. Nixon became a member of our board of directors in May 2015. Mr. Nixon has more than 30 years of international experience in the interdealer broker industry with ICAP plc (“ICAP”) and, previously, with Tullett Prebon. He served as a non-executive director of ICAP from 1998 to 2002 and was appointed an executive director in May 2008. Mr. Nixon was a member of ICAP’s Global Executive Management Group since 2003 with responsibility, over that period, for business divisions and strategic acquisitions. He represented the ICAP Americas businesses to the ICAP board, was chairman of the i-Swap business and had been responsible for the implementation of the ICAP Swap Execution Facility. Mr. Nixon holds a degree in Commerce from Queen’s University, Ontario. On March 31, 2015, Mr. Nixon retired from the ICAP board. In addition to serving on our board, Mr. Nixon serves as a Senior Advisor to Teneo Holdings. Mr. Nixon’s extensive business experience in the interdealer broker industry adds significant value to our board of directors.

Christopher C. Quick became a member of our board of directors in April 2016. Mr. Quick has more than 30 years of experience in the securities and financial services industries. He is the former CEO of Banc of America Specialist, Inc., a wholly-owned subsidiary of Bank of America Corporation and member firm of the New York Stock Exchange (“NYSE”). He is also a past Vice Chairman of Global Wealth and Investment Management with Bank of America. From 1982 to 2004, he served as Chairman and Chief Executive Officer of Q&R Specialist, JJC Specialist and Fleet Specialists where he remained following the firm’s acquisition by Bank of America Corporation. He is a member of the board of directors of The Alfred E. Smith Memorial Foundation Inc. and Mutual of America. He is also a former member of the NYSE Board of Directors, the board of directors of KCG and the Board of Trustees for the Boys Club of New York. Mr. Quick received a B.S. in Finance from Fairfield University in 1979. Mr. Quick’s qualifications to serve on our board of directors include his significant experience in the financial services and securities industries, including in the specialist business, and in senior leadership roles and his substantial experience with post-merger and acquisition integration matters.

John F. (Jack) Sandner became a member of our board of directors in April 2015 and has been a member of Virtu Financial’s board of directors since November 2011. Mr. Sandner has served as a member of the board of directors of CME Group Inc. since 1978 and has been a member of CME for more than 30 years. He also served as Special Policy Advisor from 1998 to 2005. Previously, he served as Chairman of the board of CME Group Inc. for 13 years. Mr. Sandner has served as Chairman of E*Trade Futures, LLC since 2003. Mr. Sandner previously served as President and CEO of RB&H Financial Services, L.P., a futures commission merchant and clearing firm (“RB&H Financial Services”), from 1985 to 2003. RB&H Financial Services is now a division of MF Global. Mr. Sandner serves as a consultant to RB&H Financial Services. Mr. Sandner currently serves on the board of the National Futures Association and serves as one of our board representatives on the Dubai Mercantile Exchange. Mr. Sandner currently serves on the board of CME Group Inc. and Echo Global Logistics, Inc. and previously served on the board of Click Commerce Inc.

Mr. Sandner’s extensive business experience in the electronic market making business and his previous service on the boards of other public companies adds significant value to our board of directors.

Michael T. Viola became a member of our board of directors in April 2016. Mr. Viola previously served the Company in a variety of roles since 2011, most recently as a senior trader focused on foreign exchange products and global commodities. Mr. Viola currently serves as the President of the Viola family’s private investment office, located in New York City. In addition, Mr. Viola is a member of the board of directors of Independent Bank Group, Inc., which he joined in February 2013. Mr. Viola also served on the board of a family-founded nonprofit organization focused on Catholic education initiatives in inner-city communities from 2010 to 2011. Mr. Viola’s significant experience in electronic market making and his experience as the director of another public company adds significant value to our board of directors.

Executive Officers

Joseph Molluso has been our Executive Vice President and Chief Financial Officer since November 2013. Prior to joining Virtu, Mr. Molluso was a Managing Director in Investment Banking at J.P. Morgan from March 2006 to November 2013, where he provided strategic advice to financial institutions with a focus on market structure related companies. Mr. Molluso started his career as an investment banker specializing in financial services companies in 1997 at Donaldson, Lufkin & Jenrette and its successor, Credit Suisse, where he helped establish the global financial technology group. Mr. Molluso received his M.B.A. from New York University in 1997 and his B.B.A. from Pace University in 1991.

Venu Palaparthi has been our Senior Vice President for Compliance, Regulatory and Government Affairs since December 2014. Mr. Palaparthi also serves as Chief Executive Officer of our two registered broker-dealers. Between 2011 and 2014, Mr. Palaparthi served as an officer at NASDAQ n the Global Trading and Market Services division. While at NASDAQ, he was CEO of NASDAQ’s broker-dealer subsidiaries—Nasdaq Execution Services LLC, Execution Access LLC and NPM Securities LLC. Mr. Palaparthi was responsible for regulatory compliance for Transaction Services U.S. and led various market structure and post-execution initiatives for NASDAQ’s U.S. marketplaces. Prior to NASDAQ, Mr. Palaparthi was Chief Compliance Officer of Instinet LLC (“Instinet”) between 2008 and 2011. From 2000 to 2008, Mr. Palaparthi worked in a variety of functions at Instinet including Head of Business Audit and Technology Compliance Officer. Mr. Palaparthi started his career as an analyst at Reuters in 1994. Mr. Palaparthi received his M.B.A. from The University of Texas at Arlington in 1994. He earned a dual degree—BE (Honors) in Computer Science and M.Sc. (Honors) in Economics—from Birla Institute of Technology and Science in Pilani, India.

Board Composition

Our board of directors consists of eight directors. Subject to the closing of the proposed acquisition of KCG Holdings, Inc., as described in Item 13 of this Amendment, we expect to expand our board to include two additional directors. In accordance with our amended and restated certificate of incorporation and bylaws, the number of directors on our board of directors will be determined from time to time by the board of directors but shall not be less than three persons nor more than 20 persons.

Each director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships on the board of directors may be filled at any time by the remaining directors. In addition, at any point prior to the occurrence of the time at which TJMT Holdings LLC (the “Founder Member”) or any of its affiliates or permitted transferees no longer beneficially own shares representing 25% of our issued and outstanding common stock (the “Triggering Event”), vacancies on the board of directors may also be filled by the affirmative vote of a majority of our outstanding shares of common stock.

Until the Triggering Event occurs, any director may be removed with or without cause by the affirmative vote of a majority of our outstanding shares of common stock. Thereafter, directors may be removed only for cause by the affirmative vote of at least 75% of our outstanding shares of common stock. At any meeting of the board of directors, except as otherwise required by law, a majority of the total number of directors then in office will constitute a quorum for all purposes.

Our amended and restated certificate of incorporation provides that the board of directors is divided into three classes of directors, with staggered three-year terms, with the classes to be as nearly equal in number as possible. As a result, approximately one-third of the board of directors will be elected each year.

Controlled Company Status

As the Founder Member currently controls more than 50% of our combined voting power, we are considered a “controlled company” for the purposes of NASDAQ rules and corporate governance standards. As a “controlled company,” we are permitted and have elected not to comply with certain NASDAQ corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish a Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors.

Family Relationships of Directors and Executive Officers

Other than Michael T. Viola, who is the son of Vincent Viola, our founder and Executive Chairman, none of the current directors or officers, or nominees for director, is related to any other officer or director of the Company or to any nominee for director.

Board of Directors Leadership Structure

We currently separate the roles of chairman of the board of directors and chief executive officer. Mr. Viola serves as chairman of our board of directors. This structure enables the board of directors to effectively exercise its role in oversight of Virtu while allowing our Chief Executive Officer to focus on the management of the day-to-day conduct of our business. The board may review and change its leadership structure in the future.

Board of Directors Role in Risk Oversight

It is the duty of our board of directors to serve as a prudent fiduciary for stockholders and to oversee the management of our Company.

Our Audit Committee, under powers delegated to it by our board of directors, is responsible for discussing with management the major financial, legal, compliance and other significant risks. Our Audit Committee works directly with members of senior management and our internal audit team to review and assess our risk management initiatives. In addition, the Audit Committee meets as appropriate (i) as a committee to discuss our risk management policies and exposures and (ii) with our independent auditors to review our internal control environment and potential significant risk exposures.

Our Compensation Committee oversees the management of risks relating to our executive compensation programs and employee benefit plans. In fulfilling its duties, the Compensation Committee reviews at least annually our executive compensation programs, meets regularly with management to understand the financial, human resources and stockholder implications of compensation decisions and reports as appropriate to our board of directors.

The Nominating and Corporate Governance Committee oversees the management of risks relating to our corporate governance structure and director selection process.

Our board of directors as a whole also engages in the oversight of risk in various ways. It sets goals and standards for our employees, officers and directors. During the course of each year, our board of directors reviews the structure and operation of various of our departments and functions. In these reviews, our board of directors discusses with management material risks affecting those departments and functions and management’s approach to mitigating those risks. Our board of directors also reviews and approves management’s operating plans and any risks that could affect the results of those operating plans. In its review and approval of Annual Reports on Form 10‑K (including any amendments thereto), our board of directors reviews our business and related risks, including as described in the “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the reports. The Audit Committee reviews these risks quarterly in connection with the preparation of Quarterly Reports on Form 10‑Q.

When our board of directors reviews particular transactions and initiatives that require its approval, or that otherwise merit its involvement, it generally includes related analysis and risk mitigation plans among the matters addressed with senior management. The day-to-day identification and management of risk is the responsibility of our management. As the market environment, industry practices, regulatory requirements and our business evolve, we expect that senior management and our board of directors will respond with appropriate risk mitigation strategies and oversight.

Board Committees

Our board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Under the rules of NASDAQ, the membership of the Audit Committee is required to consist entirely of independent directors. As a controlled company, we are not required to have fully independent Compensation and Nominating and Corporate Governance Committees. The following is a brief description of our committees.

Audit Committee

Our Audit Committee assists the board of directors in monitoring the audit of our financial statements, our independent auditors’ qualifications and independence, the performance of our audit function and independent auditors and our compliance with legal and regulatory requirements. Our Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. Our Audit Committee also reviews and approves related party transactions as required by the rules of NASDAQ. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website at http://ir.virtu.com/corporate-governance.cfm. The information on our website is not part of this Amendment.

Messrs. Cruger, Quick and Sandner are the members of our Audit Committee. The board of directors has determined that Mr. Cruger qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K and that each of Messrs. Cruger, Quick and Sandner are “independent” for purposes of Rule 10A‑3 of the Exchange Act and under the listing standards of NASDAQ. The designation of “audit committee financial expert” does not impose on Mr. Cruger any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our board of directors.

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our directors and employees and is responsible for approving the compensation of our Chief Executive Officer and other executive officers. Our Compensation Committee will also administer the issuance of awards under the Virtu Financial, Inc. 2015 Management Incentive Plan (the “2015 Plan”). Our board of directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://ir.virtu.com/corporate-governance.cfm. The information on our website is not part of this Amendment.

Messrs. Abizaid, Nixon and Sandner are the members of our Compensation Committee. Because we are a “controlled company” under the rules of NASDAQ, our Compensation Committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules, we will adjust the composition of the Compensation Committee accordingly in order to comply with such rules.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee selects or recommends that the board of directors select candidates for election to our board of directors, develops and recommends to the board of directors corporate governance guidelines that are applicable to us and oversees board of director and management evaluations. In addition, our Nominating and Corporate Governance Committee recommends to our board of directors for approval director nominees, consistent with our director qualifications criteria and any obligations under its contractual arrangements. Our board of directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at http://ir.virtu.com/corporate-governance.cfm. The information on our website is not part of this Amendment.

Messrs. Abizaid and Viola are the members of our Nominating and Corporate Governance Committee. Because we are a “controlled company” under the rules of NASDAQ, our Nominating and Corporate Governance Committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules, we will adjust the composition of the Nominating and Corporate Governance Committee accordingly in order to comply with such rules.

Policy Regarding Director Nominations

Our Nominating and Corporate Governance Committee utilizes a broad approach for identification of director nominees and may seek recommendations from our directors, officers or stockholders and/or engage a search firm. In evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the Nominating and Corporate Governance Committee evaluates all factors which it deems appropriate, including the number of current directors, as well as the qualifications set forth in our Corporate Governance Guidelines, including the highest personal and professional ethics, integrity, high performance standards and history of achievements, and ability to provide wise and thoughtful counsel on a broad range of issues. It also takes into account specific characteristics and expertise that it believes will enhance the diversity of knowledge, expertise, background and personal characteristics of our board of directors.

The Nominating and Corporate Governance Committee may engage a third party to conduct or assist with this evaluation. Ultimately, the Nominating and Corporate Governance Committee seeks to recommend to the board of directors those nominees whose specific qualities, experience and expertise will augment the current board of directors’ composition and whose past experience evidences that they will: (1) dedicate sufficient time, energy and attention to ensure the diligent performance of board duties; (2) comply with the duties and responsibilities set forth in our Corporate Governance Guidelines and in our bylaws; (3) comply with all duties of care, loyalty and confidentiality applicable to them as directors of publicly traded corporations organized in Delaware; and (4) adhere to our Code of Conduct and Ethics.

In its discretion, the Nominating and Corporate Governance Committee will also consider recommendations of qualified nominees by stockholders by evaluating the same factors as described above.

In addition to the board process described above, our bylaws permit stockholders to nominate directors for election at an annual meeting of stockholders. To nominate a director, the stockholder must meet certain deadlines established by our by-laws and provide certain information required by our bylaws.

Communication with the Board of Directors

Any stockholder or other interested parties who would like to communicate with our board of directors, the independent directors as a group or any specific member or members of our board of directors should send such communications to the attention of our Secretary, at Virtu Financial, Inc., 900 Third Avenue, New York, New York 10022. Communications should contain instructions on which member or members of the board of directors the communication is intended for, if applicable. In general, such communication will be forwarded to the intended recipients. However, the Secretary may, in his discretion, decline to forward any communications that are abusive, threatening or otherwise inappropriate.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, no member of the Compensation Committee was one of our officers or employees. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any of the members of our Compensation Committee or any of ours directors is an executive officer.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file with the SEC initial reports of stock ownership and reports of changes in ownership of common stock and other equity securities of the Company. All Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to fiscal 2016, except that (i) a  Form 4 for Virtu Employee Holdco reporting the disposition of 110,849 shares of Class C common stock and corresponding Virtu Financial Units was filed late on July 3, 2016, (ii) a  Form 4 for Virtu Employee Holdco reporting the disposition of 1,778,834 shares of Class C common stock and corresponding Virtu Financial Units was filed late on February 16, 2017, (iii) a  Form 4 for the Founder Member reporting the acquisition of 28,273 shares of Class A common stock was filed late on March 24, 2017 and (iv) a  Form 4 for the Founder Member reporting the acquisition of 151,128 shares of Class A common stock was filed late on April 7, 2017, in each case due to an administrative oversight.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our employees, officers and directors. A copy of that code is available on our corporate website at http://ir.virtu.com/corporate-governance.cfm. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The information on our website is not part of this Amendment.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned by our founder and Executive Chairman, our principal executive officer and our two most highly compensated executive officers who were serving as executive officers as of

December 31, 2016, whom we refer to collectively as our “named executive officers,” for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary($)	Bonus($)		Stock Awards($)		Option Awards($)(1)	All Other Compensation($)		Total ($)(2)
Vincent Viola	2016	—	—		—		—	—		—
Founder and Executive	2015	—	—		—		8,201,481	—		8,201,481
Chairman	2014	—	—		—		—	—		—
Douglas A. Cifu	2016	1,000,000	—		—		—	86,089	(3)	1,086,089
Chief Executive Officer	2015	1,000,000	—		—		1,182,195	56,621	(3)	2,238,816
	2014	1,000,000	—		—		—	41,774	(3)	1,041,774
Joseph Molluso	2016	500,000	750,000		735,415	(4)	—	—		1,985,415
Executive Vice President	2015	500,000	650,000		639,606	(4)	177,329	—		1,966,935
and Chief Financial Officer	2014	500,000	400,000		289,634	(5)	—	—		1,189,634
Venu Palaparthi	2016	300,000	316,667		179,768	(4)	—	—		796,435
Senior Vice President,	2015	300,000	368,500		178,598	(4)	73,887	—		920,985
Compliance, Regulatory and Government Affairs	2014	17,307	600,000	(6)	482,723	(7)	—	—		1,100,030

(1)

The amounts reported in this column represent the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to the grant of stock option awards. Assumptions used in calculating these amounts are described in Note 14 of the Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original Filing.

(2)	All amounts set forth in this table for fiscal year 2014 were paid by Virtu Financial.
(3)	This amount represents the cost of providing transportation services to Mr. Cifu.
(4)

This amount represents the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to (i) the grant of restricted stock units and (ii) fully vested shares of our Class A common stock. Assumptions used in calculating these amounts are described in Note 14 of the Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original Filing.

(5)

This amount represents the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to the grant of fully vested Class A‑2 profits interests in a vehicle managed by our founder whose equityholders are certain directors and key employees (“Virtu Employee Holdco”) granted on December 31, 2014. In connection with our initial public offering, the Class A‑2 profits interests in Virtu Employee Holdco were reclassified into common units of Virtu Employee Holdco. Assumptions used in calculating this amount are described in Note 14 of the Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original Filing.

(6)	This amount represents a one-time starting bonus of $200,000 and a year-end cash bonus of $400,000.
(7)

This amount represents the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to the grant of Class A‑2 profits interests in Virtu Employee Holdco granted on December 8, 2014, which vest on each of the first three anniversaries of the date of grant. In connection with our initial public offering, the Class A‑2 profits interests in Virtu Employee Holdco were reclassified into common units of Virtu Employee Holdco. Assumptions used in calculating this amount are described in Note 14 of the Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original Filing.

Each of Messrs. Cifu, Molluso and Palaparthi and affiliates of Mr. Viola have received, and will continue to receive, distributions in respect of their direct and indirect equity holdings in Virtu Financial.

Employment Agreements and Restrictive Covenant Agreements

Employment Agreements with Messrs. Viola and Cifu

The employment agreements entered into with Messrs. Viola and Cifu became effective as of April 14, 2015 (the day prior to the pricing date of our initial public offering), and have an initial term of three years with automatic renewals for successive one-year terms thereafter unless either we or the executive provides notice of non-renewal at least ninety days in advance of the expiration of the then-current term. However, if a change in control of the Company occurs at a time when there are less than two years remaining in the term, the term will automatically be extended so that the expiration date is two years from the effective date of the change in control.

The employment agreement with Mr. Viola provides that he will serve as our Executive Chairman, and the employment agreement with Mr. Cifu provides that he will serve as our Chief Executive Officer. Messrs. Viola and Cifu report to our board of directors. During the term, their principal place of employment is in our principal office in Manhattan, New York. Each of their employment agreements further provides that to the extent such activities do not significantly interfere with the performance of his duties, service and responsibilities, each of Messrs. Viola and Cifu are permitted to manage his personal, financial and legal affairs, serve on civic or charitable boards and committees and, to the extent approved by our board of directors, serve on corporate boards and committees; provided that (1) Mr. Viola is permitted to continue to be engaged in, or provide services to, certain specified businesses and activities, and to become engaged in, or provide services to, any other business or activity, to the extent that he reasonably believes that such business or activity is not appropriate for us to pursue; and (2) Mr. Cifu is permitted to continue to be engaged in, or provide services to, certain specified businesses and activities (including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise, and his role as a director of the Independent Bank Group, Inc., a regional bank holding company), and, to the extent such activities do not significantly interfere with the performance of his duties, service and responsibilities, to become engaged in, or provide services to, any other business or activity in which Mr. Viola is permitted to become engaged in, to the extent that Mr. Cifu’s level of participation in such businesses or activities are consistent with his participation in the aforementioned specified businesses or activities prior to the effective date of the employment agreement.

The employment agreements provide for a base salary of $1 for Mr. Viola and $1,000,000 for Mr. Cifu, and provide each executive with the opportunity to earn a discretionary annual bonus based on such business objectives and/or business performance as determined by the non-employee members of our board of directors or our compensation committee in their or its sole discretion. The employment agreements with Messrs. Viola and Cifu provided for a grant of stock options with respect to shares of our Class A common stock.

The employment agreements provide that Messrs. Viola and Cifu are entitled to participate in all of our benefit plans and programs, and to receive perquisites, commensurate with their respective positions, that are provided by us from time to time for our senior executives generally, and to receive director and officer indemnification and insurance protection. If Mr. Viola elects to seek reimbursement for the use of his privately owned aircraft for business purposes, he will be reimbursed at the then-prevailing charter rates for his aircraft.

The employment agreements include an acknowledgment from Messrs. Viola and Cifu that they are bound by the confidentiality and restrictive covenant provisions set forth in the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial (the “Amended and Restated Virtu Financial LLC Agreement”), which provides for confidentiality and non-disparagement restrictions, as well as, non-compete and non-solicitation restrictions until the third anniversary on which the executive ceases to be an officer, director or employee of ours. The employment agreements also provide that we will pay as incurred, to the fullest extent permitted by law, all legal fees and expenses that Mr. Viola or Mr. Cifu incur as a result of any contest (regardless of the outcome) by us, the executive or others of the validity or enforceability of, or liability under, any provision of their employment agreement or any guarantee of performance of their employment agreement that arises in connection with or following a change in control, plus interest on any delayed payment at the applicable federal rate under Section 7872 of the Internal Revenue Code of 1986, as amended (the “Code”).

The employment agreements for Messrs. Viola and Cifu provide for severance upon certain terminations of employment as described below under “Potential Payments Upon Termination of Employment or Change in Control.”

Employment Agreement with Mr. Molluso

Virtu East entered into an employment agreement with Mr. Molluso on August 7, 2013 on an “at will” employment basis. The employment agreement provides for a salary of $500,000 per year and a starting bonus of $600,000 (which must be repaid upon a termination for “cause” (as defined in his employment agreement) or certain violations of his restrictive covenants). In addition, the employment agreement provides for eligibility to earn an annual cash bonus, as determined at the sole discretion of Virtu East; provided that, for the year ended December 31, 2014, Mr. Molluso was guaranteed a minimum bonus of $1,000,000. The employment agreement also provided for a grant of Class A‑2 profits interests in Virtu Employee Holdco with the number of Class A‑2 profits interests to be granted determined by dividing $6,000,000 by the most recent valuation of a Class A‑2 capital interest of Virtu Financial. In connection with our initial public offering, all Class A‑2 profits interests in Virtu Employee Holdco were reclassified into common units of Virtu Employee Holdco. Mr. Molluso is eligible to participate in all benefit programs of Virtu East available to similarly situated employees.

In connection with his employment agreement, Mr. Molluso entered into a restrictive covenant agreement which provides for confidentiality and non-disparagement restrictions and that he will not engage in any business that competes with Virtu or its affiliates, and he will not solicit or hire employees, consultants or members of Virtu East, its subsidiaries or its affiliates during his employment and for a period of three years thereafter. He is also subject to similar restrictive covenants under the limited liability company agreement of Virtu Employee Holdco (the “Virtu Employee Holdco Limited Liability Company Agreement”).

Employment Agreement with Mr. Palaparthi

Virtu East entered into an employment agreement with Mr. Palaparthi on October 29, 2014 on an “at will” employment basis. The employment agreement provides for a salary of $300,000 per year and a starting bonus of $200,000 (which must be repaid upon a termination for “cause” (as defined in his employment agreement) or certain violations of his restrictive covenants). In addition, the employment agreement provides for eligibility to earn an annual cash bonus, as determined at the sole discretion of Virtu East; provided that, for the years ended December 31, 2014 and December 31, 2015, Mr. Palaparthi was guaranteed a minimum bonus of $400,000 and $350,000, respectively. The employment agreement also provided for a grant of Class A‑2 profits interests in Virtu Employee Holdco with the number of Class A‑2 profits interests to be granted determined by dividing $1,000,000 by the most recent valuation of a Class A‑2 capital interest of Virtu Financial. In connection with our initial public offering, all Class A‑2 profits interests in Virtu Employee Holdco were reclassified into common units of Virtu Employee Holdco. Mr. Palaparthi is eligible to participate in all benefit programs of Virtu East available to similarly situated employees.

In connection with his employment agreement, Mr. Palaparthi entered into a restrictive covenant agreement which provides for confidentiality and non-disparagement restrictions and that for a period of 12 months or, if longer, the period during which Mr. Palaparthi receives severance payments from Virtu or any of its affiliates (the “Restrictive Covenant Period”), he will not be employed by, engage in any business, or own any interest in any person or entity that (i) is a past, current or prospective client of, (ii) is an investor in or (iii) competes with, Virtu or its affiliates. In addition, during the Restrictive Covenant Period, Mr. Palaparthi may not solicit or encourage any current or prospective employee, consultant, agent, client or vendor of Virtu or its affiliates to terminate its relationship with Virtu or its affiliates or enter into any other business or employment relationship with any other person, and may not solicit or accept funds from any actual or prospective client, shareholder or investor in Virtu or its affiliates. In addition, Mr. Palaparthi is subject to the restrictive covenants under the Virtu Employee Holdco Limited Liability Company Agreement, which provides for confidentiality and non-disparagement restrictions, as well as, non-compete and non-solicitation restrictions during his employment and for a period of three years thereafter.

Unit Vesting, Equity Retention and Restrictive Covenant Agreements

In connection with the reorganization transactions in connection with our initial public offering, we entered into Unit Vesting, Equity Retention and Restrictive Covenant Agreements (“equity retention agreements”) with certain of our direct and indirect employee equityholders and other employees, including Messrs. Viola, Cifu, Molluso and Palaparthi (collectively, the “equity restricted employees”), pursuant to which each equity restricted employee may:

•

on and after the first anniversary of the consummation of our initial public offering, sell up to a cumulative 30% (or an agreed upon greater percentage in the case of certain employees located outside the United States) of his or her pre-IPO equity, to the extent such pre-IPO equity has vested;

•	on and after the second anniversary of the consummation of our initial public offering, sell up to a cumulative 45% of his or her pre-IPO equity, to the extent such pre-IPO equity has vested;
•	on and after the third anniversary of the consummation of our initial public offering, sell up to a cumulative 60% of his or her pre-IPO equity, to the extent such pre-IPO equity has vested;
•	on and after the fourth anniversary of the consummation of our initial public offering, sell up to a cumulative 75% of his or her pre-IPO equity, to the extent such pre-IPO equity has vested;
•	on and after the fifth anniversary of the consummation of our initial public offering, sell up to a cumulative 90% of his or her pre-IPO equity, to the extent such pre-IPO equity has vested; and
•

on and after the sixth anniversary of the consummation of our initial public offering, sell any of his or her remaining pre-IPO equity, to the extent such pre-IPO equity has vested, without being subject to any further equity retention restrictions.

In addition to the equity retention restrictions described above, in each equity retention agreement the applicable equity restricted employee acknowledges that he or she remains subject to the following existing restrictive covenants until the third anniversary of the date his or her employment with us is terminated, in each case subject to certain exceptions as set forth in the Amended and Restated Virtu Financial LLC Agreement or the Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco:

•	the equity restricted employee will not directly or indirectly engage in certain competitive activities;
•	the equity restricted employee will not solicit, or assist any other person to solicit, as an employee or a consultant, any employee or former employee, or certain equityholders, of ours;
•	the equity restricted employee will not hire, or assist any other person to hire, as an employee or a consultant, any employee or former employee, or certain equityholders, of ours; and
•

the equity restricted employee will not take any action or make any public statement that disparages or denigrates our Company or our directors, officers, employees, equityholders, representatives or agents.

Outstanding Equity Awards at Fiscal 2016 Year End

The following tables provide information about the outstanding equity awards held by our named executive officers as of December 31, 2016.

	Option Awards						Equity or Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock and Common Units that Have Not Vested (#)		Market Value of Shares of Stock and Common Units that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares and Common Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares and Common Units That Have Not Vested ($)
Vincent Viola	693,750	2,081,250	(2)	—	19.00	4/15/2025	—		—	—	—
Douglas A. Cifu	100,000	300,000	(2)	—	19.00	4/15/2025	—		—	—	—
Joseph Molluso	15,000	45,000	(2)	—	19.00	4/15/2025	—		—	—	—
	—	—		—	—	—	28,120	(3)	448,514	—	—
	—	—		—	—	—	11,549	(4)	184,207	—	—
	—	—		—	—	—	102,583	(5)	1,636,199
Venu Palaparthi	6,250	18,750	(2)	—	19.00	4/15/2025	—		—	—	—
	—	—		—	—	—	6,873	(3)	109,624	—	—
	—	—		—	—	—	3,225	(4)	51,439	—	—
	—	—		—	—	—	21,298	(6)	339,703	—	—

(1)	Market value is based on the closing price of a share of our Class A common stock on December 30, 2016 (the last trading day of Fiscal 2016).
(2)	As of December 31, 2016, these stock options were unvested and scheduled to vest in three equal installments on April 15, 2017, 2018 and 2019.
(3)	As of December 31, 2016, these restricted stock units were unvested and scheduled to vest in three equal installments on December 31, 2017, 2018 and 2019.
(4)	As of December 31, 2016, these restricted stock units were unvested and scheduled to vest in two equal installments on December 31, 2017 and 2018.
(5)	As of December 31, 2016, Mr. Molluso’s common units of Virtu Employee Holdco were scheduled to vest on November 4, 2017.
(6)	As of December 31, 2016, Mr. Palaparthi’s common units of Virtu Employee Holdco were scheduled to vest on December 8, 2017.

Messrs. Molluso and Palaparthi were awarded an equity-based interest in Virtu Employee Holdco (which in turn holds an interest in Virtu Financial) that allows them to share in distributions and the future appreciation of Virtu Financial, subject to time-based vesting (based on continued employment) as described in more detail below. The equity interests were granted pursuant to the Virtu Employee Holdco Limited Liability Company Agreement initially in the form of Class A‑2 profits interests. Each Class A‑2 profits interest of Virtu Employee Holdco corresponded to a Class A‑2 profits interest in Virtu Financial and entitled the holder to a percentage of distributions of available cash flow and, in connection with a sale or other specified capital transaction of Virtu Financial, a percentage of the proceeds of such sale or capital transaction, subject to satisfying certain valuation hurdles determined by Virtu Financial at the time of the grant.

In connection with our initial public offering, all of Virtu Financial’s outstanding Class A‑2 profits interests were reclassified into vested and unvested non-voting common interest units of Virtu Financial (“Virtu Financial Units”) based on a hypothetical liquidation of Virtu Financial and our initial public offering price per share of our Class A common stock. In addition, all of Virtu Employee Holdco’s  Class A‑2 profits interests were reclassified into common units of Virtu Employee Holdco. The unvested Virtu Financial Units vest based on the time-based vesting schedule of the unvested Class A‑2 profits interests from which they were reclassified. Upon termination of employment, all unvested Virtu Financial Units will be forfeited and any vested Virtu Financial Units will be subject to repurchase by Virtu Financial. Both the vested and unvested Virtu Financial Units will be entitled to receive distributions, if any, from Virtu Financial except that unvested Virtu Financial Units will no longer be entitled to any such distributions upon forfeiture. If any unvested Virtu Financial Units are forfeited, they will be cancelled by Virtu Financial for no consideration (and we will cancel the related shares of Class C common stock described below for no consideration). In connection with the reorganization transactions in connection with our initial public offering, members of management who received Virtu Financial Units directly, and Virtu Employee Holdco on behalf of members of management who received Virtu Financial Units indirectly, subscribed for a number of shares of our Class C common stock equal to the number of Virtu Financial Units they receive. Each share of Class C common stock paired with a Virtu Financial Unit is vested or unvested to the same extent as the Virtu Financial Unit with which it is paired. There are no voting rights associated with the Virtu Financial Units, whether vested or unvested, but each share of Class C common stock carries one vote, including both vested and unvested shares of Class C common stock. Vested Virtu Financial Units (along with the corresponding shares of our Class C common stock) may be exchanged for shares of Class A common stock on a one-for-one basis.

The common units of Virtu Employee Holdco vest over a four-year period for Mr. Molluso and a three-year period for Mr. Palaparthi, subject to the named executive officer’s continued employment on each annual vesting date. In addition, by accepting the award of common units of Virtu Employee Holdco, the Virtu Employee Holdco Limited Liability Company Agreement imposes non-competition and non-solicitation restrictions on the named executive officer so that his common units of Virtu Employee Holdco are subject to forfeiture if he violates those restrictions. Mr. Molluso’s award of common units of Virtu Employee Holdco provides for acceleration of vesting upon a change in control as described below under “Potential Payments Upon Termination of Employment or Change in Control.”

In connection with our initial public offering, we adopted the 2015 Plan, pursuant to which we are permitted to grant awards of non-qualified options, incentive (qualified) stock options, stock appreciation rights, restricted stock, RSUs, other stock-based awards, performance compensation awards (including cash bonus awards), other cash-based awards or any combination of the foregoing. At the time of our initial public offering, we granted awards for an aggregate of 3,260,000 shares of our Class A common stock to our named executive officers under the 2015 Plan. The awards consisted of 2,775,000 stock options for Mr. Viola, 400,000 for stock options for Mr. Cifu, 60,000 stock options for Mr. Molluso and 25,000 stock options for Mr. Palaparthi. The stock options generally vest in four equal installments of 25% on each of the first four anniversaries of the date of grant and have an exercise price per share equal to the offering price of a share of our Class A common stock in our initial public offering and are otherwise subject to the terms of the 2015 Plan. The stock options for Messrs. Viola and Cifu provide for acceleration of vesting upon certain terminations of employment as described below under “Potential Payments Upon Termination of Employment or Change in Control.”

In Fiscal 2015, we granted 11,548 and 3,224 fully vested shares of our Class A common stock and restricted stock units representing the right to receive 17,323 and 4,837 shares of our Class A common stock to Messrs. Mollusso and Palaparthi, respectively. In Fiscal 2016, we granted 18,746 and 4,582 fully vested shares of our Class A common stock and restricted stock units representing the right to receive 28,120 and 6,873 shares of our Class A common stock to Messrs. Mollusso and Palaparthi, respectively. The grants of restricted stock units vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant and are otherwise subject to the terms of the 2015 Plan.

Potential Payments Upon Termination of Employment or Change in Control

Severance Benefits

As of December 31, 2016, Messrs. Molluso and Palaparthi were not entitled to any payments in connection with the termination of their employment.

Under the employment agreements for Messrs. Viola and Cifu if Messrs. Viola’s or Cifu’s employment is terminated by us without cause (as defined in the employment agreement), due to death or disability (as defined in the employment agreement), by the executive for good reason (as defined in the employment agreement), or due to the expiration of the term on the expiration date as a result of our delivery of a notice of non-renewal of the term, then in addition to receiving their accrued amounts, each of them will receive, subject to the execution of a release of claims, (A) severance pay in an aggregate amount (the “Severance Amount”) equal to the greater of (x) one times (1x) his base salary and (y) an amount equal to the total amount of base salary that would otherwise have been payable through the remainder of the term, and (B) continued health, dental, vision and life insurance benefits under the terms of our benefit plans for (x) twelve months or (y) the period from termination of employment through the remainder of the term, whichever is longer (the “Benefits Continuation Period”). However, if such termination occurs at any time within sixty days before, or 24 months following, a change in control, then in lieu of the Severance Amount the executive will be entitled to receive two and a half (2.5x) times the sum of (1) his base salary and (2) the annual bonus (including any amounts deferred or satisfied through the grant of equity awards) most recently awarded to the executive for a completed fiscal year of the Company, and the Benefits Continuation Period will be extended to (x) 24 months or (y) the period from termination of employment through the remainder of the term, whichever is longer; and, in the case of Mr. Viola, the Company will reimburse him, for two years following termination of his employment, for his lease of first-class office space and salary and benefit expenses for a secretarial or administrative assistant, consistent with those provided immediately prior to his termination of employment.

For purposes of the employment agreements, “change in control” generally means (i) the acquisition by any person of beneficial ownership of 30% or more (on a fully diluted basis) of either (A) the then outstanding shares of common stock of the Company or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote in the election of directors, but excluding acquisitions by the Company, Vincent Viola and his permitted transferees and their respective affiliates or any employee benefit plan sponsored by the Company or any of its affiliates, (ii) a change in the composition of the board of directors such that members of the board of directors during any consecutive 12‑month period cease to constitute a majority of the board of directors, (iii) the approval by the shareholders of the Company of a plan of complete dissolution or liquidation of the Company, or (iv) the consummation of a reorganization, recapitalization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or sale, transfer or other disposition of all or substantially all of the business or assets of the Company to an entity that is not an affiliate of the Company.

If any payments to Messrs. Viola or Cifu are determined to be so-called “golden parachute” payments subject to the excise tax under Section 4999 of the Code, then such payments will be reduced to the extent such reduction would result in the executive retaining a greater net after-tax amount than he would have retained had he received the full amount of the payments and paid the applicable excise tax.

Equity Acceleration

If Messrs. Viola or Cifu’s employment with us or our affiliates is terminated (A) by us or our affiliates without cause (as defined in the executive’s employment agreement), (B) by the executive for good reason (as defined in the executive’s employment agreement), (C) due to the executive’s death or (D) by us or our affiliates due to Disability (as defined in the executive’s employment agreement), then all of their respective unvested stock options fully accelerate and become 100% vested shall become immediately vested as of the effective date of such termination.

If Mr. Molluso’s employment with us is terminated without “cause,” then all of his unvested common units of Virtu Employee Holdco will become 100% vested. “Cause” generally means (i) gross negligence or willful misconduct in the performance of duties; (ii) conviction of, or plea of guilty or nolo contendere to, a felony; or (iii) fraud or misappropriation, embezzlement of funds or property belonging to Virtu Financial, subject to up to a 15‑day period to cure such breach or failure if susceptible to cure.

Change in Control Benefits

All of Mr. Molluso’s outstanding unvested common units of Virtu Employee Holdco will become 100% vested upon a “change in control.” A change in control generally means, the acquisition of ownership by any person or group (other than Mr. Viola, his affiliates or any of their respective permitted transferees) of equity interests representing 40% or more of the aggregate ordinary voting power of the Company, and the percentage of such aggregate ordinary voting power is greater than the aggregate voting power of Mr. Viola, his affiliates and their respective permitted transferees.

Calculations of Benefits to Which Executive Would Be Entitled

Assuming each named executive officer’s termination of employment occurred on December 31, 2016 or a change in control occurred on December 31, 2016, the dollar value of the payments and other benefits to be provided to each of the named executive officers are estimated in the table below.

Name	Death, Disability, Termination Without Cause or for Good Reason ($)		Death, Disability, Termination Without Cause or for Good Reason 60 Days Prior to or 24 Months Following a Change in Control ($)		Non-Renewal by the Company ($)		Non-Renewal by the Company 60 Days Prior to or 24 Months Following a Change in Control ($)		Change in Control ($)
Vincent Viola
Severance	23,298	(1)	577,597	(2)	23,298	(1)	577,597	(2)	—
Stock Options(3)	—		—		—		—		—
Douglas A. Cifu
Severance	1,318,277	(1)	2,551,903	(2)	1,318,277	(1)	2,551,903	(2)	—
Stock Options(3)	—		—		—		—		—
Joseph Molluso
Severance	—		—		—		—		—
Stock Options	—		—		—		—		—
Virtu Employee Holdco Common Units									1,636,199	(4)
Venu Palaparthi
Severance	—		—		—		—		—
Stock Options	—		—		—		—		—

(1)

Represents a cash severance payment of an amount equal to base salary continuation and continued health, dental, vision and life insurance benefits through the remainder of the employment term (i.e.,  April 14, 2018).

(2)

Represents a cash severance payment of an amount equal to 2.5x times the sum of (a) executive’s base salary and (b) the most recently awarded annual bonus (which for both Messrs. Viola and Cifu was $0), and continued health, dental, vision and life insurance benefits for 24 months. For Mr. Viola this amount also includes reimbursement for 2 years for his lease of first-class office space (estimated to be $2,000 per month based on the portion of the Company’s office lease allocated to Mr. Viola’s personal office space) and salary and benefit expenses for a secretarial or administrative assistant (estimated to be $270,667 per year) consistent with those provided immediately prior to the termination of employment.

(3)	As of December 31, 2016, the cash-out value of the unvested options at the fair market value of our Class A common stock on December 30, 2016 (the last trading day of Fiscal 2016) was $0.

(4)	Represents the value of Mr. Molluso’s unvested common units of Virtu Employee Holdco as of December 31, 2016. Accelerated vesting only occurs upon a termination without “cause.”

Compensation of our Directors

The compensation payable to our non-employee directors (other than Mr. Osnoss) consists of the following:

•

an award of restricted stock units valued at $125,000 at the time of grant upon re-election at each subsequent annual meeting of stockholders. The restricted stock units vest on the one year anniversary of the date of grant;

•	an annual cash retainer of $75,000, with no additional fees paid for board and committee meetings attended;
•

an annual cash retainer of $25,000 for the chair of the Audit Committee, $15,000 for the chair of the Compensation Committee and $10,000 for the chair of the Nominating and Corporate Governance Committee; and

•	an annual cash retainer of $10,000 for members of the Audit Committee, $7,500 for members of the Compensation Committee and $7,500 for members of the Nominating and Corporate Governance Committee.

After four years of service non-employee directors (other than Mr. Osnoss) must maintain a minimum stock ownership equal to $100,000.

Additionally, we have engaged Mr. Abizaid to provide leadership consulting services from time to time for specified projects globally, and Mr. Abizaid has provided these services in each of four global offices to our employees. We compensate Mr. Abizaid at a base rate of $5,000 per day for such services and also reimburse him for travel and other expenses incurred in connection with these engagements.

The following table sets forth compensation earned by our directors during the year ended December 31, 2016.

Name(1)	Fees Earned or Paid in Cash($)(2)	Equity Award(s)(3)(4)	All Other Compensation($)		Total($)
John P. Abizaid	84,644	120,949	29,131	(5)	234,724
Douglas A. Cifu	—	—	—		—
William F. Cruger, Jr.	72,578	120,949	—		193,527
John D. Nixon	91,507	120,949			212,456
Joseph Osnoss	—	—	—		—
John F. (Jack) Sandner	91,507	120,949	—		212,456
Vincent Viola	—
Michael Viola	—	—	—		—
Christopher Quick	44,736	120,949	—		165,685

(1)	Mr. Osnoss resigned from our board of directors effective April 8, 2016.
(2)	The amounts reported in this column represent the fees allocable to Fiscal 2016.
(3)

The amounts reported in this column represents the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to the grant of restricted stock units. Assumptions used in calculating these amounts are described in Note 14 of the Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original Filing.

(4)

As of December 31, 2016, Messrs. Abizaid, Cruger, Nixon, Quick, and Sandner each held 7,019 unvested restricted stock units of the Company, and Michael Viola held 4,690 unvested restricted stock units of the Company.  In addition, as of December 31, 2016, Michael Viola held 60,000 stock options of the Company, of which 30,000 were vested and exercisable.  For outstanding equity awards held by Mr. Vincent Viola and Mr. Cifu, please see “Outstanding Equity Awards at Fiscal 2016 Year End” above.

(5)	Represents fees paid to Mr. Abizaid pursuant to his consulting arrangement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below set forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock by:

•	each of our directors and executive officers;
•	each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock and Class B common stock; and
•	all of our directors and executive officers as a group.

We have four classes of authorized common stock.  The Class A common stock and the Class C common stock have one vote per share.  The Class B common stock and the Class D common stock have 10 votes per share.  Shares of our common stock generally vote together as a single class on all matters submitted to a vote of our stockholders.

Prior to our initial public offering, our business was conducted through Virtu Financial and its subsidiaries. In a series of transactions that occurred in connection with our initial public offering, (i) we became the sole managing member of Virtu Financial and acquired non-voting common interest units of Virtu Financial Units,  (ii) certain direct or indirect equityholders of Virtu Financial acquired shares of our Class A common stock and (iii) certain direct or indirect equityholders of Virtu Financial had their interests reclassified into Virtu Financial Units and acquired shares of our Class C common stock or, in the case of the Founder Member only, shares of our Class D common stock (collectively, the “Virtu Members”). Subject to certain restrictions, each Virtu Member, other than the Founder Member, has the right at any time to exchange any vested Virtu Financial Units (together with a corresponding number of shares of Class C common stock) for shares of Class A common stock on a one-for-one basis. Subject to certain restrictions, the Founder Member has the right at any time to exchange any Virtu Financial Units (together with a corresponding number of shares of Class D common stock) for shares of Class B common stock on a one-for-one basis. Shares of Class B common stock may be converted into shares of Class A common stock on a one-for-one basis.

The numbers of shares of Class A common stock beneficially owned and percentages of beneficial ownership set forth in the table below assume that (i) all Virtu Financial Units (together with the corresponding shares of Class C common stock) that have vested or will vest within 60 days have been exchanged for shares of Class A common stock (other than those held by our management vehicle, Virtu Employee Holdco, and by a trust that holds equity interest in Virtu Financial on behalf of certain employees of ours based outside the United States (“Employee Trust”), whose trustee is one of our subsidiaries, (ii) all Virtu Financial Units (together with the corresponding shares of Class D common stock) have been exchanged for shares of Class B common stock and (iii) all shares of Class B common stock have been converted into shares of Class A common stock. Subject to the assumption in the preceding sentence, the amounts and percentages of Class A common stock and Class B common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Except as set forth in the footnotes below, the percentages included in the following table are based on 40,667,276 shares of Class A common stock outstanding, 19,081,435 Virtu Financial Units and related shares of Class C common stock, and 79,610,490 Virtu Financial Units and related shares of Class D common stock outstanding as of April 27, 2017.

Unless otherwise indicated, the address for each beneficial owner listed below is: c/o Virtu Financial, Inc., 900 Third Avenue, New York, New York 10022‑1010.

	Class A Common Stock (on a fully exchanged and converted basis)		Class B Common Stock (on a fully exchanged and converted basis)(1)		Combined Voting Power(2)
	Number	Percentage	Number	Percentage	Percentage
	As of April 27, 2017
Name of Beneficial Owner 5% Equity
TJMT Holdings LLC(3)	80,610,490	56.2	79,610,490	100	92.7
Virtu Employee Holdco LLC(4)	12,961,807	9.0	—	—	1.5
Havelock Fund Investments Pte Ltd(5)	12,317,682	8.6	—	—	1.4
William Blair Investment Management, LLC(6)	2,646,247	1.8	—	—	*
BlackRock, Inc.(7)	2,277,158	1.6	—	—	*
The Vanguard Group(8)	2,237,265	1.6	—	—	*
Directors and Executive Officers
Vincent Viola(3)(4)	95,159,797	66.4	79,610,490	100	94.4
Douglas A. Cifu(9)	3,910,546	2.7	—	—	*
Joseph Molluso(10)(11)	525,271	*	—	—	*
John P. Abizaid(10)(11)	19,740	*	—	—	*
William F. Cruger, Jr.(10)(11)	12,968	*	—	—	*
Christopher C. Quick	—	*	—	—	*
John D. Nixon(11)	10,910	*	—	—	*
Venu Palaparthi(10)(11)	84,000	*	—	—	*
John F. (Jack) Sandner(10)(11)	14,240	*	—	—	*
Michael T. Viola(3)	80,698,477	56.3	—	—	92.7
All directors and executive officers as a group (10 persons)	100,213,713	69.9	79,610,490	100	94.4

*Less than 1%

(1)

Represents (i) 1,000,000 shares of Class A common stock that TJMT Holdings LLC, the Founder Member, directly owns and (ii) 79,610,490 shares of Class A common stock issuable to the Founder Member at any time upon (i) the exchange of the 79,610,490 Virtu Financial Units and an equal number of shares of Class D common stock held by the Founder Member for shares of Class B  common stock and (ii) the conversion of such shares of Class B  common stock into shares of Class A common stock.

(2)

Percentage of combined voting power represents voting power with respect to all shares of our Class A common stock, Class B common stock, Class C common stock and Class D common stock, voting together as a single class. Each holder of Class B common stock and Class D common stock is entitled to 10 votes per share and each holder of Class A common stock and Class C common stock is entitled to one vote per share on all matters submitted to our stockholders for a vote. Our Class C common stock and Class D common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with our Class A  common stock and Class B common stock.

(3)

The Founder Member is owned by trusts for the benefit of family members of Mr. Viola and Teresa Viola, Mr. Viola’s wife. Teresa Viola and Michael T. Viola, Mr. Viola’s son and one of our directors, share dispositive control and voting control over the shares held by the Founder Member. As a result, Teresa Viola and Michael T. Viola beneficially own 79,610,490 Virtu Financial Units and an equal number of shares of Class D common stock held by the Founder Member and 1,000,000 shares of Class A common stock held by the Founder Member. In addition, Michael T. Viola also holds 52,235 Virtu Financial Units and an equal number of shares of Class C common stock through Virtu Employee Holdco, directly owns 5,752 shares of Class A common stock and directly owns 30,000 shares of Class A common stock issuable upon the exercise of stock options that have vested or will vest within the next 60 days.  Mr. Vincent Viola may be deemed to beneficially own the shares held by the Founder Member by virtue of his relationship with Teresa Viola.

(4)

Mr. Viola is the manager of Virtu Employee Holdco, a vehicle that holds Virtu Financial Units on behalf of certain directors and key employees, and exercises dispositive control and voting control over the 12,961,807 shares issuable upon the exchange of Virtu Financial Units and corresponding shares of Class C common stock held by Virtu Employee Holdco (including both vested and unvested Virtu Financial Units and corresponding shares of Class C common stock). Mr. Viola disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. In addition, Mr. Viola directly owns 1,200,000 shares of Class A common stock,  1,387,500 shares of Class A common stock issuable upon the exercise of stock options that have vested or will vest within the next 60 days and 79,610,490 Virtu Financial Units and an equal number of shares of Class D common stock beneficially owned by Teresa Viola, Mr. Viola’s wife, that Mr. Viola may be deemed to beneficially own by virtue of their relationship.

(5)

Based upon statements in the Schedule 13G filed by Temasek Holdings (Private) Limited (“Temasek”), Fullerton Fund Investments Pte Ltd (“Fullerton”) and Havelock Fund Investments Pte Ltd (“Havelock”) on February 16, 2016. Havelock is a wholly-owned subsidiary of Fullerton, which is a wholly-owned subsidiary of Temasek. Temasek, Fullerton and Havelock have shared voting and dispositive power over 12,317,682 shares of Class A common stock. The address of Temasek is 60B Orchard Road, #06‑18 Tower 2, The Atrium@Orchard, Singapore 238891.

(6)

Based upon statements in the Schedule 13G/A filed by William Blair Investment Management, LLC (“William Blair Investment Management”) on February 10, 2017. William Blair Investment Management has (i) sole voting power over 2,412,661 shares of Class A common stock; and (ii) sole dispositive power over 2,646,247 shares of Class A common stock. The address of William Blair Investment Management is 230 W. Adams St., Chicago, IL 60606.

(7)

Based upon statements in the Schedule 13G filed by BlackRock, Inc. (“BlackRock”) on January 30, 2017. BlackRock has (i) sole voting power over 2,227,731 shares of Class A common stock; and (ii) sole dispositive power over 2,277,158 shares of Class A common stock. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(8)

Based upon statements in the Schedule 13G filed by The Vanguard Group (“Vanguard”) on February 10, 2017. Vanguard has (i) sole voting power over 52,096 shares of Class A common stock; (ii) sole dispositive power over 259 shares of Class A common stock; (iii) sole dispositive power over 2,186,551 shares of Class A common stock and (iv) shared dispositive power over 50,714 shares of Class A common stock. Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. are wholly-owned subsidiaries of Vanguard and have shared voting and dispositive power over 50,455 shares of Class A common stock and 1,900 shares of Class A common stock, respectively. The address of Vanguard is 900 Third Avenue 29th Floor, New York, New York 10022‑0100.

(9)

The Class A common stock owned by Mr. Cifu is comprised of (i) 200,000 shares of Class A common stock issuable upon the exercise of stock options that have vested or will vest within the next 60 days;  (ii) 2,830,742 shares of Class A common stock issuable upon the exchange of Virtu Financial Units and corresponding shares of Class C common stock held by Mr. Cifu; (iii) 819,804 shares of Class A common stock issuable upon the exchange of Virtu Financial Units and corresponding shares of Class C common stock held by a trust for the benefit of the Cifu Family Trust and (iv) 60,000 shares of Class A common stock held by Mr. Cifu directly. Melissa B. Lautenberg, Mr. Cifu’s wife, and Dr. Mitchel A. Lautenberg, Ms. Lautenberg’s brother, share dispositive control and voting control over the shares held by the Cifu Family Trust. Mr. Cifu may be deemed to beneficially own the shares held by the Cifu Family Trust by virtue of his relationship with Ms. Lautenberg.

(10)	Includes Virtu Financial Units and corresponding shares of Class C common stock held by Virtu Employee Holdco on behalf of such person that have vested or will vest within the next 60 days.
(11)	Includes stock options or restricted stock units that have vested or will vest within the next 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policies and Procedures

Upon the consummation of our initial public offering, we adopted a written Related Person Transaction Policy (the “Policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the Policy, our Audit Committee has overall responsibility for implementation of and compliance with the Policy.

For purposes of the Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the Policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our board of directors or Compensation Committee.

The Policy requires that notice of a proposed related person transaction be provided to our legal department prior to entering into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the Policy, our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the Policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that the Audit Committee may determine whether to ratify, rescind or terminate the related person transaction.

The Policy also provides that the Audit Committee reviews certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.

Amended and Restated Virtu Financial Limited Liability Company Agreement

In connection with the reorganization transactions preceding our initial public offering, we, Virtu Financial and each of the Virtu Members (including the Founder Member, Mr. Cifu, certain affiliates of Silver Lake Partners, an affiliate of Temasek and Virtu Employee Holdco) entered into the Amended and Restated Virtu Financial LLC Agreement. One of our former directors, Joseph Osnoss, was affiliated with Silver Lake Partners. Mr. Osnoss submitted his resignation from our board of directors effective April 8, 2016.

In accordance with the terms of the Amended and Restated Virtu Financial LLC Agreement, we operate our business through Virtu Financial and its subsidiaries. Pursuant to the terms of the Amended and Restated Virtu Financial LLC Agreement, so long as affiliates of Mr. Viola continue to own any Virtu Financial Units, shares of our Class A common stock or securities exchangeable or convertible into shares of our Class A common stock, we will not, without the prior written consent of such holders, engage in any business activity other than the management and ownership of Virtu Financial and its subsidiaries or own any assets other than securities of Virtu Financial and its subsidiaries and/or any cash or other property or assets distributed by or otherwise received from Virtu Financial and its subsidiaries, unless we determine in good faith that such actions or ownership are in the best interest of Virtu Financial. As the sole managing member of Virtu Financial, we have control over all of the affairs and decision-making of Virtu Financial. As such, through our officers and directors, we are responsible for all operational and administrative decisions of Virtu Financial and the day-to-day management of Virtu Financial’s business. We will fund any dividends to our stockholders by causing Virtu Financial to make distributions to its equityholders, including the Founder Member, Virtu Employee Holdco, the Employee Trust and us, subject to the limitations imposed by our credit agreement.

The holders of Virtu Financial Units generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Virtu Financial. Net profits and net losses of Virtu Financial are generally allocated to its members pro rata in accordance with the percentages of their respective ownership of Virtu Financial Units, though certain non-pro rata adjustments are made to reflect tax depreciation, amortization and other allocations. The Amended and Restated Virtu Financial LLC Agreement provides for cash distributions to the holders of Virtu Financial Units for purposes of funding their tax obligations in respect of the taxable income of Virtu Financial that is allocated to them. Generally, these tax distributions are computed based on Virtu Financial’s estimate of the net taxable income of Virtu Financial allocable to each holder of Virtu Financial Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income).

The Amended and Restated Virtu Financial LLC Agreement provides that, except as otherwise determined by us, if at any time we issue a share of our Class A common stock or Class B common stock, other than pursuant to an issuance and distribution to holders of shares of our common stock of rights to purchase our equity securities under a “poison pill” or similar shareholders rights plan or pursuant to an employee benefit plan, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in Virtu Financial (unless such shares were issued by us solely to fund (i) our ongoing operations or pay our expenses or other obligations or (ii) the purchase from a member of Virtu Financial of Virtu Financial Units (in which cash such net proceeds shall instead be transferred to the selling member as consideration for such purchase)) and Virtu Financial shall issue to us one Virtu Financial Unit. Similarly, except as otherwise determined by us, Virtu Financial will not issue any additional Virtu Financial Units to us unless we issue or sell an equal number of shares of our Class A common stock or Class B common stock. Conversely, if at any time any shares of our Class A common stock or Class B common stock are redeemed, repurchased or otherwise acquired, Virtu Financial will redeem, repurchase or otherwise acquire an equal number of Virtu Financial Units held by us, upon the same terms and for the same price per security, as the shares of our Class A common stock or Class B common stock are redeemed, repurchased or otherwise acquired. In addition, Virtu Financial will not effect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the Virtu Financial Units unless it is accompanied by substantively identical subdivision or combination, as applicable, of each class of our common stock, and we will not effect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination, as applicable, of the Virtu Financial Units.

Pursuant to the terms of the Amended and Restated Virtu Financial LLC Agreement, certain members of management of Virtu Financial, including Messrs. Viola and Cifu, are subject to non-compete and non-solicitation obligations until the third anniversary of the date on which such person ceases to be an officer, director or employee of ours. The employee members of Virtu Employee Holdco are subject to similar restrictions under the Virtu Employee Holdco Limited Liability Company Agreement.

Subject to certain exceptions, Virtu Financial will indemnify the Virtu Members against all losses or expenses arising from claims or other legal proceedings in which such person (in its capacity as such) may be involved or become subject to in connection with Virtu Financial’s business or affairs or the Amended and Restated Virtu Financial LLC Agreement or any related document.

Virtu Financial may be dissolved only upon the first to occur of (i) the sale of substantially all of its assets or (ii) as determined by us. Upon dissolution, Virtu Financial will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of Virtu Financial’s liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their vested Virtu Financial Units (after giving effect to any obligations of Virtu Financial to make tax distributions).

Exchange Agreement

At the closing of our initial public offering, we entered into an Exchange Agreement (the “Exchange Agreement”) with Virtu Financial and each of the Virtu Members, pursuant to which they (or certain transferees thereof) have the right to exchange their Virtu Financial Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of our Class A common stock or Class B common stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Upon exchange, each share of our Class C common stock or Class D common stock will be cancelled.

The Exchange Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our stockholders and approved by our board of directors or is otherwise consented to or approved by our board of directors, the Virtu Members will be permitted to participate in such offer by delivery of a notice of exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the Virtu Members to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the Virtu Members may participate in each such offer without being required to exchange Virtu Financial Units and shares of our Class C common stock or Class D common stock.

The Exchange Agreement also provides that, in the event of a merger, consolidation or other business combination involving us (unless, following such transaction, all or substantially all of the holders of the voting power of us prior to such transaction continue to hold a majority of the voting power of the surviving entity (or its parent) in substantially the same proportions as immediately prior to such transaction) is approved by our board of directors and consummated in accordance with applicable law, we may require that each of the Virtu Members exchange with us all of such Virtu Member’s Virtu Financial Units and shares of our Class C common stock or Class D common stock, as applicable, for aggregate consideration for each Virtu Financial Unit and share of our Class C common stock or Class D common stock, as applicable, that is equivalent to the consideration payable in respect of each share of our Class A common stock in such transaction. Such Virtu Members are not required to participate in such a transaction that is tax-free for our stockholders unless the transaction is also tax-free for such Virtu Members as holders of Virtu Financial Units and shares of our Class C common stock or Class D common stock, as applicable.

Tax Receivable Agreements

In connection with the reorganization transactions, we acquired equity interests in Virtu Financial from certain affiliates of Silver Lake Partners and Temasek, as a result of a series of transactions (the “Mergers”). In addition, we used a portion of the net proceeds from our initial public offering to purchase Virtu Financial Units and corresponding shares of common stock from certain direct or indirect equityholders of Virtu Financial. These purchases resulted in favorable tax basis adjustments to the assets of Virtu Financial that will be allocated to us and our subsidiaries. Future acquisitions of interests in Virtu Financial are expected to produce favorable tax attributes. In addition, future exchanges by certain direct or indirect equityholders of Virtu Financial of Virtu Financial Units and corresponding shares of Class C common stock or Class D common stock, as the case may be, for shares of our Class A common stock or Class B common stock, respectively, are expected to produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. Both the existing and anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into three tax receivable agreements with certain direct or indirect equityholders of Virtu Financial (one with the Founder Member, Virtu Employee Holdco, the Employee Trust, certain management members and other post-initial public offering investors), another with affiliates of Silver Lake Partners and affiliates of Temasek, and the other with other affiliates of Silver Lake Partners that provide for the payment by us to certain direct or indirect equityholders of Virtu Financial (or their transferees of Virtu Financial Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Virtu Financial’s assets resulting from (a) the acquisition of equity interests in Virtu Financial from an affiliate of Silver Lake Partners  and an affiliate of Temasek, and another affiliate of Temasek (the “Temasek Member”) in the reorganization transactions (which represents the unamortized portion of the increase in tax basis in Virtu Financial’s assets resulting from a prior acquisition of interests in Virtu Financial by an affiliate of Silver Lake Partners and Temasek, and the Temasek Member, (b) the purchases of Virtu Financial Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) from certain of  certain direct or indirect equityholders of Virtu Financial using a portion of the net proceeds from our initial public offering or in any future offering, (c) exchanges by certain direct or indirect equityholders of Virtu Financial of Virtu Financial Units (together with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of our Class A common stock or Class B common stock, as applicable, or (d) payments under the tax receivable agreements, (ii) any net operating losses available to us as a result of the Mergers and (iii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreements.

The actual increase in tax basis, as well as the amount and timing of any payments under these agreements, varies depending upon a number of factors, including the timing of exchanges by certain direct or indirect equityholders of Virtu Financial, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest.

The payments we are required to make under the tax receivable agreements could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments to certain direct or indirect equityholders of Virtu Financial are expected to aggregate to approximately $236.4 million, ranging from approximately $0.3 million to $21.2 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreements are not conditioned upon the certain direct or indirect equityholders of Virtu Financial’s continued ownership of us.

In addition, although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the tax receivable agreements, certain direct or indirect equityholders of Virtu Financial (or their transferees or other assignees) will not reimburse us for any payments previously made if such tax basis increases or other tax benefits are subsequently disallowed, except that any excess payments made to certain direct or indirect equityholders of Virtu Financial will be netted against future payments otherwise to be made under the tax receivable agreements, if any, after our determination of such excess. As a result, in such circumstances we could make payments to certain direct or indirect equityholders of Virtu Financial under the tax receivable agreements that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the tax receivable agreements provide that, upon certain mergers, asset sales or other forms of business combination or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the tax receivable agreements. As a result, upon a change of control, we could be required to make payments under a tax receivable agreement that are greater than or less than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

In addition, the tax receivable agreements provide that in the case of a change in control of the Company, certain direct or indirect equityholders of Virtu Financial have the option to terminate the applicable tax receivable agreement, and we will be required to make a payment to such electing party in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.5% or LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the tax receivable agreements may result in situations where certain direct or indirect equityholders of Virtu Financial have interests that differ from or are in addition to those of our other shareholders. In addition, we could be required to make payments under the tax receivable agreements that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreements is dependent on the ability of our subsidiaries to make distributions to us. Our credit agreement restricts the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreements. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid.

We did not make any payments under the tax receivable agreements during the year ended December 31, 2016.

Indemnification Agreements

We entered into an indemnification agreement with each of our executive officers and directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Agreements Entered into in Connection with the Proposed Acquisition of KCG Holdings, Inc.

On April 20, 2017, the Company entered into an Agreement and Plan of Merger to acquire KCG Holdings, Inc. (the “Proposed Acquisition”).

Temasek Investment Agreement

In connection with financing the Proposed Acquisition, on April 20, 2017, the Company entered into an investment agreement (the “Temasek Investment Agreement”) with Aranda Investments Pte. Ltd. (an affiliate of Temasek) (“Aranda”) pursuant to which the Company will issue to Aranda 8,012,821 shares of Class A common stock at a purchase price of $15.60 per share (the “Temasek Investment”).

The Temasek Investment Agreement provides that for so long as Aranda and its affiliates beneficially own at least 25% of its shares of Class A common stock held as of the closing of the Temasek Investment, Aranda is entitled to nominate one representative to serve as an observer on the Company’s board of directors.

The Temasek Investment Agreement contains customary representations and warranties by the Company and Aranda, and the Company and Aranda have agreed to indemnify their counterparty for losses resulting from a breach of any representations, warranties or covenants by the other party. The Company has also agreed to indemnify Aranda and certain of its affiliates for losses to the extent (i) such parties are party to a claim as a result of their direct or indirect ownership of the shares of Class A common stock acquired in connection with the Temasek Investment and (ii) such claim is based on the Company’s or its subsidiaries’ (i) failure or alleged failure to comply with any Law (as defined in the Temasek Investment Agreement) or (ii) ownership or the operation of its assets and properties or the operation or conduct of its business.

The Temasek Investment is contingent upon the closing of the Proposed Acquisition and is subject to other customary closing conditions, including receipt of required regulatory approvals, and the execution and delivery of certain other documents.

The Class A common stock was offered and will be sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, and may not be offered or sold absent registration or an applicable exemption from registration. The information contained in this Amendment shall not constitute an offer to sell or a solicitation of an offer to buy, nor shall there be any sale of the Company securities in any state where such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of such state.

Stockholders Agreement

In connection with financing the Proposed Acquisition, on April 20, 2017, the Company has entered into an investment agreement (the “NIH Investment Agreement”) with North Island Holdings I, LP (“NIH”), who does not currently beneficially own any securities of the Company. Pursuant to the NIH Investment Agreement, the Company will issue to NIH 40,064,103 shares of the Class A  common stock at a purchase price of $15.60 per share (the “NIH Investment”) and NIH will be provided with certain board nomination rights determined based on the percentage of Class A  common stock beneficially owned by NIH as of the closing of the NIH Investment.

In connection with entering into the Temasek Investment Agreement and NIH Investment Agreement, on April 20, 2017, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) with the Founder Member, Temasek, Havelock Fund Investments Pte Ltd. (an affiliate of Temasek) (“Havelock” and, together with Aranda, the “Temasek Entities”) and NIH. The Stockholders Agreement will not take effect until the closing of the Proposed Acquisition.

Under the Stockholders Agreement, the Founder Member has agreed to take all necessary action, including voting all of its shares of capital stock of the Company or providing written consent to cause the election of the directors nominated by NIH pursuant to the NIH Investment Agreement and in accordance with the terms of the Stockholders Agreement. To the extent the Founder Member transfers any of its shares to an affiliated transferee, that transferee would also be bound by the terms of the Stockholders Agreement. The Founder Member’s obligations pursuant to NIH’s director nomination right will automatically terminate upon the termination of NIH’s right to appoint directors pursuant to the NIH Investment Agreement.

The Stockholders Agreement also grants the Temasek Entities and NIH with tag-along rights, subject to customary exceptions, in connection with a transfer of shares by the Founder Member that are subject to cutback provisions on a pro rata basis (in each case calculated based on a fully exchanged and converted to Class A  common stock basis).

Amended and Restated Registration Rights Agreement

On April 15, 2015, prior to the consummation of the Company’s initial public offering, the Company entered into a Registration Rights Agreement (the “Existing Registration Rights Agreement”) with the Founder Member, Havelock and certain direct or indirect or equityholders of the Company that granted the parties certain demand and registration rights. In connection with Temasek Investment and the NIH Investment, on April 20, 2017, the Company and the parties thereto executed the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) to add NIH and Temasek as parties and provide them with similar registration rights as Havelock. The Amended and Restated Registration Rights Agreement will not take effect until the closing of the Proposed Acquisition. If the closing of the Proposed Acquisition does not occur, the Existing Registration Rights Agreement will remain in full force and effect.

Subject to several exceptions, including certain specified underwriter cutbacks and the Company’s right to defer a demand registration under certain circumstances, the Founder Member, the Temasek Entities and NIH may require that the Company register for public resale under the Securities Act all common stock of the Company constituting registrable securities that they request be registered at any time so long as the securities requested to be registered in each registration statement have an aggregate estimated market value of least $50 million. Under the Amended and Restated Registration Rights Agreement, the Company is not obligated to effectuate more than seven demand registrations for the Founder Member, more than four demand registrations for NIH or more than three demand registrations for the Temasek Entities. The Founder Member, the Temasek Entities and NIH also have the right to require the Company to register the sale of the registrable securities held by them on Form S‑3, subject to offering size and other restrictions. In addition, the Company is required to file a shelf registration statement for the registrable securities, and cause such shelf registration statement to become effective within one year after the earlier of the closing of the Temasek Investment and the NIH Investment.

If the Founder Member, the Temasek Entities or NIH make a request for registration, the non-requesting parties to the Amended and Restated Registration Rights Agreement are entitled to piggyback registration rights in connection with the request. If such request is for an underwritten offering, the piggyback registration rights are subject to underwriter cutback provisions. In addition, the parties to the Amended and Restated Registration Rights Agreement are entitled to piggyback registration rights with respect to any registration initiated by the Company or another stockholder, and if any such registration is in the form of an underwritten offering, such piggyback registration rights are subject to underwriter cutback provisions.

Pursuant to the Amended and Restated Registration Rights Agreement, NIH will have no registration rights until after the first anniversary of the closing of the NIH Investment and during such period NIH shall be deemed to be an Excluded Party (as defined in the Amended and Restated Registration Rights Agreement) in connection with certain cutback provisions (unless the Founder Member exercises its registration rights under the Amended and Restated Registration Rights Agreement, in which case NIH will have the right to exercise its registration rights).

In connection with the registrations described above, the Company will indemnify any selling stockholders and the Company will bear all fees, costs and expenses (except underwriting commissions and discounts and fees and expenses of the selling stockholders and their internal and similar costs (other than the fees and expense of a single law firm representing the selling stockholders)).

Other Transactions

In the ordinary course of business, we purchase and lease computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Silver Lake Partners and its affiliates have a significant ownership interest in Dell. During the year ended December 31, 2016, we paid $2.7 million to Dell for these purchases and leases. Similarly, in the ordinary course of business, we purchase market data and related services from Interactive Data Pricing and Reference Data, Inc (“Interactive Data”) and SunGard Securities Finance LLC (“SunGard”). Silver Lake Partners and its affiliates have a significant ownership interest in Interactive Data and SunGard. During the year ended December 31, 2016, we paid $0.4 million to Interactive Data for these purchases. During the year ended December 31, 2016, we paid $0.2 million to Sungard for these purchases.

In the ordinary course of business, we purchase telecommunications and Internet services from Level 3 Communications, Inc. (“Level 3 Communications”). Temasek and its affiliates have a significant ownership interest in Level 3 Communications. During the year ended December 31, 2016, we paid $2.4 million to Level 3 Communications for these purchases.

In the ordinary course of business, the Company purchases telecommunications services from Singapore Telecommunications Limited (“Singtel”). Temasek and its affiliates have a significant ownership interest in Singtel. During the year ended December 31, 2016, the Company paid $0.2 million to Singtel for these purchases.

Additionally, in 2015, we entered into a sublease arrangement with an affiliate of our founder for officer space no longer used for our business. During the year ended December 31, 2016, we received $0.2 million in consideration for the sublease.

Director Independence

Our board of directors has determined that Messrs. Cruger, Nixon, Quick and Sandner are each “independent directors” as such term is defined by the applicable rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policy

The policy of our Audit Committee is to review in advance, and pre-approve all audit or non-audit services to be provided by the Company’s independent or other registered public accounting firm and to approve all related fees and other terms of engagement.

All of the audit-related, tax and all other services provided by Deloitte & Touche LLP to us subsequent to our initial public offering in 2016 were approved by our Audit Committee. All non-audit services provided subsequent to our initial public offering in 2016 were reviewed with the Audit Committee, which in each case concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Deloitte & Touche LLP Fees

The following table presents aggregate fees billed to us for services rendered by Deloitte & Touche LLP for the fiscal years ended December 31, 2016 and December 31, 2015.

	2016	2015
Audit fees	$2,656,377	$2,675,000
Audit-related fees	—	259,000
Tax fees	$694,028	$640,000
All other fees	—	—
Total	$3,350,405	$3,574,000

Audit Fees

This category includes the aggregate fees during 2016 and 2015 for audit services provided by our independent registered public accounting firm for the fiscal years ending December 31, 2016 and December 31, 2015, including for the audits of our annual consolidated financial statements, and reviews of each of the quarterly financial statements included in our Quarterly Reports on Form 10‑Q.

Audit-Related Fees

This category includes the aggregate fees during 2016 and 2015 for services related to the performance of the audits and reviews described in the preceding paragraph that are not included in the Audit Fees category, including fees associated with (i) accounting consultation and due diligence related to certain transactions, (ii) services rendered in connection with our registration statements and (iii) the preparation and review of documents related to our securities offerings.

Tax Fees

This category includes the aggregate fees during 2016 and 2015 for professional tax services provided by the independent registered public accounting firm or its affiliates, including for tax compliance and tax advice.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Consolidated Financial Statements

The consolidated financial statements required to be filed in the Form 10‑K/A are listed in Part II, Item 8 of the Original Filing.

2.Financial Statement Schedule

See “Index to Consolidated Financial Statements” in this Form 10‑K/A listed in Part II, Item 8 of the Original Filing.

3.Exhibits

Exhibit Number	Description
2.1*

Reorganization Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC, Virtu Financial LLC, VFH Parent LLC, SLP Virtu Investors, LLC, SLP III EW Feeder I, L.P., SLP III EW Feeder II, L.P., Silver Lake Technology Associates III, L.P., SLP III EW Feeder LLC, Havelock Fund Investments Pte Ltd., Wilbur Investments LLC, VV Investment LLC, Virtu East MIP LLC, Virtu Employee Holdco LLC, TJMT Holdings LLC (f/k/a Virtu Holdings LLC), Virtu Financial Holdings LLC and the Other Class A Members named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10‑Q, as amended (File No. 001‑37352), filed on May 29, 2015).

2.2*

Merger Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd (incorporated herein by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10‑Q, as amended (File No. 001‑37352), filed on May 29, 2015).

2.3*

Merger Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10‑Q, as amended (File No. 001‑37352), filed on May 29, 2015).

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated By-laws of the Registrant.
10.1**	Third Amended and Restated Credit Agreement, dated as of October 27, 2016, among Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.
10.2*	Stockholders Agreement by and among Virtu Financial, Inc. and the stockholders named therein.
10.3*	Exchange Agreement.
10.4*	Registration Rights Agreement.
10.5*	Tax Receivable Agreement by and among Virtu Financial, Inc., the Founder Member, Virtu Employee Holdco, the Management Members and other pre-IPO investors.
10.6*	Tax Receivable Agreement by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders.
10.7*	Tax Receivable Agreement by and among Virtu Financial, Inc. and the Silver Lake Post-IPO Members.
10.8*	Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC.
10.9*	Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC.
10.10*	Class C Common Stock Subscription Agreement.
10.11*	Class D Common Stock Subscription Agreement.
10.12*	Class A common stock Purchase Agreement.
10.13*	Unit Purchase Agreement.
10.14*	Employment Agreement by and between Virtu Financial, Inc. and Mr. Vincent Viola.
10.15*	Employment Agreement by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
10.16***	Employment Agreement by and between Virtu Financial, Inc. and Mr. Joseph Molluso.

10.17****	Employment Agreement by and between Virtu Financial, Inc. and Mr. Venu Palaparthi.
10.18*****	Virtu Financial, Inc. 2015 Management Incentive Plan.
21.1**	Subsidiaries of Virtu Financial, Inc.
23.1**	Consent of Deloitte & Touche LLP.
31.1

Certification of Chief Executive Officer required by Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer required by Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*       These exhibits were previously included or incorporated by reference in Virtu Financial, Inc.’s Form 10‑Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 29, 2015 and incorporated by reference herein.

**     This exhibit was previously filed with the Securities and Exchange Commission on March 14, 2017 as an exhibit to the Original Filing.

***   This exhibit was previously included or incorporated by reference in Virtu Financial, Inc.’s Amendment No. 1 to Form S‑1 Registration Statement, filed with the Securities and Exchange Commission on March 26, 2014 and incorporated by reference herein.

**** This exhibit was previously included or incorporated by reference in Virtu Financial, Inc.’s Amendment No. 2 to Form S‑1 Registration Statement, filed with the Securities and Exchange Commission on February 20, 2015 and incorporated by reference herein.

***** This exhibit was previously included or incorporated by reference in Virtu Financial, Inc.’s Amendment No. 4 to Form S-1 Registration Statement, filed with the Securities and Exchange Commission on April 6, 2015 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	April 28, 2017	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	April 28, 2017	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2017.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer)
Douglas A. Cifu	and Director

/s/ Joseph Molluso	Chief Financial Officer
Joseph Molluso	(Principal Financial and Accounting Officer)