Form 10-Q
period 2017-03-31
Virtu Financial, Inc.
filed 2017-05-10
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes ☐ No☒

Class of Stock	Shares Outstanding as of May 10, 2017
Class A common stock, par value $0.00001 per share	40,667,276
Class C common stock, par value $0.00001 per share	19,081,435
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Condensed Consolidated Financial Statements (Unaudited)

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	As of
	March 31,	December 31,
(in thousands, except share and interest data)	2017	2016

Assets
Cash and cash equivalents	$164,967	$181,415
Securities borrowed	358,463	220,005
Receivables from broker dealers and clearing organizations	662,313	448,728
Trading assets, at fair value:
Financial instruments owned	1,630,581	1,683,999
Financial instruments owned and pledged	269,389	143,883
Property, equipment and capitalized software (net of accumulated depreciation of $112,092 and $113,184 as of March 31, 2017 and December 31, 2016, respectively)	34,071	29,660
Goodwill	715,379	715,379
Intangibles (net of accumulated amortization)	939	992
Deferred tax asset	197,330	193,859
Other assets ($38,055 and $36,480, at fair value, as of March 31, 2017 and December 31, 2016, respectively)	73,921	74,470
Total assets	$4,107,353	$3,692,390

Liabilities and equity
Liabilities
Short term borrowings	$22,000	$25,000
Securities loaned	423,672	222,203
Payables to broker dealers and clearing organizations	589,688	695,978
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,673,802	1,349,155
Tax receivable agreement obligations	229,381	231,404
Accounts payable and accrued expenses and other liabilities	73,498	69,281
Long-term borrowings	565,317	564,957
Total liabilities	$3,577,358	$3,157,978

Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 41,120,342 and 40,436,580 shares, Outstanding — 40,667,276 and 39,983,514 shares at March 31, 2017 and December 31, 2016, respectively	—	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2017 and December 31, 2016, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 19,081,435 and 19,810,707 shares, Outstanding — 19,081,435 and 19,810,707, at March 31, 2017 and December 31, 2016, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at March 31, 2017 and December 31, 2016, respectively	1	1
Treasury stock, at cost, 453,066 and 453,066 shares at March 31, 2017 and December 31, 2016, respectively	(8,358)	(8,358)
Additional paid-in capital	160,385	155,536
Accumulated deficit	(6,788)	(1,254)
Accumulated other comprehensive loss	(17)	(252)
Total stockholders' equity	$145,223	$145,673
Noncontrolling interest	384,772	388,739
Total equity	$529,995	$534,412

Total liabilities and equity	$4,107,353	$3,692,390

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	March 31,
(in thousands, except share and per share data)	2017	2016
Revenues:
Trading income, net	$139,574	$186,289
Interest and dividends income	4,874	4,268
Technology services	2,779	2,081
Other, net	60	—
Total revenue	147,287	192,638

Operating Expenses:
Brokerage, exchange and clearance fees, net	52,770	59,725
Communication and data processing	18,207	17,722
Employee compensation and payroll taxes	21,347	22,557
Interest and dividends expense	12,280	13,537
Operations and administrative	4,978	4,919
Depreciation and amortization	6,757	7,727
Amortization of purchased intangibles and acquired capitalized software	53	53
Charges related to share based compensation at IPO	185	595
Financing interest expense on long-term borrowings	6,828	7,101
Total operating expenses	123,405	133,936
Income before income taxes and noncontrolling interest	23,882	58,702
Provision for income taxes	2,808	7,346
Net income	21,074	51,356
Noncontrolling interest	(16,494)	(41,008)
Net income available for common stockholders	$4,580	$10,348

Earnings per share
Basic	$0.10	0.27
Diluted	$0.10	0.26

Weighted average common shares outstanding
Basic	40,398,381	38,210,209
Diluted	40,398,381	38,489,489

Net income	$21,074	$51,356
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	785	2,494
Comprehensive income	21,859	53,850
Less: Comprehensive income attributable to noncontrolling interest	(17,044)	(42,801)
Comprehensive income attributable to common stockholders	$4,815	$11,049

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

									Additional					Retained	Accumulated
	Class A		Class C		Class D				Paid-in					Earnings	Other	Total	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	Class A-1		Class A-2		(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Interests	Amounts	Interests	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	—	$—	—	$—	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	—	—	(12,721)	—	—	—	—	—	4,460	—	—	—	—	—	—	4,460	—	4,460
Treasury stock purchases	—	—	(32,789)	—	—	—	—	—	(441)	—	—	—	—	—	—	(441)	—	(441)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,580	—	4,580	16,494	21,074
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	235	235	550	785
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,011)	(21,011)
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,114)	—	(10,114)	—	(10,114)
Issuance of common stock in connection with employee exchanges	683,762	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(683,762)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	830	—	—	—	—	—	—	830	—	830
Balance at March 31, 2017	41,120,342	—	19,081,435	—	79,610,490	1	(453,066)	(8,358)	160,385	—	—	—	—	(6,788)	(17)	145,223	384,772	529,995

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net Income	$21,074	$51,356

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,757	7,727
Amortization of purchased intangibles and acquired capitalized software	53	53
Amortization of debt issuance costs and deferred financing fees	214	468
Termination of office leases	—	292
Share based compensation	3,818	3,102
Equipment writeoff	—	428
Deferred taxes	2,354	2,530
Other	1,570	(3)
Changes in operating assets and liabilities:
Securities borrowed	(138,458)	(200,769)
Securities purchased under agreements to resell	—	14,981
Receivables from broker dealers and clearing organizations	(213,585)	(153,375)
Trading assets, at fair value	(72,088)	(226,460)
Other Assets	563	652
Securities loaned	201,469	166,069
Payables to broker dealers and clearing organizations	(106,290)	(50,646)
Trading liabilities, at fair value	324,647	432,519
Accounts payable and accrued expenses and other liabilities	(11)	2,544
Net cash provided by operating activities	32,087	51,468

Cash flows from investing activities
Development of capitalized software	(2,016)	(2,003)
Acquisition of property and equipment	(3,843)	(1,287)
Net cash used in investing activities	(5,859)	(3,290)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(21,011)	(41,240)
Dividends	(10,114)	(9,378)
Purchase of treasury stock	(441)	—
Short-term borrowings, net	(3,000)	(13,000)
Payments on repurchase of non-voting common interest	(500)	(500)
Repayment of senior secured credit facility	(1,350)	(1,275)
Tax receivable agreement obligations	(7,045)	—
Net cash used in financing activities	(43,461)	(65,393)

Effect of exchange rate changes on Cash and cash equivalents	785	2,494

Net decrease in Cash and cash equivalents	(16,448)	(14,721)
Cash and cash equivalents, beginning of period	181,415	163,235
Cash and cash equivalents, end of period	$164,967	$148,514

Supplementary disclosure of cash flow information
Cash paid for interest	$13,197	$13,786
Cash paid for taxes	$1,915	$1,527

Non-cash investing activities
Share based compensation to developers relating to capitalized software	$664	$678

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI”, or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership of approximately 29.9% of the membership interests of Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

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

The condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”), as amended, which was filed on March 13, 2017. The accompanying December 31, 2016 unaudited condensed consolidated statements of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of the operating results for any future interim or annual period.

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

The Company grants restricted stock units (“RSUs”), which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At March 31, 2017 and December 31, 2016, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivables from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market is prohibited. The Company categorizes its financial instruments into a three level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each financial instrument is based on the assessment of the transparency and reliability of the inputs used in the valuation of such financial instruments at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly; or

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers in or out of levels are recognized based on the beginning fair value of the period in which they occurred.

Fair Value Option

The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are recorded in other, net in the consolidated statements of comprehensive income. The decision to elect the fair value option is determined on an instrument-by-instrument basis,  must be applied to an entire instrument and is irrevocable once elected.

Derivative Instruments

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, which are carried at fair value include futures, forward contracts, and options. Unrealized gains or losses on these derivative instruments are recognized currently within trading income, net in the consolidated statement of comprehensive income.. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met.

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

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and if impaired, they are written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange stock includes shares that entitle the Company to certain trading privileges. The shares are marked-to-market with the corresponding gain or loss recorded under operating and administrative in the condensed consolidated statements of comprehensive income. The Company’s exchange memberships and stock are included in other assets in the condensed consolidated statements of financial condition.

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

Interest and Dividends Income/Interest and Dividends Expense

Interest income and interest expense are accrued in accordance with contractual rates. Interest income consists of interest earned on collateralized financing arrangements and on cash held by brokers. Interest expense includes interest expense from collateralized transactions, margin and related lines of credit. Dividends on financial instruments owned including those pledged as collateral and financial instruments sold, not yet purchased are recorded on the ex-dividend date and interest is recognized on an accrual basis.

Technology Services

Technology services revenues consist of technology licensing fees and agency commission fees. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services. These fees include both upfront and annual recurring fees. Revenue from technology services is recognized once persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Revenue is recognized ratably over the contractual service period. Agency commission fees are earned from agency trades executed by the Company on behalf of third parties and recognized on a trade date basis.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2017 and December 31, 2016 or the results of operations or cash flows for the three months ended March 31, 2017 and 2016.

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

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In December 2016, FASB issued ASU 2016-20 Technical Correction and Improvement (Topic 606): Revenue from Contracts with Customers, which amends the guidance in ASU 2014-09. The effective date and transition requirements for the ASU are the same as ASU 2014-09. The Company is expected to adopt the revenue recognition guidance on January 1, 2018. A significant amount of the Company’s revenues are derived from market making activities, which do not involve customer contracts. The Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of this ASU. The Company is expecting to develop processes and procedures during 2017 to ensure it is fully compliant with this ASU. As of March 31, 2017, the Company has not yet identified any significant changes in the timing of revenue recognition when considering this ASU, but the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 anticipated implementation date. Implementation of the ASU will likely result in additional disclosure regarding the Company’s technology revenues.

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. Early adoption of the ASU is not permitted, except for the amendments relating to the presentation of the change in the instrument-specific credit risk relating to a liability that an entity has elected to measure at fair value.  The Company is currently evaluating the potential effects of the adoption of ASU 2016-01 on its condensed consolidated financial statements, but does not expect it to have a material impact on its condensed consolidated financial statements, as it does not currently classify any equity securities as available for sale, and it does not apply the fair value option to its own debt issuances.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. New quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater information regarding the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company anticipates adopting this ASU on January 1, 2019. The Company is not anticipating recognizing lease assets and lease liabilities for leases with a term of twelve months or less. As of March 31, 2017, the Company has not yet identified any significant changes in the timing of operating leases recognition when considering this ASU, but the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2019, anticipated implementation date. Upon adoption of this ASU, the Company expects to report increased assets and liabilities on its condensed consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to certain equipment under noncancelable operating lease agreements, which currently are not reflected in its condensed consolidated statement of financial condition.

Compensation – Stock Compensation — In March 2016, FASB issued ASU 2016-09, Employee Share-Based Payment Accounting Improvements.  The ASU makes a number of changes to accounting for share based payment programs, including the following principal changes: providing that all excess tax benefits and tax deficiencies arising from share-based payment programs should be recognized as income tax expense or benefit in the income statement; allowing companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (as is provided under current GAAP) or account for forfeitures when they occur; and providing that partial cash settlement of an award for tax-withholding purposes would not result, by itself, in liability classification of the award provided the amount withheld does not exceed the maximum statutory tax rate (as opposed to the current requirement which specifies the minimum statutory tax rate) for an employee in the applicable jurisdictions. The ASU also provides guidance on the classification of various items related to share based payment programs in the statement of cash flows.   The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, and an entity that elects early adoption must adopt all of the amendments in the same period. The Company has elected to early adopt this ASU effective as of December 31, 2016 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Income Taxes – In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 749): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires the reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transactions are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The ASU is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the potential effects of adoption of ASU 2016-16 on the Company’s condensed consolidated financial statements.

Accounting Changes – In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Correction (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which amends SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC update). The SEC staff view is that a registrant should evaluate the impact of new accounting statndards that have not yet been adopted to determine the appropriate financial disclosures on the potential material effects, especially on new standards on revenue recognition, leases, and financial instruments – credit losses. If a registrant cannot reasonably estimate the impact that adoption of the ASUs, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. Additional qualitative disclosures should include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Furthermore, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The Company adopted this ASU on January 1, 2017, and appropriate disclosures have been included in this Note for each recently issued accounting standard.

Goodwill - In January, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for public entities in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

3. Earnings per Share

Net income available for common stockholders is based on the Company’s approximate 29.9% interest in Virtu Financial.

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	For the Three Months Ended	For the Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Income before income taxes and noncontrolling interest	$23,882	$58,702
Provision for income taxes	2,808	7,346
Net income	21,074	51,356

Noncontrolling interest	(16,494)	(41,008)

Net income available for common stockholders	$4,580	$10,348

The calculation of basic and diluted earnings per share is presented below:

	For the Three Months Ended March 31,
(in thousands, except for share or per share data)	2017	2016
Basic earnings per share:
Net income available for common stockholders	$4,580	$10,348

Less: Dividends and undistributed earnings allocated to participating securities	(353)	(221)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	4,227	10,127

Weighted average shares of common stock outstanding:
Class A	40,398,381	38,210,209

Basic Earnings per share	$0.10	$0.27

	For the Three Months Ended March 31,
(in thousands, except for share or per share data)	2017	2016
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$4,227	$10,127

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	40,398,381	38,210,209
Issuable pursuant to 2015 Management Incentive Plan(1)	—	279,280
	40,398,381	38,489,489

Diluted Earnings per share	$0.10	$0.26

(1)

The dilutive impact of unexercised stock options excludes from the computation of EPS 774,529 options for the three months ended March 31, 2017  because inclusion of the options would have been anti-dilutive.

4. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu Members, as defined in Note 13, that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment is due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which was due March 15, 2016, but the due date was extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The Company made its first payment of $7.0 million during the three months ended March 31, 2017.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the Secondary Offerings, the Company recorded a deferred tax asset of $215.9 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases are expected to aggregate to approximately $236.4 million, ranging from approximately $0.3 million to $21.2 million per year over the next 15 years. The corresponding deduction to additional paid-in capital was approximately $20.5 million for the difference between the tax receivable agreements liability and the related deferred tax asset. In connection with the February 2017 employee exchange (as described in Note 13), the Company recorded an additional deferred tax asset of $5.8 million and payment liability pursuant to the tax receivable agreements of $5.0 million, with the $0.8 million difference recorded as an increase to additional paid in capital. The amounts recorded as of March 31, 2017 are based on estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized. At March 31, 2017 and December 31, 2016, the Company’s remaining deferred tax assets were approximately $189.6 million and $185.6 million, respectively, and the Company’s payment liabilities pursuant to the tax receivable agreements were approximately $229.4 million and $231.4 million, respectively.

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

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill and no goodwill impairment was recognized in the three months ended March 31, 2017 and 2016.

Acquired intangible assets consisted of the following as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	481	469		9
ETF buyer relationships	950	480	470		9
	$111,900	$110,961	$939

	As of December 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	454	496		9
ETF buyer relationships	950	454	496		9
	$111,900	$110,908	$992

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended March 31, 2017 and 2016, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2017 and December 31, 2016:

(in thousands)	2017	2016
Assets
Due from prime brokers	$271,834	$91,476
Deposits with clearing organizations	32,513	21,995
Net equity with futures commission merchants	190,415	213,030
Unsettled trades with clearing organization	47,672	44,312
Securities failed to deliver	119,879	77,915
Total receivables from broker-dealers and clearing organizations	$662,313	$448,728
Liabilities
Due to prime brokers	$395,191	$227,335
Net equity with futures commission merchants	42,127	38,838
Unsettled trades with clearing organization	152,370	429,800
Securities failed to receive	—	5
Total payables to broker-dealers and clearing organizations	$589,688	$695,978

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 8) of approximately $241.3 million and $309.1 million as of March 31, 2017 and December 31, 2016, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2017 and December 31, 2016, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at March 31, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	2017	2016
Securities received as collateral:
Securities borrowed	$347,934	$213,203
Securities purchased under agreements to resell	—	—
	$347,934	$213,203

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	2017	2016
Equities	$264,486	$128,202
Exchange traded notes	4,903	15,681
	$269,389	$143,883

8. Borrowings

Outstanding borrowings and financing capacity or unused available capacity under the Company’s borrowing arrangements were as follows:

	At March 31, 2017		At December 31, 2016
	Financing	Borrowing	Financing	Borrowing
(in thousands)	Available	Outstanding	Available	Outstanding
Broker-dealer credit facilities:
Uncommitted facility	$125,000	$22,000	$125,000	$25,000
Committed facility	75,000	—	75,000	—
	$200,000	$22,000	$200,000	$25,000

Short-Term Credit Facilities:
Short-term credit facilities (1)	$493,000	$241,324	$493,000	$309,086
	$493,000	$241,324	$493,000	$309,086

_______________________________________

(1)	Outstanding borrowings were included with receivable from broker-dealers and clearing organization within the consolidated statements of financial condition.

		At March 31, 2017			At December 31, 2016
	Maturity		Unused Available	Borrowing		Unused Available	Borrowing
(in thousands)	Date		Capacity	Outstanding		Capacity	Outstanding
Long-term borrowings:
Senior secured credit facility	October 2022	$	n/a	$533,961	$	n/a	$535,104
Revolving credit facility	April 2018		100,000	—		100,000	—
SBI bonds	January 2020		n/a	31,356		n/a	29,853
			$100,000	$565,317		$100,000	$564,957

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company’s broker-dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company’s broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis (1.91% at March 31, 2017 and 1.66% at December 31, 2016). The Company is party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016 which is provided on a committed basis and is available for borrowings by one of the Company's broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined therein. The Committed Facility bears interest at a rate per annum at the Company’s election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days. Interest expense for the three months ended March 31, 2017 and 2016 was approximately $0.4 million and $0.3 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution. Borrowings bore interest at a weighted average interest rate of 3.27% and 3.12% per annum, as March 31, 2017 and December 31, 2016, respectively.  Interest expense in relation to the facilities for the three months ended March 31, 2017 and 2016 was approximately $1.7 million and $1.7 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

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

On October 27, 2016, Virtu Financial and VFH entered into a third amended and restated credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, lead arranger and bookrunner and BMO Capital Markets Corp., as syndication agent (the “Refinancing Transaction”).  The third amended and restated credit agreement amends and restated in its entirety the existing Credit Agreement. Under the third amended and restated credit agreement (i) VFH’s existing term loan facility was replaced by a senior secured first lien term loan in an aggregate principal amount of $540.0 million, drawn in its entirety on the closing date and (ii) VFH’s existing senior secured first lien revolving facility with aggregate commitments of $100.0 million remains in effect. The term loan borrowings under the third amended and restated credit agreement will bear interest at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1%, and (d) 1.75% plus, in each case, 2.50%, or (ii) greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0.75%, plus, in each case, 3.50%.  In addition, the term loans were issued at a discount of 0.25%. Borrowings under the third amended and restated credit agreement continue to be secured by substantially all of VFH’s assets, other than the equity interests in and assets of its subsidiaries that are subject to, or potentially subject to, regulatory oversight, and its foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries. Under the terms of the third amended and restated credit agreement, term loans will mature on October 27, 2022, subject to certain exceptions and permitted extensions as set forth in the third amended and restated credit agreement. A portion of certain financing costs incurred in connection with the original credit facility that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, were accelerated at the closing of the refinancing.

On April 15, 2015, the Company, Virtu Financial, and each unregulated domestic subsidiary of Virtu Financial, entered into an amendment agreement to the Credit Agreement, which provided for a revolving credit facility with aggregate commitments by revolving lenders of $100.0 million. The revolving credit facility is secured pari passu with the term loans outstanding under the Credit Agreement and is subject to the same financial covenants and negative covenants.  Borrowings under the revolving facility bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 2.00%, plus, in each case, 2.0%, or (ii) the greater of (x)

an adjusted LIBOR rate for the interest period in effect and (y) 1.00%, plus, in each case, 3.0%. The Company will also pay a commitment fee of 0.50% per annum on the average daily unused portion of the facility. Under the terms of the third amended and restated credit agreement, revolving commitments will terminate and outstanding revolving loans will mature on April 15, 2018, subject to certain exceptions and permitted extensions as set forth in the third amended and restated credit agreement.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 9).  The SBI Bonds were issued bearing interest at the rate per annum of 4.0% until their scheduled maturity on January 6, 2020.  Following the consummation of the Refinancing Transaction and in accordance with the terms and conditions of the SBI Bonds, the rate per annum was increased to 5.0% as of October 2016. The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($31.4 million) as of March 31, 2017 and the Company recorded a loss of $1.5 million due to the change in currency rates during the three months ended March 31, 2017.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings at March 31, 2017 were as follows:

(in thousands)
2017	$4,050
2018	5,400
2019	5,400
2020 and thereafter	555,221
Total principal of long-term borrowings	$570,071

The below table contains a reconciliation of the long-term borrowings principal amount to the secured credit facility recorded in the condensed consolidated statements of financial condition:

	At March 31,	At December 31,
(in thousands)	2017	2016
Senior secured credit facility outstanding principal	$538,650	$540,000
SBI Bonds outstanding principal	31,421	29,925
Net deferred financing fees	(3,839)	(4,012)
Net discount on senior secured credit facility	(915)	(956)
Long-term borrowings	$565,317	$564,957

9. Financial Assets and Liabilities

At March 31, 2017 and  December 31, 2016, substantially all of Company's financial assets and liabilities, except for the long-term borrowings, short-term borrowings, securities borrowed and loaned, and certain exchange memberships, which would all be categorized as Level 2, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company’s long-term borrowings approximates fair value as of March 31, 2017 and December 31, 2016 based on the recent transaction date of the SBI Bonds and the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, and would be categorized as Level 2.

As of March 31, 2017, the Company began pricing certain financial instruments held for trading at fair value based on theoretical prices which can differ from quoted market prices. The theoretical prices reflect price adjustments primarily caused by the fact that the Company continuously prices its financial instruments based on all available information. This includes prices for identical and near-identical positions, as well as the prices for securities underlying the Company’s positions, on other exchanges that are open after the exchange on which the financial instruments is traded closes. The Company’s middle office department validates that all price adjustments can be substantiated with market inputs and checks the theoretical prices independently. Consequently, such financial instruments are classified as Level 2. The Company concluded that this is a change in accounting estimate and no retrospective adjustments were necessary.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain financial instruments noted in the preceding paragraph which are categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from broadly distributed bank and broker dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At March 31, 2017 and December 31, 2016, the Company’s derivative contracts and non-U.S. government obligations have been categorized as Level 2.

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

There were no transfers of financial instruments between levels during the three months ended March 31, 2017 and 2016.

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2017:

	March 31, 2017
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$184,003	$1,414,065	$—	$—	$1,598,068
Non-U.S. government obligations	—	9,007	—	—	9,007
Exchange traded notes	1,081	21,103	—	—	22,184
Currency forwards	—	1,756,179	—	(1,755,123)	1,056
Options	—	266	—	—	266
	$185,084	$3,200,620	$—	$(1,755,123)	$1,630,581
Financial instruments owned, pledged as collateral:
Equity securities	$32,168	$232,318	$—	$—	$264,486
Exchange traded notes	—	4,903	—	—	4,903
	$32,168	$237,221	$—	$—	$269,389
Other Assets
Equity investment	$—	$—	$37,588	$—	$37,588
Exchange stock	467	—	—	—	467
	$467	$—	$37,588	$—	$38,055
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$604,260	$1,014,410	$—	$—	$1,618,670
Exchange traded notes	—	54,904	—	—	54,904
Currency forwards	—	1,792,466	—	(1,792,466)	—
Options	—	228	—	—	228
	$604,260	$2,862,008	$—	$(1,792,466)	$1,673,802

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

Investment in SBI Japannext Co., Ltd.

On July 27, 2016, the Company purchased an additional minority interest (29.4%) in SBI Japannext (“SBI”), a proprietary trading system based in Tokyo, for $38.8 million in cash. In connection with the investment, VFH issued bonds to certain affiliates of SBI Japannext and used the proceeds to finance the transaction (Note 8).

As of March 31, 2017, the Company determined the fair value of SBI using the discounted cash flow method, an income approach, with the discount rate of 15.9% applied to the cash flow forecasts. The Company also used a market approach based on 19x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of SBI at December 31, 2016 was determined to approximate the purchase price paid for the SBI investment, adjusted for the changes in the Japanese Yen currency rate, given the proximity to the transaction date and lack of significant events subsequent to the transaction date. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of SBI are reflected in other revenues, net in the consolidated statements of comprehensive income.

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2017
						Change in Net
						Unrealized Gains
						/ (Losses) on
						Investments
	Balance at		Total Realized	Net Transfers	Balance at	still held at
	December 31,		and Unrealized	into (out of)	March 31,	March 31,
(in thousands)	2016	Purchases	Gains / (Losses)	Level 3	2017	2017
Assets
Other assets:
Equity investment	$36,031	$—	$1,557	$—	$37,588	$1,557
Total	$36,031	$—	$1,557	$—	$37,588	$1,557

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2017 and December 31, 2016

	March 31, 2017

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$358,463	$—	$358,463	$(350,923)	$(1,272)	$6,268
Trading assets, at fair value:
Currency forwards	1,756,179	(1,755,123)	1,056	—	—	1,056
Options	266	—	266	(214)	(2)	50
Total	$2,114,908	$(1,755,123)	$359,785	$(351,137)	$(1,274)	$7,374

			Net Amounts of
		Gross Amounts	Liabilities Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$423,672	$—	$423,672	$(423,408)	$—	$264
Trading liabilities, at fair value:
Currency forwards	1,792,466	(1,792,466)	—	—	—	—
Options	228	—	228	(214)	—	14
Total	$2,216,366	$(1,792,466)	$423,900	$(423,622)	$—	$278

	December 31, 2016

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$220,005	$—	$220,005	$(216,778)	$(248)	$2,979
Trading assets, at fair value:
Currency forwards	1,147,261	(1,140,239)	7,022	—	—	7,022
Options	141	—	141	(80)	(13)	48
Total	$1,367,407	$(1,140,239)	$227,168	$(216,858)	$(261)	$10,049

			Net Amounts of
			Liabilities
		Gross Amounts	Presented	Gross Amounts Not Offset In the
		Offset in the	in the	Consolidated
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$222,203	$—	$222,203	$(221,792)	$—	$411
Trading liabilities, at fair value:
Currency forwards	1,009,038	(1,009,038)	—	—	—	—
Options	80	—	80	(80)	—	—
Total	$1,231,321	$(1,009,038)	$222,283	$(221,872)	$—	$411

Excluded from the fair value and offsetting tables above is net unsettled fair value on long and short futures contracts in the amounts of $(10.4) million and $18.0 million, which are included within receivables from broker-dealers and clearing organizations as of March 31, 2017 and December 31, 2016, respectively, and $(4.7) million and $(3.5) million, which are included within payables to broker-dealers and clearing organizations as of March 31, 2017 and December 31, 2016, respectively, and would be categorized as Level 1.

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	March 31, 2017
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Securities lending transactions:
Equity securities	$423,672	$—	$—	$—	$423,672
Total	$423,672	$—	$—	$—	$423,672

	December 31, 2016
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Repurchase agreements:
Equity securities	$222,203	$—	$—	$—	$222,203
Total	$222,203	$—	$—	$—	$222,203

10. Derivative Instruments

The fair value of the Company's derivative instruments on a gross basis consisted of the following at March 31, 2017 and December 31, 2016:

(in thousands)		March 31, 2017		December 31, 2016
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$427	$654,155	$2,403	$1,461,286
Commodity futures	Receivables from broker dealers and clearing organizations	(23,638)	5,612,720	13,964	3,918,778
Currency futures	Receivables from broker dealers and clearing organizations	12,902	3,219,766	1,591	3,264,093
Fixed income futures	Receivables from broker dealers and clearing organizations	(71)	3,609	31	5,730
Options	Financial instruments owned	266	9,876	141	6,844
Currency forwards	Financial instruments owned	1,756,179	165,982,871	1,147,261	94,192,414

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$(1,632)	$220,751	$(43)	$62,417
Commodity futures	Payables to broker dealers and clearing organizations	(3,091)	20,879,583	2,842	22,616,170
Currency futures	Payables to broker dealers and clearing organizations	(19)	1,713,567	(6,282)	1,137,908
Currency forwards	Financial instruments sold, not yet purchased	228	15,124	80	4,486
Interest rate swaps	Financial instruments sold, not yet purchased	1,792,466	169,531,047	1,009,038	85,874,684

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016.

	March 31,
(in thousands)	2017	2016
Futures	$165,590	$308,480
Currency forwards	(51,381)	(425)
Options	1	(74)
Interest rate swaps	—	2
	$114,210	$307,983

11. Income Taxes

Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2017 and 2016, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes were $2.8 million and $7.3 million for the three months ended March 31, 2017 and 2016, respectively; and the effective tax rates were 11.8% and 12.5% for the three months ended March 31, 2017 and 2016, repectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 4 and Note 13), differences in the valuation of financial assets and liabilities, and in connection with other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not that the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of March 31, 2017 and December 31, 2016.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2017, the Company’s tax years for 2013 through 2016 and 2010 through 2016 are subject to examination by U.S. and non-U.S. tax authorities, respectively.

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

Initial Public Offering and Reorganization Transactions

Prior to the IPO, the Company’s business was conducted through Virtu Financial and its subsidiaries. In a series of transactions that occurred in connection with the IPO, (i) the Company became the sole managing member of Virtu Financial and acquired Virtu Financial Units, (ii) certain direct or indirect equityholders of Virtu Financial acquired shares of the Company’s Class A common stock and (iii) certain direct or indirect equityholders of Virtu Financial had their interests reclassified into Virtu Financial Units and acquired shares of the Company’s Class C common stock or, in the case of the TJMT Holdings LLC  only, shares of the Company’s Class D common stock (collectively, the “Virtu Members”).

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

In September 2016, the Company completed a public offering (the “September 2016 Secondary Offering,” collectively with the November 2015 Secondary Offering, the “Secondary Offerings”) of 1,103,668 shares of the Company’s Class A common stock.  The Company sold 1,103,668 shares of Class A common stock at a price to the public of $15.75 per share. The Company used the net proceeds from the September 2016 Secondary Offering to purchase Virtu Financial Units (together with corresponding shares of Class C common stock) from certain employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock, which was the price at which the shares were offered to the public less underwriting discounts and commissions of $0.10 per share. As a result of the completion of the IPO, the Reorganization Transactions and the Secondary Offering, the Company holds approximately 29.9% interest in Virtu Financial at March 31, 2017.

Employee Exchange

In February 2017, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial common units, certain current and former employees elected to exchange 683,762 common units in Virtu Financial held on their behalf by Virtu Financial Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A common stock.

14. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Class A-2 profits interests were issued to Employee Holdco, a holding company that holds the interests on behalf of certain key employees or stakeholders. During the three months ended March 31, 2017 and 2016, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at fair value at the date of grant. The Company recognized compensation expense related to the vesting of non-voting common interest units (formerly Class A-2 profits interests) of $0.2 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $0.5 million and $0.8 million, respectively, and this amount is expected to be recognized over a weighted average period of 0.6 years and 0.8 years, respectively.

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East

MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized compensation expense in respect of non-voting common interest units (formerly Class B interests) vested of $0.2 million and $0.3 mllion for three months ended March 31, 2017 and 2016, respectively.  Compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. As of March 31, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $0.6 million  and $0.8 million, respectively, and this amount is expected to be recognized over a weighted average period of 0.8 years and 1.0 years respectively.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.01 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.02 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company. The weighted-average assumptions used by the Company in estimating the grant date fair values of Class A-2 profits, Class B and East MIP Class B interests for the three months ended March 31, 2017 and 2016 are summarized below:

	2017	2016
Expected life (in years)	2.7	0.5
Weighted average risk free interest rate	0.72%	0.12%
Expected stock price volatility	47%	25%
Expected dividend yield	—	—

In connection with the Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of March 31, 2017 and December 31, 2016, there were 13,502,263 and 14,231,535 non-voting common interest units outstanding, respectively, and 729,272 and 53,743 non-voting common interest units and corresponding Class C common stock exchanged into Class A common stock,  forfeited or repurchased during the three months ended March 31, 2017 and 2016.

Share-based compensation after the Company’s Reorganization completed on April 15, 2015 and IPO completed on April 16, 2015

Pursuant to 2015 Management Incentive Plan as described above (Note 13) and in connection with the IPO, non-qualified stock options to purchase shares of Class A common stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the three months ended March 31, 2017 and 2016:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(625,000)	—	—	—	—
At March 31, 2016	8,369,000	$19.00	9.05	—	$—

At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(195,000)	—	—	—	—
At March 31, 2017	8,039,000	$19.00	8.05	2,009,750	$19.00

The fair value of the stock option grants in 2015 was determined through the application of the Black-Scholes-Merton model with the following assumptions:

2017
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

The Company recognized $1.4 million and $1.2 million of compensation expense in relation to the stock options for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested stock options was $12.8 million and $14.2 million, respectively, and these amounts are to be recognized over a weighted average period of 2.0 years and 2.3 years, respectively.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described above (Note 13), subsequent to the IPO, shares of immediately vested Class A common stock and restricted stock units were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A common stock and restricted stock units was determined based on a volume weighted average price and will be recognized on a straight line basis over the vesting period. For the three months ended March 31, 2017 and 2016, the Company accrued compensation expense of $4.7 million and $3.4 million, respectively, related to Class A common stock expected to be granted as part of year-end compensation.

The following table summarizes activity related to the restricted stock units for the three months ended March 31, 2017 and 2016:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2015	984,466	$22.32
Granted	—	—
Forfeited	(115,869)	22.51
Vested	—	—
At March 31, 2016	868,597	$22.30

At December 31, 2016	1,573,441	$18.28
Granted	—	—
Forfeited	(95,481)	18.38
Vested	—	—
At March 31, 2017	1,477,960	$18.28

The Company recognized $2.6 million and $1.6 million of compensation expense in relation to the restricted stock units for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested restricted stock units was $23.9 million and $28.5 million, respectively, and these amounts are to be recognized over a weighted period of 2.3 years and 2.6 years, respectively.

15. Regulatory Requirement

As of March 31, 2017, two broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At March 31, 2017, the subsidiaries had net capital of approximately $57.0 million and $11.9 million, which was approximately $56.0 million and $10.9 million in excess of its required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2016, the subsidiaries had net capital of approximately $74.5 million and $10.8 million, which was approximately $73.5 million and $9.8 million in excess of its required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, one of the broker-dealer subsidiaries was required to maintain $1.8 million and $1.9 million of capital in connection with the operation of the its Designated Market Maker (“DMM”) business as of March 31, 2017 and December 31, 2016, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the broker-dealer subsidiary is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Revenues:
United States	$91,987	$123,819
Australia	18	6
Ireland	28,251	43,127
Singapore	27,006	25,554
China	25	132
Total revenues	$147,287	$192,638

17. Related Party Transactions

As of March 31, 2017, and December 31, 2016, the Company had a payable of $0.06 million and $0.06 million to its related parties, respectively, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek Holdings (Private) Limted and its affiliates have a significant ownership interest in Dell. During the three months ended March 31, 2017 and 2016, the Company paid $0.8 million and $0.9 million, respectively, to Dell for these purchases and leases.

In the ordinary course of business, the Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek Holdings (Private) Limted and its affiliates have a significant ownership interest in Level 3. During the three months ended March 31, 2017 and 2016, the Company paid $0.7 million and $0.6 million, respectively, to Level 3 for these services.

Additionally, the Company entered into a sublease arrangement with an affiliate of the Company’s Founder and Executive Chairman for office space no longer used by the Company in 2016. As of March 31, 2017, the Company has a receivable from of $0.04 million from this affiliate, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

The Company’s Board of Directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and restricted stock unit on May 4, 2017, payable on June 15, 2017 to holders of record as of the close of business on June 1, 2017.

On April 20, 2017, the Company and KCG Holdings, Inc. ("KCG") entered into a definitive agreement (the “KCG Merger Agreement”) whereby the Company will acquire KCG in a cash transaction valued at $20.00 per KCG share, or a total of approximately $1.4 billion (the “KCG Acquisition”). The KCG Acquisition is expected to close during the third quarter 2017 after receipt of all required regulatory approvals and KCG shareholder approval. The Company intends to finance the KCG Acquisition with a combination of debt and equity financing (collectively with the KCG Acquisition and related transactions, the “KCG Transactions”). The Company entered into a debt commitment letter with J.P. Morgan Chase Bank, N.A. for gross new borrowings of 1.65 billion and investment agreements with an affiliate of Temasek and North Island Holdings for the sale of $750 million of Class A common stock. Jefferies LLC, the largest shareholder of KCG, has entered into a voting agreement with the Company pursuant to which it has agreed to vote 24.5% of KCG's voting power in favor of the KCG Acquisition.

On November 28, 2016, the Company agreed to acquire select strategic telecommunications assets from Teza Technologies. The transactions was consummated on May 3, 2017 following the receipt of required regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations covers the three months ended March 31, 2017 and 2016 and should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our 2016 10-K because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this quarterly report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2016 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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

Basis of Preparation

Our unaudited condensed consolidated financial statements for the first quarter ended March 31, 2017 and 2016 reflect our operations and those of our consolidated subsidiaries.

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

Virtu Financial was formed as a Delaware limited liability company on April 8, 2011 in connection with our acquisition of MTH (the “MTH Transactions”), when the members of Virtu Financial’s predecessor entity, VFO, which was formed and commenced operations on March 19, 2008, exchanged their interests in Virtu East for interests in Virtu Financial. On July 8, 2011, we completed our acquisition of MTH, which was co-founded by Mr. Vincent Viola, our Founder and Executive Chairman. MTH was an electronic trading firm and market maker on numerous exchanges and electronic marketplaces in equities, fixed income, currencies and commodities, and the MTH Transactions expanded our geographic and product market as well as our market penetration in existing markets. Virtu Financial is a holding company that conducts its business through its operating subsidiaries.

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

	For the Three Months Ended
(in thousands, except share and per share data)	2017	2016
Revenues:
Trading income, net	$139,574	$186,289
Interest and dividends income	4,874	4,268
Technology services	2,779	2,081
Other, net	60	—
Total revenue	147,287	192,638

Operating Expenses:
Brokerage, exchange and clearance fees, net	52,770	59,725
Communication and data processing	18,207	17,722
Employee compensation and payroll taxes	21,347	22,557
Interest and dividends expense	12,280	13,537
Operations and administrative	4,978	4,919
Depreciation and amortization	6,757	7,727
Amortization of purchased intangibles and acquired capitalized software	53	53
Charges related to share based compensation at IPO	185	595
Financing interest expense on long-term borrowings	6,828	7,101
Total operating expenses	123,405	133,936
Income before income taxes and noncontrolling interest	23,882	58,702
Provision for income taxes	2,808	7,346
Net income	$21,074	$51,356

Total Revenues

The majority of our revenue is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology services revenue generated by using our proprietary technology to provide technology infrastructure and agency execution services to select third parties.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for 95% of our total revenues for the three months ended March 31, 2017 and 2016.

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

Other, Net. In July 2016, we made a minority investment in SBI, a proprietary trading system based in Tokyo, for $38.8 million which was substantially paid in Japanese Yen. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds of ¥3.5 billion to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Employee Holdco, which formerly held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $2.7 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of $1.9 million of assets acquired in connection with the Company’s acquisition of certain assets from Nyenburgh Holding B.V. These assets are amortized over their useful lives, ranging from 1.4 to 9 years.

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

Financing Interest Expense on Long-Term Borrowings. Financing interest expense reflects interest accrued on outstanding indebtedness, under our long-term borrowing arrangement.

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

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on long-term borrowings, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, equipment write-off and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, share based compensation charges related to share based compensation at IPO, the 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

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

	For the Three Months Ended
	March 31,
	2017	2016
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$139,574	$186,289
Interest and dividends income	4,874	4,268
Brokerage, exchange and clearance fees, net	(52,770)	(59,725)
Interest and dividends expense	(12,280)	(13,537)
Adjusted Net Trading Income	$79,398	$117,295

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$21,074	$51,356
Financing interest expense on long-term borrowings	6,828	7,101
Depreciation and amortization	6,757	7,727
Amortization of purchased intangibles and acquired capitalized software	53	53
Provision for Income Taxes	2,808	7,346
EBITDA	$37,520	$73,583

Severance	877	193
Transaction advisory fees and expenses	132	—
Termination of office leases	—	(319)
Other, net	(60)	—
Equipment write-off	—	428
Share based compensation	7,579	5,395
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,425	1,196
Charges related to share based compensation awards at IPO	185	595
Adjusted EBITDA	$47,658	$81,071

Selected Operating Margins
Net Income Margin (1)	25.6%	43.0%
EBITDA Margin (2)	45.7%	61.6%
Adjusted EBITDA Margin (3)	58.0%	67.9%

(1)	Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.
(2)	Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.
(3)	Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	Three Months Ended March 31,
	2017	2016
(in thousands, except share and per share data)
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$21,074	$51,356
Provision for income taxes	2,808	7,346
Income before income taxes	23,882	58,702
Amortization of purchased intangibles and acquired capitalized software	53	53
Severance	877	193
Transaction advisory fees and expenses	132	—
Termination of office leases	—	(319)
Equipment write-off	—	428
Other, net	(60)	—
Share based compensation	7,579	5,395
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,425	1,196
Charges related to share based compensation awards at IPO	185	595
Normalized Adjusted Net Income before income taxes	34,073	66,243
Normalized provision for income taxes (1)	12,096	23,516

Normalized Adjusted Net Income	$21,977	$42,727

Weighted Average Adjusted shares outstanding (2)	140,837,161	139,891,431

Normalized Adjusted EPS	$0.16	$0.31

(1)   Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 35.5%.

(2)   Assumes that (1) holders of all vested and unvested Virtu Financial Units (together with corresponding shares of Class C common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class A common stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of Class D common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class B common stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three months ended March 31, 2017 and 2016

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by category for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017			2016
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$28,052	$452	35%	$37,278	$611	32%
EMEA Equities	7,218	116	9%	13,710	225	12%
APAC Equities	11,516	186	15%	12,180	200	11%
Global Commodities	17,547	283	22%	30,347	497	26%
Global Currencies	13,157	212	17%	20,501	336	17%
Options, Fixed income and Other Securities	3,426	55	4%	8,713	143	7%
Unallocated (1)	(1,518)	(24)	(2)%	(5,434)	(89)	(5)%
Total Adjusted Net Trading Income	$79,398	$1,280	100%	$117,295	$1,923	100%

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total Revenues

Our total revenues decreased $45.3 million, or 23.5%, to $147.3 million for the three months ended March 31, 2017, compared to $192.6 million for the three months ended March 31, 2016. This decrease was primarily attributable to a decrease in trading income, net, of $46.7 million.

Trading Income, Net. Trading income, net, decreased $46.7 million, or 25.1%, to $139.6 million for the three months ended March 31, 2017, compared to $186.3 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreased market volume and volatility across all major asset categories. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income increased $0.6 million, or 14.0%, to $4.9 million for the three months ended March 31, 2017, compared to $4.3 million for the three months ended March 31, 2016. This increase was primarily attributable to higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenue increased $0.7 million to $2.8 million for the three months ended March 31, 2017, compared to $2.1 million for the three months ended March 31, 2016. The increase was primarily attributable to the agency fee revenues arising from new customers we onboarded during the second quarter 2016.

Other, net. Other, net were incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $1.6 million and $(1.5) million, respectively, for the three months ended March 31, 2017. There were no such revenues (losses) for the three months ended March 31, 2016.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $37.9 million, or 32.3%, to $79.4 million for the three months ended March 31, 2017, compared to $117.4 million for the three months ended March 31, 2016. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $9.2 million from Americas equities, $6.5 million from EMEA equities, $0.7 million from APAC equities, $12.8 million from global commodities, $7.3 million from global currencies, and $5.3 million from options, fixed income and other securities. These decreases were primarily attributable to decreased market volume and volatility across all major asset categories. Adjusted Net Trading Income per day decreased $0.64 million, or 33.4%, to $1.3 million for the three months ended March 31, 2017, compared to $1.9 million for the three months ended March 31, 2016. The number of trading days for the three months ended March 31, 2017 and 2016 were both 64.

Operating Expenses

Our operating expenses decreased $10.5 million, or 7.8%, to $123.4 million for the three months ended March 31, 2017, compared to $133.9 million for the three months ended March 31, 2016. This decrease was primarily due to decreases in brokerage, exchange, and clearance fees of $6.9 million, employee compensation and payroll taxes of $1.3 million, depreciation and amortization expense of $0.9 million, interest and dividend expense of $1.2 million, charges related to share based compensation at IPO of $0.4 million, and financing interest expense on our senior secured credit facility of $0.3 million. These decreases in operating expenses were partially offset by an increase in operating and administrative expense of $0.1 million, and an increase in communication and data processing of $0.5 million. There was no change for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $6.9 million, or 11.6%, to $52.8 million for the three months ended March 31, 2017, compared to $59.7 million for the three months ended March 31, 2016. This decrease was primarily attributable to the decreases in market volume and volatility traded in the Amercas equities, EMEA equities, APAC equities, Global Commodities, and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $0.5 million, or 2.8%, to $18.2 for the three months ended March 31, 2017, compared to $17.7 million for the three months ended March 31, 2016. This increase was primarily due to new connections installed and slight increases in market data and other communication and data processing subscription fees.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $1.3 million, or 5.8%, to $21.3 million for the three months ended March 31, 2017, compared to $22.6 million for the three months ended March 31, 2016. The decrease in compensation levels was attributable to the decrease in Adjusted Net Trading Income in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest and Dividends Expense. Interest and dividends expense decreased $1.2 million, or 8.9%, to $12.3 million for the three months ended March 31, 2017, compared to $13.5 million for the three months ended March 31, 2016. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $0.1 million, or 2.0%, to $5.0 million for the three months ended March 31, 2017, compared to $4.9 million for the three months ended March 31, 2016.

Depreciation and Amortization. Depreciation and amortization decreased $0.9 million, or 11.7%, to $6.8 million for the three months ended March 31, 2017, compared to $7.7 million for the three months ended March 31, 2016. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended March 31, 2017, compared to $0.1 million for the three months ended March 31, 2016.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.4 million, or 66.7%, to $0.2 million for the three months ended March 31, 2017, compared to $0.6 million for the three months ended March 31, 2016. The decrease was primarily attributable to the forfeitures incurred in 2016 and the three months ended March 31, 2017. We recognized $0.2 million of charges, net of forfeitures, related to share based compensation at IPO, which included approximately $0.18 million in respect of the outstanding time vested Class B and East MIP Class B interests, and approximately $0.02 million amortization of capitalized costs attributable to employees incurred in development of software for internal use.

Financing Interest Expense on Senior Secured Credit Facility. Financing interest expense on our senior secured credit facility decreased $0.3 million, or 4.2%, to $6.8 million for the three months ended March 31, 2017, compared to $7.1 million for the three months ended March 31, 2016. This decrease was due to 1.0% interest rate reduction after the refinancing of our existing senior secured credit facility on October 27, 2016, as discussed in Note 8 to the notes of the condensed consolidated financial statements.

Provision for Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, the Company was a limited liability company treated as a partnership for U.S. federal income tax purposes; accordingly, most of our income was not subject to corporate tax, but instead our members were taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes decreased $4.5 million, or 61.6%, to $2.8 million for the three months ended March 31, 2017, compared to $7.3 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

General

As of March 31, 2017, we had $165.0 million in cash and cash equivalents. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of March 31, 2017, we had borrowings under our short-term credit facilities of approximately $241.3 million, borrowing under broker dealer facilities of $22.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $570.1 million.  As of March 31, 2017, our regulatory capital requirements for domestic U.S. subsidiaries were $3.8 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain a committed revolving credit facility for VFBD, one of our wholly owned broker-dealer subsidiaries. Effective July 18, 2016, we entered into an amendment to extend the term of the committed broker dealer credit facilities, to July 17, 2017, as discussed in Note 8 of the accompanying condensed consolidated financial statements.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 13 to the condensed consolidated financial statements included herein are expected to aggregate to approximately $231.4 million, ranging from approximately $0.3 million to $21.2 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment was originally due after the filing of our tax return for the year ended December 31, 2015, which was due March 15, 2016, but which was extended to September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. We made our first payment of $7.0 million during the three months ended March 31, 2017.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equityholders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. If the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our senior secured credit facility agreement restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

Regulatory Capital Requirements

Certain of our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. VFBD and VFCM are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and FINRA. VFIL is a registered investment firm under the Market in Financial Instruments Directive, and its primary regulator is the Central Bank of Ireland.

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-

dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC, the Chicago Stock Exchange and FINRA for certain capital withdrawals. VFCM is also subject to rules set forth by NYSE MKT (formerly NYSE Amex) and is required to maintain a certain level of capital in connection with the operation of its DMM business. VFIL is regulated by the Central Bank of Ireland as an Investment Firm and in accordance with European Union law is required to maintain a minimum amount of regulatory capital based upon its positions, financial conditions, and other factors. In addition to periodic requirements to report its regulatory capital and submit other regulatory reports, VFIL is required to obtain consent prior to receiving capital contributions or making capital distributions from its regulatory capital. Failure to comply with its regulatory capital requirements could result in regulatory sanction or revocation of its regulatory license.

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of March 31, 2017.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	$57,017	$1,000	$56,017
Virtu Financial Capital Markets LLC	11,894	2,846	9,048

Broker-Dealer Credit Facilities

We are a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker‑dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by our broker‑dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, we entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by our broker‑dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 1.91% at March 31, 2016 and 1.25% at December 31, 2015). The Uncommitted Facility has a 364‑day term. We are a party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of our broker‑dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Short-Term Credit Facilities

We maintain short term credit facilities with various prime brokers and other financial institutions from which we receive execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by us in the ordinary course, and amounts borrowed are collateralized by our trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $493.0 million and $478.0 million, the outstanding principal was $241.3 million and $309.1 million, and borrowings bore interest at a weighted average interest rate of 3.27% and 3.12% per annum, as of March 31, 2017, and December 31, 2016, respectively.  Interest expense in relation to the facilities for the three months ended March 31, 2017 and 2016 was approximately $1.7 million and $1.7 million, respectively.

Long-Term Borrowings

VFH Parent LLC, Virtu Financial’s wholly owned subsidiary (“VFH”) issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd., in July 2016. The SBI Bonds were issued bearing interest at the rate per annum of 4.0% with the scheduled maturity on January 6, 2020.  The rate per annum was increased pursuant to the terms and conditions of the SBI Bonds to 5.0% as of October 27, 2016.  The aggregate principal balance was ¥3.5 billion (approximately $29.9 million) as of March 31, 2017.

We originally entered into our senior secured credit facility with Credit Suisse AG, Cayman Islands Branch, in July 2011 in connection with the MTH Transactions. Subsequently, we refinanced our senior secured credit facility in February 2013, we obtained an incremental term loan thereunder in May 2013 and we refinanced our senior secured credit facility again in November 2013. On October 27, 2016, we entered into a third amended and restated credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, lead arranger and bookrunner and BMO Capital Markets Corp., as syndication agent (the “Refinancing Transaction”).  The third amended and restated credit agreement amends and restated in its entirety the existing senior secured credit facility.  Under the third amended and restated credit agreement (i) VFH’s existing term loan facility was replaced by a senior secured first lien term loan in an aggregate principal amount of $540.0 million, drawn in its entirety on the closing date and (ii) VFH’s existing senior secured first lien revolving facility with aggregate commitments of $100.0 million remains in effect. The term loan borrowings under the third amended and restated credit agreement will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.75%, plus, in each case, 2.50%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0.75%, plus, in each case, 3.50%.  In addition, the term loans were issued at a discount of 0.25%. As of March 31, 2017 and December 31, 2016, our senior secured credit facility has an aggregate principal amount outstanding of $538.7 million and $540.0 million, respectively.

Our senior secured credit facility is subject to certain financial covenants, which require us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our senior secured credit facility is also subject to certain negative covenants that restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates. We are also subject to contingent principal payments based on excess cash flow and certain other triggering events. As of March 31, 2017 and 2016, we were in compliance with all of our covenants.

Borrowings under our senior secured credit facility are secured by substantially all of our assets, other than the equity interests in and assets of our subsidiaries that are subject to, or potentially subject to, regulatory oversight, and our foreign subsidiaries, but including 100% of the non-voting stock and 65% of the voting stock of these subsidiaries.

On April 15, 2015, VFH Parent LLC, Virtu Financial’s wholly owned subsidiary, entered into the new revolving credit facility with a syndicate of lenders in the amount of $100.0 million for general corporate purposes. The new revolving credit facility was implemented pursuant to an amendment to the existing senior secured credit facility, which is secured on a pari passu basis with the existing term loan under our senior secured credit facility and is subject to the same financial covenants and negative covenants. Borrowings under the new revolving credit facility will bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the federal funds effective rate plus 0.5% and (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% plus, in each case, 2.0%, or (ii) an adjusted LIBOR rate for the interest period in effect plus 3.0%. A commitment fee of 0.50% per annum is applied on the average daily unused portion of the facility. In connection with the amendment described above and as discussed in Note 8, the incremental spread under the existing term loan was reduced by 0.50% upon the consummation of the IPO on April 21, 2015. As of March 31, 2017 and December 31, 2016, we did not have any outstanding principal balance on the revolving credit facility.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$32,087	$51,468
Investing activities	(5,859)	(3,290)
Financing activities	(43,461)	(65,393)
Effect of exchange rate changes on Cash and cash equivalents	785	2,494
Net increase in Cash and cash equivalents	$(16,448)	$(14,721)

Operating Activities

Net cash provided by operating activities was $32.1 million for the three months ended March 31, 2017, compared to $51.5 million for the three months ended March 31, 2016. The decrease of $19.4 million in net cash provided by operating activities was mainly due to the decrease in net income of $30.0 million.

Investing Activities

Net cash used in investing activities was $5.9 million for the three months ended March 31, 2017, compared to $3.3 million for the three months ended March 31, 2016.  The increase of $2.6 million was primarily due to an increase of $0.7 million in development of capitalized software and an increase of $2.5 million in property and equipment purchases for the three months ended March 31, 2017.

Financing Activities

Net cash used in financing activities was $43.5 million for the three months ended March 31, 2017 and $65.4 million for the three months ended March 31, 2016. The decrease of $21.9 million was primarily caused by a decrease in distribution to non-controlling interests of $20.2 million and a decrease in short-term borrowings, net of $10.0 million for the three months ended March 31, 2017. These decreases were partially offset by the first TRA payment of $7.0 million, and an increase in purchase of treasury stock of $0.4 million.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations, or cash flows for the three months ended March 31, 2017 and 2016.

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

Principles of Consolidation, including Noncontrolling Interests

The condensed consolidated financial statements include the accounts of us and our majority and wholly-owned subsidiaries. As sole managing member of Virtu Financial, we exert control over the Group’s operations. In accordance with ASC 810, Consolidation, we consolidate Virtu Financial and its subsidiaries’ consolidated financial statements and record the interests in Virtu Financial that we do not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation. In July 2016, we made a minority investment in a proprietary trading system. We elected the fair value option to account for an equity investment because we believe that fair value is the most relevant measurement attribute for the investment, as well as to reduce operational and accounting complexity.

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

Interest and Dividends Income/Interest and Dividends Expense

Interest income and interest expense are accrued in accordance with contractual rates. Interest income consists of income earned on collateralized financing arrangements and on cash held by brokers. Interest expense includes interest expense from collateralized transactions, margin and related short-term lending facilities. Dividends are recorded on the ex-dividend date, and interest is recognized on an accrual basis.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2016, the primary valuation method used to estimate the fair value of the our reporting unit was the market capitalization approach based on the market price of our Class A common stock, which the management believes to be an appropriate indicator of its fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.” Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying condensed statements of comprehensive income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We also have been, are currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. As previously disclosed, in December 2015, the enforcement committee of the Autorité des marchés financiers (“AMF”) fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its conclusion that the subsidiary engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The relevant trading activities were conducted on or around 2009, prior to our acquisition of the subsidiary from MTH.  We believe that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and we are pursuing our rights of appeal.  We have also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (“NYAG”).

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 32 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to the KCG Transactions

There is no assurance when or if the KCG Acquisition will be completed.  Any delay in completing the KCG Acquisition may substantially reduce the benefits that we expect to obtain from the KCG Acquisition and increase the transaction costs.

Completion of the KCG Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the KCG Merger Agreement, including expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required governmental or regulatory approvals.  We and KCG may not be able to satisfy the closing conditions and closing conditions beyond our or their control may not be satisfied or waived and the KCG Acquisition may not be consummated by reason of failure to so satisfy such conditions.  If the KCG Acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies, cost reductions and other benefits that we expect to achieve as a result of the KCG Acquisition and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the KCG Acquisition.

Failure to complete the KCG Acquisition could negatively impact our stock price and our future business and financial results.

Consummation of the KCG Acquisition is subject to customary closing conditions. If the KCG Acquisition is not completed for any reason, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay various amounts to KCG in connection with a termination of the KCG Merger Agreement; and
•	we will be required to pay certain other costs relating to the KCG Acquisition, whether or not the KCG Acquisition is completed, such as legal, accounting, financial advisor and printing fees.

We may also be subject to litigation related to any failure to complete the KCG Acquisition. If the KCG Acquisition is not completed, these risks may materialize and may adversely affect our business, prospects, results of operations, financial condition and/or cash flows, as well as the price of our common stock, which may cause the value of your investment to decline. We cannot provide any assurance that the KCG Acquisition will be completed, that there will not be a delay in the completion of the KCG Acquisition or that all or any of the anticipated benefits of the KCG Acquisition will be obtained. In the event the KCG Acquisition is materially delayed for any reason, the price of our common stock and of our securities may decline.

Significant costs and significant indebtedness will be incurred in connection with the consummation of the KCG Transactions, including the KCG Acquisition, and the integration of KCG into our business, including legal, accounting, financial advisory and other costs.

We expect to incur significant costs in connection with integrating the operations, products and personnel of KCG into our business, in addition to costs related directly to completing the KCG Transactions.  These costs may include:

•	employee retention, redeployment, relocation or severance;
•	integration of information systems;
•	combination of corporate and administrative functions; and
•	potential or pending litigation or other proceedings related to the KCG Acquisition.

The costs related to the KCG Transactions could be higher than currently estimated, depending on how difficult it will be to integrate our business with that of KCG, and the expected cost reductions and synergies may not be achieved.

In addition, we expect to incur a number of non-recurring costs associated with combining the operations of KCG with ours, which cannot be estimated accurately at this time.  While we expect to incur a significant amount of transaction fees and other costs related to the consummation of the KCG Transactions, additional unanticipated costs may yet be incurred.  Any expected elimination of duplicative costs, as well as the expected realization of other cost reductions, efficiencies and synergies related to the integration of our operations with those of KCG, that may offset incremental transaction and transaction-related costs over time, may not be achieved as projected, or at all.

In addition, we expect to incur $1.65 billion of new indebtedness in connection with the KCG Transactions.  The debt we incur in connection with the KCG Transactions may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.  Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

Integrating KCG’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating the two businesses.

The KCG Transactions involve the integration of two companies that have previously operated independently.  The success of the KCG Transactions and their anticipated financial and operational benefits, including increased revenues, synergies and cost reductions, will depend in part on our ability to successfully combine and integrate KCG’s business into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost reductions or other benefits.  These benefits may not be achieved within the anticipated time frame, or at all.

Successful integration of KGC’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, prospects, results of operations, financial condition and/or cash flows.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, and competitive responses.  The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost reductions, synergies, business opportunities and growth prospects from the combination;
•	difficulties in the integration of operations and systems;
•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees and the integration of the companies’ different organizational structures;
•	difficulties in managing the expanded operations of a larger and more complex company with increased international operations;
•	challenges in integrating the business culture of each company;
•	challenges in attracting and retaining key personnel; and
•

difficulties in replacing numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy and security and regulatory compliance, many of which may be dissimilar.

These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, prospects, results of operations, financial condition and/or cash flows.

We may not realize the anticipated synergies, net cost reductions and growth opportunities from the KCG Acquisition.

The benefits that we expect to achieve as a result of the KCG Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies.  Our success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of our historical business and operations and the historical business and operations of KCG.  Even if we are able to integrate the businesses and operations of the Company and KCG successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, we may be unable to eliminate duplicative costs.  Moreover, we may incur substantial expenses in connection with the integration of our business and KCG’s business.  While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates.  Accordingly, the benefits from the KCG Acquisition may be offset by costs or delays incurred in integrating the businesses.  The projected net cost reductions and synergies described in this Quarterly Report on Form 10-Q are based on a number of assumptions relating to our business and KCG’s business.  Those assumptions may be inaccurate, and, as a result, our projected net cost reductions and synergies may be inaccurate, and our business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

The Company will be subject to business uncertainties that could materially and adversely affect our business.

Uncertainty about the effect of the KCG Acquisition on employees, customers and suppliers may have both a material and adverse effect on both the Company and KCG.  These uncertainties may impair both companies’ ability to attract, retain and motivate key personnel until the KCG Acquisition is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with the Company and KCG to seek to change existing business relationships.  If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us after the KCG Transactions are completed, or if customers, suppliers or others seek to change their dealings with us as a result of the KCG Acquisition, our business could be materially and adversely impacted.

In connection with the KCG Acquisition, we will assume potential liabilities relating to KCG’s business.

In connection with the KCG Acquisition, we will have assumed potential liabilities relating to KCG’s business.  To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as amended (File No. 001-37352), filed on April 21, 2017).

2.2*	Temasek Investment Agreement, dated April 20, 2017, by and between Virtu Financial, Inc. and Aranda Investments Pte. Ltd.
2.3*	NIH Investment Agreement, dated April 20, 2017 by and between Virtu Financial, Inc. and North Island Holdings I, LP.
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

10.1

Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended (File No. 001-37352), filed on April 21, 2017).

10.2*	Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP.
10.3*

Amended and Restated Registration Rights Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd., North Island Holdings I, LP and the additional holders named therein.

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

Virtu Financial, Inc.

DATE:	May 10, 2017	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 10, 2017	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as amended (File No. 001-37352), filed on April 21, 2017).

2.2*	Temasek Investment Agreement, dated April 20, 2017, by and between Virtu Financial, Inc. and Aranda Investments Pte. Ltd.
2.3*	NIH Investment Agreement, dated April 20, 2017 by and between Virtu Financial, Inc. and North Island Holdings I, LP.
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

10.1

Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended (File No. 001-37352), filed on April 21, 2017).

10.2*	Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP.
10.3*

Amended and Restated Registration Rights Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd., North Island Holdings I, LP and the additional holders named therein.

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