Form 10-Q
period 2017-06-30
Virtu Financial, Inc.
filed 2017-08-09
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number:  001-37352

Virtu Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Vesey Street New York, New York 10282	10282
(Address of principal executive offices)	(Zip Code)

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

Class of Stock	Shares Outstanding as of August 9th, 2017
Class A common stock, par value $0.00001 per share	87,082,049
Class C common stock, par value $0.00001 per share	18,773,891
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2017

PART I - FINANCIAL INFORMATION

Condensed Consolidated Financial Statements (Unaudited)

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
	June 30,	December 31,
(in thousands, except share and interest data)	2017	2016

Assets
Cash and cash equivalents	$164,934	$181,415
Restricted cash	1,119,360	—
Securities borrowed	285,219	220,005
Receivables from broker dealers and clearing organizations	385,368	448,728
Trading assets, at fair value:
Financial instruments owned	1,238,409	1,683,999
Financial instruments owned and pledged	152,178	143,883
Property, equipment and capitalized software (net of accumulated depreciation of $113,828 and $113,184 as of June 30, 2017 and December 31, 2016, respectively)	33,000	29,660
Goodwill	718,521	715,379
Intangibles (net of accumulated amortization)	886	992
Deferred tax assets	198,289	193,859
Other assets ($37,770 and $36,480, at fair value, as of June 30, 2017 and December 31, 2016, respectively)	77,681	74,470
Total assets	$4,373,845	$3,692,390

Liabilities and equity
Liabilities
Short term borrowings	$13,000	$25,000
Securities loaned	345,184	222,203
Payables to broker dealers and clearing organizations	397,904	695,978
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	1,109,010	1,349,155
Tax receivable agreement obligations	231,639	231,404
Accounts payable and accrued expenses and other liabilities	131,304	69,281
Long-term borrowings	1,628,323	564,957
Total liabilities	$3,856,364	$3,157,978

Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 41,427,886 and 40,436,580 shares, Outstanding — 40,974,820 and 39,983,514 shares at June 30, 2017 and December 31, 2016, respectively	—	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2017 and December 31, 2016, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 18,773,891 and 19,810,707 shares, Outstanding — 18,773,891 and 19,810,707, at June 30, 2017 and December 31, 2016, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at June 30, 2017 and December 31, 2016, respectively	1	1
Treasury stock, at cost, 453,066 and 453,066 shares at June 30, 2017 and December 31, 2016, respectively	(8,358)	(8,358)
Additional paid-in capital	164,835	155,536
Accumulated deficit	(16,051)	(1,254)
Accumulated other comprehensive income (loss)	1,446	(252)
Total stockholders' equity	$141,873	$145,673
Noncontrolling interest	375,608	388,739
Total equity	$517,481	$534,412

Total liabilities and equity	$4,373,845	$3,692,390

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenues:
Trading income, net	$136,163	$166,547	$275,737	$352,836
Interest and dividends income	5,629	5,422	10,503	9,690
Technology services	3,107	2,212	5,886	4,293
Other, net	(11)	—	49	—
Total revenue	144,888	174,181	292,175	366,819

Operating Expenses:
Brokerage, exchange and clearance fees, net	52,899	55,573	105,669	115,298
Communication and data processing	18,985	17,953	37,192	35,675
Employee compensation and payroll taxes	17,365	20,809	38,712	43,366
Interest and dividends expense	14,934	14,097	27,214	27,634
Operations and administrative	8,946	5,736	13,792	10,655
Depreciation and amortization	6,798	7,800	13,555	15,527
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Debt issue cost related to debt refinancing	4,482	—	4,482	—
Transaction advisory fees and expenses	8,511	155	8,643	155
Reserve for legal matter	(2,176)	—	(2,176)	—
Charges related to share based compensation at IPO	179	516	364	1,111
Financing interest expense on long-term borrowings	8,720	7,075	15,548	14,176
Total operating expenses	139,696	129,767	263,101	263,703
Income before income taxes and noncontrolling interest	5,192	44,414	29,074	103,116
Provision for income taxes	779	5,128	3,587	12,474
Net income	4,413	39,286	25,487	90,642
Noncontrolling interest	(3,512)	(30,908)	(20,006)	(71,916)
Net income available for common stockholders	$901	$8,378	$5,481	$18,726

Earnings per share
Basic	$0.01	0.21	$0.11	0.48
Diluted	$0.01	0.21	$0.11	0.48

Weighted average common shares outstanding
Basic	40,814,214	38,230,684	40,607,791	38,220,390
Diluted	40,814,214	38,230,684	40,607,791	38,220,390

Net income	$4,413	$39,286	$25,487	$90,642
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	4,852	(1,230)	5,637	1,264
Comprehensive income	9,265	38,056	31,124	91,906
Less: Comprehensive income attributable to noncontrolling interest	(6,901)	(30,024)	(23,945)	(72,825)
Comprehensive income attributable to common stockholders	$2,364	$8,032	$7,179	$19,081

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

for the Six Months Ended June 30, 2017(Unaudited)

									Additional					Retained	Accumulated
	Class A		Class C		Class D				Paid-in					Earnings	Other	Total	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	Class A-1		Class A-2		(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Interests	Amounts	Interests	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	—	$—	—	$—	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	—	—	(12,721)	—	—	—	—	—	8,536	—	—	—	—	—	—	8,536	—	8,536
Treasury stock purchases	—	—	(32,789)	—	—	—	—	—	(441)	—	—	—	—	—	—	(441)	—	(441)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	5,481	—	5,481	20,006	25,487
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,698	1,698	3,939	5,637
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,076)	(37,076)
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,278)	—	(20,278)	—	(20,278)
Issuance of common stock in connection with employee exchanges	991,306	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(991,306)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,204	—	—	—	—	—	—	1,204	—	1,204
Balance at June 30, 2017	41,427,886	—	18,773,891	—	79,610,490	1	(453,066)	(8,358)	164,835	—	—	—	—	(16,051)	1,446	141,873	375,608	517,481

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net Income	$25,487	$90,642

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,555	15,527
Amortization of purchased intangibles and acquired capitalized software	106	106
Debt issue cost related to debt refinancing	4,482	—
Amortization of debt issuance costs and deferred financing fees	653	878
Termination of office leases	—	292
Share based compensation	7,249	6,228
Reserve for legal matter	(2,176)	—
Equipment writeoff	544	428
Deferred taxes	4,028	5,279
Other	(564)	(76)
Changes in operating assets and liabilities:
Securities borrowed	(65,214)	(96,914)
Securities purchased under agreements to resell	—	9,950
Receivables from broker dealers and clearing organizations	63,360	(872,828)
Trading assets, at fair value	437,295	(378,308)
Other Assets	(1,291)	540
Securities loaned	122,981	431,059
Payables to broker dealers and clearing organizations	(298,074)	(78,541)
Trading liabilities, at fair value	(240,145)	944,934
Accounts payable and accrued expenses and other liabilities	10,117	6,261
Net cash provided by operating activities	82,393	85,457

Cash flows from investing activities
Development of capitalized software	(3,173)	(4,153)
Acquisition of property and equipment	(6,997)	(5,640)
Acquisition of Teza Technologies	(5,704)	—
Net cash used in investing activities	(15,874)	(9,793)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(37,076)	(91,519)
Dividends	(20,278)	(18,739)
Short-term borrowings, net	(12,000)	23,000
Payments on repurchase of non-voting common interest	(1,441)	(1,000)
Proceeds from long-term borrowings	1,115,036	—
Repayment of senior secured credit facility	(6,473)	(2,550)
Tax receivable agreement obligations	(7,045)	—
Net cash provided by (used in) financing activities	1,030,723	(90,808)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,637	1,264

Increase (decrease) in cash, cash equivalents, and restricted cash	1,102,879	(13,880)
Cash, cash equivalents, and restricted cash, beginning of period	181,415	163,235
Cash, cash equivalents, and restricted cash, end of period	$1,284,294	$149,355

Supplementary disclosure of cash flow information
Cash paid for interest	$35,418	$28,941
Cash paid for taxes	$4,584	$9,278

Non-cash investing activities
Share based compensation to developers relating to capitalized software	$1,328	$3,454

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI”, or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership of approximately 30.2% of the membership interests of Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

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

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition (the “Acquisition”) of KCG Holdings, Inc. (“KCG”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG, Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company.

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

The condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”), as amended, which was filed on March 13, 2017. The accompanying December 31, 2016 unaudited condensed consolidated statements of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of the operating results for any future interim or annual period.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At June 30, 2017 and December 31, 2016, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivables from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Fair Value Measurements

Fair value is defines as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market is prohibited. The Company categorizes its financial instruments into a three-level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each financial instrument is based on the assessment of the transparency and reliability of the inputs used in the valuation of such financial instruments at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

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

Fair Value Option

The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are recorded in other, net in the condensed consolidated statements of comprehensive income. The decision to elect the fair value option is determined on an instrument by instrument basis must be applied to an entire instrument and is irrevocable once elected.

Derivative Instruments

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, which are carried at fair value, include futures, forward contracts, and options. Unrealized gains or losses on these derivative instruments are recognized currently within trading income, net in the condensed consolidated statement of comprehensive income. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies, which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met.

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

Income Taxes

Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income taxes on its taxable income. The Company’s subsidiaries are subject to income taxes in the respective jurisdictions (including foreign jurisdictions) in which they operate. Prior to the consummation of the Reorganization Transactions and the IPO, no provision for United States federal, state and local income tax was required, as Virtu Financial is a limited liability company and is treated as a pass-through entity for United States federal, state, and local income tax purposes.

The provision for income tax is comprised of current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. The deferred tax assets are recognized in full and then reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be recognized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2017 and December 31, 2016 or the results of operations or cash flows for the three and six months ended June 30, 2017 and 2016.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transaction and the IPO pursuant to the VFI 2015 Management Incentive Plan (the “2015 Management Incentive Plan”) were in the form of stock options, Class A common stock and RSUs. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A common stock and restricted stock units are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight-line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In December 2016, FASB issued ASU 2016-20 Technical Correction and Improvement (Topic 606): Revenue from Contracts with Customers, which amends the guidance in ASU 2014-09. The effective date and transition requirements for the ASU are the same as ASU 2014-09. The Company is expected to adopt the revenue recognition guidance on January 1, 2018. A significant amount of the Company’s revenues are derived from market making activities, which do not involve customer contracts. The Company is in the process of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of this ASU. As of June 30, 2017, the Company does not expect the adoption of this ASU will have significant impact on its condensed consolidated financial statements.

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new ASU affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. Early adoption of the ASU is not permitted, except for the amendments relating to the presentation of the change in the instrument-specific credit risk relating to a liability that an entity has elected to measure at fair value.  The Company is currently evaluating the potential effects of the adoption of ASU 2016-01 on its condensed consolidated financial statements, but does not expect it to have a material impact on its condensed consolidated financial statements, as it does not currently classify any equity securities as available for sale, and it does not apply the fair value option to its own debt issuances.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases  (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. New quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater information regarding the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company anticipates adopting this ASU on January 1, 2019. The Company is not anticipating recognizing lease assets and lease liabilities for leases with a term of twelve months or less. As of June 30, 2017, the Company has not yet identified any significant changes in the timing of operating leases recognition when considering this ASU, but the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2019, anticipated implementation date. Upon adoption of this ASU, the Company expects to report increased assets and liabilities on its condensed consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to certain equipment under noncancelable operating lease agreements, which currently are not reflected in its condensed consolidated statement of financial condition.

Compensation – Stock Compensation — In March 2016, FASB issued ASU 2016-09, Employee Share-Based Payment Accounting Improvements.  The ASU makes a number of changes to accounting for share based payment programs, including the following principal changes: providing that all excess tax benefits and tax deficiencies arising from share-based payment programs should be recognized as income tax expense or benefit in the income statement; allowing companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (as is provided under current GAAP) or account for forfeitures when they occur; and providing that partial cash settlement of an award for tax-withholding purposes would not result, by itself, in liability classification of the award provided the amount withheld does not exceed the maximum statutory tax rate (as opposed to the current requirement which specifies the minimum statutory tax rate) for an employee in the applicable jurisdictions. The ASU also provides guidance on the classification of various items related to share based payment programs in the statement of cash flows.   The ASU was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, and an entity that elects early adoption must adopt all of the amendments in the same period. The Company has elected to early adopt this ASU effective as of December 31, 2016 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Restricted cash – In November 2016, FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, which is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalent in the statements. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt this ASU effective as June 30, 2017 and included restricted cash as part of the total cash and cash equivalent as presented on the Company’s condensed consolidated statement of cash flows.

Accounting Changes – In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Correction (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which amends SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC update). The SEC staff view is that a registrant should evaluate the impact of new accounting standards that have not yet been adopted to determine the appropriate financial disclosures on the potential material effects, especially on new standards on revenue recognition, leases, and financial instruments – credit losses. If a registrant cannot reasonably estimate the impact that adoption of the ASUs, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. Additional qualitative disclosures should include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Furthermore, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The Company adopted this ASU on January 1, 2017, and appropriate disclosures have been included in this Note for each recently issued accounting standard.

Goodwill - In January, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for public entities in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

3. Earnings per Share

Net income available for common stockholders is based on the Company’s approximate 30.2% interest in Virtu Financial.

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income before income taxes and noncontrolling interest	$5,192	$44,414	$29,074	$103,116
Provision for income taxes	779	5,128	3,587	12,474
Net income	4,413	39,286	25,487	90,642

Noncontrolling interest	(3,512)	(30,908)	(20,006)	(71,916)

Net income available for common stockholders	$901	$8,378	$5,481	$18,726

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2017	2016	2017	2016
Basic earnings per share:
Net income available for common stockholders	$901	$8,378	$5,481	$18,726

Less: Dividends and undistributed earnings allocated to participating securities	(330)	(200)	(683)	(421)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$571	8,178	$4,798	18,305

Weighted average shares of common stock outstanding:
Class A	40,814,214	38,230,684	40,607,791	38,220,390

Basic Earnings per share	$0.01	$0.21	$0.11	$0.48

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2017	2016	2017	2016
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$571	$8,178	$4,798	$18,305

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	40,814,214	38,230,684	40,607,791	38,220,390
Issuable pursuant to 2015 Management Incentive Plan(1)	—	—	—	—
	40,814,214	38,230,684	40,607,791	38,220,390

Diluted Earnings per share	$0.01	$0.21	$0.11	$0.48

(1)

The dilutive impact of unexercised stock options excludes from the computation of EPS 1,047,193 and 476,249 options for the three months ended June 30, 2017 and 2016, respectively, and 912,157 and 73,259 options for the six months ended June 30, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

4. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu Members, as defined in Note 13, that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment is due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which was due March 15, 2016, but the due date was extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The Company made its first payment of $7.0 million in February 2017.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu

Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the Secondary Offerings, the Company recorded a deferred tax asset of $218.4 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases are expected to aggregate to approximately $238.6 million, ranging from approximately $0.4 million to $21.4 million per year over the next 15 years. The corresponding deduction to additional paid-in capital was approximately $20.2 million for the difference between the tax receivable agreements liability and the related deferred tax asset. In connection with the February 2017 and May 2017 employee exchanges (as described in Note 13), the Company recorded an additional deferred tax asset of $8.5 million and payment liability pursuant to the tax receivable agreements of $7.3 million, with the $1.2 million difference recorded as an increase to additional paid-in capital. The amounts recorded as of June 30, 2017 are based on estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized. At June 30, 2017 and December 31, 2016, the Company’s remaining deferred tax assets were approximately $186.6 million and $189.6 million, respectively, and the Company’s payment liabilities pursuant to the tax receivable agreements were approximately $231.6 million and $231.4 million, respectively.

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

5. Goodwill and Intangible Assets

On May 3, 2017, the Company completed the acquisition of select strategic telecommunications assets from Teza Technologies. The total purchase price incurred was $5.7 million, of which $3.1 million was recorded as goodwill. This acquisition was accounted for as a business combination. The acquisition related disclosures required by ASC 805 Business Combination cannot be made as the initial accounting for this transaction was incomplete and subject to changes. The Company recorded provisional amounts based upon best estimate of the value as a result of preliminary analysis. As of June 30, 2017 and December 31, 2016, the Company recorded $718.5 million and $715.4 million in goodwill, respectively. No goodwill impairment was recognized in the the three and six months ended June 30, 2017 and 2016.

Acquired intangible assets consisted of the following:

	As of June 30, 2017
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	507	443		9
ETF buyer relationships	950	507	443		9
	$111,900	$111,014	$886

	As of December 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	454	496		9
ETF buyer relationships	950	454	496		9
	$111,900	$110,908	$992

Amortization expense relating to finite-lived intangible assets was approximately $0.05 million and $0.05 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.11 million and $0.11 million for the six months ended June 30, 2017 and 2016. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2017 and December 31, 2016:

(in thousands)	2017	2016
Assets
Due from prime brokers	$81,468	$91,476
Deposits with clearing organizations	23,751	21,995
Net equity with futures commission merchants	167,922	213,030
Unsettled trades with clearing organization	67,694	44,312
Securities failed to deliver	44,533	77,915
Total receivables from broker-dealers and clearing organizations	$385,368	$448,728
Liabilities
Due to prime brokers	$149,555	$227,335
Net equity with futures commission merchants	42,440	38,838
Unsettled trades with clearing organization	205,828	429,800
Securities failed to receive	81	5
Total payables to broker-dealers and clearing organizations	$397,904	$695,978

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 8) of approximately $160.3 million and $309.1 million as of June 30, 2017 and December 31, 2016, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2017 and December 31, 2016, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at June 30, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	2017	2016
Securities received as collateral:
Securities borrowed	$274,815	$213,203

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	2017	2016
Equities	$149,773	$128,202
Exchange traded notes	2,405	15,681
	$152,178	$143,883

8. Borrowings

Outstanding borrowings and financing capacity or unused available capacity under the Company’s borrowing arrangements were as follows:

	At June 30, 2017		At December 31, 2016
	Financing	Borrowing	Financing	Borrowing
(in thousands)	Available	Outstanding	Available	Outstanding
Broker-dealer credit facilities:
Uncommitted facility	$125,000	$13,000	$125,000	$25,000
Committed facility	75,000	—	75,000	—
	$200,000	$13,000	$200,000	$25,000

Short-Term Credit Facilities:
Short-term credit facilities (1)	$493,000	$160,345	$493,000	$309,086
	$493,000	$160,345	$493,000	$309,086

_____________________________________

(1)	Outstanding borrowings were included with receivable from broker-dealers and clearing organization within the consolidated statements of financial condition.

		At June 30, 2017			At December 31, 2016
	Maturity		Unused Available	Borrowing		Unused Available	Borrowing
(in thousands)	Date		Capacity	Outstanding		Capacity	Outstanding
Long-term borrowings:
Senior secured credit facility	December 2021	$	n/a	$1,122,602	$	n/a	$535,104
Senior secured Second Lien Notes	June 2022		n/a	474,639		n/a	n/a
Revolving credit facility	April 2018		100,000	—		100,000	—
SBI bonds	January 2020		n/a	31,082		n/a	29,853
			$100,000	$1,628,323		$100,000	$564,957

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company’s broker-dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company’s broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 2.16% at June 30, 2017 and 1.66% at December 31, 2016). The Company is party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of the Company’s broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility is subject to certain financial covenants, including a minimum tangible net worth, a maximum total assets to equity ratio, and a minimum excess net capital, each as defined. The Committed Facility bears interest at a rate per annum at the Company’s election equal to either an adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum, and has a term of 364 days Interest expense for the three months ended June 30, 2017 and 2016 was approximately $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $0.9 million and $0.5 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Short-Term Credit Facilities

The Company maintains short-term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution. Borrowings bore interest at a weighted average interest rate of 3.54% and 3.12% per annum, as June 30, 2017 and December 31, 2016, respectively.  Interest expense in relation to the facilities for the three months ended June 30, 2017 and 2016 was approximately $1.7 million and $1.4 million, respectively, and for the six months ended June 30, 2017 and 2016 was $3.4 million and $3.1 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

Long-Term Borrowings

Senior Secured Credit Facility

On July 8, 2011, Virtu Financial, its wholly owned subsidiary, VFH Parent LLC (“VFH”), and each of its unregulated domestic subsidiaries entered into the credit agreement (the “Credit Agreement”) among VFH, Virtu Financial, Credit Suisse AG, as administrative agent, and the other parties thereto. The Credit Agreement was amended on February 5, 2013, May 1, 2013, November 8, 2013 and October 27, 2016.

On June 30, 2017, Virtu Financial and VFH entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing Credit Agreement.  The Fourth Amended and Restated Credit Agreement provided for a $540.0 million first lien secured term loan, drawn in its entirety on June 30, 2017, and continued VFH’s existing $100.0 million first lien senior secured revolving credit facility.  Also on June 30, 2017, Orchestra Borrower LLC (the “Escrow Issuer”), a wholly owned subsidiary of the Company, entered into an escrow credit agreement (the “Escrow Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which provided for the $610.0 million term loan (the “Escrow Term Loan”), the proceeds of which were deposited into escrow pending the closing of the Acquisition.  As of June 30, 2017, this $610.0 million term loan was recorded as restricted cash on the Company’s condensed consolidated financial statement.

Upon the closing of the Acquisition, the proceeds of the Escrow Term Loan were released to fund in part the Acquisition consideration, the obligations of the Escrow Issuer in respect of the Escrow Term Loan were assumed by VFH Parent and the Escrow Term Loan was deemed to be outstanding under the Fourth Amended and Restated Credit Agreement and the Escrow Credit Agreement and related credit documents automatically terminated and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement,  In addition, the revolving credit facility under the Fourth Amended and Restated Credit Agreement terminated.

Under the Fourth Amended and Restated Credit Agreement, the $1,150.0 million aggregate principal amount of first lien senior secured term loans,  including the Escrow Term Loan (the “Term Loan Facility”), will mature on December 30, 2021 and will require scheduled annual amortization payments on each of the first four anniversaries of the Closing Date in an amount equal to the sum of 7.5% of the original aggregate principal amount of the term loan issued under the Fourth Amended and Restated Credit Agreement and 7.5% of the aggregate principal amount of the Escrow Term Loan outstanding on the Closing Date.

All obligations under the Term Loan Facility are unconditionally guaranteed by Virtu Financial and VFH’s existing direct and indirect wholly-owned domestic restricted subsidiaries (including, KCG and its wholly-owned domestic restricted subsidiaries), subject to certain exceptions, including exceptions for our broker dealer subsidiaries and certain immaterial subsidiaries. The Term Loan Facility and related guarantees are secured by first-priority perfected liens, subject to certain exceptions, on substantially all of VFH’s and the guarantors’ existing and future assets, including substantially all material personal property and a pledge of the capital stock of VFH, the guarantors (other than Virtu Financial) and the direct domestic subsidiaries of VFH and the guarantors and 100% of the non-voting capital stock and up to 65% of the voting capital stock of foreign subsidiaries that are directly owned by VFH or any of the guarantors.

Amounts outstanding under the Fourth Amended and Restated Credit Agreement bear interest as follows:

•

in the case of the term loans, at VFH’s option, at either (a) the greatest of (i) the prime rate in effect, (ii) the NYFRB rate plus 0.50%, (iii) the adjusted LIBOR rate for a Eurodollar borrowing with a one month interest period plus 1.00%, and (iv) 2.00% plus, in each case, 2.75% per annum; or (b) the greater of (i) the adjusted LIBOR rate for the interest period then in effect and (ii) 1.00% plus, in each case, 3.75% per annum; and

•

in the case of revolving loans, at VFH’s option, at either (a) the greatest of (i) the prime rate in effect, (ii) the NYFRB rate plus 0.50%, (iii) the adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00%, and (iv) 1.00% plus, in each case, 2.00% per annum; or (b) the greater of (i) the adjusted LIBOR rate for the interest period then in effect and (ii) zero plus, in each case, 3.00% per annum.

Under the Fourth Amended and Restated Credit Agreement, we must comply on a quarterly basis with:

•

a maximum total leverage ratio of 5.00 to 1.0 with a step-down to (i) 4.25 to 1.0 from and after the fiscal quarter ending March 31, 2019, (ii) 3.50 to 1.0 from and after the fiscal quarter ending March 31, 2020 and (iii) 3.25 to 1.0 from the fiscal quarter ending March 31, 2021 and thereafter; and

•	a minimum interest coverage ratio of 2.75 to 1.0, stepping up to 3.00 to 1.0 from and after the fiscal quarter ending March 31, 2019.

The Fourth Amended and Restated Credit Agreement contains certain customary affirmative covenants. The negative covenants in the Fourth Amended and Restated Credit Agreement include, among other things, limitations on our ability to do the following, subject to certain exceptions: (i) incur additional debt; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted junior payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell or otherwise dispose of assets, including equity interests in our subsidiaries; (vii) enter into certain transactions with our affiliates; (viii) enter into swaps, forwards and similar agreements; (ix) enter into sale-leaseback transactions; (x) restrict liens and subsidiary dividends; (xi) change our fiscal year; and (xii) modify the terms of certain debt agreements.

The Fourth Amended and Restated Credit Agreement contains certain customary events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Fourth Amended and Restated Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Fourth Amended and Restated Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Fourth Amended and Restated Credit Agreement.

A portion of certain financing costs incurred in connection with the original credit facility that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, were accelerated at the closing of the refinancing.

Senior Secured Second Lien Notes

On June 16, 2017, the Escrow Issuer and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Notes were issued under an Indenture, dated June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Associations, as trustee and collateral agent. The Notes mature on June 15, 2022. Interest on the Notes accrues at 6.750% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2017. As of June 30, 2017, $500.0 million proceeds from the Notes were recorded as restricted cash on the Company’s condensed consolidated financial conditions.

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantees the Fourth Amended and Restated Credit Agreement, including KCG and certain of its subsidiaries and the Escrow Issuer. We refer to VFH and the Co-Issuer together as, the “Issuers.”

The Notes and the related guarantees are secured by second-priority perfected liens on substantially all of the Issuers’ and guarantors’ existing and future assets, subject to certain exceptions, including all material personal property, a pledge of the capital stock of the Issuers, the guarantors (other than Virtu Financial) and the direct subsidiaries of the Issuers and the guarantors and up to 65.0% of the voting capital stock of any now-owned or later-acquired foreign subsidiaries that are directly owned by the Issuers or any of the guarantors, which assets will also secure obligations under the Fourth Amended and Restated Credit Agreement on a first-priority basis.

The Indenture imposes certain limitations on the Company’s ability to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the Notes and make other “restricted payments”; (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Virtu Financial’s subsidiaries. The Indenture also contains customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. As of June 30, 2017, the gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the Closing Date and were used to finance, in part, the Acquisition, and to repay certain indebtedness of the Company and KCG. (See Note 18 for more details).

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 9). The SBI Bonds were issued bearing interest at the rate per annum of 4.0% until their scheduled maturity on January 6, 2020.  Following the consummation of the Refinancing Transaction and in accordance with the terms and conditions of the SBI Bonds, the rate per annum was increased to 5.0% as of October 2016.  The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion $31.1 million) as of June 30, 2017 and the Company recorded a loss of $1.5 million and $1.2 million due to the change in currency rates during the three and six months ended June 30, 2017.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings at June 30, 2017 were as follows:

(in thousands)
2017	$—
2018	115,000
2019	115,000
2020 and thereafter	1,451,142
Total principal of long-term borrowings	$1,681,142

The below table contains a reconciliation of the long term borrowings principal amount to the secured credit facility recorded in the condensed consolidated statements of financial condition:

	At June 30,	At December 31,
(in thousands)	2017	2016
Senior secured first lien term loan	$1,150,000	$540,000
Senior secured second lien notes	500,000	—
SBI Bonds outstanding principal	31,142	29,925
Net deferred financing fees	(51,382)	(4,012)
Net discount on senior secured credit facility	(1,437)	(956)
Long-term borrowings	$1,628,323	$564,957

9. Financial Assets and Liabilities

At June 30, 2017 and December 31, 2016, substantially all of Company’s financial assets and liabilities, except for the long-term borrowings, short-term borrowings, securities borrowed and loaned, and certain exchange memberships, which would all be categorized as Level 2, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company’s long-term borrowings approximates fair value as of June 30, 2017 and December 31, 2016 based on the recent transaction date of the SBI Bonds and the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, and would be categorized as Level 2.

As of March 31, 2017, the Company began pricing certain financial instruments held for trading at fair value based on theoretical prices which can differ from quoted market prices. The theoretical prices reflect price adjustments primarily caused by the fact that the Company continuously prices its financial instruments based on all available information. This information includes prices for identical and near-identical positions, as well as the prices for securities underlying the Company’s positions, on other exchanges that are open after the exchange on which the financial instruments is traded closes. The Company’s middle office department validates that all price adjustments can be substantiated with market inputs and checks the theoretical prices independently. Consequently, such financial instruments are classified as Level 2. The Company concluded that this is a change in accounting estimate and no retrospective adjustments were necessary.

The fair value of equities, U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain financial instruments noted in the preceding paragraph which are categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from broadly distributed bank and broker dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At June 30, 2017 and December 31, 2016, the Company’s derivative contracts and non-U.S. government obligations have been categorized as Level 2.

As described later in this footnote, the Company has a minority investment in SBI Japannext Co., Ltd, a proprietary trading system based in Tokyo (“SBI Japannext”). The Company elected the fair value option to account for this equity investment because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity. This investment has been categorized as Level 3. The valuation process involved for Level 3 measurements is completed on a quarterly basis. The Company employs two valuation methodologies when determining the fair value of investments categorized as Level 3, market comparable analysis and discounted cash flow analysis. The market comparable analysis considers key financial inputs, recent public and private transactions and other available measures. The discounted cash flow analysis incorporates significant assumptions and judgments and the estimates of key inputs used in this methodology include the discount rate for the investment and assumed inputs used to calculate terminal values, such as price/earnings multiples. Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method and the ultimate fair value recorded for a particular investment will generally be within a range suggested by the two methodologies. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected holding period.

There were no transfers of financial instruments between levels during the three months and six months ended June 30, 2017 and 2016.

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2017:

	June 30, 2017
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$252,485	$943,194	$—	$—	$1,195,679
Non-U.S. government obligations	—	5,121	—	—	5,121
Exchange traded notes	—	36,931	—	—	36,931
Currency forwards	—	2,513,850	—	(2,513,273)	577
Options	—	101	—	—	101
	$252,485	$3,499,197	$—	$(2,513,273)	$1,238,409
Financial instruments owned, pledged as collateral:
Equity securities	$12,821	$136,952	$—	$—	$149,773
Exchange traded notes	—	2,405	—	—	2,405
	$12,821	$139,357	$—	$—	$152,178
Other Assets
Equity investment	$—	$—	$37,297	$—	$37,297
Exchange stock	473	—	—	—	473
	$473	$—	$37,297	$—	$37,770
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$312,110	$773,496	$—	$—	$1,085,606
U.S. and Non-U.S. government obligations	—	2,873	—	—	2,873
Exchange traded notes	—	20,399	—	—	20,399
Currency forwards	—	2,508,096	—	(2,508,096)	—
Options	—	132	—	—	132
	$312,110	$3,304,996	$—	$(2,508,096)	$1,109,010

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

Investment in SBI Japannext Co., Ltd.

On July 27, 2016, the Company purchased an additional minority interest (29.4%) in SBI Japannext for $38.8 million in cash (“SBI Investment”). In connection with the SBI Investment, VFH issued bonds to certain affiliates of SBI Japannext and used the proceeds to finance the transaction (Note 8).

As of June 30, 2017, the Company determined the fair value of the SBI Investment using the discounted cash flow method, an income approach, with the discount rate of 15.9% applied to the cash flow forecasts. The Company also used a market approach based on 19x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at December 31, 2016 was determined to approximate the purchase price paid for the SBI Investment, adjusted for the changes in the Japanese Yen currency rate, given the proximity to the transaction date and lack of significant events subsequent to the transaction date. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in other, net in the condensed consolidated statements of comprehensive income.

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Six Months Ended June 30, 2017
						Change in Net
						Unrealized Gains
						/ (Losses) on
						Investments
	Balance at		Total Realized	Net Transfers	Balance at	still held at
	December 31,		and Unrealized	into (out of)	June 30,	June 30,
(in thousands)	2016	Purchases	Gains / (Losses)	Level 3	2017	2017
Assets
Other assets:
Equity investment	$36,031	$—	$1,266	$—	$37,297	$1,266
Total	$36,031	$—	$1,266	$—	$37,297	$1,266

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2017 and December 31, 2016.

	June 30, 2017

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$285,219	$—	$285,219	$(277,231)	$(1,199)	$6,789
Trading assets, at fair value:
Currency forwards	2,513,850	(2,513,273)	577	—	—	577
Options	101	—	101	(94)	(1)	6
Total	$2,799,170	$(2,513,273)	$285,897	$(277,325)	$(1,200)	$7,372

			Net Amounts of
		Gross Amounts	Liabilities Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$345,184	$—	$345,184	$(344,508)	$—	$676
Trading liabilities, at fair value:
Currency forwards	2,508,096	(2,508,096)	—	—	—	—
Options	132	—	132	(94)	—	38
Total	$2,853,412	$(2,508,096)	$345,316	$(344,602)	$—	$714

	December 31, 2016

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$220,005	$—	$220,005	$(216,778)	$(248)	$2,979
Trading assets, at fair value:
Currency forwards	1,147,261	(1,140,239)	7,022	—	—	7,022
Options	141	—	141	(80)	(13)	48
Total	$1,367,407	$(1,140,239)	$227,168	$(216,858)	$(261)	$10,049

			Net Amounts of
			Liabilities
		Gross Amounts	Presented	Gross Amounts Not Offset In the
		Offset in the	in the	Consolidated
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$222,203	$—	$222,203	$(221,792)	$—	$411
Trading liabilities, at fair value:
Currency forwards	1,009,038	(1,009,038)	—	—	—	—
Options	80	—	80	(80)	—	—
Total	$1,231,321	$(1,009,038)	$222,283	$(221,872)	$—	$411

Excluded from the fair value and offsetting tables above is net unsettled fair value on long and short futures contracts in the amounts of $(24.9) million and $18.0 million, which are included within receivables from broker-dealers and clearing organizations as of June 30, 2017 and December 31, 2016, respectively, and $0.1 million and $(3.5) million, which are included within payables to broker-dealers and clearing organizations as of June 30, 2017 and December 31, 2016, respectively, and would be categorized as Level 1.

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	June 30, 2017
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 90	Over 90
(in thousands)	Continuous	30 days	days	Days	Total

Securities lending transactions:
Equity securities	$345,184	$—	$—	$—	$345,184
Total	$345,184	$—	$—	$—	$345,184

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2017 and December 31, 2016:

(in thousands)		June 30, 2017		December 31, 2016
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$1,269	$741,005	$2,403	$1,461,286
Commodity futures	Receivables from broker dealers and clearing organizations	(25,096)	16,391,955	13,964	3,918,778
Currency futures	Receivables from broker dealers and clearing organizations	(979)	6,247,397	1,591	3,264,093
Fixed income futures	Receivables from broker dealers and clearing organizations	(98)	4,024	31	5,730
Options	Financial instruments owned	101	9,879	141	6,844
Currency forwards	Financial instruments owned	2,513,850	139,565,292	1,147,261	94,192,414

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$(21)	$70,599	$(43)	$62,417
Commodity futures	Payables to broker dealers and clearing organizations	(416)	30,239	2,842	22,616,170
Currency futures	Payables to broker dealers and clearing organizations	512	1,935,204	(6,282)	1,137,908
Options	Financial instruments sold, not yet purchased	132	11,418	80	4,486
Currency forwards	Financial instruments sold, not yet purchased	2,508,096	139,562,415	1,009,038	85,874,684

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Futures	$49,188	$112,115	$214,777	$420,595
Currency forwards	45,565	16,145	(5,816)	15,720
Options	(2)	(272)	(1)	(346)
Interest rate swaps	—	2	—	4
	$94,751	$127,990	$208,960	$435,973

11. Income Taxes

Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2017 and 2016, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes and effective tax rates were $0.8 million and 15.0% and $5.1 million and 11.5% for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and 12.3% and $12.5 million and 12.1% for the six months ended June 30, 2017 and 2016, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not that the deferred tax asset will be fully realized. There are no unrecognized tax benefits as of June 30, 2017 and December 31, 2016.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2017, the Company’s tax years for 2013 through 2016 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively.

12. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (“NYAG”). Certain of these matters may result, or have resulted, in adverse judgments, settlements, fines, penalties, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In December 2015 the enforcement committee of the Autorité des marchés financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, the Company accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF. The Company’s management believes that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and the Company is pursuing its rights of appeal. In May 2017, the fine was reduced to €3.0 million (approximately $3.4 million), and accordingly the Company reduced the accrual by €2.0 million (approximately $2.2 million), which was recorded under operations and administrative expense in the statement of comprehensive income, and the Company continues to pursue its rights to appeal.  Subject to the foregoing, based on information currently available, at present management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, although they might be material for the Company’s results of operations or cash  flows for any particular reporting period.

In addition, in connection with the Acquisition of KCG:

•

Between May 19 and May 23, 2017, five putative class actions relating to the Merger were filed by shareholders of KCG against KCG and its board of directors in the United States District Court for the Southern District of New York. The cases are captioned Siegal v. KCG Holdings, Inc., et al., Case No. 1:17-cv-3886, Berg v. KCG Holdings, Inc., et al., Case No. 1:17-cv-3802, Pauza v. KCG Holdings, Inc., et al., Case No. 1:17-cv-3885, Evangelista v. KCG Holdings, Inc., et al., Case No. 1:17-cv-3959, and Klein v. KCG Holdings, Inc., et al., Case No. 1:17-cv-3946. The Klein and Berg complaints also name as defendants Virtu and Merger Sub. The complaints assert that the defendants violated Sections

14(a) and 20(a) of the Exchange Act in connection with the preliminary proxy statement filed with the SEC by KCG in connection with the Merger. All five complaints allege, among other things, that the individual defendants and the Company violated federal securities laws by disseminating a preliminary proxy that included allegedly material misstatements or omissions about the Merger and the sale process leading up to the Merger. On May 31, 2017, the parties to these litigations entered into a memorandum of understanding that sets forth an agreement in principle to settle and release all claims asserted by plaintiffs in the litigations.

•

On June 2, 2017, a putative stockholder of KCG filed a complaint in the Delaware Chancery Court concerning the Acquisition of KCG, as well a motion for a preliminary injunction and a motion for expedited proceedings. The case is captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-0421-JTL (the “Greenway Action”), and is brought on behalf of a putative class of KCG stockholders against KCG, the members of KCG’s board of directors, Virtu, Orchestra Merger Sub, Inc. (“Merger Sub”), and Jefferies LLC (“Jefferies”). Among other things, the complaint alleges that, prior to the time that the KCG board approved the Acquisition of KCG and the voting agreement between Jefferies and Virtu on April 20, 2017, Jefferies and Virtu reached an “agreement”, “arrangement” or “understanding” with respect to the “ownership” of Jefferies’ shares of KCG common stock, as those terms are defined in the Delaware General Corporation Law (“DGCL”), thereby causing Virtu to become an “interested stockholder” under, and subject to the restriction on business combinations set forth in, Section 203 of the DGCL. The complaint also alleges that (a) the KCG board members breached their fiduciary duties in connection with the Acquisition of KCG, including by allegedly conducting an inadequate sale process that supposedly was tainted by this alleged agreement, arrangement or understanding between Virtu and Jefferies and by alleged conflicts of interests on the part of Jefferies and Goldman Sachs, and by disseminating allegedly inaccurate or incomplete disclosures concerning the Acquisition of KCG, and (b) Jefferies, Virtu and Merger Sub aided and abetted those alleged breaches of duty by the KCG board members.

The Delaware Chancery Court declined to hold expedited proceedings or entertain a preliminary injunction motion on certain of the plaintiff’s claims, but scheduled a hearing for July 7, 2017 on the plaintiff’s request to enjoin the KCG stockholder vote based on the plaintiff’s claim that the Acquisition of KCG is subject to the restrictions in Section 203 of the DGCL. The parties thereafter engaged in expedited discovery, including document productions and four depositions. On June 28, 2017, KCG issued an amended proxy statement and scheduled a KCG stockholder vote on the Acquisition of KCG under Section 203 of the DGCL, which defendants contend moots claims asserted by the plaintiff in the Greenway Action.  On June 30, 2017, the Delaware Chancery Court entered a stipulation and order providing for the withdrawal of the plaintiff’s motion for preliminary injunction. The Greenway Action remains pending and the plaintiff may attempt to pursue the claims set forth in the complaint and/or attempt to assert new or different claims through an amended complaint, including but not limited to a claim that the Acquisition of KCG is void or invalid due to an alleged violation of Section 203 of the DGCL.

If the plaintiff prevails on his claim that Virtu became an interested stockholder prior to KCG board approval and that KCG cannot complete a business combination with Virtu, including the Acquisition of KCG, for a period of three years following the time that Virtu became an interested stockholder unless one of the statutory exceptions or conditions is met, the plaintiff may seek injunctive relief from the Delaware Chancery Court, including, among other things, the rescission or unwinding of the Acquisition of KCG. The plaintiff may also seek injunctive relief with regard to his other claims and/or an award of monetary damages. Virtu denies that it entered into any agreement, arrangement or understanding prior to approval of the voting agreement and disputes the assertion that Virtu was an interested stockholder under Section 203 of the DGCL, and contends that, in any case, the plaintiff’s claims are now moot and subject to dismissal by reason of KCG’s amended disclosures and the KCG stockholder vote on the Acquisition of KCG. Virtu intends to defend vigorously against the claims alleged in the Greenway Action.

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to its managers, officers, directors, employees, and agents against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred by such persons under certain circumstances as more fully disclosed in its operating agreement. The overall maximum amount of the obligations (if any) cannot reasonably be estimated as it will depend on the facts and circumstances that give rise to any future claims.

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

Secondary Offerings

In November 2015, the Company and certain selling stockholders affiliated with Silver Lake Partners completed a public offering (the “November 2015 Secondary Offering”) of 6,473,371 shares of the Company’s Class A common stock.  The selling stockholders sold 6,075,837 shares of Class A common stock and the Company sold 397,534 shares of Class A common stock at a price to the public of $22.15 per share.  The selling stockholders received all of the net proceeds from the sale of shares of Class A common stock by them in the November 2015 Secondary Offering.  The Company used its net proceeds from the offering to purchase Virtu Financial Units (together with corresponding shares of Class C common stock) from one of its non-executive employees at a net price equal to the price paid by the underwriters for shares of its Class A common stock.  Following the November 2015 Secondary Offering, Silver Lake Partners no longer holds any equity interest in the Company.

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

In May 2017, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial common units, certain current and former employees elected to exchange 307,544 common units in Virtu Financial held on their behalf by Virtu Financial Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A common stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings and employee exchange, the Company holds approximately 30.2% interest in Virtu Financial at June 30, 2017.

14. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Class A-2 profits interests were issued to Employee Holdco, a holding company that holds the interests on behalf of certain key employees or stakeholders. During the three and six months ended June 30, 2017 and 2016, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at fair value at the date of grant. The Company recognized compensation expense related to the vesting of non-voting common interest units (formerly Class A-2 profits interests) of $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and recognized $0.4 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $0.3 million, and this amount is expected to be recognized over a weighted average period of 0.4 years.

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized compensation expense in respect of non-voting common interest units (formerly Class B interests) vested of $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and recognized $0.3 million and $0.6 million for the six months ended June 30, 2017 and 2016. The compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income. As of June 30, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $0.4 million and $0.8 million, respectively, and this amount is expected to be recognized over a weighted average period of 0.5 years and 1.0 years, respectively.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.01 million and $0.02 million for the three months ended June 30, 2017 and 2016, respectively, and $0.02 million and $0.04 million for the six months ended June 30, 2017 and 2016, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.02 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and were approximately $0.04 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income.

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company.

In connection with the Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of June 30, 2017 and December 31, 2016, there were 13,194,719 and 14,231,535 non-voting common interest units outstanding, respectively. There were 307,544 and 0 non-voting common interest units and corresponding Class C common stock exchanged into Class A common stock, forfeited or repurchased during the three months ended June 30, 2017 and 2016, respectively; and 1,036,816 and 53,743 non-voting common interest units and corresponding Class C common stock were exchanged into Class A common stock, forfeited or repurchased during the six months ended June 30, 2017 and 2016, respectively.

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

The following table summarizes activity related to stock options for the six months ended June 30, 2017 and 2016:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(630,000)	—	—	—	—
At June 30, 2016	8,364,000	$19.00	8.80	2,091,000	$—

At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(265,000)	—	—	—	—
At June 30, 2017	7,969,000	$19.00	7.80	3,984,500	$19.00

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

The Company recognized $1.4 million and $1.5 million of compensation expense in relation to the stock options for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested stock options was $10.8 million and $14.2 million, and these amounts are to be recognized over a weighted average period of 1.8 years and 2.3 years, respectively.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described above (Note 13), subsequent to the IPO, shares of immediately vested Class A common stock and restricted stock units were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A common stock and restricted stock units was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. The Company accrued compensation expense of $4.7 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively, and accrued $9.4 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively, related to Class A common stock expected to be granted as part of year-end compensation.

The following table summarizes activity related to the restricted stock units for the six months ended June 30, 2017 and 2016:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2015	984,466	$22.32
Granted	—	—
Forfeited	(115,869)	22.51
Vested	—	—
At June 30, 2016	868,597	$22.30

At December 31, 2016	1,573,441	$18.28
Granted	—	—
Forfeited	(168,142)	18.52
Vested	—	—
At June 30, 2017	1,405,299	$18.26

The Company recognized $2.3 million and $1.5 million of compensation expense in relation to the restricted stock units for the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $3.1 million of compensation expense in relation to the restricted stock units for six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested restricted stock units was $20.1 million and $28.5 million, respectively, and this amount is to be recognized over a weighted average period of 2.1 years and 2.6 years, respectively.

15. Regulatory Requirement

As of June 30, 2017, two broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the two broker-dealer subsidiaries. At June 30, 2017, the subsidiaries had net capital of approximately $47.8 million and $10.6 million, which was approximately $46.8 million and $9.6 million in excess of the required net capital of $1.0 million and $1.0 million, respectively. At December 31, 2016, the subsidiaries had net capital of approximately $74.5 million and $10.8 million, which was approximately $73.5 million and $9.8 million in excess of the required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, one of the broker-dealer subsidiaries was required to maintain $1.8 million and $1.9 million of capital in connection with the operation of its Designated Market Maker (“DMM”) business as of June 30, 2017 and December 31, 2016, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the broker-dealer subsidiary is registered as the DMM.

16. Geographic Information

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenues:
United States	$89,331	$108,314	$181,317	$232,133
Australia	(14)	1	4	7
Ireland	33,004	37,417	61,255	80,544
Singapore	22,602	28,305	49,609	53,859
China	(35)	144	(10)	276
Total revenues	$144,888	$174,181	$292,175	$366,819

17. Related Party Transactions

As of June 30, 2017, and December 31, 2016, the Company had a payable of $0.02 million and $0.20 million to its related parties, respectively, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Dell. During the three months ended June 30, 2017 and 2016, the Company paid $0.6 million and $0.7 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company paid $1.4 million and $1.5 million, respectively, to Dell for these purchases and leases.

In the ordinary course of business, the Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Level 3. During the three months ended June 30, 2017 and 2016, the Company paid $0.4 million and $0.6 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company paid $1.1 million and $1.2 million, respectively, to Level 3 for these services.

Additionally, the Company entered into a sublease arrangement with an affiliate of the Company’s Founder and Executive Chairman for office space no longer used by the Company in 2016. As of June 30, 2017, the Company has a receivable from of $0.04 million from this affiliate, which is included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

18. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On July 20, 2017, the Company completed the Acquisition of KCG.  Pursuant to the terms of the Merger Agreement dated as of April 20, 2017, by and among the Company, Merger Sub, and KCG. Merger Sub merged with and into KCG, with KCG surviving the Merger as a wholly-owned subsidiary of the Company.  As of the Closing Date, each of KCG’s issued and outstanding shares of Class A common stock, par value $0.01 per share were cancelled and extinguished and converted into the right to receive $20.00 in cash, without interest, less any applicable withholding taxes. The acquisition of KCG will be accounted for as a business combination, subject to the provision of ASC 805-10-

50, Business Combination. Due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q, the Company is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50 at this time.

On the Closing Date, and in connection with the financing of the Acquisition, the Company issued to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek, 6,346,155 shares of the Company’s Class A common stock, par value $0.00001 per share (the “Company Class A Common Stock”) pursuant to the investment agreement with Aranda (as amended, the “Aranda Investment Agreement”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act for an aggregate purchase price of approximately $99.0 million. The Company expects an additional 1,666,666 shares of the Company Class A Common Stock to be issued for an aggregate purchase price of approximately $26.0 million no later than October 6, 2017, subject to the satisfaction of certain regulatory conditions and there being no law or injunction restraining, enjoining, making illegal or otherwise prohibiting such issuance (collectively, the “Temasek Investment”).

On the Closing Date, and in connection with the financing of the Acquisition, the Company issued to North Island Holdings I, LP (“NIH”) 39,725,979 shares of the Company Class A Common Stock pursuant to the investment agreement with NIH (as amended, the “NIH Investment Agreement”) in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act for an aggregate purchase price of approximately $613.5 million. The Company expects an additional 338,124 shares of the Company Class A Common Stock to be issued for an aggregate purchase price of approximately $5.2 million no later than October 6, 2017, subject to the satisfaction of certain regulatory conditions and there being no law or injunction restraining, enjoining, making illegal or otherwise prohibiting such issuance (collectively, the “NIH Investment”).

On the Closing Date, pursuant to the NIH Investment Agreement, the Company’s Executive Chairman and Founder, Vincent J. Viola, resigned as Executive Chairman and was appointed as Chairman Emeritus, Robert Greifeld was appointed as the new Chairman and Glenn Hutchins was appointed as a member of the Board of Directors of the Company (the “Board”). Mr. Viola continues to remain as a member of the Board.  Messrs. Greifeld and Hutchins were appointed as a Class II director and a Class I director, respectively, and will serve as members of the Board’s new Strategy Committee.

Also on the Closing Date, the Escrow Credit Agreement and related credit documents automatically ceased to be of force or effect and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement and the first lien senior secured revolving credit facility matured. A total of $1,119.4 million restricted cash in Escrow (including principal from the Term Loan Facilities and Notes net of prefunded interest) was released to the Company.

On July 21, 2017, KCG redeemed the outstanding 6.875% Senior Secured Notes due 2020 issued by KCG at a redemption price equal to 103.438% of the principal amount, plus accrued and unpaid interest, pursuant to the indenture, dated as of March 13, 2015 (as amended, restated, supplemented or otherwise modified), by and among KCG, the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent.

On August 8, 2017, VFH made a voluntary prepayment of principal under the Term Loan Facility in the amount of $100.0 million, in accordance with the terms of the Fourth Amended and Restated Credit Agreement.  The outstanding principal amount under the Term Loan Facility was $1,050.0 million as of the date of this report.

The Company’s Board of Directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and restricted stock unit on August 8, 2017, payable on September 15, 2017 to holders of record as of the close of business on September 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the financial condition and results of operations covers the three and six months ended June 30, 2017 and 2016, should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2016 on Form 10-K and those described in Part 2, Item 1A, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this quarterly report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2016 on Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	reduced levels of overall trading activity;
•	dependence upon trading counterparties and clearing houses performing their obligations to us;
•	failures of our customized trading platform;
•	risks inherent to the electronic market making business and trading generally;
•	increased competition in market making activities;
•	dependence on continued access to sources of liquidity;
•	risks associated with self‑clearing and other operational elements of our business;
•	compliance with laws and regulations, including those specific to our industry;
•	obligation to comply with applicable regulatory capital requirements;
•	litigation or other legal and regulatory‑based liabilities;
•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;
•	obligation to comply with laws and regulations applicable to our international operations;

•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;
•	need to maintain and continue developing proprietary technologies;
•	failure to maintain system security or otherwise maintain confidential and proprietary information;
•	the effect of the Acquisition of KCG (as defined below) on existing business relationships, operating results, and ongoing business operations generally;
•	the significant costs and significant indebtedness that we incurred in connection with the Acquisition fo KCG, and the integration of KCG into our business;
•	the risk that we may encounter significant difficulties or delays in integrating the two businesses and the anticipated benefits, costs savings and synergies or capital release may not be achieved;
•	the assumption of potential liabilities relating to KCG’s business;
•	capacity constraints, system failures, and delays, including those which could arise in connection with the data center migration described in Part 2, Item 1A of this quarterly report;
•	dependence on third party infrastructure or systems;
•	use of open source software;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with international operations and expansion, including failed acquisitions or dispositions;
•

the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, monetary conditions and foreign currency and exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

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

Basis of Preparation

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 reflect our operations and those of our consolidated subsidiaries.

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

Virtu Financial LLC (“Virtu Financial”) was formed as a Delaware limited liability company on April 8, 2011 in connection with our acquisition of MTH (the “MTH Transactions”), when the members of Virtu Financial’s predecessor entity, VFO, which was formed and commenced operations on March 19, 2008, exchanged their interests in Virtu East for interests in Virtu Financial. On July 8, 2011, we completed our acquisition of MTH, which was co-founded by Mr. Vincent Viola, our Founder and Executive Chairman. MTH was an electronic trading firm and market maker on numerous exchanges and electronic marketplaces in equities, fixed income, currencies and commodities, and the MTH Transactions expanded our geographic and product market as well as our market penetration in existing markets. Virtu Financial is a holding company that conducts its business through its operating subsidiaries.

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

Acquisition of KCG

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition (the “Acquisition”) of KCG Holdings, Inc. (“KCG”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG, Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the financing of the Acquisition, on the Closing Date, the Company issued to (i) Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek, 6,346,155 shares of the Company’s Class A Common Stock for an aggregate purchase price of approximately $99.0 million and (ii) North Island Holdings I, LP (“NIH”) 39,725,979 shares of the Company Class A Common Stock for an aggregate purchase price of approximately $613.5 million. The Company expects an additional (i) 1,666,666 shares of the Company Class A Common Stock to be issued to Aranda for an aggregate purchase price of approximately $26.0 million and (ii) 338,124 shares of the Company Class A Common Stock to be issued to NIH for an aggregate purchase price of approximately $5.2 million, in each case no later than October 6, 2017, subject to certain conditions.

Also in connection with the financing of the Acquisition, on June 16, 2017, Orchestra Borrower LLC, a wholly owned subsidiary of Virtu Financial (the “Escrow Issuer”) and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). On July 20, 2017, VFH Parent LLC (“VFH”), a wholly owned subsidiary of Virtu Financial, assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes.

On June 30, 2017, Virtu Financial and VFH entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety VFH’s existing Credit Agreement.  The Fourth Amended and Restated Credit Agreement, provided for a $540.0 million first lien secured term loan, drawn in its entirety on the closing date, and continued VFH’s existing $100.0 million first lien senior secured revolving credit facility.  Also on June 30, 2017, Orchestra Borrower LLC (the “Escrow Issuer”), a wholly owned subsidiary of the Company, entered into an escrow credit agreement (the “Escrow Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which provided for a $610.0 million term loan, the proceeds of which were deposited into escrow pending the closing of the Acquisition (the “Escrow Term Loan”) and which was assumed by VFH as of the Closing Date under the Fourth Amended and Restated Credit Agreement.

On July 21, 2017, the outstanding 6.875% Senior Secured Notes due 2020 issued by KCG were redeemed at a redemption price equal to 103.438% of the principal amount, plus accrued and unpaid interest, pursuant to the indenture, dated as of March 13, 2015 (as amended, restated, supplemented or otherwise modified), by and among KCG, the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent.

Components of Our Results of Operations

The table below sets forth certain components of our condensed consolidated statements of comprehensive income as well as factors that impact such components. We present our results under one reportable segment, which is consistent with our structure and how we manage our business.

	For the Three Months Ended		For the Six Months Ended
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenues:
Trading income, net	$136,163	$166,547	$275,737	$352,836
Interest and dividends income	5,629	5,422	10,503	9,690
Technology services	3,107	2,212	5,886	4,293
Other, net	(11)	—	49	—
Total revenue	144,888	174,181	292,175	366,819

Operating Expenses:
Brokerage, exchange and clearance fees, net	52,899	55,573	105,669	115,298
Communication and data processing	18,985	17,953	37,192	35,675
Employee compensation and payroll taxes	17,365	20,809	38,712	43,366
Interest and dividends expense	14,934	14,097	27,214	27,634
Operations and administrative	8,946	5,736	13,792	10,655
Depreciation and amortization	6,798	7,800	13,555	15,527
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Debt issue cost related to debt refinancing	4,482	—	4,482	—
Transaction advisory fees and expenses	8,511	155	8,643	155
Reserve for legal matter	(2,176)	—	(2,176)	—
Charges related to share based compensation at IPO	179	516	364	1,111
Financing interest expense on long-term borrowings	8,720	7,075	15,548	14,176
Total operating expenses	139,696	129,767	263,101	263,703
Income before income taxes and noncontrolling interest	5,192	44,414	29,074	103,116
Provision for income taxes	779	5,128	3,587	12,474
Net income	4,413	$39,286	$25,487	$90,642

Total Revenues

The majority of our revenue is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology services revenue generated by using our proprietary technology to provide technology infrastructure and agency execution services to select third parties.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for approximately 94% and 96% of our total revenues for the three months ended June 30, 2017 and 2016, respectively, and 94% and 96% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

Interest and Dividends Income. Our market making activities require us to hold securities on a regular basis, and we generate revenues in the form of interest and dividends income from these securities. Interest is earned on securities borrowed from other market participants pursuant to collateralized financing arrangements and on cash held by brokers. Dividends income arises from holding market-making positions over dates on which dividends are paid to shareholders of record.

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

Other, Net. In July 2016, we made a minority investment in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo, for $38.8 million, which was substantially paid in Japanese Yen. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds of ¥3.5 billion to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Employee Holdco, which formerly held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $1.8 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively and $4.5 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively.

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

Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight-line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight-line basis over a period of 1.4 to 2.5 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the term of the lease.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of $1.9 million of assets acquired in connection with the Company’s acquisition of certain assets from Nyenburgh Holding B.V.. These assets are amortized over their useful lives, ranging from 1.4 to 9 years.

Debt Issue Costs Related to Debt Refinancing. The financing of our long-term borrowings has, and may in the future result in the acceleration of debt issue costs incurred at issuance and originally scheduled to be amortized over the life of the loan.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by the Company in connection with the Acquisition of KCG.

Reserve for Legal Matter. In December 2015, the enforcement committee of the Autorité des marchés financiers (“AMF”) fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, we have accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.4 million) as a result of an appeal against the AMF, and our accrued expense was reduced by €2.0 million (approximately $2.2 million) accordingly.

Charges Related to Share Based Compensation at IPO. At the consummation of the IPO and through the period ended June 30, 2017, we recognized non-cash compensation expenses in respect of the outstanding time vested Class B and East MIP Class B interests, net of capitalization and amortization of costs incurred attributable to employees engaged in development of software for internal use, as discussed in Note 14 to the notes to the condensed consolidated financial statements.

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

Total Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. Additional information provided regarding the breakdown of Total Adjusted Net Trading Income by category is also a non-GAAP financial measure but is not used by the Company in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP financial measures or similar non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide useful information to investors regarding our results of operations because they assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our senior secured credit facility contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS differently, and as a result our measures of Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

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

Because of these limitations, Adjusted Net Trading Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include Net Income (loss), cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure.

The following tables reconcile condensed consolidated statements of comprehensive income to arrive at EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$136,163	$166,547	$275,737	$352,836
Interest and dividends income	5,629	5,422	10,503	9,690
Brokerage, exchange and clearance fees, net	(52,899)	(55,573)	(105,669)	(115,298)
Interest and dividends expense	(14,934)	(14,097)	(27,214)	(27,634)
Adjusted Net Trading Income	$73,959	$102,299	$153,357	$219,594

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$4,413	$39,286	$25,487	$90,642
Financing interest expense on long-term borrowings	8,720	7,075	15,548	14,176
Debt issue cost related to debt refinancing	4,482	—	4,482	—
Depreciation and amortization	6,798	7,800	13,555	15,527
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Provision for Income Taxes	779	5,128	3,587	12,474
EBITDA	$25,245	$59,342	$62,765	$132,925

Severance	—	—	877	193
Reserve for legal matter	(2,176)	—	(2,176)	—
Transaction advisory fees and expenses	8,511	155	8,643	155
Termination of office leases	—	—	—	(319)
Other, net	11	—	(49)	—
Equipment write-off	544	—	544	428
Share based compensation	7,253	4,301	14,833	9,696
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,373	1,505	2,798	2,701
Charges related to share based compensation awards at IPO	179	516	364	1,111
Adjusted EBITDA	$40,940	$65,819	$88,599	$146,890

Selected Operating Margins
Net Income Margin (1)	5.7%	37.6%	16.0%	40.5%
EBITDA Margin (2)	32.8%	56.8%	39.4%	59.4%
Adjusted EBITDA Margin (3)	53.1%	63.0%	55.6%	65.6%

(1)	Calculated by dividing net income by the sum of Adjusted Net Trading Income and technology services revenue.
(2)	Calculated by dividing EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.
(3)	Calculated by dividing Adjusted EBITDA by the sum of Adjusted Net Trading Income and technology services revenue.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands, except share and per share data)
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$4,413	$39,286	$25,487	$90,642
Provision for income taxes	779	5,128	3,587	12,474
Income before income taxes	5,192	44,414	29,074	103,116
Amortization of purchased intangibles and acquired capitalized software	53	53	106	106
Financing interest expense related to KCG transaction	1,616	—	1,616	—
Debt issue cost related to debt refinancing	4,482	—	4,482	—
Severance	—	—	877	193
Reserve for legal matter	(2,176)	—	(2,176)	—
Transaction advisory fees and expenses	8,511	155	8,643	155
Termination of office leases	—	—	—	(319)
Equipment write-off	1,102	—	1,102	428
Other, net	11	—	(49)	—
Share based compensation	7,253	4,301	14,833	9,696
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,373	1,505	2,798	2,701
Charges related to share based compensation awards at IPO	179	516	364	1,111
Normalized Adjusted Net Income before income taxes	27,596	50,944	61,670	117,187
Normalized provision for income taxes (1)	9,797	18,085	21,893	41,601

Normalized Adjusted Net Income	$17,799	$32,859	$39,777	$75,586

Weighted Average Adjusted shares outstanding (2)	140,764,500	139,652,286	140,764,500	139,687,755

Normalized Adjusted EPS	$0.13	$0.24	$0.28	$0.54

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 35.5%.
(2)

Assumes that (1) holders of all vested and unvested Virtu Financial Units (together with corresponding shares of Class C common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class A common stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of Class D common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class B common stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three and six months ended June 30, 2017 and 2016.

The following table shows our Trading Income, Net, average daily Trading Income, Net, Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017			2016
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$23,950	$380	33%	$30,821	$482	30%
EMEA Equities	9,187	146	12%	12,913	202	13%
APAC Equities	12,527	199	17%	13,944	218	14%
Global Commodities	12,821	204	17%	21,276	332	21%
Global Currencies	10,709	170	14%	16,898	264	16%
Options, Fixed income and Other Securities	7,281	116	10%	8,257	129	8%
Unallocated (1)	(2,516)	(40)	(3)%	(1,810)	(28)	(2)%

Total Adjusted Net Trading Income	$73,959	$1,175	100%	$102,299	$1,599	100%

	Six Months Ended June 30,
	2017			2016
		Average			Average
(In thousands, except percentages)	Total	Daily	%	Total	Daily	%
Adjusted Net Trading Income:
Categories
Americas Equities	$52,002	$416	34%	$68,099	$545	31%
EMEA Equities	16,405	131	11%	26,623	213	12%
APAC Equities	24,043	192	16%	26,124	209	12%
Global Commodities	30,368	243	20%	51,623	413	23%
Global Currencies	23,866	191	15%	37,399	299	17%
Options, Fixed income and Other Securities	10,707	86	7%	16,970	136	8%
Unallocated (1)	(4,034)	(32)	(3)%	(7,244)	(58)	(3)%
Total Adjusted Net Trading Income	$153,357	$1,227	100%	$219,594	$1,757	100%

	Three Months Ended June 30,
	2017			2016
		Average			Average
(in thousands, except percentages)	Total	Daily	%	Total	Daily	%
Trading Income, Net:
Categories
Americas Equities	$45,411	$721	33%	$56,635	$885	34%
EMEA Equities	25,474	404	19%	25,627	400	15%
APAC Equities	18,757	298	14%	19,750	309	12%
Global Commodities	21,468	341	16%	30,632	479	18%
Global Currencies	15,879	252	12%	22,733	355	14%
Options, Fixed income and Other Securities	10,567	168	7%	12,122	189	8%
Unallocated (1)	(1,393)	(22)	(1)%	(952)	(15)	(1)%
Total Trading Income, Net	$136,163	$2,162	100%	$166,547	$2,602	100%

	Six Months Ended June 30,
	2017			2016
		Average			Average
(In thousands, except percentages)	Total	Daily	%	Total	Daily	%
Trading Income, Net:
Categories
Americas Equities	$95,242	$762	35%	$123,198	$986	35%
EMEA Equities	46,015	368	17%	52,993	424	15%
APAC Equities	36,965	296	13%	37,986	304	11%
Global Commodities	47,863	383	17%	69,728	558	20%
Global Currencies	34,742	278	13%	49,434	395	14%
Options, Fixed income and Other Securities	16,881	135	6%	25,467	204	7%
Unallocated (1)	(1,971)	(16)	(1)%	(5,970)	(48)	(2)%
Total Trading Income, Net	$275,737	$2,206	100%	$352,836	$2,823	100%

(1)

Under our methodology for recording “trading income, net” in our condensed consolidated statements of comprehensive income, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by asset class, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation can defer or accelerate the amount in a particular asset class from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that ANTI by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, Net, calculated in accordance with GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total Revenues

Our total revenues decreased $29.3 million, or 16.8%, to $144.9 million for the three months ended June 30, 2017, compared to $174.2 million for the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in trading income, net, of $30.3 million.

Trading Income, Net. Trading income, net, decreased $30.3 million, or 18.2%, to $136.2 million for the three months ended June 30, 2017, compared to $166.5 million for the three months ended June 30, 2016. The decrease was primarily attributable to the decreased market volume and volatility across major asset categories. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income increased $0.2 million, or 3.7%, to $5.6 million for the three months ended June 30, 2017, compared to $5.4 million for the three months ended June 30, 2016. This increase was primarily attributable to higher interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenue increased $0.9 million, or 40.9%, to $3.1 million for the three months ended June 30, 2017, compared to $2.2 million for the three months ended June 30, 2016. The increase was primarily attributable to the agency fee revenues arising from new customers we onboarded.

Other, net. Other, net  were incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $(0.3) million and $0.3 million, respectively, for the three months ended June 30, 2017. There were no such expenses for the three months ended June 30, 2016.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $28.3 million, or 27.7%, to $74.0 million for the three months ended June 30, 2017, compared to $102.4 million for the three months ended June 30, 2016. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $6.9 million from Americas Equities, $3.7 million from EMEA equities, $8.5 million from global commodities, $6.2 million from global currencies, APAC equities from $1.4 million, and $1.0 million from options, fixed income and other securities. These decreases were primarily attributable to the less favorable conditions across all asset classes as a result of lower levels of volume and volatility within the equities, currencies, and commodities markets that persisted throughout the three months ended June 30, 2017. Adjusted Net Trading Income per day decreased $0.42 million, or 26.5%, to $1.2 million for the three months ended June 30, 2017, compared to $1.6 million for the three months ended June 30, 2016. The number of trading days for the three months ended June 30, 2017 and 2016 were 63 and 64, respectively.

Operating Expenses

Our operating expenses increased $9.9 million, or 7.6%, to $139.7 million for the three months ended June 30, 2017, compared to $129.8 million for the three months ended June 30, 2016. This increase was primarily due to $4.5 million of debt issue cost related to debt refinancing, and $8.3 million of transaction advisory fees and expenses related to the Acquisition of KCG. The increase was also attributable to increases in communication and data processing of $1.0 million, in interest and dividend expense of $0.8 million, in operating and administrative expense of $3.2 million, and in financing interest expense on long term borrowings of $1.6 million. These increases in operating expenses were partially offset by decreases in in brokerage, exchange, and clearance fees of $2.7 million, in depreciation and amortization expense of $1.0 million, in charges related to share based compensation at IPO of $0.3 million, in employee compensation and payroll taxes of $3.4 million and adjustment in reserve for legal matter of $2.2 million. There was no change for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $2.7 million, or 4.9%, to $52.9 million for the three months ended June 30, 2017, compared to $55.6 million for the three months ended June 30, 2016. This decrease was primarily attributable to the decreases in market volume and volatility traded in the Americas equities, EMEA equities, APAC equities, Global Commodities, and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $1.0 million, or 5.6%, to $19.0 million for the three months ended June 30, 2017, compared to $18.0 million for the three months ended June 30, 2016. This increase was primarily due to commencement of new connectivity connections, as well as increases in market data fees. The increase was partially offset by reductions in discontinued connectivity connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $3.4 million, or 16.3%, to $17.4 million for the three months ended June 30, 2017, compared to $20.8 million for the three months ended June 30, 2016. The decrease in compensation levels was attributable to the decrease in incentive compensation accrual during the three months ended June 30, 2017.Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion.

Interest and Dividends Expense. Interest and dividends expense increased $0.8 million, or 5.7%, to $14.9 million for the three months ended June 30, 2017, compared to $14.1 million for the three months ended June 30, 2016. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $3.2 million, or 56.1%, to $8.9 million for the three months ended June 30, 2017, compared to $5.7 million for the three months ended June 30, 2016. The increase was primarily attributable to a loss of $2.3 million in foreign currency revaluation due to a significant increase in the Euro exchange rate during the three months ended June 30, 2017.

Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 12.8%, to $6.8 million for the three months ended June 30, 2017, compared to $7.8 million for the three months ended June 30, 2016. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the three months ended June 30, 2017, compared to $0.1 million for the three months ended June 30, 2016.

Debt Issue Costs Related to Debt Refinancing. Expense from debt issue costs related to debt refinancing was $4.5 million for the three months ended June 30, 2017. These costs reflect nonrecurring expense incurred as a result of refinancing of our senior secured first term loan and senior secured second lien notes in June 2017. We had no such expense during the three months ended June 30, 2016.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses increased $8.2 million, to $8.5 million for the three months ended June 30, 2017, compared to $0.2 million for the three months ended June 30, 2016. The increase reflects nonrecurring professional fees incurred in connection with the Acquisition of KCG, with whom we entered into a definitive agreement on April 20, 2017, and the Acquisition was completed on July 20, 2017.

Reserve for Legal Matter. In December 2015, the enforcement committee of the Autorité des marchés financiers (“AMF”) fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, we have accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.4 million) as a result of an appeal against the AMF. The adjustment related to reserve for legal matter was €2.0 million (approximately $2.2 million) during the three months ended June 30, 2017. We had no such expense during the three months ended June 30, 2016.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.3 million, or 60.0%, to $0.2 million for the three months end June 30, 2017, compared to $0.5 million for the three months ended June 30, 2016. The decrease was primarily attributable to the fact that certain Class B and East MIP Class B interests became fully vested, and as well as to the difference in forfeitures incurred in 2017 versus 2016.. We recognized $0.19 million of charges, net of forfeitures, related to share based compensation at IPO, and approximately $0.17 million in respect of the outstanding time vested Class B and East MIP Class B interests, and approximately $0.02 million amortization of capitalized costs attributable to employees incurred in development of software for internal use.

Financing Interest Expense on Long Term Borrowings.  Financing interest expense on senior secured credit facility increased $1.6 million, or 22.5%, to $8.7 million for the three months ended June 30, 2017, compared to $7.1 million for the three months ended June 30, 2016. This increase was due to the refinancing to the senior secured first lien term loan and offering of the senior secured second lien notes, as discussed in Note 8 to the notes of the condensed consolidated financial statements. The increase in financing interest expense was primarily attributable to the increase in long-term borrowings outstanding principal from $570.0 million as of March 31, 2017 to $1.681 billion as of June 30, 2017.

Provision for Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, the Company was a limited liability company treated as a partnership for U.S. federal income tax purposes; accordingly, most of our income was not subject to corporate tax, but instead our members were taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Provision for income taxes decreased $4.3 million, or 84.3%, to $0.8 million for the three months ended June 30, 2017, compared to $5.1 million for the three months ended June 30, 2016. The decrease in provision for income taxes was primarily attributable to the decrease in income before income taxes and noncontrolling interest.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total Revenues

Our total revenues decreased $74.6 million, or 20.3%, to $292.2 million for the six months ended June 30, 2017, compared to $366.8 million for the six months ended June 30, 2016. This decrease was primarily attributable to a decrease in trading income, net, of $77.1 million.

Trading Income, Net. Trading income, net, decreased $77.1 million, or 21.9%, to $275.7 million for the six months ended June 30, 2017, compared to $352.8 million for the six months ended June 30, 2016. The decrease was primarily attributable to the decreased market volume and volatility across major asset categories. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income increased $0.8 million, or 8.2%, to $10.5 million for the six months ended June 30, 2017, compared to $9.7 million for the six months ended June 30, 2016. This increase was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Technology Services. Technology services revenues include technology licensing fees and agency commission fees. Technology services revenues increased $1.6 million, or 37.2%, to $5.9 million for the six months ended June 30, 2017, compared to $4.3 million for the six months ended June 30, 2016. The increase was primarily attributable to the agency fee revenues arising from new customers we onboarded.

Other, net. Other, net  were incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $1.2 million and $(1.2) million, respectively, for the six months ended June 30, 2017. There were no such expenses for the six months ended June 30, 2016.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $66.2 million, or 30.2%, to $153.4 million for the six months ended June 30, 2017, compared to $219.6 million for the six months ended June 30, 2016. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income in the following categories: $16.1 million from Americas equities, $10.2 million from EMEA equities, $21.3 million from global commodities, $13.5 million from global currencies, $2.1 million from APAC equities, and $6.3 million from options, fixed income. These decreases were primarily attributable to less favorable conditions in the Americas Equities, Global Currencies, Global Commodities and EMEA Equities categories as a result of lower volume and volatility within the American equities, commodities, currencies and European equities markets during the six months ended June 30, 2017. Adjusted Net Trading Income per day decreased $0.5 million, or 30.3%, to $1.23 million for the six months ended June 30, 2017, compared to $1.8 million for the six months ended June 30, 2016. The number of trading days were 125 and 125 for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Our operating expenses decreased $0.6 million, or 0.2%, to $263.1 million for the six months ended June 30, 2017, compared to $263.7 million for the six months ended June 30, 2016. This decrease was primarily due to decreases in brokerage, exchange, and clearance fees of $9.6 million, employee compensation and payroll taxes of $4.7 million, interest and dividend expense of $0.4 million, depreciation and amortization expense of $1.9 million, charges related to share based compensation at IPO of $0.7 million, and accrual adjustment of $2.2 million in reserve for legal matter. These decreases in operating expenses were offset by an increase in communication and data processing of $1.5 million, debt issue cost related to debt of $4.5 million, transaction advisory fees and expenses of $8.4 million, operating and administrative expenses of $3.1 million, and financing interest expense on long term borrowings of $1.3 million. There was no change for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 for amortization of purchased intangible and acquired capitalized software.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, decreased $9.6 million, or 8.3%, to $105.7 million for the six months ended June 30, 2017, compared to $115.3 million for the six months ended June 30, 2016. This decrease was primarily attributable to the decreases in market volume and volatility traded in the Americas equities, EMEA equities, APAC equities, Global Commodities, and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $1.5 million, or 4.2%, to $37.2 for the six months ended June 30, 2017, compared to $35.7 million for the six months ended June 30, 2016. This increase was primarily due to commencement of new connectivity connections, and purchase of equipment upon expiration of various lease contracts, as well as increases in market data fees. The increase was partially offset by reductions in expenses due to discontinued connectivity connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes decreased $4.7 million, or 10.8%, to $38.7 million for the six months ended June 30, 2017, compared to $43.4 million for the six months ended June 30, 2016. The decrease in compensation levels was attributable to the decrease in incentive compensation accrual during the six months ended June 30, 2017. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion.

Interest and Dividends Expense. Interest and dividends expense decreased $0.4 million, or 1.4%, to $27.2 million for the six months ended June 30, 2017, compared to $27.6 million for the six months ended June 30, 2016. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $3.1 million, or 29.0%, to $13.8 million for the six months ended June 30, 2017, compared to $10.7 million for the six months ended June 30, 2016. The increase was attributable to a loss of $2.3 million in foreign currency revaluation due to a significant increase in the Euro exchange rate during the six months ended June 30, 2017.

Depreciation and Amortization. Depreciation and amortization decreased $1.9 million, or 12.3%, to $13.6 million for the six months ended June 30, 2017, compared to $15.5 million for the six months ended June 30, 2016. This decrease was primarily attributable to the decrease in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software did not change, from $0.1 million for the six months ended June 30, 2017, compared to $0.1 million for the six months ended June 30, 2016.

Debt Issue Costs Related to Debt Refinancing. Expense from debt issue costs related to debt refinancing was $4.5 million for the six months ended June 30, 2017. These costs reflect nonrecurring expense incurred as a result of refinancing of our senior secured first term loan and senior secured second lien notes in June 2017. We had no such expense during the six months ended June 30, 2016.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses increased $8.2 million, to $8.5 million for the six months ended June 30, 2017, compared to $0.2 million for the six months ended June 30, 2016. The increase reflects nonrecurring professional fees incurred in connection with the KCG Acquisition, with whom we entered into a definitive agreement on April 20, 2017; the Acquisition was completed on July 20, 2017.

Reserve for Legal Matter. In December 2015, the enforcement committee of the Autorité des marchés financiers (“AMF”) fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, we have accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.4 million) as a result of an appeal against the AMF. The adjustment related to the reserve for this legal matter was €2.0 million (approximately $2.2 million) during the six months ended June 30, 2017 and 2016. We had no such expense during the six months ended June 30, 2017 and 2016.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.7 million, or 63.6%, to $0.4 million for the six months end June 30, 2017, compared to the $1.1 million for the six months ended June 30, 2016. The decrease was primarily attributable to the fully vesting of certain Class B and East MIP Class B interests, and the difference in forfeitures incurred 2017 and 2016. We recognized $0.39 million of charges, net of forfeitures, related to share based compensation at IPO, and approximately $0.35 million in respect of the outstanding time vested Class B and East MIP Class B interests, and approximately $0.04 million amortization of capitalized costs attributable to employees incurred in development of software for internal use.

Financing Interest Expense on Long Term Borrowings. Financing interest expense on long-term borrowings increased $1.3 million, or 9.2%, to $15.5 million for the six months ended June 30, 2017, compared to $14.2 million for the six months ended June 30, 2016. This increase was due to the refinancing of the senior secured first lien term loan and the offering of the senior secured second lien notes, as discussed in Note 8 to the notes to the condensed consolidated financial statements. The increase in financing interest expense was primarily attributable to the increase in long-term borrowings outstanding principal from $565.0 million as of December 31, 2016 to $1,681.3 million as of June 30, 2017.

Provision for Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, the Company was limited liability company treated as a partnership for U.S. federal income tax purposes; accordingly, most of our income was not subject to corporate tax, but instead our members are taxed on their proportionate share of our net income.

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes decreased $8.9 million, or 71.2%, to $3.6 million for the six months ended June 30, 2017, compared to $12.5 million for the six months ended June 30, 2016. The increase in provision for income taxes was primarily attributable to the decrease in the income before income taxes and noncontrolling interest.

Liquidity and Capital Resources

General

As of June 30, 2017, we had $164.9 million in cash and cash equivalents, and $1,119 million in restricted cash. Cash and cash equivalents are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. Restricted cash is related to the Escrow Credit Agreement in connection with the financing of the Acquisition of KCG (see “Credit Facilities” and “Senior Secured Second Lien Notes” below for more details). As of June 30, 2017, we had borrowings under our short-term credit facilities of approximately $160.3 million, borrowings under broker dealer facilities of $13.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1681.1 million.  As of June 30, 2017, our regulatory capital requirements for domestic U.S. subsidiaries were $3.8 million, in aggregate.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 13 to the condensed consolidated financial statements included herein are expected to aggregate to approximately $238.6 million, ranging from approximately $0.4 million to $21.4 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment was originally due after the filing of our tax return for the year ended December 31, 2015, which was due March 15, 2016, but which was extended to September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. We made our first payment of $7.0 million in February 2017.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of June 30, 2017.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	$47,846	$1,000	$46,846
Virtu Financial Capital Markets LLC	10,600	2,821	7,779

Broker-Dealer Credit Facilities

We are a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker‑dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by our broker‑dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, we entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by our broker‑dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 2.16% at June 30, 2017 and 1.66% at December 31, 2016). The Uncommitted Facility has a 364‑day term. We are a party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of our broker‑dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Short-Term Credit Facilities

We maintain short-term credit facilities with various prime brokers and other financial institutions from which we receive execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by us in the ordinary course, and amounts borrowed are collateralized by our trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $493.0 million and $493.0 million, the outstanding principal was $160.3 million and $309.1 million, and borrowings bore interest at a weighted average interest rate of 3.54% and 3.12% per annum, as of June 30, 2017, and December 31, 2016, respectively.  Interest expense in relation to the facilities for the three months ended June 30, 2017 and 2016 was approximately $1.7 million and $1.4 million, respectively, and, for the six months ended June 30, 2017 and 2016, interest expense was approximately $3.4 million and $3.1 million, respectively.

SBI Bonds

VFH Parent LLC, Virtu Financial’s wholly owned subsidiary (“VFH”) issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd., in July 2016. The SBI Bonds were issued bearing interest at the rate per annum of 4.0% with the scheduled maturity on January 6, 2020.  The rate per annum was increased pursuant to the terms and conditions of the SBI Bonds to 5.0% as of October 27, 2016.  The aggregate principal balance was ¥3.5 billion (approximately $31.1 million) as of June 30, 2017.

Credit Facilities

On June 30, 2017, Virtu Financial and VFH entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing Credit Agreement.  The Fourth Amended and Restated Credit Agreement, provided for a $540.0 million first lien secured term loan, drawn in its entirety on June 30, 2017, and continued VFH’s existing $100.0 million first lien senior secured revolving credit facility.  Also on June 30, 2017, the Escrow Issuer entered into the Escrow Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provided for a $610.0 million term loan, the proceeds of which were deposited into escrow pending the closing of the Acquisition.  As of June 30, 2017, this $610.0 million term loan was recorded as restricted cash on the Company’s condensed consolidated financial statements.

Upon the closing of the Acquisition, the proceeds of the Escrow Term Loan were released to fund in part the Acquisition consideration, the obligations of the Escrow Issuer in respect of the Escrow Term Loan were automatically assumed by VFH Parent and the Escrow Term Loan was deemed to be outstanding under the Fourth Amended and Restated Credit Agreement and the Escrow Credit Agreement and related credit documents automatically terminated and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement,  In addition, the first lien senior secured revolving credit facility under the Fourth Amended and Restated Credit Agreement terminated.

Under the Fourth Amended and Restated Credit Agreement, the $1,150.0 million aggregate principal amount of first lien senior secured term loans,  including the Escrow Term Loan, will mature on December 30, 2021 and will require scheduled annual amortization payments on each of the first four anniversaries of the closing of the Acquisition in an amount equal to the sum of 7.5% of the original aggregate principal amount of the term loan issued under the Fourth Amended and Restated Credit Agreement and 7.5% of the aggregate principal amount of the Escrow Term Loan outstanding on the Closing Date.

All obligations under the Term Loan Facility are unconditionally guaranteed by Virtu Financial and the Company’s existing direct and indirect wholly-owned domestic restricted subsidiaries (including, KCG and its wholly-owned domestic restricted subsidiaries), subject to certain exceptions, including exceptions for our broker dealer subsidiaries and certain immaterial subsidiaries. The Term Loan Facility and related guarantees are secured by first-priority perfected liens, subject to certain exceptions, on substantially all of VFH’s and the guarantors’ existing and future assets, including substantially all material personal property and a pledge of the capital stock of VFH, the guarantors (other than Virtu Financial) and the direct domestic subsidiaries of VFH and the guarantors and 100% of the non-voting capital stock and up to 65.0% of the voting capital stock of foreign subsidiaries that are directly owned by VFH or any of the guarantors.

Amounts outstanding under the Fourth Amended and Restated Credit Agreement bear interest as follows:

•

in the case of the term loans, at VFH’s option, at either (a) the greatest of (i) the prime rate in effect, (ii) the NYFRB rate plus 0.50%, (iii) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00%, and (iv) 2.00% plus, in each case, 2.75% per annum; or (b) the greater of (i) an adjusted LIBOR rate for the interest period in effect and (ii) 1.00% plus, in each case, 3.75% per annum; and

•

in the case of revolving loans, at VFH’s option, at either (a) the greatest of (i) the prime rate in effect, (ii) the NYFRB rate plus 0.50%, (iii) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00%, and (iv) 1.00% plus, in each case, 2.00% per annum; or (b) the greater of (i) an adjusted LIBOR rate for the interest period in effect and (ii) zero plus, in each case, 3.00% per annum.

Under the Fourth Amended and Restated Credit Agreement, we must comply on a quarterly basis with:

•

a maximum total leverage ratio of 5.00 to 1.0 with a step-down to (i) 4.25 to 1.0 from and after the fiscal quarter ending March 31, 2019, (ii) 3.50 to 1.0 from and after the fiscal quarter ending March 31, 2020 and (iii) 3.25 to 1.0 from the fiscal quarter ending March 31, 2021 and thereafter; and

•	a minimum interest coverage ratio of 2.75 to 1.0, stepping up to 3.00 to 1.0 from and after the fiscal quarter ending March 31, 2019.

The Fourth Amended and Restated Credit Agreement contains certain customary affirmative covenants. The negative covenants in the Fourth Amended and Restated Credit Agreement include, among other things, limitations on our ability to do the following, subject to certain exceptions: (i) incur additional debt; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted junior payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell or otherwise dispose of assets, including equity interests in our subsidiaries; (vii) enter into certain transactions with our affiliates; (viii) enter into swaps, forwards and similar agreements; (ix) enter into sale-leaseback transactions; (x) restrict liens and subsidiary dividends; (xi) change our fiscal year; and (xii) modify the terms of certain debt agreements.

The Fourth Amended and Restated Credit Agreement contains certain customary events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Fourth Amended and Restated Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Fourth Amended and Restated Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Fourth Amended and Restated Credit Agreement.

A portion of certain financing costs incurred in connection with the original credit facility that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, were accelerated at the closing of the refinancing.

Senior Secured Second Lien Notes

On June 16, 2017, the Escrow Issuer and the Co-Issuer completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022. The Notes were issued under an Indenture, as of June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as the trustee and collateral agent. The Notes mature on June 15, 2022. Interest on the Notes accrues at 6.750% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2017.

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantee the Fourth Amended and Restated Credit Agreement, including KCG and certain of its subsidiaries and the Escrow Issuer. We refer to VFH and the Co-Issuer together as, the “Issuers.”

The Notes and the related guarantees are secured by second-priority perfected liens on substantially all of the Issuers’ and guarantors’ existing and future assets, subject to certain exceptions, including all material personal property, a pledge of the capital stock of the Issuers, the guarantors (other than Virtu Financial) and the direct subsidiaries of the Issuers and the guarantors and up to 65.0% of the voting capital stock of any now-owned or later-acquired foreign subsidiaries that are directly owned by the Issuers or any of the guarantors, which assets will also secure obligations under the Fourth Amended and Restated Credit Agreement on a first-priority basis.

The Indenture imposes certain limitations on our ability to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the Notes and make other “restricted payments”; (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Virtu Financial’s subsidiaries. The Indenture also contains customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events.

Prior to June 15, 2019, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the date of redemption, plus an applicable “make whole” premium (calculated based upon the yield of certain U.S. treasury securities plus 0.50%).

Prior to June 15, 2019, we may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 106.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of redemption with the net cash proceeds from certain equity offerings.

On or after June 15, 2019, we may redeem some or all of the Notes, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Period	Percentage
2019	103.375%
2020	101.688%
2021 and thereafter	100.000%

Upon the occurrence of specified change of control events as defined in the indenture governing the Notes, we must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$82,393	$85,457
Investing activities	(15,874)	(9,793)
Financing activities	1,030,723	(90,808)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,637	1,264
Net increase in cash, cash equivalents, and restricted cash	$1,102,879	$(13,880)

Operating Activities

Net cash provided by operating activities was $82.4 million for the six months ended June 30, 2017, compared to $85.5 million for the six months ended June 30, 2016. The slight increase of $3.1 million in net cash provided by operating activities was mainly attributable to $65.2 million decrease in net income due to decreases in volume and volatility, which was offset by $65.9 million increase in trading accounts.

Investing Activities

Net cash used in investing activities was $15.9 million for the six months ended June 30, 2017, compared to $9.8 million for the six months ended June 30, 2016.  The increase of $6.1 million was primarily attributable to the $5.7 million acquisition of select strategic telecommunications assets from Teza Technologies.

Financing Activities

Net cash provided in financing activities was $1,030.7 million for the six months ended June 30, 2017 and $90.8 million for the six months ended June 30, 2016. The increase of $1,121.5 million was primarily attributable to refinancing of our long-term borrowings, which provided an increase in total proceeds of $1,115.0 million, which was recorded as restricted cash, as part of the Escrow Credit Agreement.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations, or in cash flows for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our 2015 Management Incentive Plan (the “2015 Management Incentive Plan”) were in the form of stock options, Class A common stock and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A common stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

We recognize the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes, as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2016, the primary valuation method used to estimate the fair value of the reporting unit was the market capitalization approach based on the market price of our Class A common stock, which the management believes to be an appropriate indicator of its fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in the ordinary course of business. The risks primarily relate to changes in the value of financial instruments due to factors such as market prices, interest rates, and currency rates.

Our market making activities are not dependent on the direction of any particular market and are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our strategies involve continuously quoting two-sided markets in various financial instruments with the intention of profiting by capturing the spread between the bid and offer price. If another market participant executes against the strategy’s bid or offer by crossing the spread, the strategy will instantaneously attempt to lock in a return by either exiting the position or hedging in one or more different correlated instruments that represent economically equivalent value to the primary instrument. Such primary or hedging instruments include but are not limited to securities and derivatives such as: common shares, exchange traded products, American Depositary Receipts (“ADRs”), options, bonds, futures, spot currencies and commodities. Substantially all of the financial instruments we trade are liquid and can be liquidated within a short time frame at low costs.

We use various proprietary risk management tools in managing our market risk on a continuous basis (including intraday). In order to minimize the likelihood of unintended activities by our market making strategies, if our risk management system detects a trading strategy generating revenues outside of our preset limits, it will freeze, or “lockdown”, that strategy and alert risk management personnel and management.

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (ASC) 815 Derivatives and Hedging. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying condensed statements of comprehensive income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Litigation” section in Note 12 “Commitments, Contingencies and Guarantees” to the Company’s Condensed Consolidated Financial Statements included in Part I “Financial Information” herein.

ITEM 1A. RISK FACTORS

We are updating our risk factors to include the additional risk factors presented below. The additional risk factors presented below and the other information set forth in this quarterly report on Form 10-Q should be read in conjunction with the other risk factors set forth in our Annual Report for the year ended December 31, 2016 on Form 10-K, in each case which should be carefully considered. The risks and uncertainties presented in this quarterly report on Form 10-Q and in our Annual Report for the year ended December 31, 2016 on Form 10-K (collectively, the “Risk Factors”) are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also materially and adversely affect our business, financial condition and/or operating results. Please see page 38 of this quarterly report on Form 10-Q for a discussion of the forward-looking statements that are qualified by the Risk Factors. If any of the events or circumstances described in the Risk Factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to the Business

KCG’s market making business is concentrated in U.S. equities; accordingly, our operating results may be negatively impacted by changes that affect the U.S. equity markets.

Approximately 85% of KCG’s market making revenues for 2016 were derived from its market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, KCG may experience a material adverse effect on its or, after the consummation of the Acquisition, our business, financial condition and operating results.

We could lose significant sources of revenues if we lose any of KCG’s larger clients.

At times, a limited number of clients could account for a significant portion of KCG’s order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, its trade execution services to remain concentrated within a limited number of clients. The loss of one or more larger clients could have an adverse effect on our revenues and profitability in the future. None of these clients is currently contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or will have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these significant clients or that such clients will maintain or increase their demand for our trade execution services. Further, the continued integration of legacy systems and the development of new systems could result in disruptions to our ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, or to solicit new customers. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and results of operations.

We will incur risks in connection with migration of KCG’s data center.

We are planning to migrate KCG’s Jersey City data center operations to other commercial data centers and colocations by the end of April 2018 and there are a number of risks involved that could have a potential negative impact on our operations. These risks include, but are not limited to, missing project timelines (which could have the potential for disruption of market making or trading services or other operations), risks related to changes to technology, and unexpected costs associated with the migration. The diversion of business, technology and management attention from other business concerns and a multitude of external factors also pose a risk. While we employ a significant amount of internal and external resources to mitigate these and other risks associated with the migration, they could have an adverse impact on our business, financial condition or results of operations.

Certain additional payments to be made to us in connection with the sale of by KCG of KCG Hotspot are uncertain.

The sale of KCG Hotspot, KCG’s institutional spot foreign exchange electronic communications network, in

2015 was structured as a taxable asset sale and BATS Global Markets, Inc. (“Bats”), the purchaser, and KCG have agreed to share certain related tax benefits that potentially accrue to Bats after the closing of the transaction. KCG will share in 70% of the actual tax benefits to Bats for the first three years after the closing and 50% of the actual tax benefits thereafter (the “Annual Tax Benefits”). However, KCG has a one-time option exercisable within 30 days of the third anniversary of the closing of the transaction to terminate the continued tax sharing arrangement in exchange for a one-time payment of $50 million, which Bats has the right to exercise after KCG’s option expires.

On September 26, 2016, Bats entered into an agreement and plan of merger with CBOE Holdings, Inc. (“CBOE”) and certain newly formed subsidiaries thereof, pursuant to which Bats merged into a subsidiary of CBOE, with such subsidiary surviving the merger (the “Bats Merger”). The receipt of the Annual Tax Benefits by KCG is subject to CBOE having sufficient net income to receive the tax benefits. The net income of CBOE could decrease due to numerous factors, which are outside of the control of KCG. In addition, any decrease in the corporate tax rates applicable to CBOE could reduce the size or certainty of the Annual Tax Benefits (but will not have an impact on the $50 million one-time payment described above).

We have substantial amount of indebtedness, which could negatively impact our business and financial condition, and our debt agreements contain restrictions that will limit our flexibility in operating our business.

After the Acquisition of KCG, we are a highly leveraged company. As of June 30, 2017, we have approximately $1,681.1 million principal amount of outstanding long-term indebtedness. Additionally, we are party to (i) the $125.0 Uncommitted Facility under which we had $22.0 million of borrowings outstanding at June 30, 2017 and (ii) the $75.0 million Committed Facility under which we had no borrowings outstanding at June 30, 2017. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $493.0 million under which we had $160.3 million in borrowings outstanding at June 30, 2017.

The Fourth Amended and Restated Credit Agreement, the indenture governing the Notes and any other existing or future indebtedness of ours contain a number of covenants that impose significant operating and financial restrictions on us, including restrictions on the Issuers’ and its restricted subsidiaries ability to, among other things:

•	incur additional debt, guarantee indebtedness or issue certain preferred equity interests;
•	pay dividends on or make distributions in respect of, or repurchase or redeem, our equity interests or make other restricted payments;
•	prepay, redeem or repurchase certain debt;
•	make loans or certain investments;
•	sell certain assets;
•	create liens on certain assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with our affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to successfully execute our strategy, engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants under the Term Credit Agreement or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such default, the lenders thereunder, among other things:

•	will not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable and terminate all commitments to extend further credit;
•	could require us to apply all of our available cash to repay these borrowings; or
•	could effectively prevent us from making debt service payments on the Notes;

any of which could result in an event of default under the Notes.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Term Loan Facility could proceed against the collateral granted to them to secure that indebtedness. We pledge substantially all of our assets as collateral under the Term Loan Facility. If any of our outstanding indebtedness under the Term Loan Facility or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant part of our outstanding indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks associated with our substantial indebtedness.

We may be unable to remain in compliance with the financial maintenance and other covenants contained in the

Term Credit Agreement and our obligation to comply with these covenants may adversely affect our ability to operate our business.

The covenants in the Term Credit Agreement may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Term Credit Agreement requires us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our Term Credit Agreement also restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates.

A failure to comply with the restrictions contained in our Term Credit Agreement could lead to an event of default, which could result in an acceleration of our indebtedness. If we default on our indebtedness, our business, financial condition and results of operation could suffer a material adverse effect.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Term Loan Facility, the Uncommitted Facility and the Committed Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

An increase in market interest rates would increase our interest costs on existing and future debt.

If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations. This increased cost could make future financing by us more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

Risks Related to the Acquisition of KCG

Significant costs and significant indebtedness were incurred in connection with the consummation of the Acquisition of KCG, and the integration of KCG into our business, including legal, accounting, financial advisory and other costs.

We expect to incur significant costs in connection with integrating the operations, products and personnel of KCG into our business.  These costs may include:

•	employee retention, redeployment, relocation or severance;
•	integration of information systems;
•	combination of corporate and administrative functions; and
•	potential or pending litigation or other proceedings related to the KCG Acquisition.

The costs related to the Acquisition of KCG could be higher than currently estimated, depending on how difficult it will be to integrate our business with that of KCG, and the expected cost reductions and synergies may not be achieved.

In addition, we expect to incur a number of non-recurring costs associated with combining the operations of KCG with ours, which cannot be estimated accurately at this time.  While we expected to and incurred a significant amount of transaction fees and other costs related to the consummation of the Acquisition of KCG, additional unanticipated costs may yet be incurred.  Any expected elimination of duplicative costs, as well as the expected realization of other cost reductions, efficiencies and synergies related to the integration of our operations with those of KCG, that may offset incremental transaction and transaction-related costs over time, may not be achieved as projected, or at all.

In addition, we incurred $1,650.0 million of new indebtedness in connection with the Acquisition of KCG.  The debt we have incurred in connection with the Acquisition of KCG may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.  Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

Integrating KCG’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating the two businesses.

The Acquisition of KCG involves the integration of two companies that have previously operated independently.  The success of the Acquisition of KCG and their anticipated financial and operational benefits, including increased revenues, synergies and cost reductions, will depend in part on our ability to successfully combine and integrate KCG’s business into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost reductions or other benefits.  These benefits may not be achieved within the anticipated time frame, or at all.

Successful integration of KCG’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, prospects, results of operations, financial condition and/or cash flows.

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

We may not realize the anticipated synergies, net cost reductions and growth opportunities from the Acquisition of KCG.

The benefits that we expect to achieve as a result of the Acquisition of KCG will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies.  Our success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of our historical business and operations and the historical business and operations of KCG.  Even if we are able to integrate the businesses and operations of the Company and KCG successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, we may be unable to eliminate duplicative costs.  Moreover, we may incur substantial expenses in connection with the integration of our business and KCG’s business.  While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates.  Accordingly, the benefits from the Acquisition of KCG may be offset by costs or delays incurred in integrating the businesses.  We projected net cost reductions and synergies are based on a number of assumptions relating to our business and KCG’s business.  Those assumptions may be inaccurate, and, as a result, our projected net cost reductions and synergies may be inaccurate, and our business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

The Company will be subject to business uncertainties that could materially and adversely affect our business.

Uncertainty about the effect of the Acquisition of KCG on employees, customers and suppliers may have both a material and adverse effect on the Company.  These uncertainties may impair the Companies’ ability to attract, retain and motivate key personnel, and could cause customers, suppliers and others who deal with the Company to seek to end, suspend or change existing business relationships.  If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us, or if customers, suppliers or others seek to end, suspend or change their dealings with us as a result of the Acquisition of KCG, our business could be materially and adversely impacted.

In connection with the Acquisition of KCG, we have assumed potential liabilities relating to KCG’s business.

In connection with the Acquisition of KCG, we have assumed potential liabilities relating to KCG’s business.  For example, KCG is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, the Financial Industry Regulatory Authority, Inc. and the FCA. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the exchange agreement (the "Exchange Agreement") entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”), Virtu Financial Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) may be exchanged at any time for shares of our Class A common stock or Class B common stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Pursuant to the Exchange Agreement, on May 19, 2017, certain current and former employees elected to exchange 307,544 Virtu Financial Units (along with the corresponding shares of our Class C common stock) held on their behalf on a one-for-one basis for shares of our Class A common stock. The shares of our Class A common stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37352), filed on April 21, 2017).

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

4.1*	Indenture, dated as of June 16, 2017, by and among Orchestra Borrower LLC, Orchestra Co-Issuer, Inc. and U.S. Bank National Association.
4.2*	Supplemental Indenture, dated as of June 20, 2017, by and among Orchestra Borrower LLC, Orchestra Co-Issuer, Inc., the guarantors party thereto and U.S. Bank National Association.
10.1

Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37352), filed on April 21, 2017).

10.2

Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.3

Amended and Restated Registration Rights Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd., North Island Holdings I, LP and the additional holders named therein. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.4

Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37352), filed on June 2, 2017).

10.5*	Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.6

Temasek Investment Agreement, dated April 20, 2017, by and between Virtu Financial, Inc. and Aranda Investments Pte. Ltd. (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.7

NIH Investment Agreement, dated April 20, 2017 by and between Virtu Financial, Inc. and North Island Holdings I, LP. (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.8*	Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP.
10.9*	Escrow Credit Agreement, dated as of June 30, 2017, by and between Orchestra Borrower LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
10.10*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2015, by and between Virtu Financial, Inc. and Venu Palaparthi

10.11*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Venu Palaparthi

10.12*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2015, by and between Virtu Financial, Inc. and Joseph Molluso

Exhibit Number	Description
10.13*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Joseph Molluso

31.1*

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Virtu Financial, Inc.

DATE:	August 9, 2017	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 9, 2017	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37352), filed on April 21, 2017).

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

4.1*	Indenture, dated as of June 16, 2017, by and among Orchestra Borrower LLC, Orchestra Co-Issuer, Inc. and U.S. Bank National Association.
4.2*	Supplemental Indenture, dated as of June 20, 2017, by and among Orchestra Borrower LLC, Orchestra Co-Issuer, Inc., the guarantors party thereto and U.S. Bank National Association.
10.1

Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37352), filed on April 21, 2017).

10.2

Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.3

Amended and Restated Registration Rights Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd., North Island Holdings I, LP and the additional holders named therein. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.4

Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37352), filed on June 2, 2017).

10.5*	Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.
10.6

Temasek Investment Agreement, dated April 20, 2017, by and between Virtu Financial, Inc. and Aranda Investments Pte. Ltd. (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.7

NIH Investment Agreement, dated April 20, 2017 by and between Virtu Financial, Inc. and North Island Holdings I, LP. (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.8*	Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP.
10.9*	Escrow Credit Agreement, dated as of June 30, 2017, by and between Orchestra Borrower LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
10.10*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2015, by and between Virtu Financial, Inc. and Venu Palaparthi

10.11*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Venu Palaparthi

10.12*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2015, by and between Virtu Financial, Inc. and Joseph Molluso

Exhibit Number	Description
10.13*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Joseph Molluso

31.1*

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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