Form 10-Q
period 2017-09-30
Virtu Financial, Inc.
filed 2017-11-09
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Class of Stock	Shares Outstanding as of November 9th, 2017
Class A common stock, par value $0.00001 per share	89,256,963
Class C common stock, par value $0.00001 per share	18,344,223
Class D common stock, par value $0.00001 per share	79,610,490

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2017

PART I - FINANCIAL INFORMATION

Condensed Consolidated Financial Statements (Unaudited)

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
	September 30,	December 31,
(in thousands, except share and interest data)	2017	2016

Assets
Cash and cash equivalents	$557,990	$181,415
Cash and securities segregated under federal and other regulations	3,000	—
Securities borrowed	1,525,403	220,005
Securities purchased under agreements to resell	8,249	—
Receivables from broker dealers and clearing organizations	980,518	448,728
Trading assets, at fair value:
Financial instruments owned	2,203,248	1,683,999
Financial instruments owned and pledged	699,152	143,883
Property, equipment and capitalized software (net of accumulated depreciation of $118,671 and $113,184 as of September 30, 2017 and December 31, 2016, respectively)	144,686	29,660
Goodwill	859,598	715,379
Intangibles (net of accumulated amortization)	152,748	992
Deferred tax assets	224,804	193,859
Other assets ($98,837 and $36,480, at fair value, as of September 30, 2017 and December 31, 2016, respectively)	379,949	74,470
Total assets	$7,739,345	$3,692,390

Liabilities and equity
Liabilities
Short term borrowings	$15,000	$25,000
Securities loaned	582,915	222,203
Securities sold under agreements to repurchase	620,887	—
Payables to broker dealers and clearing organizations	839,067	695,978
Payables to customers	25,550	—
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,535,891	1,349,155
Tax receivable agreement obligations	232,552	231,404
Accounts payable and accrued expenses and other liabilities	287,327	69,281
Long-term borrowings	1,434,629	564,957
Total liabilities	$6,573,818	$3,157,978

Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 89,718,355 and 40,436,580 shares, Outstanding — 89,256,963 and 39,983,514 shares at September 30, 2017 and December 31, 2016, respectively	1	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2017 and December 31, 2016, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 18,344,223 and 19,810,707 shares, Outstanding — 18,344,223 and 19,810,707, at September 30, 2017 and December 31, 2016, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at September 30, 2017 and December 31, 2016, respectively	1	1
Treasury stock, at cost, 461,392 and 453,066 shares at September 30, 2017 and December 31, 2016, respectively	(8,505)	(8,358)
Additional paid-in capital	900,586	155,536
Accumulated deficit	(51,304)	(1,254)
Accumulated other comprehensive income (loss)	2,596	(252)
Total stockholders' equity	$843,375	$145,673
Noncontrolling interest	322,152	388,739
Total equity	$1,165,527	$534,412

Total liabilities and equity	$7,739,345	$3,692,390

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenues:
Trading income, net	$203,907	$156,706	$479,644	$509,542
Interest and dividends income	20,430	5,271	30,933	14,961
Commissions, net and technology services	43,351	2,931	49,237	7,224
Other, net	3,598	(102)	3,647	(102)
Total revenue	271,286	164,806	563,461	531,625

Operating Expenses:
Brokerage, exchange and clearance fees, net	64,584	52,118	170,253	167,416
Communication and data processing	45,998	17,903	83,190	53,578
Employee compensation and payroll taxes	72,341	20,816	111,053	64,182
Payments for order flow	12,071	—	12,071	—
Interest and dividends expense	31,242	15,615	58,456	43,249
Operations and administrative	24,183	5,543	38,107	16,198
Depreciation and amortization	15,602	7,158	29,157	22,685
Amortization of purchased intangibles and acquired capitalized software	6,440	53	6,546	159
Debt issue cost related to debt refinancing	4,869	—	9,351	—
Transaction advisory fees and expenses	15,677	—	24,188	155
Reserve for legal matter	—	—	(2,176)	—
Charges related to share based compensation at IPO	181	333	545	1,444
Financing interest expense on long-term borrowings	24,593	7,393	40,141	21,569
Total operating expenses	317,781	126,932	580,882	390,635
Income (loss) before income taxes and noncontrolling interest	(46,495)	37,874	(17,421)	140,990
Provision for (benefit from) income taxes	(6,505)	4,851	(2,918)	17,325
Net income (loss)	(39,990)	33,023	(14,503)	123,665
Noncontrolling interest	26,472	(25,997)	6,466	(97,913)
Net income (loss) available for common stockholders	$(13,518)	$7,026	$(8,037)	$25,752

Earnings (loss) per share
Basic	$(0.17)	0.18	$(0.17)	0.66
Diluted	$(0.17)	0.18	$(0.17)	0.66

Weighted average common shares outstanding
Basic	79,199,142	38,351,465	53,520,346	38,264,139
Diluted	79,199,142	38,351,465	53,520,346	38,264,139

Net income (loss)	$(39,990)	$33,023	$(14,503)	$123,665
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	2,558	519	8,300	1,783
Comprehensive income (loss)	(37,432)	33,542	(6,203)	125,448
Less: Comprehensive income (loss) attributable to noncontrolling interest	25,122	(26,370)	1,014	(99,195)
Comprehensive income (loss) attributable to common stockholders	$(12,310)	$7,172	$(5,189)	$26,253

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

for the Year Ended December 31, 2016 and Nine Months Ended September 30, 2017

(Unaudited)

									Additional	Retained	Accumulated
	Class A		Class C		Class D				Paid-in	Earnings	Other	Total	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2015	38,379,858	$—	20,976,598	$—	79,610,490	$1	(169,649)	$(3,819)	$130,902	$3,525	$99	$130,708	$427,162	$557,870
Share based compensation	953,054	—	(58,070)	—	—	—	—	—	24,893	—	—	24,893	—	24,893
Repurchase of Class C common stock	—	—	(4,153)	—	—	—	—	—	(98)	—	—	(98)	—	(98)
Treasury stock purchases	—	—	—	—	—	—	(283,417)	(4,539)	—	—	—	(4,539)	—	(4,539)
Net income	—	—	—	—	—	—	—	—	—	32,980	—	32,980	125,360	158,340
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(351)	(351)	(814)	(1,165)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(162,969)	(162,969)
Dividends	—	—	—	—	—	—	—	—	—	(37,759)	—	(37,759)	—	(37,759)
Issuance of common stock in connection with secondary offering, net of offering costs	1,103,668	—	—	—	—	—	—	—	16,677	—	—	16,677	—	16,677
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	—	(1,103,668)	—	—	—	—	—	(17,383)	—	—	(17,383)	—	(17,383)
Issuance of tax receivable agreements in connection with secondary offering	—	—	—	—	—	—	—	—	545	—	—	545	—	545
Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	58,536	—	(34,019)	—	—	—	—	—	12,314	—	—	12,314	—	12,314
Repurchase of Class C common stock	—	—	(286,150)	—	—	—	—	—	(4,592)	—	—	(4,592)	—	(4,592)
Treasury stock purchases	—	—	—	—	—	—	(8,326)	(147)	—	—	—	(147)	—	(147)
Net income (loss)	—	—	—	—	—	—	—	—	—	(8,037)	—	(8,037)	(6,466)	(14,503)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,848	2,848	5,452	8,300
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(65,573)	(65,573)
Dividends	—	—	—	—	—	—	—	—	—	(42,013)	—	(42,013)	—	(42,013)
Issuance of Class A common stock	48,076,924	1	—	—	—	—	—	—	735,973	—	—	735,974	—	735,974
Issuance of common stock in connection with employee exchanges	1,146,315	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,146,315)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,355	—	—	1,355	—	1,355
Balance at September 30, 2017	89,718,355	1	18,344,223	—	79,610,490	1	(461,392)	(8,505)	900,586	(51,304)	2,596	843,375	322,152	1,165,527

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net Income (loss)	$(14,503)	$123,665

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,157	22,685
Amortization of purchased intangibles and acquired capitalized software	6,546	159
Debt issue cost related to debt refinancing	9,351	—
Amortization of debt issuance costs and deferred financing fees	3,470	1,396
Share based compensation	10,924	9,440
Reserve for legal matter	(2,176)	—
Equipment writeoff	1,335	428
Deferred taxes	1,489	9,345
Other	(444)	(1,267)
Changes in operating assets and liabilities:
Securities borrowed	101,046	58,484
Securities purchased under agreements to resell	8,645	14,981
Receivables from broker dealers and clearing organizations	21,241	(36,756)
Trading assets, at fair value	1,020,821	(142,754)
Other Assets	26,248	1,705
Securities loaned	194,523	(42,656)
Securities sold under agreements to repurchase	(220,719)	—
Payables to broker dealers and clearing organizations	(393,564)	(181,348)
Payables to customers	7,967	—
Trading liabilities, at fair value	(569,911)	339,469
Accounts payable and accrued expenses and other liabilities	(25,675)	10,166
Net cash provided by operating activities	215,771	187,142

Cash flows from investing activities
Development of capitalized software	(7,929)	(6,044)
Acquisition of property and equipment	(13,932)	(8,933)
Investment in SBI Japannext	—	(38,754)
Acquisition of KCG Holdings, net of cash acquired, described in Note 3	(799,303)	—
Acquisition of Teza Technologies	(5,594)	—
Proceeds from sale of DMM business	300	—
Net cash used in investing activities	(826,458)	(53,731)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(65,573)	(123,867)
Dividends	(42,013)	(28,117)
Purchase of treasury stock	(147)	—
Short-term borrowings, net	(10,000)	(27,400)
Payments on repurchase of non-voting common interest	(6,092)	(1,500)
Proceeds from long-term borrowings	1,115,036	33,078
Repayment of senior secured credit facility	(206,473)	(3,825)
Repayment of KCG Notes	(480,987)	—
Tax receivable agreement obligations	(7,045)	—
Debt issuance costs	(52,528)	(93)
Issuance of common stock, net of offering costs	735,973	16,677
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connection with secondary offering	—	(17,383)
Net cash provided by (used in) financing activities	980,151	(152,430)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,300	1,783

Increase (decrease) in cash, cash equivalents, and restricted cash	377,764	(17,236)
Cash, cash equivalents, and Seg cash, beginning of period	181,415	163,235
Cash, cash equivalents, and Seg cash, end of period	$559,179	$145,999

Supplementary disclosure of cash flow information
Cash paid for interest	$59,524	$43,827
Cash paid for taxes	$5,744	$15,008

Non-cash investing activities
Share based compensation to developers relating to capitalized software	$1,448	$5,187
See Note 3 for a description of non-cash investing activities relating to the acquisition of KCG

See accompanying notes to the unaudited condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI”, or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. As of September 30, 2017, VFI owned approximately 48.0% of the membership interests of Virtu Financial. The Company is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. The Company has broad diversification, in combination with our proprietary technology platform and low-cost structure, which enables the Company to facilitate risk transfer between global capital markets participants by supplying competitive liquidity and execution services while at the same time earning attractive margins and returns.

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

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition (the “Acquisition”) of KCG Holdings, Inc. (“KCG”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG,  Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company. The transaction will extend Virtu’s scaled operating model to KCG’s wholesale market making businesses and broaden the distribution of Virtu’s technology and execution services to KCG’s extensive institutional client base. The Company expects to migrate trading of the combined company onto a single, proven technology, risk management, and analytics platform. See Note 3 “Merger of Virtu Financial, Inc.and KCG Holdings Inc.” for further details.

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”) and Virtu Americas LLC (“VAL”), which are self-clearing U.S. broker-dealers, Virtu Financial Capital Markets LLC (“VFCM”), a U.S. broker-dealer, which self-clears its proprietary transactions and introduces the accounts of its affiliates and non-affiliated broker-dealers on an agency basis to other clearing firms that clear and settle transactions in those accounts; Virtu Financial Global Markets LLC (“VFGM”), a U.S. trading entity focused on futures and currencies; and Virtu Financial Ireland Limited (“VFIL”), formed in Ireland, Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia, and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore, each of which are trading entities focused on asset classes in their respective geographic regions. Following the Acquisition, Virtu Financial’s principal subsidiaries also include VAL.

In September 2017, the Company completed the sale of its designated market maker (“DMM”) on the NYSE American. The results of the NYSE American DMM business are included in the Market Making segment, up through the date of its sale. On October 24, 2017, the Company announced it has entered into a definitive agreement to sell its fixed income trading venue, BondPoint, to Intercontinental Exchange.  See Note 19 "Subsequent Events" for further details.

Prior to the Acquisition, the Company was managed and operated as one business, and, accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate.  See Note 17 for a further discussion of the Company’s segments.

Market Making

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment directly to clients as well as in a supplemental capacity on exchanges, electronic communications networks (“ECNs”) and alternative trading systems (“ATSs”). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").

Execution Services

The Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services.

Corporate

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Basis of Consolidation and Form of Presentation

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

As discussed in Note 3 “Merger of Virtu Financial, Inc.and KCG Holdings Inc.”, the Company is accounting for the acquisition of KCG under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the Acquisition reflect KCG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the three and nine months ended September 30, 2017 comprise the results of the Company for the entire applicable period and the results of KCG from Closing Date through September 30, 2017. All periods prior to the Closing Date comprise solely the results of the Company.

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

Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing the net income (loss) available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under the Company’s share based compensation plans.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value. The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits.

Cash and securities segregated under federal and other regulations

Effective upon the acquisition of KCG, the Company maintains custody of customer funds and is obligated by rules and regulations mandated by the SEC to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and securities segregated under federal and other regulations approximate fair value. These assets would be categorized as Level 1 in the fair value hierarchy if they were required to be recorded at fair value.

Securities Borrowed and Securities Loaned

The Company conducts securities borrowing and lending activities with external counterparties. In connection with these transactions, the Company receives or posts collateral. These transactions are collateralized by cash or securities. In accordance with substantially all of its stock borrow agreements, the Company is permitted to sell or repledge the securities received. Securities borrowed or loaned are recorded based on the amount of cash collateral advanced or received. The initial cash collateral advanced or received generally approximates or is greater than 102% of the fair value of the underlying securities borrowed or loaned. The Company monitors the fair value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Receivables and payables with the same counterparty are not offset in the condensed consolidated statements of financial condition. Interest received or paid by the Company for these transactions is recorded gross on an accrual basis under interest and dividends income or interest and dividends expense in the condensed consolidated statements of comprehensive income (loss).

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

In a repurchase agreement, securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. It is the Company’s policy that its custodian takes possession of the underlying collateral securities with a fair value approximately equal to the principal amount of the repurchase transaction, including accrued interest. For reverse repurchase agreements, the Company typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty. The Company has also entered into bilateral and tri-party term and overnight repurchase and other collateralized financing agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate. Interest received or paid by the Company for these transactions is recorded gross on an accrual basis under interest and dividends income or interest and dividends expense in the condensed consolidated statements of comprehensive income (loss).

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At September 30, 2017 and December 31, 2016, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivables from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Financial Instruments Owned Including Those Pledged as Collateral and Financial Instruments Sold, Not Yet Purchased

Financial instruments owned and Financial instruments sold, not yet purchased relate to market making and trading activities, and include listed and other equity securities, listed equity options and fixed income securities. The Company records financial instruments owned, including those pledged as collateral, and financial instruments sold, not yet purchased at fair value. Gains and losses arising from financial instrument transactions are recorded net on a trade-date basis in trading income, net, in the condensed consolidated statements of comprehensive income (loss).

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

Fair Value Option

The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are recorded in other, net in the condensed consolidated statements of comprehensive income (loss). The decision to elect the fair value option is determined on an instrument by instrument basis must be applied to an entire instrument and is irrevocable once elected.

Derivative Instruments

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, which are carried at fair value, include futures, forward contracts, and options. Unrealized gains or losses on these derivative instruments are recognized currently within trading income, net in the condensed consolidated statement of comprehensive income (loss). Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies, which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met.

Property, Equipment and Occupancy

Property and equipment are carried at cost, less accumulated depreciation, except for the assets acquired in connection with the acquisitions of MTH and KCG, which were recorded at fair value on the respective dates of the acquisitions. Depreciation is provided using the straight-line method over estimated useful lives of the underlying assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that appreciably extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Furniture, fixtures, and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the life of the improvement or the term of the lease.

The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.

Lease Loss Accrual

The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of projected sub-lease income upon the date the Company ceases to use the excess real estate, which is recorded under operating and administrative in the condensed consolidated statements of comprehensive income (loss). Such accrual is adjusted to the extent the actual terms of sub-leased property differ from the previous assumptions used in the calculation of the accrual.

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

Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software in the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 3 years, which represents the estimated useful lives of the underlying software.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2017, the primary valuation method used to estimate the fair value of the Company’s reporting unit was the market capitalization approach based on the market price of its Class A common stock, which the Company’s management believes to be an appropriate indicator of its fair value.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and if impaired, they are written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange memberships acquired in connection with the Acquisition were recorded at their fair value on the date of acquisition. Exchange stock includes shares that entitle the Company to certain trading privileges. Exchange Stock is marked to market with the corresponding gain or loss recorded under operating and administrative in the condensed consolidated statements of comprehensive income (loss). The Company’s exchange memberships and stock are included in other assets in the condensed consolidated statements of financial condition.

Trading Income, net

Trading income is comprised of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased are recorded on the trade date and reported on a net basis in the condensed consolidated statements of comprehensive income (loss).

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and technology services in the condensed consolidated statements of comprehensive income (loss).

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

Soft Dollar Expense

Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within commissions and technology services in the condensed consolidated statements of comprehensive income (loss).

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

Brokerage, Exchange and Clearance Fees, Net

Brokerage, exchange and clearance fees, net, comprise the costs of executing and clearing trades and are recorded on a trade date basis. Rebates consist of volume discounts, credits or payments received from exchanges or other market places related to the placement and/or removal of liquidity from the order flow in the marketplace. Rebates are recorded on an accrual basis and included net within brokerage, exchange and clearance fees in the accompanying condensed consolidated statements of comprehensive income (loss).

Payments for Order Flow

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company. Payments for order flow are recorded on a trade-date basis in the condensed consolidated statements of comprehensive income (loss).

Payable to customers

Payable to customers arises primarily from securities transactions and includes amounts due on receive versus payment (“RVP”) or deliver versus payment (“DVP”) transactions. Due to their short-term nature, such amounts approximate fair value.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. The Company’s estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The Company had $8.0 million of unrecognized tax benefits as of September 30, 2017 from the KCG acquisition. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2016.

As a result of the acquisition of KCG, the Company acquired a deferred tax asset of $31.5 million relating to non-U.S. net operating losses.  A full valuation allowance was also recorded against this deferred tax asset at September 30, 2017 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against deferred taxes was recorded at December 31, 2016 because at that point it was estimated to be more likely than not that the deferred tax asset recorded as of that date would be fully realized.

Comprehensive Income (Loss) and Foreign Currency Translation

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss) (“OCI”). OCI is comprised of revenues, expenses, gains and losses that are reported in the comprehensive income (loss) section of the condensed consolidated statements of comprehensive income, but are excluded from reported net income (loss). The Company’s OCI is comprised of foreign currency translation adjustments. Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at period-end exchange rates, and revenues and expenses are translated at weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its Irish subsidiaries, which utilizes the Euro as the functional currency.

Assets and liabilities of non-U.S. dollar functional currency subsidiaries are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive (loss) income on the condensed consolidated statements of financial condition and cumulative translation adjustment, net of tax on the condensed consolidated statements of comprehensive income (loss).

The Company may seek to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive (loss) income on the condensed consolidated statements of financial condition and Cumulative translation adjustment, net of tax, on the condensed consolidated statements of comprehensive income (loss). The ineffective portion, if any, is recorded in Investment income and other, net on the condensed consolidated statements of operations.

Share-Based Compensation

The fair value of awards issued for compensation prior to the Reorganization Transactions and the IPO was determined by management, with the assistance of an independent third party valuation firm, using a projected annual forfeiture rate, where applicable, on the date of grant.

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transaction and the IPO pursuant to the VFI 2015 Management Incentive Plan (the “2015 Management Incentive Plan”) were in the form of stock options, Class A common stock and (restricted stock units (“RSUs”). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A common stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the RSUs, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight-line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity.

The Company will be considered to have a controlling financial interest and will consolidate a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG.  Upon the Merger, KCG was required to relinquish their ownership in the JV.  As of September 30, 2017, each of the remaining parties owns approximately 11% of the voting shares and 11% of the equity of this JV, which is building microwave communication networks in the U.S. and Asia, and which is considered to be a VIE. The Company and all of its JV partners each pay monthly fees for the funding of the construction of the microwave communication networks. When completed, this JV may sell excess bandwidth that is not utilized by its joint venture members to third parties.

As a result of the Acquisition, the Company owns 50% of the voting shares and 50% of the equity of a JV which maintains microwave communication networks in the U.S. and Europe, and which is considered to be a VIE. The Company and its JV partner each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties.

In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JV and does not consolidate the JVs. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company records its pro-rata share of the JVs earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the condensed consolidated statements of comprehensive income (loss).

The Company’s exposure to the obligations of these VIE is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIE at September 30, 2017:

			Maximum
	Carrying Amount		Exposure to
(in thousands)	Asset	Liability	loss	VIE's assets
Equity investment	$15,925	$—	$15,925	$40,925

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In December 2016, FASB issued ASU 2016-20 Technical Correction and Improvement (Topic 606): Revenue from Contracts with Customers, which amends the guidance in ASU 2014-09. The effective date and transition requirements for the ASU are the same as ASU 2014-09. The Company is expected to adopt the revenue recognition guidance on January 1, 2018 by applying the full retrospective method. Because the guidance does not apply to revenue associated with securities trading activities that are accounted for under other GAAP, the Company  does not expect the guidance to have a material impact on its condensed consolidated statements of comprehensive income (loss) most closely associated with financial instruments, including Trading revenues, net, Commissions and technology services, and Interest and dividends income. The Company’s implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of certain revenue contracts. The Company’s evaluation of the impact of the new guidance on its condensed consolidated financial statements is ongoing, and it continues to evaluate the timing of recognition for various revenues, including soft dollar related activity, which may be impacted depending on the features of the client arrangements and the presentation of certain contract costs (whether presented gross or offset against revenues). Also, the Company will identify performance obligations under ASC Topic 606 related to its technology licensing agreements. The timing of revenue recognition may be accelerated under the new standard, however the net impact is estimated to be immaterial based on contracts in place as of September 30, 2017.

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

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. New quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater information regarding the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company anticipates adopting this ASU on January 1, 2019. The Company is not anticipating recognizing lease assets and lease liabilities for leases with a term of twelve months or less. As of September 30, 2017, the Company has not yet identified any significant changes in the timing of operating leases recognition when considering this ASU, but the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2019, anticipated implementation date. Upon adoption of this ASU, the Company expects to report increased assets and liabilities on its condensed consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to certain equipment under noncancelable operating lease agreements, which currently are not reflected in its condensed consolidated statement of financial condition.

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

Restricted cash – In November 2016, FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, which is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalent in the statements. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt this ASU effective as June 30, 2017.

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

Business Combinations - In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business,  to  amend the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017. The impact of this ASU will depend on the nature of the Company’s activities after adoption and the Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements. The Company is currently evaluating the potential effects of adoption of ASU 2017-01 on the Company’s condensed consolidated financial statements.

3. Merger of Virtu Financial, Inc. and KCG Holdings, Inc.

Background

As of the Closing Date of the Acquisition, each of KCG’s issued and outstanding shares of Class A common stock, par value $0.01 per share were cancelled and extinguished and converted into the right to receive $20.00 in cash, without interest, less any applicable withholding taxes. The acquisition of KCG is being accounted for as a business combination, subject to the provisions of ASC 805, Business Combinations.

As discussed in further detail in Note 9 “Borrowings”, on June 30, 2017, Virtu Financial and VFH entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing Credit Agreement.  The Fourth Amended and Restated Credit Agreement provided for a $540.0 million first lien secured term loan, drawn in its entirety on June 30, 2017, and continued VFH’s existing $100.0 million first lien senior secured revolving credit facility.  Also on June 30, 2017, Orchestra Borrower LLC (the “Escrow Issuer”), a wholly owned subsidiary of the Company, entered into an escrow credit agreement (the “Escrow Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which provided for a $610.0 million term loan (the “Escrow Term Loan”), the proceeds of which were deposited into escrow pending the closing of the Acquisition.

Upon the closing of the Acquisition, the proceeds of the Escrow Term Loan were released to fund in part the Acquisition consideration, the obligations of the Escrow Issuer in respect of the Escrow Term Loan were assumed by VFH Parent and the Escrow Term Loan was deemed to be outstanding under the Fourth Amended and Restated Credit Agreement and the Escrow Credit Agreement and related credit documents automatically terminated and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement.  In addition, the revolving credit facility under the Fourth Amended and Restated Credit Agreement terminated.

On June 16, 2017, the Escrow Issuer and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Notes were issued under an Indenture, dated June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as trustee and collateral agent. The Notes mature on June 15, 2022. Interest on the Notes accrues at 6.750% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2017.

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

On the Closing Date, the Escrow Credit Agreement and related credit documents automatically ceased to be of force or effect and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement and the first lien senior secured revolving credit facility matured. A total of $1,119.4 million restricted cash in escrow was released to the Company.

On the Closing Date, and in connection with the financing of the Acquisition, the Company issued to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), 6,346,155 shares of the Company’s Class A common stock, pursuant to the investment agreement with Aranda (as amended, the “Aranda Investment Agreement”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act for an aggregate purchase price of approximately $99.0 million. On August 10, 2017, the Company issued an additional 1,666,666 shares of its Class A common stock for an aggregate purchase price of $26.0 million (collectively, the “Temasek Investment”).

On the Closing Date, and in connection with the financing of the Acquisition, the Company issued to North Island Holdings I, LP (“NIH”) 39,725,979 shares of the Company’s Class A pursuant to the investment agreement with NIH (as amended, the “NIH Investment Agreement”) in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(a) (2) of the Securities Act for an aggregate purchase price of approximately $613.5 million. On August 10, 2017 the Company issued an additional 338,124 shares of its Class A common stock for an aggregate purchase price of $5.2 million (collectively, the “NIH Investment”). In connection with the Temasek Investment and NIH Investment, the Company incurred approximately $7.8 million in fees which were recorded as a reduction to additional paid-in capital.

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

In accordance with the terms of the Fourth Amended and Restated Credit Agreement, VFH made voluntary prepayments of principal under the Term Loan Facility in the amount of $100.0 million each, on August 8, 2017 and September 29, 2017, respectively. The outstanding principal amount under the Term Loan Facility was $950.0 million as of September 30, 2017.

Accounting treatment of the Acquisition

The Acquisition is accounted for as a purchase of KCG by the Company. Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. These fair values were determined with the assistance of third party valuation professionals.  The reported financial condition and results of operations of the Company for the periods following the Merger reflect KCG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the three and nine months ended September 30, 2017 comprise the results of the Company for the entire applicable period and the results of KCG from Closing Date through September 30, 2017. All periods prior to 2017 comprise solely the results of the Company.

Certain former KCG management employees were terminated upon the Merger, and as a result were paid an aggregate of $6.4 million pursuant to their existing employment contracts. This amount has been recognized as an expense by the Company and is included in Employee compensation and payroll taxes in the condensed consolidated statements of comprehensive income (loss) for  the three and nine month periods ending September 30, 2017.  The Company also expects to make annual incentive compensation payments to former KCG employees who became employees of the Company following the Merger, and accrued related compensation expense of approximately $23.0 million during the three and nine months ended September 30, 2017, which is included in Employee compensation and payroll taxes in the condensed consolidated statements of comprehensive income (loss).

Purchase price and goodwill

The aggregate cash purchase price of $1.40 billion was determined as the sum of the fair value, at $20.00 per share, of KCG shares and warrants outstanding to former KCG stockholders at closing and the fair value of KCG employee stock based awards that were outstanding, and which vested at the Closing Date.

The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at July 20, 2017, the closing date of the Acquisition. The Company has not yet completed all of its analyses to finalize the allocation of the purchase price to the KCG acquired assets and liabilities. The allocation of the purchase price may be modified over the measurement period, as more information is obtained about the fair values of assets acquired and liabilities assumed. The Company has engaged third party specialists for the purchase price allocation.

The amounts in the table below represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the Acquisition date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition date:

(in thousands)
Cash and equivalents	$592,993
Cash and securities segregated under federal regulations	3,000
Securities borrowed	1,406,444

Securities purchased under agreements to resell	16,894
Receivables from broker dealers and clearing organizations	553,031
Financial instruments owned, at fair value	2,095,339
Property, equipment and capitalized software (net)	112,204
Intangibles	156,300
Deferred taxes	22,928
Other assets	331,820
Total Assets	$5,290,953

Securities loaned	$166,189
Securities sold under agreements to repurchase	841,606
Payables to broker dealers and clearing organizations	536,653
Payables to customers	17,583
Financial instruments sold, not yet purchased, at fair value	1,756,647
Accounts payable and accrued expenses and other liabilities	239,004
Debt	480,987
Total Liabilities	$4,038,669

Total identified assets acquired, net of assumed liabilities	$1,252,284

Goodwill	$143,012

Total Purchase Price	$1,395,296

Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows

		Amortization
	Amount	Years
Technology	$67,800	1-6 years
Customer relationships	77,100	13 - 17 years
Trade names	5,000	10 years
Exchange memberships	6,400	Indefinite
Intangible assets	$156,300
Goodwill	143,012
Total	$299,312

Of the total Goodwill of $143.0 million, $107.2 million has been assigned to the Market Making segment and $35.8 million has been assigned to the Execution Services segment.  Such goodwill is attributable to the expansion of products offerings and expected synergies of the combined workforce, products and technologies of the Company and KCG.

Tax treatment of the Merger

The Company believes that the Acquisition will be treated as a tax-free transaction as described in Section 351 of the Internal Revenue Code, and both KCG and the Company have received tax opinions from external legal counsel to that effect.  KCG’s tax basis in its assets and liabilities therefore generally carries over to the Company following the Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

The Company recorded net deferred tax assets of  $22.9 million with respect to recording KCG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the Acquisition, as described in Note 12.

Pro forma results

Included in the Company’s results for the three months ended September 30, 2017 are results from the business acquired as a result of the Acquisition, from the date of Acquisition, July 20, 2017 through September 30, 2017 as follows:

(in thousands)
Revenues	$149,327
Income (loss) before income taxes	(12,578)

The financial information in the table below summarizes the combined pro forma results of operations of the Company and KCG, based on adding the pre-tax historical results of KCG and the Company, and adjusting primarily for amortization of intangibles created in the Acquisition, debt raised in conjunction with the Acquisition and nonrecurring costs associated with the Acquisition, which comprise advisory and other professional fees incurred by Virtu and KCG of $24.2 and $22.5 million, respectively. The pro forma data assumes all of KCG’s issued and outstanding shares of Class A common stock, par value $0.01 per share were cancelled and extinguished and converted into the right to receive $20.00 in cash, without interest, less any applicable withholding taxes on January 1, 2016 and does not include adjustments to reflect the Company's operating costs or expected differences in the way funds generated by the Company are invested.

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and KCG for the three and nine month periods ended September 30, 2017 and 2016 (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenue	$304,020	$373,338	$1,068,164	$1,401,819

Net income (loss)	(82,520)	1,783	(117,169)	163,146

Net income (loss) attributable to common stockholders	(30,432)	658	(43,210)	60,165

Diluted earnings (loss) per share	$(0.35)	$0.01	$(0.48)	$0.67

4. Earnings per Share

Net income (loss) available for common stockholders is based on the Company’s weighted average interest in Virtu Financial during the periods presented below.

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income (loss) before income taxes and noncontrolling interest	$(46,495)	$37,874	$(17,421)	$140,990
Provision for (benefit from) income taxes	(6,505)	4,851	(2,918)	17,325

Net income (loss)	(39,990)	33,023	(14,503)	123,665

Noncontrolling interest	26,472	(25,997)	6,466	(97,913)

Net income (loss) available for common stockholders	$(13,518)	$7,026	$(8,037)	$25,752

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2017	2016	2017	2016
Basic earnings per share:
Net income (loss) available for common stockholders	$(13,518)	$7,026	$(8,037)	$25,752

Less: Dividends and undistributed earnings allocated to participating securities	(314)	(191)	(997)	(612)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$(13,832)	6,835	$(9,034)	25,140

Weighted average shares of common stock outstanding:
Class A	79,199,142	38,351,465	53,520,346	38,264,139

Basic Earnings per share	$(0.17)	$0.18	$(0.17)	$0.66

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2017	2016	2017	2016
Diluted earnings per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$(13,832)	$6,835	$(9,034)	$25,140

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	79,199,142	38,351,465	53,520,346	38,264,139
Issuable pursuant to 2015 Management Incentive Plan(1)	—	—	—	—
	79,199,142	38,351,465	53,520,346	38,264,139

Diluted Earnings per share	$(0.17)	$0.18	$(0.17)	$0.66

(1)

The dilutive impact of unexercised stock options excludes from the computation of EPS 1,578,617 and 1,151,260 options for the three months ended September 30, 2017 and 2016, respectively, and 1,704,307 and 383,294 options for the nine months ended September 30, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

5. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu Members, as defined in Note 14, that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment was due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which was due March 15, 2016, but the due date was extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The Company made its first payment of $7.0 million in February 2017.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the Secondary Offerings, the Company recorded a deferred tax asset of $218.4 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases are expected to aggregate to approximately $238.6 million, ranging from approximately $0.4 million to $21.4 million per year over the next 15 years. The corresponding deduction to additional paid-in capital was approximately $20.2 million for the difference between the tax receivable agreements liability and the related deferred tax asset. In connection with the February 2017, May 2017, and August 2017 employee exchanges (as described in Note 14), the Company recorded an additional deferred tax asset of $9.5 million and payment liability pursuant to the tax receivable agreements of $8.2 million, with the $1.3 million difference recorded as an increase to additional paid-in capital. The amounts recorded as of September 30, 2017 are based on estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized. At September 30, 2017 and December 31, 2016, the Company’s remaining deferred tax assets were approximately $191.3 million and $185.6 million, respectively, and the Company’s payment liabilities pursuant to the tax receivable agreements were approximately $232.6 million and $231.4 million, respectively.

Approximately $22.1 million of the Company’s deferred tax assets at September 30, 2017 are a result of the Acquisition as described in Note 3. For the tax receivable agreements discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been (i) no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu Financial Units, (ii) no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the IPO and (iii) no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes of Virtu Financial. Subsequent adjustments of the tax receivable agreements obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within operating expenses in the condensed consolidated statements of comprehensive income (loss).

6. Goodwill and Intangible Assets

Prior to the Acquisition, the Company was managed and operated as one business, and accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii)  Execution Services; and (iii) Corporate. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

The following table presents the details of goodwill by segment:

	Market	Execution
(in thousands)	Making	Services	Corporate	Total
Balance as of December 31, 2016	$657,985	$57,394	$—	$715,379
Additions	108,276	35,943	—	144,219
Balance as of September 30, 2017	$766,261	$93,337	$—	$859,598

On May 3, 2017, the Company completed the acquisition of certain legal entities that owned select strategic telecommunications assets from Teza Technologies. The total purchase price incurred was $5.6 million, of which $1.2 million was recorded as goodwill, and $1.9 million was recorded as intangible assets. This acquisition was accounted for as a business combination. The acquisition related disclosures required by ASC 805 Business Combinations were finalized as of September 30, 2017, a decrease of $1.9 million in goodwill and an increase of $1.9 million in intangible assets were recorded as adjustments to preliminary analysis during the three months ended September 30, 2017.

As described in Note 3 “Merger of Virtu Financial, Inc. and KCG Holdings, Inc.”, on July 20, 2017 the Company completed the acquisition of KCG. The aggregate cash purchase price of $1.40 billion has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the Closing Date of the Acquisition. The Company has allocated $143.0 million and $156.3 million to goodwill and identified intangible assets, respectively This Acquisition was accounted for as a business combination.

The Company recorded provisional amounts based upon its best estimate of the value as a result of preliminary analysis. As of September 30, 2017 and December 31, 2016, the Company’s total amount of goodwill recorded was $859.6 million and $715.4 million, respectively. No goodwill impairment was recognized in the three and nine months ended September 30, 2017 and 2016.

Acquired intangible assets consisted of the following:

	As of September 30, 2017
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	533	417		9
ETF buyer relationships	950	533	417		9
Leases	1,800	247	1,553		3
FCC licenses	200	12	188		7
Technology	67,800	5,001	62,799	1	to	6
Customer relationships	77,100	1,027	76,073	13	to	17
Trade names	5,000	98	4,902		10
Exchange memberships	6,400	—	6,400		Indefinite
	$270,200	$117,451	$152,749

	As of December 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	454	496		9
ETF buyer relationships	950	454	496		9
	$111,900	$110,908	$992

Amortization expense relating to finite-lived intangible assets was approximately $6.4 million and $0.05 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $6.5 million and $0.16 million for the nine months ended September 30, 2017 and 2016, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income (loss).

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2017 and December 31, 2016:

(in thousands)	2017	2016
Assets
Due from prime brokers	$196,487	$91,476
Deposits with clearing organizations	156,127	21,995
Net equity with futures commission merchants	187,424	213,030
Unsettled trades with clearing organization	191,212	44,312
Securities failed to deliver	231,135	77,915
Commissions and fees	18,133	—
Total receivables from broker-dealers and clearing organizations	$980,518	$448,728
Liabilities
Due to prime brokers	$409,323	$227,335
Net equity with futures commission merchants	42,634	38,838
Unsettled trades with clearing organization	318,207	429,800
Securities failed to receive	66,194	5
Commissions and fees	2,709	—
Total payables to broker-dealers and clearing organizations	$839,067	$695,978

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 9) of approximately $159.1 million and $309.1 million as of September 30, 2017 and December 31, 2016, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2017 and December 31, 2016, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at September 30, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	2017	2016
Securities received as collateral:
Securities borrowed	$1,479,107	$213,203
Securities purchased under agreements to resell	8,196	—
	$1,487,303	$213,203

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2017 and December 31, 2016 consisted of the following:

(in thousands)	2017	2016
Equities	$692,130	$128,202
Exchange traded notes	7,022	15,681
	$699,152	$143,883

9. Borrowings

Outstanding borrowings and financing capacity or unused available capacity under the Company’s borrowing arrangements were as follows:

	At September 30, 2017		At December 31, 2016
	Financing	Borrowing	Financing	Borrowing
(in thousands)	Available	Outstanding	Available	Outstanding
Broker-dealer credit facilities:
Uncommitted facility	$125,000	$15,000	$125,000	$25,000
Committed facility	—	—	75,000	—
	$125,000	$15,000	$200,000	$25,000

Short-Term Credit Facilities:
Short-term credit facilities (1)	$543,000	$159,128	$493,000	$309,086
	$543,000	$159,128	$493,000	$309,086

_____________________________________

(1)	Outstanding borrowings were included with receivable from broker-dealers and clearing organization within the consolidated statements of financial condition.

		At September 30, 2017			At December 31, 2016
	Maturity		Unused Available	Borrowing		Unused Available	Borrowing
(in thousands)	Date		Capacity	Outstanding		Capacity	Outstanding
Long-term borrowings:
Senior secured credit facility	December 2021	$	n/a	$928,089	$	n/a	$535,104
Senior secured Second Lien Notes	June 2022		n/a	475,485		n/a	n/a
Revolving credit facility	April 2018		—	—		100,000	—
SBI bonds	January 2020		n/a	31,055		n/a	29,853
			$0	$1,434,629		$100,000	$564,957

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by the Company’s broker-dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, the Company has entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by the Company’s broker-dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 2.16% at September 30, 2017 and 1.66% at December 31, 2016). The Company was party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of the Company’s broker-dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. The Committed Facility was terminated as of September 30, 2017. Interest expense for the three months ended September 30, 2017 and 2016 was approximately $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 was approximately $1.4 million and $0.8 million, respectively. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income (loss).

Short-Term Credit Facilities

The Company maintains short-term credit facilities with various prime brokers and other financial institutions from which it receives execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by the Company in the ordinary course, and amounts borrowed are collateralized by the Company’s trading accounts with the applicable financial institution. Borrowings bore interest at a weighted average interest rate of 3.56% and 3.12% per annum, as September 30, 2017 and December 31, 2016, respectively.  Interest expense in relation to the facilities for the three months ended September 30, 2017 and 2016 was approximately $1.4 million and $1.8 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $4.8 million and $5.0 million, respectively. Interest expense is recorded within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income (loss).

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

Under the Fourth Amended and Restated Credit Agreement, the $1,150.0 million aggregate principal amount of first lien senior secured term loans,  including the Escrow Term Loan (the “Term Loan Facility”), was scheduled to  mature on December 30, 2021 and will require scheduled annual amortization payments on each of the first four anniversaries of the Closing Date in an amount equal to the sum of 7.5% of the original aggregate principal amount of the term loan issued under the Fourth Amended and Restated Credit Agreement and 7.5% of the aggregate principal amount of the Escrow Term Loan outstanding on the Closing Date. During the three months ended September 30, 2017, $200.0 million was repaid under the Fourth Amended and Restated Credit Agreement. As of September 30, 2017, $950.0 million was outstanding under the  Fourth Amended and Restated Credit Agreement.

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

In connection with the refinancing and the $200 million debt repayment, the Company accelerated certain unamortized financing costs incurred in connection with the credit facility that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees. During the three and nine months ended September 2017, the Company recorded $4.9 million and $9.4 million, respectively, in such costs which is included within debt issue cost related to debt refinancing in the condensed consolidated statements of comprehensive income.

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

Prior to June 15, 2019, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the date of redemption, plus an applicable “make whole” premium (calculated based upon the yield of certain U.S. treasury securities plus 0.50%).

Prior to June 15, 2019, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 106.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of redemption with the net cash proceeds from certain equity offerings.

Upon the occurrence of specified change of control events as defined in the indenture governing the Notes, the Company must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

On or after June 15, 2019, the Company may redeem some or all of the Notes, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Period	Percentage
2019	103.375%
2020	101.688%
2021 and thereafter	100.000%

The Indenture imposes certain limitations on the Company’s ability to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the Notes and make other “restricted payments”; (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Virtu Financial’s subsidiaries. The Indenture also contains customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. The gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the Closing Date and were used to finance, in part, the Acquisition, and to repay certain indebtedness of the Company and KCG. (See Note 3 for more details).

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($31.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI Japannext Co., Ltd (as described in Note 10). The SBI Bonds were issued bearing interest at the rate per annum of 4.0% until their scheduled maturity on January 6, 2020.  Following the consummation of the Refinancing Transaction and in accordance with the terms and conditions of the SBI Bonds, the rate per annum was increased to 5.0% as of October 2016.  The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income (loss). The principal balance was ¥3.5 billion $31.1 million) as of September 30, 2017 and the Company recorded a loss of $0.05 million and $1.5 million due to the change in currency rates during the nine months ended September 30, 2017 and 2016, respectively, and recorded a loss of $0.001 million and $1.5 million during the three months ended September 30, 2017 and 2016, respectively.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings at September 30, 2017 were as follows:

(in thousands)
2017	$—
2018	—
2019	—
2020 and thereafter	1,481,108
Total principal of long-term borrowings	$1,481,108

The below table contains a reconciliation of the long term borrowings principal amount to the secured credit facility recorded in the condensed consolidated statements of financial condition:

	At September 30,	At December 31,
(in thousands)	2017	2016
Senior secured first lien term loan outstanding principal	$950,000	$540,000
Senior secured second lien notes outstanding principal	500,000	—
SBI Bonds outstanding principal	31,108	29,925
Net deferred financing fees	(45,237)	(4,012)
Net discount on senior secured credit facility	(1,242)	(956)
Long-term borrowings	$1,434,629	$564,957

10. Financial Assets and Liabilities

At September 30, 2017 and December 31, 2016, substantially all of the Company’s financial assets and liabilities, except for the long-term borrowings, short-term borrowings, securities borrowed and loaned, and certain exchange memberships, which would all be categorized as Level 2, were carried at fair value based on published market prices and are marked to market daily or were short-term in nature and were carried at amounts that approximate fair value. The Company determined that the carrying value of the Company’s long-term borrowings approximates fair value as of September 30, 2017 and December 31, 2016 based on the recent transaction date of the SBI Bonds and the quoted over-the-counter market prices provided by the issuer of the senior secured credit facility, and would be categorized as Level 2.

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

The fair value of equities, options, on-the-run U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain financial instruments noted in the preceding paragraph which are categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from broadly distributed bank and broker dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange. At September 30, 2017 and December 31, 2016, the Company’s corporate bonds, derivative contracts and other U.S. and non-U.S. government obligations have been categorized as Level 2.

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

There were no transfers of financial instruments between levels during the three months and nine months ended September 30, 2017 and 2016.

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2017:

	September 30, 2017
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$591,928	$1,434,092	$—	$—	$2,026,020
U.S. and Non-U.S. government obligations	2,783	21,002	—	—	23,785
Corporate Bonds	—	83,532	—	—	83,532
Exchange traded notes	4,553	53,081	—	—	57,634
Currency forwards	—	3,459,340	—	(3,458,283)	1,057
Options	11,220	—	—	—	11,220
	$610,484	$5,051,047	$—	$(3,458,283)	$2,203,248
Financial instruments owned, pledged as collateral:
Equity securities	$413,860	$278,270	$—	$—	$692,130
Exchange traded notes	520	6,502	—	—	7,022
	$414,380	$284,772	$—	$—	$699,152
Other Assets
Equity investment	$—	$—	$37,263	$—	$37,263
Exchange stock	3,211	—	—	—	3,211
Other(1)	—	55,363	3,000	—	58,363
	$3,211	$55,363	$40,263	$—	$98,837
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$895,116	$1,470,863	$—	$—	$2,365,979
U.S. and Non-U.S. government obligations	10,375	14,975	—	—	25,350
Corporate Bonds	—	83,535		—	83,535
Exchange traded notes	355	50,327	—	—	50,682
Currency forwards	—	3,492,928	—	(3,492,847)	81
Options	10,264	—	—	—	10,264
	$916,110	$5,112,628	$—	$(3,492,847)	$2,535,891
(1)	Other primarily consists of a $55.4 million receivable from Bats related to the sale of KCG Hotspot and $3.0 million receivable from the sale of an investment.

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

Investment in SBI Japannext Co., Ltd.

On July 27, 2016, the Company purchased an additional minority interest (29.4%) in SBI Japannext for $38.8 million in cash (“SBI Investment”). In connection with the SBI Investment, VFH issued bonds to certain affiliates of SBI Japannext and used the proceeds to finance the transaction (see Note 9).

As of September 30, 2017, the Company determined the fair value of the SBI Investment using the discounted cash flow method, an income approach, with the discount rate of 15.9% applied to the cash flow forecasts. The Company also used a market approach based on 19x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at December 31, 2016 was determined to approximate the purchase price paid for the SBI Investment, adjusted for the changes in the Japanese Yen currency rate, given the proximity to the transaction date and lack of significant events subsequent to the transaction date. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in other, net in the condensed consolidated statements of comprehensive income (loss).

Receivable from Bats Global Markets, Inc. (“Bats”)

In March 2015, KCG sold KCG Hotspot, an institutional spot foreign exchange ECN, to Bats, which is now a subsidiary of CBOE Holdings, Inc.  KCG and Bats agreed to share certain tax benefits, which as of September 30, 2017 comprise a $50.0 million payment and an annual payment of up to $6.6 million, both of which are due in April 2018. The $6.8 million annual payment is contingent on Bats (and CBOE) generating sufficient taxable net income to receive the tax benefits.

The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates. The remaining additional potential payments of $56.8 million are recorded at a fair value of $55.4 million in Other assets on the condensed consolidated statements of financial condition as of September 30, 2017.

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2017
						Change in Net
						Unrealized Gains
						/ (Losses) on
						Investments
	Balance at		Total Realized	Net Transfers	Balance at	still held at
	December 31,		and Unrealized	into (out of)	September 30,	September 30,
(in thousands)	2016	Purchases	Gains / (Losses)	Level 3	2017	2017
Assets
Other assets:
Equity investment	$36,031	$—	$1,232	$—	$37,263	$1,232
Other	—	3,000	—	—	3,000	—
Total	$36,031	$3,000	$1,232	$—	$40,263	$1,232

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2017 and December 31, 2016.

	September 30, 2017

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,525,403	$—	$1,525,403	$(1,480,267)	$(844)	$44,292
Securities purchased under agreements to resell	8,249	—	8,249	(8,188)	—	61
Trading assets, at fair value:						—
Currency forwards	3,459,340	(3,458,283)	1,057	—	—	1,057
Options	11,220	—	11,220	(505)	—	10,715
Total	$5,004,212	$(3,458,283)	$1,545,929	$(1,488,960)	$(844)	$56,125

			Net Amounts of
		Gross Amounts	Liabilities Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$582,915	$—	$582,915	$(574,885)	$—	$8,030
Securities sold under agreements to repurchase	620,887	—	620,887	(620,887)	—	—
Trading liabilities, at fair value:						—
Currency forwards	3,492,928	(3,492,847)	81	—	—	81
Options	10,264	—	10,264	(505)	—	9,759
Total	$4,706,994	$(3,492,847)	$1,214,147	$(1,196,277)	$—	$17,870

	December 31, 2016

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$220,005	$—	$220,005	$(216,778)	$(248)	$2,979
Trading assets, at fair value:
Currency forwards	1,147,261	(1,140,239)	7,022	—	—	7,022
Options	141	—	141	(80)	(13)	48
Total	$1,367,407	$(1,140,239)	$227,168	$(216,858)	$(261)	$10,049

			Net Amounts of
			Liabilities
		Gross Amounts	Presented	Gross Amounts Not Offset In the
		Offset in the	in the	Consolidated
		Condensed	Condensed	Condensed Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$222,203	$—	$222,203	$(221,792)	$—	$411
Trading liabilities, at fair value:
Currency forwards	1,009,038	(1,009,038)	—	—	—	—
Options	80	—	80	(80)	—	—
Total	$1,231,321	$(1,009,038)	$222,283	$(221,872)	$—	$411

Excluded from the fair value and offsetting tables above is net unsettled fair value on long and short futures contracts in the amounts of $89.3 million and $18.0 million, which are included within receivables from broker-dealers and clearing organizations as of September 30, 2017 and December 31, 2016, respectively, and $(50.4) million and $(3.5) million, which are included within payables to broker-dealers and clearing organizations as of September 30, 2017 and December 31, 2016, respectively, and would be categorized as Level 1.

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	September 30, 2017
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 60	61 - 90
(in thousands)	Continuous	30 days	days	Days	Total

Repurchase agreements:
Equity securities	$—	$205,000	$175,000	$240,000	$620,000
U.S. and Non-U.S. government obligations	887	—	—	—	887
Total	$887	$205,000	$175,000	$240,000	$620,887

Securities lending transactions:
Equity securities	$582,915	$—	$—	$—	$582,915
Total	$582,915	$—	$—	$—	$582,915

i

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2017 and December 31, 2016:

(in thousands)		September 30, 2017		December 31, 2016
Derivatives Assets	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Receivables from broker dealers and clearing organizations	$(2,729)	$951,330	$2,403	$1,461,286
Commodity futures	Receivables from broker dealers and clearing organizations	50,258	18,078,494	13,964	3,918,778
Currency futures	Receivables from broker dealers and clearing organizations	41,826	3,789,287	1,591	3,264,093
Fixed income futures	Receivables from broker dealers and clearing organizations	(54)	32,723	31	5,730
Options	Financial instruments owned	11,220	1,122,415	141	6,844
Currency forwards	Financial instruments owned	3,459,340	159,559,280	1,147,261	94,192,414

Derivatives Liabilities	Balance Sheet Classification	Fair Value	Notional	Fair Value	Notional
Equities futures	Payables to broker dealers and clearing organizations	$(731)	$107,774	$(43)	$62,417
Commodity futures	Payables to broker dealers and clearing organizations	(35,301)	724,829	2,842	22,616,170
Currency futures	Payables to broker dealers and clearing organizations	(14,425)	2,988,821	(6,282)	1,137,908
Treasury futures	Payables to broker dealers and clearing organizations	11	7,906	—	—
Options	Financial instruments sold, not yet purchased	10,264	1,108,920	80	4,486
Currency forwards	Financial instruments sold, not yet purchased	3,492,928	159,585,203	1,009,038	85,874,684

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Futures	$35,097	$197,650	$249,274	$618,245
Currency forwards	8,950	(52,796)	3,135	(37,076)
Options	21,120	(65)	21,119	(411)
Others	125	(2)	125	2
	$65,292	$144,787	$273,653	$580,760

12. Income Taxes

Subsequent to the consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2017 and 2016, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income (loss), but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefit from) income taxes and effective tax rates were $(6.5) million and 14.0% and $4.9 million and 12.8% for the three months ended September 30, 2017 and 2016, respectively, and $(2.9) million and 16.7% and $17.3 million and 12.3% for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the condensed consolidated statements of financial condition at September 30, 2017 and December 31, 2016 are current income tax receivables of $125.8 million and $5.8 million, respectively. The balance at September 30, 2017 primarily comprises the income tax benefit of KCG net operating losses that were generated prior to the Acquisition and that are eligible to be carried back by the Company.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 5 and Note 14) and the KCG Acquisition (Note 3), differences in the valuation of financial assets and liabilities, and in connection with other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company recorded a deferred tax asset of $31.5 million relating to non-U.S. net operating losses. A full valuation allowance was also recorded against this deferred tax asset at the Closing date and at September 30, 2017 as it is more likely than not that this deferred tax asset will not be realized.   No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2017 or December 31, 2016 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2017, the Company’s tax years for 2013 through 2016 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the acquisition of KCG, the Company has assumed any KCG tax exposures.   KCG is currently subject to U.S. Federal income tax examinations for the tax years 2013 through 2016, and to non-U.S. income tax examinations for the tax years 2007 through 2016. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2016. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition. The Company had $8.0 million of unrecognized tax benefits as of September 30, 2017 as a result of acquiring KCG, and  no unrecognized tax benefits as of December 31, 2016.

13. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company has also been, is currently, and may in the future be, the subject of one or more regulatory or self-regulatory organization enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, Regulation SCI, best execution, handling of retail order flow, use of market data feeds, capital requirements and other domestic and foreign securities rules and regulations which may from time to time result in the imposition of penalties or fines. The Company has also been the subject of requests for information and documents from the SEC and the State of New York Office of the Attorney General (“NYAG”). Certain of these matters may result, or have resulted, in adverse judgments, settlements, fines, penalties, censures, injunctions or other relief, and the Company’s business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. The ultimate effect on the Company from the pending proceedings and claims, if any, is presently unknown. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. Subject to the foregoing, based on information currently available, at present management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, although they might be material for the Company’s results of operations or cash  flows for any particular reporting period.

In December 2015 the enforcement committee of the Autorité des marchés financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, the Company accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF. The Company’s management believes that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and the Company is pursuing its rights of appeal. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 million and accordingly the Company reduced its accrual to €3.3 million (approximately $3.9 million), with the benefit recorded under operations and administrative expense in the statement of comprehensive income (loss), and the Company continues to pursue its rights to appeal. Additionally, in July 2016, a subsidiary of KCG was fined €400,000 by the AMF’s enforcement committee.  KCG fully reserved for the monetary penalty in the second quarter of 2016.

In addition, in connection with the Acquisition of KCG, on June 2, 2017, a putative stockholder of KCG filed a complaint in the Delaware Chancery Court concerning the Acquisition of KCG, as well a motion for a preliminary injunction and a motion for expedited proceedings. The case is captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-0421-JTL (the “Greenway Action”), and is brought on behalf of a putative class of KCG stockholders against KCG, the members of KCG’s board of directors, Virtu, Orchestra Merger Sub, Inc. (“Merger Sub”), and Jefferies LLC (“Jefferies”). Among other things, the complaint alleged that, prior to the time that the KCG board approved the Acquisition of KCG and the voting agreement between Jefferies and Virtu on April 20, 2017, Virtu became an “interested stockholder” under, and subject to the restriction on business combinations set forth in, Section 203 of the Delaware General Corporate Law as a result of an “agreement”, “arrangement” or “understanding” with Jefferies. The complaint also alleges that the KCG board members breached their fiduciary duties in connection with the Acquisition of KCG and that Jefferies, Virtu and Merger Sub aided and abetted those alleged breaches of duty by the KCG board members.  On June 28, 2017, KCG issued an amended proxy statement and scheduled a KCG stockholder vote on the Acquisition of KCG under Section 203 of the DGCL, which was approved and which defendants contend moots claims asserted by the plaintiff in the Greenway Action.  On June 30, 2017, the Delaware Chancery Court entered a stipulation and order providing for the withdrawal of the plaintiff’s motion for preliminary injunction. The Greenway Action remains pending and the plaintiff may attempt to pursue monetary damages related to the claims set forth in the complaint and/or attempt to assert new or different claims through an amended complaint. No amount of damages is stated in the complaint. Virtu intends to defend vigorously against the claims alleged in the Greenway Action.

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

14. Capital Structure

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

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

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

Acquisition of KCG

On the Closing Date and in connection with the financing of the Acquisition, the Company issued 6,346,155 shares of the Company’s Class A common stock to Aranda for an aggregate purchase price of approximately $99.0 million and 39,725,979 shares of the Company Class A Common Stock to NIH for an aggregate purchase price of approximately $613.5 million.  On August 10 2017, the Company issued an additional 1,666,666 shares of its Class A Common Stock for an aggregate purchase price of $26.0 million and an additional 338,124 shares of its Class A Common Stock for an aggregate purchase price of $5.2 million.  See Note 3 for additional details.

Employee Exchange

In February, May and August 2017, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial common units, certain current and former employees elected to exchange 683,762, 307,544, and 155,009 units, respectively,  in Virtu Financial held on their behalf by Virtu Financial Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A common stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchange, and the share issuance in connection with the Acquisition, the Company holds approximately 48.0% interest in Virtu Financial at September 30, 2017.

15. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015

Class A-2 profits interests were issued to Employee Holdco, a holding company that holds the interests on behalf of certain key employees or stakeholders. During the three and nine months ended September 30, 2017 and 2016, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at fair value at the date of grant. The Company recognized compensation expense related to the vesting of non-voting common interest units (formerly Class A-2 profits interests) of $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and recognized $0.5 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $0.1 million, and this amount is expected to be recognized over a weighted average period of 0.1 years.

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized compensation expense in respect of non-voting common interest units (formerly Class B interests) vested of $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and recognized $0.5 million and $0.7 million for the nine months ended September 30, 2017 and 2016. The compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $0.2 million and $0.8 million, respectively, and this amount is expected to be recognized over a weighted average period of 0.3 years and 1.0 years, respectively.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.01 million and $0.03 million for the three months ended September 30, 2017 and 2016, respectively, and $0.02 million and $0.06 million for the nine months ended September 30, 2017 and 2016, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.02 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and were approximately $0.06 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the condensed consolidated statements of comprehensive income (loss).

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company.

In connection with the Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of September 30, 2017 and December 31, 2016, there were 12,765,051 and 14,231,535 non-voting common interest units outstanding, respectively. There were 429,668 and 1,100,668 non-voting common interest units and corresponding Class C common stock exchanged into Class A common stock, forfeited or repurchased during the three months ended September 30, 2017 and 2016, respectively; and 1,466,484 and 1,162,891 non-voting common interest units and corresponding Class C common stock were exchanged into Class A common stock, forfeited or repurchased during the nine months ended September 30, 2017 and 2016, respectively.

Share-based compensation after the Company’s Reorganization completed on April 15, 2015 and IPO completed  on April 16, 2015

Pursuant to 2015 Management Incentive Plan as described above (Note 14) and in connection with the IPO, non-qualified stock options to purchase shares of Class A common stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the nine months ended September 30, 2017 and 2016:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(645,000)	—	—	—	—
At September 30, 2016	8,349,000	$19.00	8.55	2,087,250	$—

At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(401,000)	—	—	—	—
At September 30, 2017	7,833,000	$19.00	7.55	3,916,500	$19.00

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

The Company recognized $1.4 million and $1.5 million of compensation expense in relation to the stock options for the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested stock options was $9.1 million and $14.2 million, and these amounts are to be recognized over a weighted average period of 1.6 years and 2.3 years, respectively.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described above (Note 13), subsequent to the IPO, shares of immediately vested Class A common stock and RSUs were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A common stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. The Company accrued compensation expense of $0 and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, and accrued $9.4 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively, related to Class A common stock expected to be granted as part of year-end compensation.

The following table summarizes activity related to the RSUs for the nine months ended September 30, 2017 and 2016:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2015	984,466	$22.32
Granted	35,095	17.81
Forfeited	(115,869)	22.51
Vested	(49,088)	20.11
At September 30, 2016	854,604	$22.22

At December 31, 2016	1,573,441	$18.28
Granted	34,825	17.95
Forfeited	(212,729)	18.46
Vested	(58,536)	19.22
At September 30, 2017	1,337,001	$18.21

The Company recognized $2.2 million and $1.6 million of compensation expense in relation to the RSUs for the three months ended September 30, 2017 and 2016, respectively, and $7.1 million and $8.7 million of compensation expense in relation to the RSUs for nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, total unrecognized share-based compensation expense related to unvested RSUs was $17.2 million and $28.5 million, respectively, and this amount is to be recognized over a weighted average period of 1.8 years and 2.6 years, respectively.

16. Regulatory Requirement

As of September 30, 2017, three broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the three broker-dealer subsidiaries. At September 30, 2017, the subsidiaries had net capital of approximately $368,1 million, $48.3 million and $11.6 million, which was approximately $367.1 million, $47.3 million and $10.6 million in excess of the required net capital of $1.0 million required for each of the three subsidiaries. At December 31, 2016, prior to the KCG Acquisition, the Company’s subsidiaries had net capital of approximately $74.5 million and $10.8 million, which was approximately $73.5 million and $9.8 million in excess of the required net capital of $1.0 million and $1.0 million, respectively.

Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, one of the broker-dealer subsidiaries was required to maintain $1.9 million of capital in connection with the operation of its DMM business as of December 31, 2016. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the broker-dealer subsidiary is registered as the DMM. The Company sold its DMM assets in September 2017.

17. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Revenues:
United States	$218,042	$109,324	$399,361	$341,458
Ireland	17,874	31,936	79,129	112,481
United Kingdom	10,485	—	10,485	—
Sweden	2,118	—	2,118	—
Singapore	22,601	23,505	72,210	77,363
India	178	—	178	—
Australia	(2)	1	1	7
China	(10)	40	(21)	316
Total revenues	$271,286	$164,806	$563,461	$531,625

Prior to the Acquisition, the Company was managed and operated as one business, and, accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii)  Execution Services; and (iii) Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, electronic communications networks (“ECNs”) and alternative trading systems (“ATSs”). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange ("AIM").

The Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and exchange traded funds ("ETFs"); (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment are summarized in the following table:

	Market	Execution	Corporate	Consolidated
(in thousands)	Making	Services	(1)	Total
For the three months ended September 30, 2017:
Total revenue	$228,582	$39,077	$3,627	$271,286
Income (loss) before income taxes and noncontrolling interest	(19,322)	(6,017)	(21,156)	(46,495)

For the three months ended September 30, 2016:
Total revenue	$161,977	$2,931	$(102)	$164,806
Income (loss) before income taxes and noncontrolling interest	36,888	1,608	(622)	37,874

(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.
For the nine months ended September 30, 2017:
Total revenue	$514,823	$44,964	$3,674	$563,461
Income (loss) before income taxes and noncontrolling interest	17,241	(4,913)	(29,749)	(17,421)

For the nine months ended September 30, 2016:
Total revenue	$524,503	$7,224	$(102)	$531,625
Income (loss) before income taxes and noncontrolling interest	138,572	3,196	(778)	140,990

18. Related Party Transactions

As of September 30, 2017, and December 31, 2016, the Company had a payable of $0.1 million and $0.2 million to its related parties, respectively, which are included in accounts payable and accrued expenses and other liabilities in condensed consolidated statements of financial condition.

In the ordinary course of business, the Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Dell. During the three months ended September 30, 2017 and 2016, the Company paid $0.5 million and $0.6 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company paid $1.9 million and $2.1 million, respectively, to Dell for these purchases and leases.

In the ordinary course of business, the Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Level 3. During the three months ended September 30, 2017 and 2016, the Company paid $0.5 million and $0.7 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company paid $1.6 million and $1.9 million, respectively, to Level 3 for these services.

In the ordinary course of business, the Company makes payments to two microwave communication networks JVs (See Note 2).  The Company makes payments to one JV for the funding of the construction of the microwave communication networks and makes payments to the other JV for the use of the microwave communication networks in connection with the Company’s trading activities, which are recorded within Communications and data processing on the condensed consolidated statements of comprehensive income (loss).  The Company made payments of $3.9 million and $4.2 million to these JVs for the three months and nine ended September 30, 2017, respectively.  The Company made no such payments during the three months or nine ended September 30, 2016.

19. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of the report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On October 24, 2017, Virtu Financial entered into an Asset Purchase Agreement with Intercontinental Exchange, Inc. ("ICE") pursuant to which Virtu Financial agreed to sell specified assets and assign specified liabilities constituting the Company's BondPoint division and fixed income venue ("BondPoint").  BondPoint is a provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services.  The purchase price payable by ICE for BondPoint as the closing of the transaction is $400.0 million in cash, subject to a customary adjustment for working capital of BondPoint.  The consummation of the transaction is subject to the satisfaction of customary closing conditions and receipt of certain regulatory clearances, including from the Financial Industry Regulatory Authority, Inc., and the Municipal Securities Rulemaking Board and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On October 24, 2017, Joseph J. Grano Jr. was appointed as a Class II director of the Board of Directors of the Company.

On November 3, 2017, a subsidiary of the Company entered into a definitive agreement to sell select infrastructure and telecommunications assets for a purchase price of $4.2 million in cash subject to a customary adjustment for working capital. The consummation of the transaction is subject to customary closing conditions including applicable regulatory approvals.

On November 4, 2017, the Company’s broker dealer subsidiaries entered into a committed broker dealer revolving credit facility (the “Broker Dealer Revolving Facility”) with a syndicate of lenders with a total aggregate committed amount of $500.0 million, subject to two borrowing bases, the proceeds of which may be used to finance the purchase and settlement of securities and to fund certain clearing deposits.  The Broker Dealer Revolving Facility is fully and unconditionally guaranteed by Virtu Financial and certain other affiliates and is secured by pledges of eligible securities and deposits.

The Company’s Board of Directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and restricted stock unit on November 7, 2017, payable on December 15, 2017 to holders of record as of the close of business on December 1, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the financial condition and results of operations covers the three and nine months ended September 30, 2017 and 2016, should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2016 on Form 10-K and those described in Part 2, Item 1A, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this quarterly report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2016 on Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	reduced levels of overall trading activity;
•	dependence upon trading counterparties and clearing houses performing their obligations to us;
•	failures of our customized trading platform;
•	risks inherent to the electronic market making business and trading generally;
•	increased competition in market making activities;
•	dependence on continued access to sources of liquidity;
•	risks associated with self‑clearing and other operational elements of our business;
•	compliance with laws and regulations, including those specific to our industry;
•	obligation to comply with applicable regulatory capital requirements;
•	litigation or other legal and regulatory‑based liabilities;
•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;
•	obligation to comply with laws and regulations applicable to our international operations;

•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;
•	need to maintain and continue developing proprietary technologies;
•	failure to maintain system security or otherwise maintain confidential and proprietary information;
•	the effect of the Acquisition of KCG (as defined below) on existing business relationships, operating results, and ongoing business operations generally;
•	the significant costs and significant indebtedness that we incurred in connection with the Acquisition of KCG, and the integration of KCG into our business;
•	the risk that we may encounter significant difficulties or delays in integrating the two businesses and the anticipated benefits, costs savings and synergies or capital release may not be achieved;
•	the assumption of potential liabilities relating to KCG’s business;
•	capacity constraints, system failures, and delays, including those which could arise in connection with the data center migration described in Part 2, Item 1A of this quarterly report;
•	dependence on third party infrastructure or systems;
•	use of open source software;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with international operations and expansion, including failed acquisitions or dispositions;
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

Basis of Preparation

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 ““Merger of Virtu Financial, Inc.and KCG Holdings Inc.” of Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Form 10-Q , we are accounting for the acquisition of KCG Holdings, Inc. (“KCG”) under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017 (the “Closing Date”), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition and results of operations for the periods following the Merger reflect KCG's and our balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As we are the accounting acquirer, the financial results for the three and nine months ended September 30, 2017 comprise our results for the entire applicable period and the results of KCG from the Closing Date through September 30, 2017. All periods prior to the Closing Date comprise solely our results.

Overview

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying competitive liquidity and execution services while at the same time earning attractive margins and returns.

We believe that technology-enabled market makers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by continuously posting bids and offers for financial instruments and thereby providing market participants a transparent and efficient means to transfer risk. All market participants benefit from the increased liquidity, lower overall trading costs and execution certainty that Virtu provides.

We refer to our traditional market making activities as being “market neutral”, which means that we are not dependent on the direction of a particular market and do not speculate. These activities are designed to minimize capital at risk at any given time by limiting the notional size of our positions. We avoid the risk of long or short positions in favor of earning small bid/ask spreads on large trading volumes across thousands of securities and financial instruments.

Our revenue generation is driven primarily by transaction volume across a broad range of securities, asset classes and geographies. We also generate revenue from interest and dividends on securities that we hold from time to time in connection with our market making activities. We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like Virtu to transact immediately.

As described in “Acquisition of KCG” below, on the Closing Date, we completed our acquisition of KCG Holdings.  KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and time zones. KCG combined advanced technology with specialized client service across market making, agency execution and trading venues and also engaged in principal trading via exchange-based electronic market making. KCG offered multiple access points to trade global equities, options, futures, fixed income, currencies and commodities via voice or automated.

Prior to the Acquisition of KCG, Virtu operated as a single reportable business segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017, Virtu has three operating segments: Market Making, Execution Services, and Corporate. Our management allocates resources, assesses performance and manages our business according to these segments:

•Market Making: As a market maker, Virtu provides deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and execution technology enables us to provide competitive bids and offers in over 19,000 securities, at over 235 venues, in 36 countries worldwide.

•Technology and Execution Services: includes agency execution services and trading venues, offering transparent trading in global equities, ETFs, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions. Agency based, execution-only trading in the segment is done primarily through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in Virtu BondPoint (our fixed income ECN) and in Virtu MatchIt (our Alternative Trading System (“ATS”) for U.S. equities,  We also earn technology services revenues by providing our proprietary technology infrastructure to select third parties.

•Corporate: Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

We believe that the most relevant asset class distinctions and venues for the markets we serve include the following:

Asset
Classes	Selected Venues in Which We Make Markets
Americas Equities	Aequitas Neo, BATS, BM&F Bovespa, CHX, CME, ICE, IEX, NASDAQ, NYSE, NYSE Arca, NYSE MKT, TMX, major private liquidity pools
Rest Of World (“ROW”) Equities

Amsterdam, Aquis, BATS Europe, Bolsa de Madrid, Borsa Italiana, Brussels, EUREX, Euronext -Paris, ICE Futures Europe, Johannesburg Stock Exchange, Lisbon, London Stock Exchange,  SIX Swiss Exchange, Turquoise Exchange, XETRA, OSE, SBI Japannext, SGX, TOCOM, TSE

Global Fixed Income, Currencies, Commodities (“FICC”), Options and Other	CME, EBS, ICE, ICE Futures Europe, NASDAQ Energy Exchange, SGX, TOCOM, Currenex, EBS, HotSpot, ICE, LMAX, Reuters/FXall, BOX, BrokerTec, CBOE, eSpeed, NYSE Arca Options, PHLX

Acquisition of KCG

On the Closing Date, the Company completed the all-cash acquisition (the “Acquisition”) of KCG. Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG, Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the financing of the Acquisition, on the Closing Date, the Company issued to (i) Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek, 6,346,155 shares of the Company’s Class A Common Stock for an aggregate purchase price of approximately $99.0 million and (ii) North Island Holdings I, LP (“NIH”) 39,725,979 shares of the Company Class A Common Stock for an aggregate purchase price of approximately $613.5 million. On August 10, 2017, the Company issued additional 1,666,666 shares and 338,124 shares of the Company Class A Common Stock to Aranda and NIH respectively, for an aggregate additional purchase price of approximately $26.0 million and $5.2 million, respectively.

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

Components of Our Results of Operations

The following table sets forth: (i) Total revenue, (ii) Total operating expenses and (iii) Income (loss) before income taxes and noncontrolling interest of our segments and on a consolidated basis (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Market Making
Total revenue	$228,582	$161,977	$514,823	$524,503
Total operating expenses	247,904	125,089	497,582	385,931
Income (loss) before income taxes and noncontrolling interest	(19,322)	36,888	17,241	138,572
Global Execution Services
Total revenue	39,077	2,931	44,964	7,224
Total operating expenses	45,094	1,323	49,877	4,028
Income (loss) before income taxes and noncontrolling interest	(6,017)	1,608	(4,913)	3,196
Corporate
Total revenue	3,627	(102)	3,674	(102)
Total operating expenses	24,783	520	33,423	676
Income (loss) before income taxes and noncontrolling interest	(21,156)	(622)	(29,749)	(778)
Consolidated
Total revenue	271,286	164,806	563,461	531,625
Total operating expenses	317,781	126,932	580,882	390,635
Income (loss) before income taxes and noncontrolling interest	$(46,495)	$37,874	$(17,421)	$140,990

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenues:
Trading income, net	$203,907	$156,706	$479,644	$509,542
Interest and dividends income	20,430	5,271	30,933	14,961
Commissions, net and technology services	43,351	2,931	49,237	7,224
Other, net	3,598	(102)	3,647	(102)
Total revenue	271,286	164,806	563,461	531,625

Operating Expenses:
Brokerage, exchange and clearance fees, net	64,584	52,118	170,253	167,416
Communication and data processing	45,998	17,903	83,190	53,578
Employee compensation and payroll taxes	72,341	20,816	111,053	64,182
Payments for order flow	12,071	—	12,071	—
Interest and dividends expense	31,242	15,615	58,456	43,249
Operations and administrative	24,183	5,543	38,107	16,198
Depreciation and amortization	15,602	7,158	29,157	22,685
Amortization of purchased intangibles and acquired capitalized software	6,440	53	6,546	159
Debt issue cost related to debt refinancing	4,869	—	9,351	—
Transaction advisory fees and expenses	15,677	—	24,188	155
Reserve for legal matter	—	—	(2,176)	—
Charges related to share based compensation at IPO	181	333	545	1,444
Financing interest expense on long-term borrowings	24,593	7,393	40,141	21,569
Total operating expenses	317,781	126,932	580,882	390,635
Income (loss) before income taxes and noncontrolling interest	(46,495)	37,874	(17,421)	140,990
Provision for (benefit from) income taxes	(6,505)	4,851	(2,918)	17,325
Net income (loss)	(39,990)	$33,023	$(14,503)	$123,665

Total Revenues

The majority of our revenue is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the sale of licensed technology services revenue generated by using our proprietary technology to provide technology infrastructure and agency execution services to select third parties. Following the Acquisition, we also earn commissions and commission equivalents from executing trades on behalf of institutional clients.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in Americas, EMEA and APAC equities, global currencies, global commodities, including energy and metals, and options, fixed income and other securities. Trading income, net, includes trading income earned from bid/ask spreads. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for approximately 75% and 95% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 85% and 96% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.

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

Commissions, Net and Technology Services. Technology services revenues include technology licensing fees and agency commission fees. Technology licensing fees are charged for the licensing of our proprietary technology and the provision of related services, including hosting, management and support. These fees include an up-front component and a recurring fee for the relevant term, which may include both a fixed and variable component. Revenue is recognized ratably for these services over the contractual term of the agreement. We began providing technology licensing services to a third party in 2013 pursuant to a three-year arrangement, which was renewed for one year on the same terms except for the up-front component in January 2016. In July 2016, we entered into a separate three-year arrangement with another third party to provide technology services.

Agency commission fees are charged for agency trades executed by us on behalf of third party broker dealers, institutions and other financial institutions. We began providing agency execution services in April 2016, and revenue is recognized on a trade date basis based on the trade volume executed. . Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions. Commissions and fees are primarily affected by changes in our equity, fixed income and futures transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.

Other, Net. In July 2016, we made a minority investment in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo, for $38.8 million, which was substantially paid in Japanese Yen. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds of ¥3.5 billion to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates in Other, net.

As discussed in Note 2 of Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Form 10-Q, we own interests in two JVs and we record our pro-rata share of the JVs earnings or losses within Other, net.

Operating Expenses

Brokerage, Exchange and Clearance Fees, Net. Brokerage, exchange and clearance fees are generally our most significant expense and include the direct expenses of executing and clearing transactions we consummate in the course of our market making activities. Brokerage, exchange and clearance fees include fees paid to various prime brokers, exchanges and clearing firms for services such as execution of transactions, prime brokerage fees, access fees and clearing expenses. These expenses generally increase and decrease in direct correlation with the level of trading activity, or volumes, in the markets we serve. Execution fees are paid primarily to exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Rebates based on volume discounts, credits or payments received from exchanges or other market places are netted against brokerage, exchange and clearance fees.

Payments for Order Flow. Payments for order flow is a result of the Acquisition of KCG, and it primarily represent payments to broker dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Employee Holdco, which formerly held corresponding Class A-2 profits interests in

Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $1.8 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively and $4.5 million and $8.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight-line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight-line basis over a period of 1.4 to 3.0 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the term of the lease.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of $1.9 million, $2.0 million and $156.3 million of assets acquired in connection with the acquisitions of certain assets from Nyenburgh Holding B.V., Teza and KCG, respectively. These assets are amortized over their useful lives, ranging from 1.4 to 17 years, except for certain assets which were categorized as indefinite useful live.

Debt Issue Costs Related to Debt Refinancing. The financing of our long-term borrowings has resulted in, and may in the future result in the acceleration of debt issue costs incurred at issuance and originally scheduled to be amortized over the life of the loan.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by the Company in connection with the Acquisition of KCG.

Reserve for Legal Matter. In December 2015 the enforcement committee of the Autorité des marchés financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, the Company accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF. The Company’s management believes that the relevant trading engaged in by the subsidiary of MTH was conducted in accordance with applicable French law and regulations and the Company is pursuing its rights of appeal. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 million and accordingly the Company has accrued €3.3 million (approximately $3.9 million), which has been recorded under operations and administrative expense in the condensed consolidated statement of comprehensive income (loss), and the Company continues to pursue its rights to appeal.  Additionally, prior to the Acquisition, a subsidiary of KCG was fined €0.4 million (approximately $0.5 million) by the AMF’s enforcement committee. This amount was recorded as a reserve by KCG and was included as a liability as of the Closing Date as this fine has not yet been invoiced or paid. Subject to the foregoing, based on information currently available, at present management believes it is not probable that the resolution of any known matters will result in a material adverse effect on the Company’s financial position, although they might be material for the Company’s results of operations or cash  flows for any particular reporting period.

Charges Related to Share Based Compensation at IPO. At the consummation of the IPO and through the period ended September 30, 2017, we recognized non-cash compensation expenses in respect of the outstanding time vested Class B and East MIP Class B interests, net of capitalization and amortization of costs incurred attributable to employees engaged in development of software for internal use, as discussed in Note 15 to the notes to the condensed consolidated financial statements.

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

Non-GAAP Financial Measures and Other Items

To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use the following non-GAAP measures of financial performance:

•

“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or trading income, net, plus commissions, net and technology services, interest and dividends income and expense, net, less direct costs associated with those revenues, including brokerage, exchange and clearance fees, net. Management believes that this measurement is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on long-term borrowings, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, equipment write-off, share based compensation charges related to share based compensation at IPO, the 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

•

“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A common stock, and applying a corporate tax rate between 35.5% and 37%.

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

The following tables reconcile condensed consolidated statements of comprehensive income (loss) to arrive at EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$203,907	$156,706	$479,644	$509,542
Interest and dividends income	20,430	5,271	30,933	14,961
Commissions, net and technology services	43,351	2,931	49,237	7,224
Brokerage, exchange and clearance fees, net	(64,584)	(52,118)	(170,253)	(167,416)
Payments for order flow	(12,071)	—	(12,071)	—
Interest and dividends expense	(31,242)	(15,615)	(58,456)	(43,249)
Adjusted Net Trading Income	$159,791	$97,175	$319,034	$321,062

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income (loss)	$(39,990)	$33,023	$(14,503)	$123,665
Financing interest expense on long-term borrowings	24,593	7,393	40,141	21,569
Debt issue cost related to debt refinancing	4,869	—	9,351	—
Depreciation and amortization	15,602	7,158	29,157	22,685
Amortization of purchased intangibles and acquired capitalized software	6,440	53	6,546	159
Provision (benefit) for Income Taxes	(6,505)	4,851	(2,918)	17,325
EBITDA	$5,009	$52,478	$67,774	$185,403

Severance	9,295	77	10,172	270
Reserve for legal matter	—	—	(2,176)	—
Transaction advisory fees and expenses	15,677	521	24,188	676
Termination of office leases	1,811	—	1,811	(319)
Acquisition related retention bonus	23,050	—	23,050	—
Trading related settlement income	—	(2,975)	—	(2,975)
Other, net	(300)	102	(289)	102
Equipment write-off	544	—	544	428
Share based compensation	2,270	4,892	17,102	14,587
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,336	1,512	4,134	4,212
Charges related to share based compensation awards at IPO	181	333	545	1,444
Adjusted EBITDA	$58,873	$56,940	$146,855	$203,828

Selected Operating Margins
Net Income Margin (1)	(25.0)%	34.0%	(4.5)%	38.5%
EBITDA Margin (2)	3.1%	54.0%	21.2%	57.7%
Adjusted EBITDA Margin (3)	36.8%	58.6%	46.0%	63.5%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.
(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands, except share and per share data)
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$(39,990)	$33,023	$(14,503)	$123,665
Provision for (benefit from) income taxes	(6,505)	4,851	(2,918)	17,325
Income (loss) before income taxes	(46,495)	37,874	(17,421)	140,990
Amortization of purchased intangibles and acquired capitalized software	6,440	53	6,546	159
Financing interest expense related to KCG transaction	3,010	—	4,626	—
Debt issue cost related to debt refinancing	4,869	—	9,351	—
Severance	9,295	77	10,172	270
Reserve for legal matter	—	—	(2,176)	—
Transaction advisory fees and expenses	15,677	521	24,188	676
Termination of office leases	1,811	—	1,811	(319)
Equipment write-off	1,075	—	2,177	428
Acquisition related retention bonus	23,050	—	23,050	—
Trading related settlement income	—	(2,975)	—	(2,975)
Other, net	(300)	102	(289)	102
Share based compensation	2,270	4,892	17,102	14,587
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,336	1,512	4,134	4,212
Charges related to share based compensation awards at IPO	181	333	545	1,444
Normalized Adjusted Net Income before income taxes	22,219	42,389	83,816	159,574
Normalized provision for income taxes (1)	8,221	15,048	31,012	56,649

Normalized Adjusted Net Income	$13,998	$27,341	$52,804	$102,925

Weighted Average Adjusted shares outstanding (2)	178,490,856	139,687,848	152,812,060	139,685,124

Normalized Adjusted EPS	$0.08	$0.20	$0.35	$0.74

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of between 35.5% and 37%..
(2)

Assumes that (1) holders of all vested and unvested Virtu Financial Units (together with corresponding shares of Class C common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class A common stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of Class D common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class B common stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three and nine months ended September 30, 2017 and 2016.

The following table shows our Trading Income, Net, average daily Trading Income, Net, Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three and nine months ended September 30, 2017 and 2016.

(in thousands, except percentages)	Three Months Ended September 30,
Adjusted Net Trading Income by Category:	2017	2016	% Change
Market Making:
Americas Equities	$82,588	$24,737	233.9%
ROW Equities	16,995	20,790	(18.3)%
Global FICC, Options and Other	32,204	45,327	(29.0)%
Unallocated (1)	242	3,390	NM
Total market making	$132,029	$94,244	40.1%

Execution Services	28,229	2,931	863.1%

Corporate	(467)	-	NM

Adjusted Net Trading Income	$159,791	$97,175	64.4%

(in thousands, except percentages)	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Category:	2017	2016	% Change
Market Making:
Americas Equities	$1,311	$387	239.1%
ROW Equities	270	325	(17.0)%
Global FICC, Options and Other	511	708	(27.8)%
Unallocated (1)	4	53	NM
Total market making	$2,096	$1,473	42.3%

Execution Services	448	46	878.4%

Corporate	(7)	-	NM

Adjusted Net Trading Income	$2,536	$1,518	67.0%

(in thousands, except percentages)	Nine Months Ended September 30,
Adjusted Net Trading Income by Category:	2017	2016	% Change
Market Making:
Americas Equities	$134,590	$92,837	45.0%
ROW Equities	57,443	73,536	(21.9)%
Global FICC, Options and Other	97,145	151,319	(35.8)%
Unallocated (1)	(3,794)	(3,854)	NM
Total market making	$285,384	$313,838	(9.1)%

Execution Services	34,117	7,224	372.3%

Corporate	(467)	-	NM

Adjusted Net Trading Income	$319,034	$321,062	(0.6)%

(in thousands, except percentages)	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Category:	2017	2016	% Change
Market Making:
Americas Equities	$716	$491	45.7%
ROW Equities	306	389	(21.5)%
Global FICC, Options and Other	517	801	(35.5)%
Unallocated (1)	(20)	(20)	NM
Total market making	$1,518	$1,661	(8.6)%

Execution Services	181	38	374.8%

Corporate	(2)	-	NM

Adjusted Net Trading Income	$1,697	$1,699	(0.1)%

(1)

Under our methodology for recording “trading income, net” in our condensed consolidated statements of comprehensive income (loss), we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by asset class, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation can defer or accelerate the amount in a particular asset class from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that ANTI by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, Net, calculated in accordance with GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total Revenues

Our total revenues increased $106.5 million, or 64.6%, to $271.3 million for the three months ended September 30, 2017, compared to $164.8 million for the three months ended September 30, 2016. This increase was primarily attributable to the Acquisition of KCG.

	For the three months ended September 30,
(in thousands, except for percentage)	2017	2016	% Change
Market Making
Trading revenues, net	$206,542	$156,706	31.8%
Interest and dividends income	20,056	5,271	280.5%
Commissions, net and technology services	1,563	-	NM
Other, net	421	-	NM
Total revenues from Market Making	$228,582	$161,977	41.1%

Execution Services
Trading revenues, net	$(3,342)	$-	NM
Interest and dividends income	104	-	NM
Commissions, net and technology services	41,788	2,931	1325.7%
Other, net	527	-	NM
Total revenues from Execution Services	$39,077	$2,931	1233.2%

Corporate
Trading revenues, net	$707	$-	NM
Interest and dividends income	270	-	NM
Commissions, net and technology services	-	-	NM
Other, net	2,650	(102)	NM
Total revenues from Corporate	$3,627	$(102)	NM

Trading Income, Net. Trading income, net, primarily related to our Market Making segment. Trading income, net increased $47.2 million, or 30.1%, to $203.9 million for the three months ended September 30, 2017, compared to $156.7 million for the three months ended September 30, 2016. The increase was primarily attributable to the Acquisition of KCG, offset by the effect of decreased market volume and volatility across major asset categories. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income, which his primarily recorded in our Market Making segment, increased $15.1 million, or 284.9%, to $20.4 million for the three months ended September 30, 2017, compared to $5.3 million for the three months ended September 30, 2016. This increase was primarily attributable to the Acquisition of KCG and higher interest income earned on cash collateral posted as part of the securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and Technology Services. Commissions, net and technology services revenues are primarily earned by our Execution Services segment. Such revenues include technology licensing fees and agency commission fees, Commissions, net and technology services increased $40.5 million, or 1,396.6%, to $43.4 million for the three months ended September 30, 2017, compared to $2.9 million for the three months ended September 30, 2016.  The increase was primarily attributable to the Acquisition of KCG, as well as agency fee revenues arising from new customers we onboarded.

Other, net. Other, net revenue is primarily recorded in our Corporate segment. Other, net was $3.6 million for the three months ended September 30, 2017 as compared to a loss of $0.1 million for the three months ended September 30, 2016. The increase in revenue recorded in Other, net was primarily a result of the Acquisition of KCG, which recorded revenue related to our microwave JV. Other, net also include revenue or loss incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $(0.3) million and $0.3 million, respectively, for the three months ended September 30, 2017. There were no such revenue or losses for the three months ended September 30, 2016.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $62.6 million to $159.8 million for the three months ended September 30, 2017, compared to $97.2 million for the three months ended September 30, 2016. This increased compared to the prior period reflects increase (decrease) in Adjusted Net Trading Income in the following categories: $57.9 million from Americas Equities, $(3.8) million from Rest of World (“ROW”) equities , $(13.1) million from Global FICC, Options and Other, and $(3.1) million of unallocated.  Adjusted Net Trading Income related to execution services increased $25.3 million to $28.2 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016.

The overall increase in Adjusted Net Trading Income was primarily attributable to the Acquisition of KCG, offset by the effect of less favorable conditions across all asset classes as a result of lower levels of volume and volatility within the equities, currencies, and commodities markets that persisted throughout the three months ended September 30, 2017.  Adjusted Net Trading Income per day increased $1.0 million to $2.5 million for the three months ended September 30, 2017, compared to $1.5 million for the three months ended September 30, 2016. The number of trading days for the three months ended September 30, 2017 and 2016 were each 63.

Operating Expenses

Our operating expenses increased $190.9 million, or 150.4%, to $317.8 million for the three months ended September 30, 2017, compared to $126.9 million for the three months ended September 30, 2016. This increase was primarily due to an increase in expenses as a result of the Acquisition of KCG. Specifically we recorded increases in employee compensation and payroll taxes of $51.5 million, $12.1 million in payments for order flow,  $4.8 million of debt issue cost related to debt refinancing, and $15.7 million of transaction advisory fees and expenses related to the Acquisition of KCG. The increase was also attributable to increases in communication and data processing of $28.1 million, in interest and dividend expense of $15.6 million, in operating and administrative expense of $18.7 million, in financing interest expense on long term borrowings of $17.2 million, in brokerage, exchange, and clearance fees of $12.5 million, in depreciation and amortization expense of $8.4 million. these increases were partially offset by decrease in charges related to share based compensation at IPO of $0.1 million. Amortization of purchased intangibles and acquired capitalized software increased to $6.4 million for the three months ended September 30, 2017 compared to $0.1 million for the three months ended September 30, 2016 as a result of the amortization of intangibles resulting from the Acquisition of KCG.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $12.5 million, or 24.0%, to $64.6 million for the three months ended September 30, 2017, compared to $52.1 million for the three months ended September 30, 2016. This increase was primarily attributable to the increases in market volume and volatility traded in the Americas equities, EMEA equities, APAC equities, Global Commodities, and Global Currencies instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Payments for order flow.  Payments for order flow were $12.1 million for the three months ended September 30, 2017 and were primarily attributable to the Acquisition of KCG. There were no payments for order flow for the three months ended September 30, 2016. Payments for order flow primarily represent payments to broker dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Communication and Data Processing. Communication and data processing expense increased $28.1 million, or 157.0%, to $46.0 million for the three months ended September 30, 2017, compared to $17.9 million for the three months ended September 30, 2016. This increase was primarily due to commencement of new connectivity connections, as well as increases in market data fees. The increase was partially offset by reductions in discontinued connectivity connections.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $51.5 million, or 247.6%, to $72.3 million for the three months ended September 30, 2017, compared to $20.8 million for the three months ended September 30, 2016. The increase in compensation levels was primarily attributable to the increased headcount as a result of the Acquisition of KCG. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion.

Interest and Dividends Expense. Interest and dividends expense increased $15.6 million, or 100.0%, to $31.2 million for the three months ended September 30, 2017, compared to $15.6 million for the three months ended September 30, 2016. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $18.7 million, or 340.0%, to $24.2 million for the three months ended September 30, 2017, compared to $5.5 million for the three months ended September 30, 2016. The increase was primarily attributable to the increase in legal and other professional fees resulting from the Acquisition of KCG during the three months ended September 30, 2017.

Depreciation and Amortization. Depreciation and amortization increased $8.4 million, or 116.7%, to $15.6 million for the three months ended September 30, 2017, compared to $7.2 million for the three months ended September 30, 2016. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized increased to $6.4 million for the three months ended September 30, 2017, compared to $0.1 million for the three months ended September 30, 2016.This increase was primarily attributable to acquired intangibles in connection with the Acquisition of KCG and the Teza acquisition.

Debt Issue Costs Related to Debt Refinancing. Expense from debt issue costs related to debt refinancing was $4.9 million for the three months ended September 30, 2017. These costs reflect $4.9 million acceleration of debt issue costs associated with making a $200 million voluntary prepayment on our senior secured first lien term loan. We had no such expense during the three months ended September 30, 2016.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses increased $15.7 million for the three months ended September 30, 2017, compared to $0.5 million for the three months ended September 30, 2016. The increase reflects nonrecurring professional fees incurred in connection with the KCG Acquisition.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.2 million, or 46.0%, to $0.2 million for the three months ended September 30, 2017, compared to $0.3 million for the three months ended September 30, 2016. The decrease was primarily attributable to the fact that certain Class B and East MIP Class B interests became fully vested, and as well as to the difference in forfeitures incurred in 2017 versus 2016. We recognized $0.19 million of charges, net of forfeitures, related to share based compensation at IPO, and approximately $0.17 million in respect of the outstanding time vested Class B and East MIP Class B interests, and approximately $0.02 million amortization of capitalized costs attributable to employees incurred in development of software for internal use.

Financing Interest Expense on Long Term Borrowings.  Financing interest expense on senior secured credit facility increased $17.2 million, or 232.4%, to $24.6 million for the three months ended September 30, 2017, compared to $7.4 million for the three months ended September 30, 2016. This increase was due to the refinancing to the senior secured first lien term loan and offering of the senior secured second lien notes, as discussed in Note 9 to the notes of the condensed consolidated financial statements. The increase in financing interest expense was primarily attributable to the increase in long-term borrowings outstanding principal.

Provision for (Benefit from) Income Taxes

Following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was a benefit of $(6.5) million for the three months ended September 30, 2017, compared to a provision of $4.9 million for the three months ended September 30, 2016. The decrease in provision for income taxes was primarily attributable to the decrease in income before income taxes and noncontrolling interest.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total Revenues

Our total revenues increased $31.9 million, or 6.0%, to $563.5 million for the nine months ended September 30, 2017, compared to $531.6 million for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in Commission, net and technology services of $42.0 million and an increase in interest and dividends income of $15.9 million, partially offset by a decrease in trading income, net, of $29.9 million.

	For the nine months ended September 30,
(in thousands, except for percentage)	2017	2016	% Change
Market Making
Trading revenues, net	$482,281	$509,542	-5.4%
Interest and dividends income	30,558	14,961	104.3%
Commissions, net and technology services	1,563	-	NM
Other, net	421	-	NM
Total revenues from Market Making	$514,823	$524,503	-1.8%

Execution Services
Trading revenues, net	$(3,341)	$-	NM
Interest and dividends income	104	-	NM
Commissions, net and technology services	47,674	7,224	559.9%
Other, net	527	-	NM
Total revenues from Execution Services	$44,964	$7,224	522.4%

Corporate
Trading revenues, net	$704	$-	NM
Interest and dividends income	271	-	NM
Commissions, net and technology services	-	-	NM
Other, net	2,699	(102)	NM
Total revenues from Corporate	$3,674	$(102)	NM

Trading Income, Net. Trading income, net, primarily relate to our Market Making segment. Trading income, net decreased $29.9 million, or 5.9%, to $479.6 million for the nine months ended September 30, 2017, compared to $509.5 million for the nine months ended September 30, 2016. The decrease was primarily attributable to the decreased market volume and volatility across major asset categories and was offset, in part, by the effect of the Acquisition of KCG. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income, which was primarily recorded in our Market Making segment, increased $15.9 million, or 106.0%, to $30.9 million for the nine months ended September 30, 2017, compared to $15.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to the Acquisition of KCG and higher interest income earned on cash collateral posted as part of securities borrowed transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and Technology Services. Commissions, net and technology services revenues are primarily earned by our Execution Services segment. Such revenues include technology licensing fees and agency commission fees. Commissions, net and technology services revenues increased $42.0 million, or 583.3%, to $49.2 million for the nine months ended September 30, 2017, compared to $7.2 million for the nine months ended September 30, 2016.  The increase was primarily attributable to the Acquisition of KCG, as well as agency fee revenues arising from new customers we onboarded.

Other, net. Other, net revenue is primarily recorded in our Corporate segment. Other, net, was $3.6 million for the nine months ended September 30, 2017 as compared to a loss of $0.1 million for the nine months ended September 30, 2016.  The increase in revenue recorded in Other, net was primarily a result of the Acquisition of KCG, which resulted in recording revenue related to our microwave JV.  Other, net also includes revenue earned or loss incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $1.2 million and $(1.2) million, respectively, for the nine months ended September 30, 2017, and $1.4 million and $(1.5) million for the nine months ended September 30, 2016..

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $2.0 million, or 0.6%, to $319.0 million for the nine months ended September 30, 2017, compared to $321.1 million for the nine months ended September 30, 2016. This slight decrease compared to the prior period reflects increases (decreases) in Adjusted Net Trading Income in the following categories: $41.8 million from Americas equities, $(16.1)  million from ROW equities, $(54.2) million from Global FICC, Options and Other. Adjusted Net Trading Income related to execution services increased $26.9 million to $34.1 million for the nine months ended September 30, 2017 from $7.2 million for the nine months ended September 30, 2016.

The slight decrease in Adjusted Net Trading Income was primarily attributable to less favorable conditions across all asset classes as a result of lower levels of volume and volatility within the equities, currencies, and commodities markets that persisted throughout the nine months ended September 30, 2017, offset largely by the effect of the Acquisition of KCG. Adjusted Net Trading Income per day was essentially flat; $1.70 million for the nine months ended September 30, 2017 and 2016. The number of trading days were 188 and 189 for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses

Our operating expenses increased $190.3 million, or 48.7%, to $580.9 million for the nine months ended September 30, 2017, compared to $390.6 million for the nine months ended September 30, 2016. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $2.9 million, employee compensation and payroll taxes of $46.9 million, interest and dividend expense of $15.3 million, depreciation and amortization expense of $6.5 million, in communication and data processing of $29.6 million, debt issue cost related to debt of $9.4 million, transaction advisory fees and expenses of $24.0 million, operating and administrative expenses of $21.9 million, and financing interest expense on long term borrowings of $18.5 million. Amortization of purchased intangibles and acquired capitalized software increased to $6.3 million for the nine months ended September 30, 2017 compared to $0.2 million for the nine months ended September 30, 2016 as a result of the amortization of intangible resulting from the Acquisition of KCG. Payments for order flow was $12.1 million for the nine months ended September 30, 2017 as a result from the Acquisition of KCG, we had no such expense for the nine months ended September 30, 2016.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $2.9 million, or 1.7%, to $170.3 million for the nine months ended September 30, 2017, compared to $167.4 million for the nine months ended September 30, 2016. This increase was primarily attributable to the increase in trading activities as a of the Acquisition of KCG, which was offset by the decreases in market volume and volatility traded across various instruments in which we make markets. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Payments for Order Flow.  Payments for order flow were $12.1 million for the nine months ended September 30, 2017, and was primarily attributable to the Acquisition of KCG. There were no payments for order flow for the nine months ended September 30, 2016. Payments for order flow primarily represent payments to broker dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Communication and Data Processing. Communication and data processing expense increased $29.6 million, or 55.2%, to $83.2 for the nine months ended September 30, 2017, compared to $53.6 million for the nine months ended September 30, 2016. This increase was primarily due to new connectivity connections, market data, and software subscriptions as a result of the Acquisition of KCG. The increase was partially offset by reductions in expenses due to cancellation and discontinuance of connectivity connections, market data and software subscriptions.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $46.9 million, or 73.1%, to $111.1 million for the nine months ended September 30, 2017, compared to $64.2 million for the nine months ended September 30, 2016. The increase in compensation levels was primarily attributable to the increased headcount as a result of the Acquisition of KCG. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion.

Interest and Dividends Expense. Interest and dividends expense increased $15.3 million, or 35.4%, to $58.5 million for the nine months ended September 30, 2017, compared to $43.2 million for the nine months ended September 30, 2016. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $21.9 million, or 135.2%, to $38.1 million for the nine months ended September 30, 2017, compared to $16.2 million for the nine months ended September 30, 2016. The increase was primarily attributable to increase in legal and other professional fees resulting from the Acquisition of KCG.

Depreciation and Amortization. Depreciation and amortization increased $6.5 million, or 28.6%, to $29.2 million for the nine months ended September 30, 2017, compared to $22.7 million for the nine months ended September 30, 2016. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software increased $6.3 million for the nine months ended September 30, 2017, compared to $0.2 million for the nine months ended September 30, 2016. This increase was primarily attributable to acquired intangibles in connection with the Acquisition of KCG and the Teza acquisition.

Debt Issue Costs Related to Debt Refinancing. Expense from debt issue costs related to debt refinancing was $9.4 million for the nine months ended September 30, 2017. These costs reflect $4.5 million of expense incurred from refinancing of our senior secured first lien term loan and senior secured second lien notes in June 2017; and $4.9 million acceleration of debt issue costs associated with making a $200 million voluntary prepayment on our senior secured first lien term loan. We had no such expense during the nine months ended September 30, 2016.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses increased $24.0 million, to $24.2 million for the nine months ended September 30, 2017, compared to $0.2 million for the nine months ended September 30, 2016. The increase primarily reflects nonrecurring professional fees incurred in connection with the KCG Acquisition.

Reserve for Legal Matter. In December 2015, the enforcement committee of the Autorité des marchés financiers (“AMF”) fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, we have accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million) as a result of an appeal against the AMF. The adjustment related to the reserve for this legal matter was a decrease of  €2.0 million (approximately $2.2 million) during the nine months ended September 30, 2017. We had no such adjustment during the nine months ended September 30, 2016.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.9 million, to $0.5 million for the nine months end September 30, 2017, compared to the $1.4 million for the nine months ended September 30, 2016. The decrease was primarily attributable to the fully vesting of certain Class B and East MIP Class B interests.

Financing Interest Expense on Long Term Borrowings. Financing interest expense on long-term borrowings increased $18.5 million, or 85.6%, to $40.1 million for the nine months ended September 30, 2017, compared to $21.6 million for the nine months ended September 30, 2016. This increase was due to the refinancing of the senior secured first lien term loan and the offering of the senior secured second lien notes, as discussed in Note 9 to the notes to the condensed consolidated financial statements. The increase in financing interest expense was primarily attributable to the increase in long-term borrowings outstanding principal from $565.0 million as of December 31, 2016 to $1,481.1 million as of September 30, 2017.

Provision for (Benefit from) Income Taxes

However, following the consummation of the Reorganization Transactions and the IPO, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was a benefit of $(2.9) million for the nine months ended September 30, 2017, compared to a provision of $17.3 million for the nine months ended September 30, 2016. The decrease in provision for income taxes of $20.2 million, or 116.8%, was primarily attributable to the decrease in the income before income taxes and noncontrolling interest.

Liquidity and Capital Resources

General

As of September 30, 2017, we had $558.0 million in cash and cash equivalents. Cash and cash equivalents are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of September 30, 2017, we had borrowings under our short-term credit facilities of approximately $159.1 million, borrowings under broker dealer facilities of $15.0 million, and long-term debt borrowing outstanding in an aggregate principal amount of approximately $1481.1 million.  As of September 30, 2017, our regulatory capital requirements for domestic U.S. subsidiaries were $3.0 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain a committed revolving credit facility for Virtu Financial BD LLC (“VFBD”), one of our wholly owned broker-dealer subsidiaries. Effective July 18, 2016, we entered into an amendment to extend the term of the committed broker dealer credit facilities, to July 17, 2017, as discussed in Note 9 of the accompanying condensed consolidated financial statements.

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

Regulatory Capital Requirements

Certain of our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. VFBD, Virtu Financial Capital Markets LLC (“VFCM”), Virtu Americas LLC, which became an indirect subsidiary of Virtu following the Acquisition, are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and FINRA. VFIL is a registered investment firm under the Market in Financial Instruments Directive, and its primary regulator is the Central Bank of Ireland.

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

The following table sets forth the regulatory capital level, requirement and excess for domestic U.S. subsidiaries as of September 30, 2017.

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Americas LLC	$368,138	$1,000	$367,138
Virtu Financial BD LLC	48,308	1,000	47,308
Virtu Financial Capital Markets LLC	11,563	1,000	10,563

Broker-Dealer Credit Facilities

We are a party to two secured credit facilities with the same financial institution to finance overnight securities positions purchased as part of its ordinary course broker‑dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis and is available for borrowings by our broker‑dealer subsidiaries up to a maximum amount of $125.0 million. In connection with this credit facility, we entered into demand promissory notes dated February 20, 2013. The loans provided under the Uncommitted Facility are collateralized by our broker‑dealer trading and deposit accounts with the same financial institution and, bear interest at a rate set by the financial institution on a daily basis 2.16% at September 30, 2017 and 1.66% at December 31, 2016). The Uncommitted Facility has a 364‑day term. We are a party to another facility (the “Committed Facility”) with the same financial institution dated July 22, 2013 and subsequently amended on March 26, 2014, July 21, 2014, April 24, 2015, and July 18, 2016, which is provided on a committed basis and is available for borrowings by one of our broker‑dealer subsidiaries up to a maximum of the lesser of $75.0 million or an amount determined based on agreed advance rates for pledged securities. Borrowings under this facility are used to finance the purchase and settlement of securities and bear interest at the adjusted LIBOR rate or base rate, plus a margin of 1.25% per annum. A commitment fee of 0.25% per annum on the average daily unused portion of this facility is payable quarterly in arrears. This facility requires, among other items, maintenance of minimum net worth, minimum excess net capital and a maximum total assets to equity ratio.

Short-Term Credit Facilities

We maintain short-term credit facilities with various prime brokers and other financial institutions from which we receive execution or clearing services.  The proceeds of these facilities are used to meet margin requirements associated with the products traded by us in the ordinary course, and amounts borrowed are collateralized by our trading accounts with the applicable financial institution.  The aggregate amount available for borrowing under these facilities was $543.0 million and $493.0 million, the outstanding principal was $159.1 million and $309.1 million, and borrowings bore interest at a weighted average interest rate of 3.56% and 3.12% per annum, as of September 30, 2017, and December 31, 2016, respectively.  Interest expense in relation to the facilities for the three months ended September 30, 2017 and 2016 was approximately $1.4 million and $1.8 million, respectively, and, for the nine months ended September 30, 2017 and 2016, interest expense was approximately $4.8 million and $5.0 million, respectively.

SBI Bonds

VFH Parent LLC, Virtu Financial’s wholly owned subsidiary (“VFH”) issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd., in July 2016. The SBI Bonds were issued bearing interest at the rate per annum of 4.0% with the scheduled maturity on January 6, 2020.  The rate per annum was increased pursuant to the terms and conditions of the SBI Bonds to 5.0% as of October 27, 2016.  The aggregate principal balance was ¥3.5 billion (approximately $31.1 million) as of September 30, 2017.

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

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$215,771	$187,142
Investing activities	(826,458)	(53,731)
Financing activities	980,151	(152,430)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,300	1,783
Net increase in cash, cash equivalents, and restricted cash	$377,764	$(17,236)

Operating Activities

Net cash provided by operating activities was $215.8 million for the nine months ended September 30, 2017, compared to $187.1 million for the nine months ended September 30, 2016. The increase of $28.7 million in net cash provided by operating activities was mainly attributable to operating cash flows resulting from the Acquisition of KCG, offset by the effect of a net loss for the nine months ended September 30, 2017 which was attributable to the factors discussed earlier in this document..

Investing Activities

Net cash used in investing activities was $826.5 million for the nine months ended September 30, 2017, compared to $53.7 million for the nine months ended September 30, 2016.  The increase of $772.8 million was primarily attributable to the $799.3 million Acquisition of KCG and the $5.7 million acquisition of select strategic telecommunications assets from Teza Technologies.

Financing Activities

Net cash provided in financing activities was $980.2 million for the nine months ended September 30, 2017 and net cash used in financing activities was $152.4 million for the nine months ended September 30, 2016. The increase in cash provided by financing activities of $1,132.6 million was primarily attributable to refinancing of our long-term borrowings, which provided an increase in total proceeds of $1,115.0 million during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations, or in cash flows for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016.

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

Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing the net income (loss) available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future under our share based compensation plans, with no adjustments to net income (loss) available for common stockholders for dilutive potential common shares.

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

Commissions, net

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and technology services in the condensed consolidated statements of comprehensive income.

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

Capitalized software development costs and related accumulated amortization are included in property, equipment and capitalized software in the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.4 to 3 years, which represents the estimated useful lives of the underlying software.

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

Certain of our wholly owned subsidiaries are subject to income taxes in foreign jurisdictions. The provision for (benefit from) income tax is comprised of current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of our acquisitions. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Prior to the Acquisition, we managed and operated as one business, and accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017, we have three operating segments: (i) Market Making; (ii)  Execution Services; and (iii) Corporate. We allocate goodwill to the new reporting units using a relative fair value approach. In addition, we perform an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2017, the primary valuation method used to estimate the fair value of the reporting unit was the market capitalization approach based on the market price of our Class A common stock, which the management believes to be an appropriate indicator of its fair value.

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

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (ASC) 815 Derivatives and Hedging. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying condensed statements of comprehensive income (loss). Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our condensed consolidated statements of comprehensive income (loss) and changes in equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro.

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

For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the condensed consolidated statements of financial condition.  Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2017 and December 31, 2016 was $3.00 billion and $1.83 billion, respectively, in long positions and $2.54 billion and $1.35 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our condensed consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

We calculate daily the potential losses that might arise from a series of different stress events. These include both single factor and multi factor shocks to asset prices based off both historical events and hypothetical scenarios. The stress calculations include a full recalculation of any option positions, non-linear positions and leverage. Senior management and the independent risk function carefully monitor the highest stress scenarios to ensure that the Company is not unduly exposed to any extreme events.

The potential change in fair value is estimated to be a gain of $6.5 million using a hypothetical 10% increase in equity prices as of September 30, 2017, and an estimated loss of $9.5 million using a hypothetical 10% decrease in equity prices at September 30, 2017. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Litigation” section in Note 13 “Commitments, Contingencies and Guarantees” to the Company’s Condensed Consolidated Financial Statements included in Part I “Financial Information” herein.

ITEM 1A. RISK FACTORS

We are updating our risk factors to include the additional risk factors presented below. The additional risk factors presented below and the other information set forth in this quarterly report on Form 10-Q should be read in conjunction with the other risk factors set forth in our Annual Report for the year ended December 31, 2016 on Form 10-K, in each case which should be carefully considered. The risks and uncertainties presented in this quarterly report on Form 10-Q and in our Annual Report for the year ended December 31, 2016 on Form 10-K (collectively, the “Risk Factors”) are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also materially and adversely affect our business, financial condition and/or operating results. Please see page 49 of this quarterly report on Form 10-Q for a discussion of the forward-looking statements that are qualified by the Risk Factors. If any of the events or circumstances described in the Risk Factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

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

After the Acquisition of KCG, we are a highly leveraged company. As of September 30, 2017, we have approximately $1,481.1 million principal amount of outstanding long-term indebtedness. Additionally, we are party to  the $125.0 Uncommitted Facility under which we had $15.0 million of borrowings outstanding at September30, 2017 Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $543.0 million under which we had $159.1 million in borrowings outstanding at September 30, 2017.

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

In addition, we incurred $1,650.0 million of new indebtedness in connection with the Acquisition of KCG, $200.0 million of which we have voluntarily prepaid.  The debt we have incurred in connection with the Acquisition of KCG may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.  Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

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

Pursuant to the Exchange Agreement, on August 16, 2017, certain current and former employees elected to exchange 155,009 Virtu Financial Units (along with the corresponding shares of our Class C common stock) held on their behalf on a one-for-one basis for shares of our Class A common stock. The shares of our Class A common stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

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

4.1

Escrow End Date Supplemental Indenture, dated as July 20, 2017, by and among VFH Parent LLC, Orchestra Borrower LLC, Orchestra Co-Issuer, Inc. Virtu Financial LLC, the other parties that are signatories thereto as Guarantors and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352), filed on August 9, 2017).

10.1

Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.2

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

4.1

Escrow End Date Supplemental Indenture, dated as July 20, 2017, by and among VFH Parent LLC, Orchestra Borrower LLC, Orchestra Co-Issuer, Inc. Virtu Financial LLC, the other parties that are signatories thereto as Guarantors and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352), filed on August 9, 2017).

10.1

Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 10, 2017).

10.2

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

Virtu Financial, Inc.

DATE:	November 9, 2017	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 9, 2017	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer