Form 10-K
period 2017-12-31
Virtu Financial, Inc.
filed 2018-03-13
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $699.7 million, based on the closing price of $17.65 per share as reported by NASDAQ on such date.

As of March 13, 2018, the Company has the following classes of common stock outstanding:

Class of Stock	Shares Outstanding as of March 13, 2018
Class A common stock, par value $0.00001 per share	91,512,582
Class C common stock, par value $0.00001 per share	17,066,564
Class D common stock, par value $0.00001 per share	79,610,490

Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2018 Proxy Statement”) for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward‑looking statements, including certain statements contained in the risk factors. You should not place undue reliance on forward‑looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward‑looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward‑looking statements can be identified by the use of forward‑looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward‑looking statements contained in this Form 10-K. By their nature, forward‑looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward‑looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward‑looking statements, including but not limited to:

•	reduced levels of overall trading activity;
•	dependence upon trading counterparties and clearing houses performing their obligations to us;
•	failures of our customized trading platform;
•	risks inherent to the electronic market making business and trading generally;
•	increased competition in market making activities and execution services;
•	dependence on continued access to sources of liquidity;
•	risks associated with self‑clearing and other operational elements of our business;
•	compliance with laws and regulations, including those specific to our industry;
•	obligation to comply with applicable regulatory capital requirements;
•	litigation or other legal and regulatory‑based liabilities;
•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;
•	obligation to comply with laws and regulations applicable to our international operations;
•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;
•	need to maintain and continue developing proprietary technologies;

•	failure to maintain system security or otherwise maintain confidential and proprietary information;
•	the effect of the Acquisition of KCG (as defined below) on existing business relationships, operating results, and ongoing business operations generally;
•	the significant costs and significant indebtedness that we incurred in connection with the Acquisition of KCG, and the integration of KCG into our business;
•	the risk that we may encounter significant difficulties or delays in integrating the two businesses and the anticipated benefits, costs savings and synergies or capital release may not be achieved;
•	the assumption of potential liabilities relating to KCG’s business;
•	capacity constraints, system failures, and delays;
•	dependence on third party infrastructure or systems;
•	use of open source software;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with international operations and expansion, including failed acquisitions or dispositions;
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

ITEM 1. BUSINESS

BUSINESS

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying execution services and competitive liquidity in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide while at the same time earning attractive margins and returns.

Technology and operational efficiency are at the core of our business, and our focus on market making and order routing technology is a key element of our success. We have developed a proprietary, multi‑asset, multi‑currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges and other liquidity centers. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and institutional agency activities in an efficient manner that enables us to scale our activities globally across additional securities and other financial instruments and asset classes without significant incremental costs or third‑party licensing or processing fees.

We believe that technology-enabled market makers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by continuously posting bids and offers for financial instruments and thereby providing market participants a transparent and efficient means to transfer risk. All market participants benefit from the increased liquidity, lower overall trading costs and improve execution certainty that Virtu provides.

As described in “Acquisition of KCG” below, on July 20, 2017 (the “Closing Date”), we completed our all-cash acquisition (the “Acquisition”) of KCG Holdings, Inc. (“KCG”).  KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies. KCG combined advanced technology with specialized client service across market making, agency execution and trading venues and also engaged in principal trading via electronic market making.

Prior to the Acquisition, Virtu operated as a single reportable business segment. As a result of the Acquisition, beginning in the third quarter of 2017, we have three operating segments: Market Making, Execution Services, and Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

We primarily conduct our Americas Equities business through our three SEC registered broker‑dealers. We are registered with the Central Bank of Ireland and the Financial Conduct Authority (“FCA”) in the UK for our European trading and the Monetary Authority of Singapore and Australian Securities and Investments Commission for our Asia Pacific trading. We register as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and to advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York, New York and our trading centers in Austin, Texas and Chicago, Illinois. Abroad, we conduct our business through trading centers located in London, England, Dublin, Ireland and Singapore.

Market Making

Our Market Making segment principally consists of market making in the cash, futures, and options markets across global equities, options, fixed income, currencies and commodities. As a leading, low‑cost market maker dedicated to improving efficiency and providing liquidity across multiple securities, asset classes and geographies, we aim to provide critical market functionality and robust price competition in the securities and other financial instruments in which we provide liquidity. This contribution to the financial markets, and the scale and diversity of our market making activities, provides added liquidity and transparency, which we believe are necessary and valuable components to the efficient functioning of market infrastructure and benefit all market participants. We support transparent and efficient, technologically advanced marketplaces, and advocate for legislation and regulation that promotes fair and transparent access to markets.

As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges and on alternative trading systems (“ATSs”).  As a complement to electronic market making, our cash trading business handles specialized orders and transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange (“AIM”).

We make markets in a number of different assets classes, which are discussed in more detail below. We register as market makers and liquidity providers where available and support affirmative market making obligations.

We provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and execution technology enables us to provide competitive bids and offers in over 25,000 securities and other financial instruments, at over 235 venues, in 36 countries worldwide.

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to transact immediately and as a result market makers’ capture rate per notional amount transacted will increase.

We believe that the most relevant asset class distinctions and venues for the markets we serve include the following:

	Percentage of
	Adjusted Net Trading
	Income(1)
Asset	(Year Ended
Classes	December 31, 2017)	Selected Venues in Which We Make Markets
Americas Equities	50%	BATS, BM&F Bovespa, CHX, CME, MexDer, NASDAQ, NYSE, NYSE Arca, NYSE American, TSX, major private liquidity pools
Rest Of World (“ROW”) Equities	17%

Amsterdam, Aquis, ASX, BATS Europe, Bolsa de Madrid, Borsa Italiana, Brussels, EUREX, Euronext -Paris, ICE Futures Europe, Johannesburg Stock Exchange, Lisbon, LSE, OSE, SBI Japannext, SGX, SIX Swiss Exchange, TOCOM, TSE

Global Fixed Income, Currencies, Commodities ("FICC"), Options and Other	23%	BOX, BrokerTec, CME, Currenex, EBS, eSpeed, Hotspot, ICE, ICE Futures Europe, LMAX, NASDAQ Energy Exchange, NYSE Arca Options, PHLX, Reuters/Fxall, SGX, TOCOM

(1)

For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Technology is at the core of our business. Our team of in-house software engineers develops our software and applications, and we utilize optimized infrastructure to integrate directly with the exchanges and other trading venues on which we provide liquidity. Our focus on technology and our ability to leverage our technology enables us to be one of the lowest cost providers of liquidity to the global electronic trading marketplace.

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

Our transaction processing is automated over the full life cycle of a trade. Our market making platform generates and disseminates continuous bid and offer quotes. At the moment when a trade is executed, our systems capture and deliver this information back to the source, in most cases within a fraction of a second, and the trade record is written into our clearing system, where it flows through a chain of control accounts that allow us to automatically and efficiently reconcile trades, positions and payments until the final settlement occurs.

We have built and continuously refine our automated and integrated, real time systems for global trading, risk management, clearing and cash management, among other purposes. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems, and generally we focus on opportunities in markets that are sufficiently advanced to allow the seamless deployment of our automated strategies, risk management system and core technology.

Our systems are monitored 24 hours a day, five days a week by our core operations team and are substantially identical across our offices, in New York, New York; Austin, Texas; Chicago, Illinois; Dublin, Ireland; London, England; and Singapore. This redundancy covers our full technology platform, including our market data, order routing, transaction processing, risk management and market surveillance technology modules.

Clients and Products

We offer direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker dealers and banks as well as buy-side clients comprising, among others, mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments in North America, Europe and Asia.

We generally compete based on execution quality and immediacy, market coverage, price-improvement, payment for order flow, fulfillment rates and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally accepted as speed, spread and price improvement under SEC Rule 605. In other asset classes, standards for execution quality are both mandatory by applicable regulation and in many cases, client defined.

We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of the end client. We continually refine our automated order routing models so that we may remain competitive.

Americas Equities

Americas Equities trading accounted for approximately 50% and 29% of our Adjusted Net Trading Income for the years ended December 31, 2017 and 2016, respectively.  We trade over 25,000 listed Americas equity securities including, among others, equity related futures and exchange traded products, on thirteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges as well as other ATSs, including the New York Stock Exchange (“NYSE”), the NASDAQ, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the TSX in Canada, Bovespa in Brazil and BMV in Mexico, and we connect to more than 20 private liquidity pools.

As exchange traded products, or “ETPs,” and other similar products have proliferated both domestically and internationally, demand has increased for trading the underlying assets or hedging such funds. Our technology has enabled us to expand into providing liquidity to this growing area by making markets across these assets in a variety of trading venues globally. We are authorized participants, and can create and/or redeem ETPs in the Americas.  As of December 31, 2017, we are the Lead Market Maker or Designated Liquidity Provider in over 600 ETPs listed in the Americas.

Rest of World (“ROW”) Equities

ROW equities trading accounted for approximately 17% and 22% of our Adjusted Net Trading Income for the years ended December 31, 2017 and 2016, respectively. Similar to our strategy in the Americas, we utilize direct connections to all of the registered exchanges in a particular jurisdiction including the London Stock Exchange, Cboe BATS Europe, NYSE Euronext, Six Swiss Exchange, Australian Securities Exchange, Tokyo Stock Exchange and Singapore Exchange, as well as other trading venues and additional pools of liquidity to which we can gain access either directly or through a broker.

We are also well positioned in European ETPs, as an authorized participant in many European ETPs. We are authorized participants in over 2,000 ETPs and can create and/or redeem ETPs listed outside the Americas.  As of December 31, 2017, we are the registered Market Maker in over 500 ETPs listed abroad.

We increased our presence in APAC equities in 2016 by completing the acquisition of a minority stake in SBI Japannext Co., Ltd. (“SBI”), a leading Proprietary Trading System in Japan.

Global FICC, Options, and Other

Trading in Global FICC, Options, and Other accounted for approximately 23% and 46% of our Adjusted Net Trading Income for the years ended December 31, 2017 and 2016, respectively.

Our Fixed Income market making includes our activity in U.S. Treasury securities and other sovereign debt, corporate bonds, and other debt instruments.  We trade these products on a variety of specialized exchanges, direct to counterparties, and other trading venues, including BrokerTec, eSpeed, DealerWeb, and BGS’s Fenics UTS.

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 80 currencies, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. During the years ended December 31, 2017 and 2016, we were a leading participant in the major foreign exchange venues, including Reuters, Currenex, Cboe FX and NEX.

Our Commodities market making on both the CME, ICE, and Nasdaq Futures in crude oil, natural gas, heating oil, gasoline futures.  We trade approximately 100 energy products and futures on the ICE, CME, and TOCOM. We also actively trade precious metals, including gold, silver, platinum and palladium, as well as base metals such as aluminum and copper.

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE and NYSE Arca) and through the U.S. futures exchanges.

Execution Services

Virtu offers agency execution services in global equities, ETFs, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent when executing orders on behalf of clients. Agency based, execution-only trading is done primarily through: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in Virtu MatchIt (our registered ATS for U.S. equities) and in Virtu BondPoint (our fixed income ECN, which we sold in January 2018 as described in Note 4 “Business Held for Sale” of the Company’s Consolidated Financial Statements included in Part II Item 8 herein). Additionally we do act as principal on occasions, either when we manually work an order for a client, or more often, via electronic trading algorithms, executing against our firm’s liquidity. We also earn technology services revenues by providing our proprietary technology and infrastructure to select third parties for a service fee.

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2017, our Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.

In this segment, we generally compete on trading technology, execution performance, costs, client service, market coverage, liquidity, platform capabilities and anonymity. We draw on in-house developed trading technologies to meet client criteria for best execution and for managing trading costs. As a result, we are able to attract a diverse array of clients in terms of strategy, size and style. We also provide algorithmic trading and order routing that combine technology, access to our differentiated liquidity and support from experienced professionals to help clients execute trades.

We offer electronic execution services in global equities, options, futures and commodities via algorithmic trading, order routing and an execution management system (“EMS”) as well as internal crossing through our registered ATS. Our ATS provides clients with an anonymous source of non-displayed liquidity.

We offer clients a broad range of products and services and voice access to global markets including sales and trading for equities, ETFs and options. Additionally, we provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact and offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from our order flow and other sources. We also provide soft dollar and commission recapture programs.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Risk Management

We are intensely focused on risk management and it is at the core of our trading infrastructure. Our real time risk controls monitor all of our market making positions, incorporating market data and evaluating our risk exposure to continuously update our outstanding bid and offer quotes, often many times per second. Although the majority of our market making is automated, the trading process and our risk exposure are monitored by a team of individuals, including members of our senior management team, who oversee our risk management processes in real-time. Our risk management system is intrinsic to our trading infrastructure that is utilized in each of our trading centers.

Our on exchange market making strategies are designed to put minimal capital at risk at any given time by limiting the notional size of our positions. Our strategies are also designed to lock in returns through precise hedging in the primary instrument or in one or more economically equivalent instruments, as we seek to eliminate the price risk in any positions held. Our real‑time risk management system is built into our trading platform and is an integral part of our order life‑cycle, analyzing real‑time pricing data and ensuring that our order activity is conducted within strict pre‑determined trading and position limits. If our risk management system detects that a trading strategy is generating revenues or losses in excess of our preset limits, it will lockdown that strategy and alert management.

The market making activities, where we interact with customers, involve the taking on of position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Chief Risk Officer (“CRO”), the independent risk group and senior management.

In addition, our risk management system continuously reconciles our internal transaction records against the records of the exchanges and other liquidity centers with which we interact.

Our risk management policies and risk limits are set by our Risk Advisory Committee, and overseen by our CRO, who also reports independently into the Board Risk Committee.

We utilize the following approach to managing risk:

•

On Exchange Market Making Strategy Lockdowns.  Messages that leave our trading environment must first pass through a series of preset risk controls, or “lockdowns,” which are intended to minimize the likelihood of unintended activities by our market making algorithms, and which cannot be modified by our traders. Not only do we implement preset risk controls to limit downside risk, but we also do the same to limit upside risk — if our risk management system detects that a trading strategy is generating revenues or losses in excess of our preset limits, a lockdown will be triggered. When a lockdown is triggered, our risk management system alerts us and automatically freezes the applicable trading strategy, cancels all applicable open orders and prevents the placement of additional related orders. Following a lockdown, a trader must manually reset the applicable trading strategy. While this risk prevention layer adds a degree of latency to our trading infrastructure and can prevent us from earning outsized returns in times of extreme market volatility, we believe that this trade off is necessary to properly limit our downside risk.

•

Customer Market Making Model Restrictions. All models have limits in place which restrict individual position sizes, sector exposures and imbalanced portfolios with significant directional risks. Strategies are designed to automatically reduce exposures when limits are reached.  The models are monitored by the trading team and the risk managers constantly.

•

Aggregate Exposure Monitoring.  Pursuant to our risk management policies, our automated management information systems monitor in real‑time and generate report on daily and periodic bases. Exposures monitored include:

o	Risk Profiles
o	Statistical Risk Measures including Value at Risk (“VaR”), and Equity Betas
o	Stress and Scenario analysis
o	Concentration measures
o	Profit and Loss analysis
o	Trading performance reports

•

Our assets and liabilities are marked‑to‑market daily for financial reporting purposes by reference to official exchange prices, and they are re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

•	Operational Controls. We have a series of fully automated controls over of our business. Key automated controls include:

o	Our technical operations system continuously monitors our network and the proper functioning of each of our trading centers around the world;
o

Our market making system continuously evaluates the listed securities in which we provide bid and offer quotes and changes its bids and offers in such a way as to minimize exposure to directional price movements. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, allowing us to achieve real‑time controls over market exposure. We connect to exchanges and other electronic venues through a network of co‑location facilities around the world that are monitored 24 hours a day, five days a week, by our staff of experienced network professionals;

o

Our clearing system captures trades in real-time and performs automated reconciliations of trades and positions, corporate action processing, options exercises, securities lending and inventory management, allowing us to effectively manage operational risk;

o	Software developed to support our market making systems performs daily profit and loss and position reconciliations; and
o	After event reviews where operational issues are evaluated and risk mitigations are identified and subsequently implemented
•	Credit Controls. Trading notional limits are applied to customers and counterparts. These are monitored throughout the day by trading support and risk.

•

Liquidity Controls. We seek to minimize liquidity risk by focusing the majority of trading in highly active and liquid instruments. Less liquid securities are identified and restrictions are in place as to the size of positions we hold in such instruments.

We rely heavily on technology and automation to perform many functions within Virtu, which exposes us to various forms of cyberattacks, including data loss or destruction, unauthorized access, unavailability of service or the introduction of malicious code. We have taken significant steps to mitigate the various cyber threats, and we devote significant resources to maintain and regularly upgrade our systems and networks and review the ever changing threat landscape. We have created a Risk Advisory Committee, which includes key personnel from each of our locations globally and is comprised of our CRO and our Chief Compliance Officer, members of our senior management team, senior technologists and traders, and certain senior officers. We will continue to periodically review policies and procedures to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement technology solutions that enhance preventive and detection capabilities. We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. However, such insurance may be insufficient to cover all losses.

Our board of directors, through the Board Risk Committee, is regularly apprised of risk events, risk profiles, trends and the activities of our Risk Advisory Committee, including our risk management policies, procedures and controls.

Competition

Historically, our competition has been registered market making firms ranging from sole proprietors with very limited resources to large, integrated broker‑dealers. Today, a range of market participants may compete with us for revenues generated by market making activities across one or more asset classes and geographies, including market participants, such as Citadel Securities, Susquehanna International Group LLP, Two Sigma, Jane Street, DRW Holdings, IMC, and Optiver. Some of our competitors in market making are larger than we are and have more captive order flow in certain assets. We believe that the high cost of developing a competitive technological framework is a significant barrier to entry by new market participants.

Technology and software innovation is a primary focus for us, rather than relying solely on the speed of our network. We believe that our scalable technology allows us to access new markets and increase volumes with limited incremental costs.

Intellectual Property and Other Proprietary Rights

We rely on federal and state laws that govern trade secrets, trademarks, domain names, copyright and contract law to protect our intellectual property and proprietary technology. We enter into confidentiality, intellectual property invention assignment and/or non‑competition and non‑solicitation agreements or restrictions with our employees, independent contractors and business partners, and we control access to, and distribution of, our intellectual property.

Employees

As of March 5, 2018, we had approximately 560 employees, all of whom were employed on a full‑time basis. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

Regulation

We conduct our U.S. equities and options market making and provide execution services through our three SEC‑registered broker‑dealers, Virtu Financial BD LLC, Virtu Financial Capital Markets LLC, and Virtu Americas LLC. Virtu Financial BD LLC is a self‑clearing broker‑dealer, is regulated by the SEC and its designated examining authority is the Chicago Stock Exchange. Both Virtu Americas LLC and Virtu Financial Capital Markets LLC are dual‑clearing broker‑dealers (which means each self‑clears certain proprietary and customer transactions and clears and settles the majority of customer transactions through fully disclosed clearing arrangements), are regulated by the SEC and their designated examining authority is the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Our activities in U.S. equities are primarily self‑cleared. We are a full clearing member of the National Securities Clearing Corporation (NSCC), and the DTCC. Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as our clearing broker and carries and clears, on a fully disclosed basis, accounts for our institutional customers and acts as a prime broker for certain of our market making accounts. In other asset classes, we use the services of prime brokers who provide us direct market access to markets and often cross‑margining and margin financing in return for an execution and clearing fee. We continually monitor the credit quality of our prime brokers and rely on large multinational banks for most of our execution and clearing needs globally.

Our energy, commodities and currency market making and trading activities are primarily conducted through Virtu Financial Global Markets LLC.

We conduct our European, Middle Eastern and African (“EMEA”) market making and trading activities from Dublin and through our Irish subsidiary, Virtu Financial Ireland Limited, which is authorized as an “Investment Firm” with the Central Bank of Ireland. Execution Services and market making are also conducted through KCG Europe Limited.  In order to reduce the complexity of compliance with the requirements of the Markets in Financial Instruments Directive (“MiFID”) and Markets in Financial Instruments Directive II (“MiFID II”), the operations of KCG Europe Limited, including all of its clients, are being transitioned to Virtu Financial Ireland Limited.  Virtu Financial Ireland Limited has received authorization from the Central Bank of Ireland to provide agency execution services to customers and to operate a branch office in London.  Once the transition is complete, KCG Europe Limited will cease operations and withdraw its authorization with the FCA.

We conduct our Asia-Pacific (“APAC”) market making and trading activities from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore for an investment incentive arrangement.

Most aspects of our business are subject to extensive regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our subsidiaries are members. The SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), state securities regulators, FCA, the Securities and Futures Commission (“SFC”), FINRA, National Futures Association (“NFA”), other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including but not limited to trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, reporting, record retention, market access and the conduct of officers, employees and other associated persons. Virtu Americas LLC carries certain customer accounts and is therefore subject to applicable SEC requirements relating to the protection of customer securities and the maintenance of a cash reserve account for the benefit of customers.

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

Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market, the revocation or limitation of licenses, the issuance of cease‑and‑desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons. These administrative or court proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, customer relationship and profitability. We and other broker dealers and trading firms have been the subject of requests for information and documents from the SEC, FINRA and other regulators. We have cooperated and complied with the requests for information and documents.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, the above-noted legislation, regulation or changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations.

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

The SEC and other regulatory bodies have enacted and are actively considering rules that may affect our operations and profitability.  In particular, on November 15, 2016, the SEC approved an NMS Plan to create a single, comprehensive database known as the Consolidated Audit Trail (“CAT”) to enable regulators to track all data relating to US equity and options market activity.  The current compliance date for large reporting broker-dealers is November 15, 2018.  Among other things, the NMS Plan will impose substantial new reporting obligations and costs on broker-dealers.  Regulators may propose other market structure changes particularly considering the continued regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee structures.

We have foreign subsidiaries and plan to continue to expand our international presence. The market making industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID, which was implemented in November 2007, has been replaced by a more prescriptive MiFIR Regulation and MiFID II. MiFID II represents the most significant change to take place in the operation of European capital markets to date and became effective on January 3, 2018. MiFID II introduces requirements for increased pre and post trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading  regime called the Systematic Internalizer regime. MiFID II will require European firms to conduct all trading on European Trading Venues including Regulated Markets, Multilateral Trading Facilities, Systematic Internalisers or equivalent third country venues, require market makers like us to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ pre-trade risk controls related to the safe operation of electronic systems. MiFID II also imposes additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity,  pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. Each of these requirements imposes additional technological, operational and compliance costs on us. New laws, rules or regulations as well as any regulatory or legal actions or proceedings, changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Corporate History

We and our predecessors have been in the electronic trading and market making business for more than 15 years. We conduct our business through Virtu Financial LLC (“Virtu Financial”) and its subsidiaries. We completed our initial public offering (“IPO”) in April 2015, after which shares of our Class A common stock began trading on NASDAQ under the ticker symbol “VIRT.”

Prior to our initial public offering, we completed a series of reorganization transactions (the “Reorganization Transactions”) pursuant to which we became the sole managing member of Virtu Financial, all of the existing equity interests in Virtu Financial were reclassified into non-voting common interest units (“Virtu Financial Units”), our certificate of incorporation was amended and restated to authorize the issuance of four classes of common stock: Class A, Class B, Class C and Class D, and the holders of Virtu Financial Units other than us subscribed for shares of Class C common stock or Class D common stock (in the case of the Founder Post-IPO Member, as defined below) in an amount equal to the number of Virtu Financial Units held by such member.

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

On July 20, 2017, the Company completed the all-cash acquisition of KCG Holdings, Inc. In connection with the Acquisition, the Company issued 8,012,821 shares of the Company’s Class A stock to Aranda Investments Pte. Ltd. (together with Havelock Fund Investments Pte. Ltd., the “Temasek Stockholders”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”) for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A stock to an affiliate of North Island Holdings (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (collectively, the “July 2017 Private Placement”).

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement, and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial common units for shares of the Company’s Class A common stock, the Company holds an approximately 48.3% interest in Virtu Financial at December 31, 2017.  The remaining issued and outstanding Virtu Finanical Units are held by an affiliate of Mr. Viola (the “Founder Post-IPO Member”), two entities whose equityholders include certain members of the management of Virtu Financial and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”).  The Founder Post-IPO Member controls approximately 88.1% of the combined voting power of our outstanding common stock as of December 31, 2017.  As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets.  The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

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

Our Investor Relations Department can be contacted at Virtu Financial, Inc., 300 Vesey Street, New York, NY, 10282, Attn: Investor Relations, e-mail: investor_relations@virtu.com.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Because our revenues and profitability depend on trading volume and volatility in the markets in which we operate, they are subject to factors beyond our control, are prone to significant fluctuations and are difficult to predict.

Our revenues and profitability depend in part on the level of trading activity of securities, derivatives and other financial products on exchanges and in other trading venues in the U.S. and abroad, which are directly affected by factors beyond our control, including economic and political conditions, broad trends in business and finance and changes in the markets in which such transactions occur. Weaknesses in the markets in which we operate, including economic slowdowns in recent years, have historically resulted in reduced trading volumes for us. Declines in trading volumes generally result in lower revenues from market making and transaction execution activities. Lower levels of volatility generally have the same directional impact. Declines in market values of securities or other financial instruments can also result in illiquid markets, which can also result in lower revenues and profitability from market making and transaction execution activities. Lower price levels of securities and other financial instruments, as well as compressed bid/ask spreads, which often follow lower pricing, can further result in reduced revenues and profitability. These factors can also increase the potential for losses on securities or other financial instruments held in inventory and failures of buyers and sellers to fulfill their obligations and settle their trades, as well as claims and litigation.  Declines in the trading activity of institutional or “buy-side” market participants may result in lower revenue and/or diminished opportunities for us to earn commissions from execution activities.  Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the past, our revenues and operating results have varied significantly from period to period due primarily to movements and trends in the underlying markets and to fluctuations in trading volumes and volatility levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

We are dependent upon our trading counterparties and clearing houses to perform their obligations to us.

Our business consists of providing consistent two‑sided liquidity to market participants across numerous geographies and asset classes. In the event of a systemic market event, resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Following the implementation of certain mandates under the Dodd‑Frank Act in the U.S. and similar legislation worldwide, many trades in the securities and futures markets, and an increasing number of trades in the over‑the‑counter derivatives markets, are cleared through central counterparties. These central counterparties assume, and specialize in managing, counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearing house’s risk management methodology will be adequate to manage one or more defaults. Given the concentration of counterparty performance risk that is concentrated in central clearing parties, any failure by a clearing house to properly manage a default could lead to a systemic market failure. If our trading counterparties do not meet their obligations to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur losses in our market making activities and our execution services businesses in the event of failures of our customized trading platform.

The success of our market making business is substantially dependent on the accuracy and performance of our customized trading platform, which evaluates and monitors the risks inherent in our market making strategies and execution services business, assimilates market data and reevaluates our outstanding quotes and positions continuously throughout the trading day. Our strategies are designed to automatically rebalance our positions throughout the trading day to manage risk exposures on our positions. Flaws in our strategies, order management system, latencies or inaccuracies in the market data that we use to generate our quotes, or human error in managing risk parameters or other strategy inputs, may lead to unexpected and unprofitable trades, which may result in material trading losses and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur material trading losses from our market making activities.

A significant portion of our revenues are derived from our trading as principal in our role as a formal or registered market maker and liquidity provider on various exchanges and markets, as well as direct to customer market making. We may incur trading losses relating to these activities since each primarily involves the purchase, sale or short sale of securities, futures and other financial instruments for our own account. In any period, we may incur significant trading losses for a variety of reasons, including price changes, performance, size and volatility of  portfolios we may hold in connection with our customer market making activities, lack of liquidity in instruments in which we have positions and the required performance of our market making obligations. Furthermore, we may from time to time develop large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry, or alternatively a single future or other financial instrument, which would result in the risk of higher trading losses than if our concentration were lower.

These risks may limit or restrict, for example, our ability to either resell securities we have purchased or to repurchase securities we have sold. In addition, we may experience difficulty borrowing securities to make delivery to purchasers to whom we have sold securities short or lenders from whom we have borrowed securities.

In our role as a market maker, we attempt to derive a profit from bid/ask spreads. However, competitive forces often require us to match or improve upon the quotes that other market makers display, thereby narrowing bid/ask spreads, and to hold long or short positions in securities, futures or other financial instruments. We cannot assure you that we will be able to manage these risks successfully or that we will not experience significant losses from such activities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our risk management activities related to our on exchange market making strategies utilize a four‑pronged approach, consisting of strategy lockdowns, centralized strategy monitoring, aggregate exposure monitoring and operational controls. In particular, messages that leave our trading environment first must pass through a series of preset risk controls or “lockdowns” that are intended to minimize the likelihood of unintended activities. In certain cases this layer of risk management, which adds a layer of latency to our process, may limit our ability to profit from acute volatility in the markets. This would be the case, for example, where a particular strategy being utilized by one of our traders is temporarily locked down for generating revenue in excess of the preset risk limit. Even if we are able to quickly and correctly identify the reasons for a lockdown and quickly resume the trading strategy, we may limit our potential upside as a result of our risk management policies.

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

As a market maker, we provide liquidity by consistently buying securities from sellers and selling securities to buyers. We may at times trade with others who have information that is more accurate or complete than the information we have, and as a result we may accumulate unfavorable positions preceding large price movements in a given instrument. Should the frequency or magnitude of these events increase, our losses would likely increase correspondingly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our competitors include other registered market makers, as well as unregulated or lesser‑regulated trading and technology firms that also compete to provide liquidity and Execution Services. Our competitors range from sole proprietors with very limited resources to highly sophisticated groups, hedge funds, well‑capitalized broker‑dealers and proprietary trading firms or other market makers that have substantially greater financial and other resources than we do. These larger and better capitalized competitors may be better able to respond to changes in the market making industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth, to manage costs and expenses and to compete for market share generally. Trading firms that are not registered as broker‑dealers or broker‑dealers not registered as market makers may in some instances have certain advantages over more regulated firms, including our subsidiaries that may allow them to bypass regulatory restrictions and trade more cheaply than more regulated participants on some markets or exchanges. In addition, we may in the future face enhanced competition from new market participants that may also have substantially greater financial and other resources than we do, which may result in compressed bid/ask spreads in the marketplace that may negatively impact our financial performance. Moreover, current and potential competitors may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. The trend toward increased competition in our business is expected to continue, and it is possible that our competitors may acquire increased market share. Increased competition or consolidation in the marketplace could reduce the bid/ask spreads on which our business and profitability depend, and may also reduce commissions paid by institutional clients for execution services, negatively impacting our financial performance. As a result, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our market making business is concentrated in U.S. equities; accordingly, our operating results may be negatively impacted by changes that affect the U.S. equity markets.

Approximately 81% of our market making revenues for 2017 were derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on, our business, financial condition and operating results.

We could lose significant sources of revenues if we lose any of our larger clients.

At times, a limited number of clients could account for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. The loss of one or more larger clients could have an adverse effect on our revenues and profitability in the future. None of these clients is currently contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or will have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these significant clients or that such clients will maintain or increase their demand for our trade execution services. Further, the continued integration of legacy systems and the development of new systems could result in disruptions to our ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, or to solicit new customers. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to liquidity risk in our operations.

We require liquidity to fund various ongoing obligations, including operating expenses, capital expenditures, debt service and dividend payments. Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Borrowings”), margin financing provided by our prime brokers and cash on hand. Our liquidity could be materially impaired by a number of factors, including reduced business activity due to a market downturn, adverse regulatory action or a downgrade of our credit rating. If our business activities decrease or we are unable to borrow additional funds in the future on terms that are acceptable to us, or at all, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

Self‑clearing and other elements of our trade processing operations expose us to significant operational, financial and liquidity risks.

We currently self‑clear substantially all of our domestic equity trades and may expand our self‑clearing operations internationally and across product offerings and asset classes in the future. Self‑clearing exposes our business to operational risks, including business disruption, operational inefficiencies, liquidity, financing risks, counterparty performance risk and potentially increased expenses and lost revenue opportunities. While our clearing platform, operational processes, risk methodologies, enhanced infrastructure and current and future financing arrangements have been carefully designed, we may nevertheless encounter difficulties that may lead to operating inefficiencies, including delays in implementation, disruption in the infrastructure that supports the business, inadequate liquidity and financial loss. Any such delay, disruption or failure could negatively impact our ability to effect transactions and manage our exposure to risk and could have a material adverse effect on our business, financial condition, results of operations cash flows.

We have a substantial amount of indebtedness, which could negatively impact our business and financial condition, and our debt agreements contain restrictions that will limit our flexibility in operating our business.

We are a highly leveraged company. As of December 31, 2017, we had an aggregate of $1,431 million outstanding indebtedness under our long-term borrowings. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Additionally, we are party to the $150.0 million uncommitted facility (the “Uncommitted Facility “) under which we had $25.0 million of borrowings outstanding as of December 31, 2017. We are also are party to the $500.0 million revolving credit facility (the “Revolving Credit Facility”) under which we had $7.0 million of borrowing outstanding as of December 31, 2017. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $543.0 million under which we had $205.7 million in borrowings outstanding at December 31, 2017.

The Fourth Amended and Restated Credit Agreement and the indenture governing the Notes contain, and any other existing or future indebtedness of ours may contain a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•	incur additional debt, guarantee indebtedness or issue certain preferred equity interests;
•	pay dividends on or make distributions in respect of, or repurchase or redeem, our equity interests or make other restricted payments;
•	prepay, redeem or repurchase certain debt;
•	make loans or certain investments;
•	sell certain assets;
•	create liens on our assets;
•	consolidate, merge or sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with our affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to successfully execute our strategy, engage in favorable business activities or finance future operations or capital needs. In addition, our Fourth Amended and Restated Credit Agreement requires us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives.

We may be unable to remain in compliance with the financial maintenance and other covenants contained in the Fourth Amended and Restated Credit Agreement, and our obligation to comply with these covenants may adversely affect our ability to operate our business. A failure to comply with the covenants under the Fourth Amended and Restated Credit Agreement, the Notes or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any such event of default has occurred and is continuing, the lenders under our Fourth Amended and Restated Credit Agreement, among other things:

•	will not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable and terminate all commitments to extend further credit; or
•	could effectively prevent us from making debt service payments on the Notes;

any of which could result in an event of default under the Notes or cause cross defaults under our other indebtedness. If we default on our indebtedness, our business, financial condition and results of operation could suffer a material adverse effect.

We pledge substantially all of our and our guarantor subsidiaries’ assets as collateral under the Fourth Amended and Restated Credit Agreement and the Notes. If we were unable to repay such indebtedness, the lenders under the Fourth Amended and Restated Credit Agreement and, subject to certain intercreditor arrangements, the holders of the Notes, could proceed to exercise remedies against the collateral granted to them to secure that indebtedness. If any of our outstanding indebtedness under the Fourth Amended and Restated Credit Agreement, the Notes or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant part of our outstanding indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks associated with our substantial indebtedness.

Borrowings under the Fourth Amended and Restated Credit Agreement, the Uncommitted Facility and the Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

Regulatory and legal uncertainties could harm our business.

Securities and derivatives businesses are heavily regulated. Firms in the financial services industry have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased considerably. In addition, following recent news media attention to electronic trading and market structure, the regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. “High frequency” and other forms of low latency or electronic trading strategies continue to be the focus of extensive regulatory scrutiny by federal, state and foreign regulators and SROs, and such scrutiny is likely to continue. Our market making and trading activities are characterized by substantial volumes, an emphasis on technology and certain other characteristics that are also commonly associated with high frequency trading. Specifically, both the SEC and the CFTC have issued general concept releases on market structure requesting comment from market participants on topics including, among others, high frequency trading, co‑location, dark liquidity, pre‑ and post‑trade risk controls and system safeguards. The SEC has adopted rules that, among other results, have significantly limited the use of sponsored access by market participants to the U.S. equities exchanges, imposed large trader reporting requirements, restricted short sales in listed securities under certain conditions and required the planning and creation of a new comprehensive consolidated audit trail. The SEC has also approved by order a pilot proposal by the FINRA and the national securities exchanges establishing a “Limit Up‑Limit Down” mechanism to address market volatility.

In addition, certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the SEC adopted Regulation SCI, which imposes compliance and other costs on market centers that may have to pass such costs on to their users, including us, and could impact our future business plans of establishing a market center to avoid or reduce market center costs for certain of our transactions. Similarly, CAT imposes new reporting requirements and additional costs on U.S. broker-dealers. The Tick Pilot program, which is currently underway, includes a “trade at” component, requiring that certain of these transactions occur only on an exchange. If the trade at feature is adopted permanently for small capitalization securities without the trade at exemptions that currently exist, and it is not accompanied by a reduction in the fees paid to access liquidity on exchanges, the trade at requirement may increase the costs for certain of our transactions. Finally, the SEC has proposed amendments to regulations that would require our registered broker‑dealer that is not currently a FINRA member to become a member of FINRA, which, if adopted as proposed, would subject the broker‑dealer to FINRA’s rules and require payment of additional fees per trade that could adversely affect our profits given that we seek to make small profits on individual trades.  Additionally, the CFTC has proposed the adoption of Regulation Automated Trading, which would, among other requirements, require registration by direct market participants, mandate the use of certain types of risk controls, and require the maintenance of a source code repository in accordance with certain specifications.

Any or all of these proposals or additional proposals may be adopted by the SEC, CFTC or other U.S. or foreign legislative or regulatory bodies, and recent news media attention to electronic trading and market structure could increase the likelihood of adoption. These potential market structure and regulatory changes could cause a change in the manner in which we make markets, impose additional costs and expenses on our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the financial services industry is heavily regulated in many foreign countries, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. Many MiFID II changes are likely to affect our business. For example, MiFID II requires certain types of firms, including us, to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II will also impose additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of new trading venues known as Organized Trading Facilities, and the promulgation of a new bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators are in the process of implementing in the various jurisdictions in which our lenders may be incorporated. As these rules are implemented and impose more stringent capital and liquidity requirements, certain of our lenders may revise the terms of our borrowing facilities or margin financing arrangements, reduce the amount of financing they provide, or cease providing us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Non‑compliance with applicable laws or regulatory requirements could negatively impact our reputation, prospects, revenues and earnings.

Our subsidiaries are subject to regulations in the U.S., and our foreign subsidiaries are subject to regulations abroad, in each case covering all aspects of their business. Regulatory bodies that exercise or may exercise authority over us include, without limitation, in the U.S., the SEC, FINRA, the Chicago Stock Exchange, the Chicago Mercantile Exchange, the Intercontinental Exchange, the CFTC, the NFA and the various state securities regulators; in Ireland, the Central Bank of Ireland; in Switzerland, the Swiss Financial Market Supervisory Authority; in France, the Autorité des Marchés Financiers (“AMF”); in the United Kingdom, the FCA; in Hong Kong, the SFC; in Australia, the Australian Securities and Investment Commission; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian provincial securities commissions; in Singapore, the Monetary Authority of Singapore and the Singapore Exchange; and in Japan, the Financial Services Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation and changes in rules promulgated by various domestic and foreign government agencies and SROs that oversee our businesses, as well as by changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of additional capital and margin requirements and/or transaction taxes. While we endeavor to timely deliver required annual filings in all jurisdictions, we cannot guarantee that we will meet every applicable filing deadline globally. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could also negatively impact our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could negatively impact our operations, revenues and earnings.

Domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine, impose undertakings, issue cease‑and‑desist orders and suspend or expel a broker‑dealer or other market participant or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have been, are currently, and may in the future be, the subject of one or more regulatory or SRO enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, market access rules, capital requirements and other domestic and foreign securities rules and regulations. We and other broker‑dealers and trading firms have also been the subject of requests for information and documents from the SEC and other regulators. We have cooperated and complied with these requests for information and documents. Our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. Additionally, in December 2015, the enforcement committee of the AMF fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its conclusion that the subsidiary engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 (approximately $0.4 million). The relevant trading activities were conducted on or around 2009, prior to our acquisition of that subsidiary from Madison Tyler Holdings, which acquisition was consummated in 2011.  To continue to operate and to expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

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

Failure to maintain the required minimum capital may subject our regulated subsidiaries to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, reputational harm and ultimately could require the relevant entity’s liquidation. Events relating to capital adequacy could give rise to regulatory actions that could limit business expansion or require business reduction. SEC and SRO net capital rules prohibit payments of dividends, redemptions of stock, prepayments of subordinated indebtedness and the making of any unsecured advances or loans to a stockholder, employee or affiliate, in certain circumstances, including if such payment would reduce the firm’s net capital below required levels. Similar issues and risks arise in connection with the capital adequacy requirements of foreign regulators.

A change in the net capital rules, the imposition of new rules or any unusually large charges against net capital could limit our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker‑dealer subsidiaries. A significant operating loss or any unusually large charge against net capital could negatively impact our ability to expand or even maintain our present levels of business. Similar issues and risks arise in connection with the capital adequacy requirements of foreign regulators. Any of these results could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks relating to litigation and potential securities law liability.

We are exposed to substantial risks of liability under federal and state securities laws and other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, state securities regulators, SROs and foreign regulatory agencies. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media. We are also subject to the risk of litigation and claims that may be without merit. At present and from time to time, we, our past and present officers, directors and employees are and may be named in legal actions, regulatory investigations and proceedings, arbitrations and administrative claims and may be subject to claims alleging the violations of laws, rules and regulations, some of which may ultimately result in the payment of fines, awards, judgments and settlements. We could incur significant legal expenses in defending ourselves against and resolving lawsuits or claims even if we believe them to be meritless. An adverse resolution of any current or future lawsuits or claims against us could result in a negative perception of our

Company and cause the market price of our common stock to decline or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Proposed legislation in the European Union, the U.S. and other jurisdictions that would impose taxes on certain financial transactions could have a material adverse effect on our business and financial results.

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”).  The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. As of December 31, 2017 such tax has not yet been implemented within the European Union and no final political or legislative proposal has been presented for consideration. In 2016, Estonia, of the original members withdrew its support for the proposal. Similarly, in 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, U.S. Representative Chris Van Hollen presented an “action plan” that included a financial transaction fee. These proposed transaction taxes would apply to certain aspects of our business and transactions in which we are involved. Any such tax would increase our cost of doing business to the extent that (i) the tax is regularly applicable to transactions in the markets in which we operate, (ii) the tax does not include exceptions for market makers or market making activities that is broad enough to cover our activities or (iii) we are unable to widen our bid/ask spreads in the markets in which such a tax would be applicable to compensate for its imposition. Furthermore, the proposed taxes may reduce or negatively impact trading volume and transactions on which we are dependent for revenues. While it is difficult to assess the impact the proposed taxes could have on us, if either transaction tax is implemented or any similar tax is implemented in any other jurisdiction in which we operate, our business, financial condition, results of operations and cash flows could suffer a material adverse effect, and could be impacted to a greater degree than other market participants.

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

Our reliance on our computer systems and software could expose us to material financial and reputational harm if any of our computer systems or software were subject to any material disruption or corruption.

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

We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation damages as a consequence.

Our business relies on technology and automation to perform significant functions within our firm.  Because of our reliance on technology, we may be susceptible to various forms of cyber-attacks by third parties or insiders. Though we take steps to mitigate the various cyber threats and devote significant resources to maintain and update our systems and networks, we may be unable to anticipate attacks or to implement adequate preventative measures. Our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including denial‑of‑service attacks, viruses, malicious software, break‑ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Breaches of our cybersecurity measures could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware or other malware being placed in our systems and intellectual property; deletion or modification of client information; or a denial‑of‑service or other interruptions to our business operations. While we have not suffered a material breach of our cybersecurity, any actual or perceived breach of our cybersecurity could damage our reputation, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Since the timing and impact of disasters and disruptions are unpredictable, we may not be able to respond to actual events as they occur. Business disruptions can vary in their scope and significance and can affect one or more of our facilities. Further, the severity of the disruption can also vary from minimal to severe. Although we have employed efforts to develop, implement and maintain reasonable disaster recovery and business continuity plans, we cannot guarantee that our systems will fully recover after a significant business disruption in a timely fashion or at all. If we are prevented from using any of our current trading operations, or if our business continuity operations do not work effectively, we may not have complete business continuity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure or poor performance of third‑party software, infrastructure or systems on which we rely could adversely affect our business.

We depend on third parties to provide and maintain certain infrastructure that is critical to our business. For example, we rely on third parties to provide software, data center services and dedicated fiber optic, microwave, wireline and wireless communication infrastructure. This infrastructure may malfunction or fail due to events outside of our control, which could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows. Any failure to maintain and renew our relationships with these third parties on commercially favorable terms, or to enter into similar relationships in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We use software development tools covered by open source licenses and may incorporate such open source software into our proprietary software from time to time. “Open source software” refers to any code, shareware or other software that is made generally available to the public without requiring payment of fees or royalties and/or that may require disclosure or licensing of any software that incorporates such source code, shareware or other software. Given the nature of open source software, third parties might assert contractual or copyright and other intellectual property‑related claims against us based on our use of such tools and software programs or might seek to compel the disclosure of the source code of our software or other proprietary information. If any such claims materialize, we could be required to (i) seek licenses from third parties in order to continue to use such tools and software or to continue to operate certain elements of our technology, (ii) release certain proprietary software code comprising our modifications to such open source software, (iii) make our software available under the terms of an open source license, (iv) re‑engineer all, or a portion of, that software, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows or (v) be required to pay significant damages as a result of substantiated unauthorized use. While we monitor the use of all open source software in our solutions, processes and technology and try to ensure that no open source software is used (i) in such a way as to require us to disclose the source code to the related solution when we do not wish to do so nor (ii) in connection with critical or fundamental elements of our software or technology, such use may have inadvertently occurred in deploying our proprietary solutions. If a third‑party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our solutions. In addition to risks related to license requirements, usage of open software can lead to greater risks than use of third‑party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

We rely on federal and state law, trade secrets, trademarks, domain names, copyrights and contract law to protect our intellectual property and proprietary technology. It is possible that third parties may copy or otherwise obtain and use our intellectual property or proprietary technology without authorization or otherwise infringe on our rights. For example, while we have a policy of entering into confidentiality, intellectual property invention assignment and/or non‑competition and non‑solicitation agreements or restrictions with our employees, independent contractors and business partners, such agreements may not provide adequate protection or may be breached, or our proprietary technology may otherwise become available to or be independently developed by our competitors.  The promulgation of laws or rules which require the maintenance of source code or other intellectual property in a repository subject to certain requirements and/or which enhance or facilitate access to such source code by regulatory authorities could inhibit our ability to protect against unauthorized dissemination or use of our intellectual property.  Third parties have alleged and may in the future allege that we are infringing, misappropriating or otherwise violating their intellectual property rights. Third parties may initiate litigation against us without warning, or may send us letters or other communications that make allegations without initiating litigation. We may elect not to respond to these letters or other communications if we believe they are without merit, or we may attempt to resolve these disputes out of court by negotiating a license, but in either case it is possible that such disputes will ultimately result in litigation. Any such claims could interfere with our ability to use technology or intellectual property that is material to the operation of our business. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties, such as entities that purchase intellectual property assets for the purpose of bringing infringement claims. We also periodically employ individuals who were previously employed by our competitors or potential competitors, and we may therefore be subject to claims that such employees have used or disclosed the alleged trade secrets or other proprietary information of their former employers.

At times we rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace and require us to enter into license agreements that may not be available on favorable terms or at all. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to risks associated with our international operations and expansion and failure to comply with laws and regulations applicable to our international operations may increase costs, reduce profits, limit growth or subject us to broader liability.

We are exposed to risks and uncertainties inherent in doing business in international markets, particularly in the heavily regulated broker‑dealer industry. Such risks and uncertainties include political, economic and financial instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, exchange rate fluctuations, applicable currency controls, the imposition of restrictions on currency conversion or the transfer of funds, limitations on our ability to repatriate non‑U.S. earnings in a tax efficient manner and difficulties in staffing and managing foreign operations, including reliance on local experts.  Such restrictions generally include those by imposed by the Foreign Corrupt Practices Act (the “FCPA”) and trade sanctions administered by the Office of Foreign Assets Control (“OFAC”).  The FCPA is intended to prohibit bribery of foreign officials and requires companies whose securities are listed in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and to devise and maintain an adequate system of internal accounting controls.  OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against designated foreign states, organizations and individuals. Though we have policies in place designed to comply with applicable OFAC sanctions, rules and regulations as well as the FCPA and equivalent laws and rules of other jurisdictions, if we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of employees and restrictions on our operations and cash flows.

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

In June 2016, the United Kingdom voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”). The outcome of the negotiations between the U.K. and the European Union in connection with the referendum and withdrawal is highly uncertain and may significantly affect the fiscal, monetary and regulatory landscape in the U.K., and could have a material impact on its economy and the future growth of its various industries, including the financial services industry, as well as global economic conditions and financial markets.  We presently access the E.U. markets primarily through our Irish regulated subsidiary and we do not expect any impact on our access to E.U. markets as a result of Brexit.  However, it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., especially with respect to our activities in the U.K. or the potential impact of interacting with U.K. based market participants, and it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As certain of our subsidiaries are members of FINRA and other SROs, we are subject to certain regulations regarding changes in ownership or control and material changes in operations. For example, FINRA’s NASD Rule 1017 generally provides that FINRA approval must be obtained in connection with certain change of ownership or control transactions, such as a transaction that results in a single entity or person owning 25% or more our equity. Similarly, Virtu Financial Ireland Limited, one of our Irish subsidiaries, is subject to change in control regulations promulgated by the Central Bank of Ireland, and other registered or regulated foreign subsidiaries may be subject to similar regulations in applicable jurisdictions. As a result of these regulations, our future efforts to sell shares of our common stock or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

We are dependent on the continued service of certain key executives, the loss or diminished performance of whom could have a material adverse effect on our business.

Our performance is substantially dependent on the performance of our senior management, Mr. Cifu, our Chief Executive Officer and Mr. Molluso, our Chief Financial Officer. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert their attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise, and his role as a director of the Independent Bank Group, Inc., a regional bank holding company. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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

Changes in applicable laws, regulations or rules promulgated by exchanges could conceivably prevent us from providing liquidity to an exchange or other trading venue where we provide liquidity today. Though our revenues are diversified across exchanges and other trading venues, asset classes and geographies, the loss of access to one or more significant exchanges and other trading venues for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We expect to incur significant costs in connection with integrating the operations, products and personnel of KCG into our business.  These costs may include:

•	employee retention, redeployment, relocation or severance;
•	integration of information systems;

•	combination of corporate and administrative functions; and
•	potential or pending litigation or other proceedings related to the Acquisition of KCG.

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

In addition, we incurred $1,650.0 million of new indebtedness in connection with the Acquisition of KCG, $526 million of which we have prepaid as of March 13, 2018.  The debt we have incurred in connection with the Acquisition of KCG may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.  Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

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

In connection with the Acquisition of KCG, we have assumed potential regulatory, litigation and other liabilities relating to KCG’s business.  For example, KCG is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC, FINRA and the FCA. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action, penalties, fines, judgments, censures and settlements. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 48.3% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 48.3% of the Virtu Financial Units as of December 31, 2017. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equityholders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Fourth Amended and Restated Credit Agreement governing our term loan facility (the “Term Loan Facility”), and the indenture pursuant to which we have issued senior secured second lien notes (the “Notes”). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equityholders (including us), or the ability of its subsidiaries to make distributions to it. These include:

•	the SEC Net Capital Rule (Rule 15c3‑1), which requires each of Virtu Financial’s registered broker‑dealer subsidiaries to maintain specified levels of net capital;
•

FINRA Rule 4110, which imposes a requirement of prior FINRA approval for any distribution by Virtu Financial’s FINRA member registered broker‑dealer subsidiary in excess of 10% of its excess net capital; and

•	the requirement for prior approval from the Central Bank of Ireland before Virtu Financial’s regulated Irish subsidiary completes any distribution or dividend.

To the extent that we need funds and Virtu Financial is restricted from making such distributions to us, under applicable law or regulation, as a result of covenants in our Fourth Amended and Restated Credit Agreement, the indenture governing our Notes or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.

Under the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial (as amended, the “Amended and Restated Virtu Financial LLC Agreement”), Virtu Financial from time to time makes pro rata distributions in cash to its equityholders, including the Founder Post‑IPO Member, the trust that holds equity interests in Virtu Financial on behalf of certain employees of ours based outside the United States, which we refer to as the “Employee Trust”, Virtu Employee Holdco and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Virtu Financial. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Virtu Financial’s other equityholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) the exchange of Virtu Financial Units and corresponding shares of Class C common stock or Class D common stock, (b) payments under the tax receivable agreements and (c) future deductions attributable to the prior acquisition of interests in Virtu Financial by certain affiliates of Silver Lake Partners and Temasek, we expect that these tax distributions will be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the tax receivable agreements, the payment of other expenses or the repurchase of shares of common stock or Virtu Financial Units. We will have no obligation to distribute such cash (or other available cash) to our shareholders. No adjustments to the exchange ratio for Virtu Financial Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one‑to‑one.

We are controlled by the Founder Post‑IPO Member, whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.

The Founder Post‑IPO Member controls approximately 88% of the combined voting power of our common stock as a result of its ownership of our Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” does not apply against the Founder Post-IPO Member, Mr. Viola, Temasek, any of our non‑employee directors or any of their respective affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our clients or customers. In addition, subject to the restrictions on competitive activities described below, Mr. Cifu is permitted to become engaged in, or provide services to, any other business or activity in which Mr. Viola is currently engaged or permitted to become engaged, to the extent that Mr. Cifu’s level of participation in such businesses or activities is consistent with his current participation in such businesses and activities. The Amended and Restated Virtu Financial LLC Agreement provides that Mr. Viola, in addition to our other executive officers and our employees that are Virtu Post-IPO Members, including Mr. Cifu, may not directly or indirectly engage in certain competitive activities until the third anniversary of the date on which such person ceases to be an officer, director or employee of ours. Temasek and our non‑employee directors are not subject to any such restriction. To the extent that the Founder Post-IPO Member, Mr. Viola, Temasek, our non‑employee directors or any of their respective affiliates invests in other businesses, they may have differing interests than our other stockholders. Messrs. Viola and Cifu also have business relationships outside of our business.

We may be unable to remain in compliance with the financial maintenance and other covenants contained in our Fourth Amended and Restated Credit Agreement and the indenture governing our Notes and our obligation to comply with these covenants may adversely affect our ability to operate our business.

The covenants in our Fourth Amended and Restated Credit Agreement and indenture governing our Notes may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Fourth Amended and Restated Credit Agreement and the indenture governing our Notes requires us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios, which may require us to take action to reduce our debt or to act in a manner contrary to our business objectives. Our Fourth Amended and Restated Credit Agreement and the indenture governing our Notes also restrict our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates.

A failure to comply with the restrictions contained in our Fourth Amended and Restated Credit Agreement and indenture governing our Notes could lead to an event of default, which could result in an acceleration of our indebtedness. Our future operating results may not be sufficient to enable compliance with the covenants in our Fourth Amended and Restated Credit Agreement or indenture governing our Notes or to remedy such a default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or to make any accelerated payments. Even if we were able to obtain new financing, we would not be able to guarantee that the new financing would be on commercially reasonable terms. If we default on our indebtedness, our business, financial condition and results of operation could suffer a material adverse effect.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition, and results of operations and cash flows.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition, results of operations and cash flows. In some cases, management must select the accounting policy or method to apply from multiple alternatives, any of which may be reasonable under the circumstances, yet each may result in the reporting of materially different results than would have been reported under a different alternative.

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

Additionally, from time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition, results of operations and cash flows.  Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our business, financial condition and results of operation.

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

In connection with the Reorganization Transactions, we acquired equity interests in Virtu Financial from an affiliate of Silver Lake Partners (which, following a secondary offering completed in November 2015 (the “November 2015 Secondary Offering”), no longer holds any equity interest in us) and the an affiliate of the Temasek Pre-IPO Member in the Mergers. In addition, we used a portion of the net proceeds from our IPO and our Secondary Offerings (as defined below) to purchase Virtu Financial Units and corresponding shares of Class C common stock from certain Virtu Post-IPO Members, including  affiliates of the Silver Lake Partners (the “Silver Lake Post-IPO Members”), and certain employees. These acquisitions of interests in Virtu Financial, along with certain subsequent exchanges of interests in Virtu Financial by current and former employees, resulted in tax basis adjustments to the assets of Virtu Financial that were allocated to us and our subsidiaries. Future acquisitions of interests in Virtu Financial are expected to produce favorable tax attributes. In addition, future exchanges by the Virtu Post-IPO Members of Virtu Financial Units and corresponding shares of Class C common stock or Class D common stock, as the case may be, for shares of our Class A common stock or Class B common stock, respectively, are expected to produce favorable tax attributes. These tax attributes would not be available to us in the absence of such transactions. Both the existing and anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into three tax receivable agreements with the Virtu Post-IPO Members and the Investor Post-IPO Stockholders (one with the Founder Post-IPO Member, the Employee Trust, Virtu Employee Holdco and other post IPO investors, other than affiliates of Silver Lake Partners and affiliates of Temasek, another with the Investor Post-IPO Stockholders and the other with the Silver Lake Post-IPO Members) that provide for the payment by us to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders (or their transferees of Virtu Financial Units or other assignees) of 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Virtu Financial’s assets resulting from (a) the acquisition of equity interests in Virtu Financial from an affiliates of Silver Lake Partners and Temasek, and the Temasek Pre-IPO Member in the Reorganization Transactions (which represents the unamortized portion of the increase in tax basis in Virtu Financial’s assets resulting from a prior acquisition of interests in Virtu Financial by an affiliates of Silver Lake Partners and Temasek, and the Temasek Pre-IPO Member), (b) the purchases of Virtu Financial Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) from certain of the Virtu Post-IPO Members using a portion of the net proceeds from the IPO or in any future offering, (c) exchanges by the Virtu Post-IPO Members of Virtu Financial Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) for shares of our Class A common stock or Class B common stock, as applicable, or (d) payments under the tax receivable agreements, (ii) any net operating losses available to us as a result of the Mergers and (iii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreements.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, and the purchases and exchanges completed in connection with our subsequent public offering will aggregate to approximately $147.0 million and range from approximately $0.3 million to $12.8 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreements are dependent on the ability of our subsidiaries to make distributions to us. Our Fourth Amended and Restated Credit Agreement restricts the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreements. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and cash flows and could also affect our liquidity in periods in which such payments are made.

Risks Related to Our Class A Common Stock

Substantial future sales of shares of our Class A common stock in the public market could cause our stock price to fall.

As of December 31, 2017, we had 89,798,609 shares of Class A common stock outstanding, excluding 14,540,911 shares of Class A common stock issuable pursuant to the 2015 Management Incentive Plan and 97,490,729 shares of Class A common stock issuable upon potential exchanges and/or conversions. Of these shares, the 29,404,003 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining 158,738,382 shares of Class A common stock outstanding as of December 31, 2017 (including shares issuable upon exchange and/or conversion) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these remaining 158,738,382 shares of our Class A common stock, including shares issuable upon exchange or conversion as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A common stock.

We have filed a registration statement under the Securities Act registering 16,000,000 shares of our Class A common stock reserved for issuance under our 2015 Amended and Restated Management Incentive Plan, 14,540,911 of which are issuable, and we entered into the Registration Rights Agreement pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, the North Island Stockholder and piggyback registration rights to certain of the other Virtu Post-IPO Members.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations and cash flows, and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed. We have begun to develop and implement a plan to test our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and, if we are no longer an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), our independent registered public accounting firm to issue a report on the effectiveness of internal control over financial reporting with our Annual Report on Form 10-K.  The internal control assessment required by Section 404 of Sarbanes-Oxley may divert internal resources and we may experience higher operating expenses, higher independent auditor and consulting fees during the implementation of these changes.  During the course of this documentation and testing, we may identify deficiencies that we are unable to remediate before the reporting date. Any material weaknesses or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

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

Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to modify the amount of regular dividends and/or declare periodic special dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Fourth Amended and Restated Credit Agreement, business prospects and other factors that our board of directors considers relevant. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether. In addition, our Fourth Amended and Restated Credit Agreement and the indenture governing our Notes limits the amount of distributions our subsidiaries, including Virtu Financial, can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1.07 billion in non-convertible debt during the preceding three-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located in leased office space at 300 Vesey Street, New York, NY 10282. We also lease space for our offices in U.S., Europe, and Asia. We consider the current arrangements to be adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Litigation” section in Note 13 “Commitments, Contingencies and Guarantees” to the Company’s Consolidated Financial Statements included in Part II Item 8 herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

The following table shows the high and low sale price and dividends paid per share for the periods indicated for the Company’s common stock, as reported by NASDAQ.

	Year Ended December 31, 2016
	Sale Price		Dividend per Share
	High	Low	of common stock
First Quarter	$23.90	$19.76	$0.24
Second Quarter	$22.16	$17.19	$0.24
Third Quarter	$18.00	$14.97	$0.24
Fourth Quarter	$16.20	$12.55	$0.24

	Year Ended December 31, 2017
	Sale Price		Dividend per Share
	High	Low	of common stock
First Quarter	$19.07	$15.78	$0.24
Second Quarter	$18.30	$14.60	$0.24
Third Quarter	$18.15	$14.60	$0.24
Fourth Quarter	$18.50	$13.10	$0.24

Holders

Based on information made available to us by the transfer agent, as of March 13, 2018, there are fifty-five stockholders of record of our Class A common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our Class A common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A common stock are “street name” or beneficial holders, whose shares of Class A common stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our board of directors has adopted a policy of returning excess cash to our stockholders. Subject to the sole discretion of our board of directors and the considerations discussed below, we intend to pay dividends that will annually equal, in the aggregate, at least 70% of our net income.

The Company paid cash dividends during the years ended December 31, 2017 and 2016 as represented in the previous table.  The Company intends to continue paying regular quarterly dividends to our Class A and Class B common stockholders and to holders of Restricted Stock Units, however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Fourth Amended and Restated Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s board of directors considers relevant. The terms of the Fourth Amended and Restated Credit Agreement and the indenture governing our Notes contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Long-Term Borrowings”.

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

The stock performance graph below compares the performance of an investment in our Class A common stock, from April 16, 2015, the date of the IPO, through December 31, 2017, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A common stock, the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

150
140
130
120
110
100
90
80
70
60
50
4/16/2015
6/30/2015
12/31/2015
6/30/2016
12/30/2016
6/30/2017
12/29/2017
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

	Period Ending
Index	4/16/2015	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
Virtu Financial Inc.	100.00	123.58	121.75	105.88	93.82	103.82	107.65
S&P 500	100.00	98.37	98.52	102.30	110.30	120.60	134.38
NYSE ARCA Securities Broker/Dealer	100.00	103.10	93.33	78.82	107.58	118.12	139.00

Unregistered Sale of Securities

On July 20, 2017, the Company completed the all-cash acquisition of KCG Holdings, Inc. In connection with the Acquisition, the Company issued 8,012,821 shares of the Company’s Class A stock to an affiliate of Temasek for an aggregate purchase price of approximately $125.0 million, and 40,064,103 shares of the Company’s Class A stock to NIH for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (collectively, the “July 2017 Private Placement”).  As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, the July 2017 Private Placement, and certain other permitted exchanges by current and former employees of Virtu Financial common units for shares of the Company’s Class A common stock, the Company holds an approximately 48.3% interest in Virtu Financial at December 31, 2017.

Pursuant to the exchange agreement (the “Exchange Agreement”) entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of non-voting common interest units in Virtu Financial (the “Virtu

Financial Units”), Virtu Financial Units (along with the corresponding shares of our Class C common stock or Class D common stock, as applicable) may be exchanged at any time for shares of our Class A common stock or Class B common stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Pursuant to the Exchange Agreement, on November 13, 2017, certain current and former employees elected to exchange 209,448 Virtu Financial Units (along with the corresponding shares of our Class C common stock) held on their behalf on a one-for-one basis for shares of our Class A common stock. The shares of our Class A common stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2017:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2015 Management Incentive Plan	8,591,047	$18.89	5,949,864
Equity compensation plans not approved by security holders	None	—	—	—
Total		8,591,047	$18.89	5,949,864

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods beginning on and after January 1, 2013. We were formed on October 16, 2013 and, prior to the consummation of the Reorganization Transactions and the IPO, did not conduct any activities other than those incident to our formation and the IPO.  Our consolidated financial statements reflect, for all the periods prior to April 16, 2015 (the period prior to completion of the Reorganization Transactions), the operations of Virtu Financial and its consolidated subsidiaries, and for all periods on or after April 16, 2015, the operations of the Company and its consolidated subsidiaries (including Virtu Financial). On July 20, 2017 we acquired KCG, which is accounted for under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition reflect KCG's and our balances and reflect the impact of purchase accounting adjustments. As we are the accounting acquirer, the financial results for 2017 comprise our results for the entire applicable period and the results of KCG from the Closing Date through December 31, 2017. All periods prior to the Closing Date comprise solely our results. The consolidated statements of comprehensive income data for the years ended December 31, 2017, 2016 and 2015 and the consolidated statements of financial condition data as of December 31, 2017 and 2016 have been derived from our consolidated financial statements included elsewhere in this Form 10-K.

The following selected historical financial and other data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our respective consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Consolidated Statements of Comprehensive Income Data:
Revenues:
Trading income, net	$766,027	$665,465	$757,455	$685,150	$623,733
Interest and dividends income	50,407	26,419	28,136	27,923	31,090
Commissions, net and technology services(1)	116,503	10,352	10,622	9,980	9,682
Other, net(2)	95,045	36	—	—	—
Total revenues	1,027,982	702,272	796,213	723,053	664,505

Operating Expenses:
Brokerage, exchange and clearance fees, net	256,926	221,214	232,469	230,965	195,146
Communication and data processing	131,506	71,001	68,647	68,847	64,689
Employee compensation and payroll taxes	177,489	85,295	88,026	84,531	78,353
Payments for order flow(3)	27,727	—	—	—	—
Interest and dividends expense	91,993	56,557	52,423	47,083	45,196
Operations and administrative	65,137	23,039	25,991	21,923	27,215
Depreciation and amortization	47,327	29,703	33,629	30,441	23,922
Amortization of purchased intangibles and acquired capitalized software	15,447	211	211	211	1,011
Acquisition related retention bonus	—	—	—	2,639	6,705
Debt issue cost related to debt refinancing(4)	10,460	5,579	—	—	10,022
Initial public offering fees and expenses(5)	—	—	—	8,961	—
Transaction advisory fees and expenses(6)	25,270	—	—	3,000	—
Reserve for legal matters(7)	657	—	5,440	—	—
Charges related to share based compensation at IPO(8)	772	1,755	44,194	—	—
Financing interest expense on long-term borrowings	64,107	28,327	29,254	30,894	24,646
Total operating expenses	914,818	522,681	580,284	529,495	476,905
Income before income taxes	113,164	179,591	215,929	193,558	187,600

Provision for income taxes(9)	94,266	21,251	18,439	3,501	5,397

Net income	$18,898	$158,340	197,490	$190,057	$182,203
Noncontrolling interest	(15,959)	(125,360)	(176,603)
Net income available for common stockholders	$2,939	$32,980	20,887

Earnings per share
Basic	$0.03	$0.83	$0.60
Diluted	$0.03	$0.83	$0.59

Weighted average common shares outstanding
Basic	62,579,147	38,539,091	34,964,312
Diluted	62,579,147	38,539,091	35,339,585

Net income	$18,898	$158,340	$197,490	$190,057	$182,203
Other comprehensive income
Foreign exchange translation adjustment	9,117	(1,165)	(4,255)	(5,032)	1,382
Comprehensive income	28,015	157,175	193,235	$185,025	$183,585
Less: Comprehensive income attributable to noncontrolling interest	(21,833)	(124,546)	(172,249)
Comprehensive income attributable to common stockholders	$6,182	$32,629	20,986

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$532,887	$181,415	$163,235	$75,864	$66,010
Total assets	7,320,006	3,692,390	3,391,930	3,319,458	3,963,570
Senior secured credit facility	1,388,548	564,957	493,589	495,724	500,827
Total liabilities	6,168,428	3,157,978	2,834,060	2,812,760	3,510,282
Class A-1 redeemable interest(10)	—	—	—	294,433	250,000
Total Virtu Financial Inc. stockholders' equity	830,569	145,673	130,708	212,265	203,288
Noncontrolling interest	321,009	388,739	427,162	—	—
Total equity	1,151,578	534,412	557,870	506,698	453,288

(1)

In connection with the Acquisition of KCG, we recognized significant revenue increase in commissions, net and technology services for the year ended December 31, 2017. Commissions and fees are primarily affected by changes in our equity, fixed income and futures transaction volumes with institutional clients, client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of soft dollar and commission recapture activity.

(2)

As a result of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), we recognized a gain of $86.6 million on the reduction of tax receivable agreement obligation during the year ended December 31, 2017. See Note 5, “Tax Receivable Agreements” in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(3)	Payments for order flow are a result of the Acquisition of KGC, and primarily represent payments to broker dealer clients, in the normal course of business, for directing their order flow to us.

(4)

Virtu Financial entered into a $320.0 million senior secured credit facility in 2011, and it went through multiple rounds of refinancing during the years ended December 31, 2013 and 2016. In 2017, in connection with the Acquisition of KCG, the existing senior secured credit facility was terminated, and Virtu Financial entered into the  Fourth Amended and Restated Credit Agreement of $1,150.0 million, and issued senior secured second lien notes of $500.0 million. During the refinancing and termination of the existing credit facility, a portion of certain financing costs that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, were accelerated and recognized at the closing of the transactions.

(5)

Initial public offering fees and expenses reflect costs directly attributable to our initial public offering process, which was postponed in April 2014. We accounted for such costs in accordance with ASC 340‑10, Other Assets and Deferred Costs. ASC 340 states that costs directly attributable to a successfully completed offering of equity securities may be deferred and charged against the gross proceeds of the offering as a reduction of additional paid‑in capital, but for an offering postponed for a period greater than 90 days, the offering costs must be charged as an expense in the period the offering process was postponed.

(6)

Transaction advisory fees reflect professional fees incurred by us in connection with the Temasek Transaction and Acquisition of KCG, which were consummated on December 31, 2014 and July 20, 2017, respectively.

(7)

In December 2015, the enforcement committee of the AMF fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of Madison Tyler Holdings, LLC engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, we accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 million (approximately $0.4 million).

(8)

Represents non‑cash compensation expenses in respect of the outstanding time vested Class B interests of Virtu Financial and East MIP Class B interests recognized at the consummation of the IPO and through the year ended December 31, 2015, net of $9.2 million and $8.5 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use. We continued to capitalize and amortize the costs related to development on the software for internal use for the years ended December 31, 2017 and 2016.

(9)

As a result of the 2017 Tax Act, the U.S. statutory corporate tax rate has been lowered from 35% to 21% and certain deductions have been eliminated. We have reasonably estimated the effect of the 2017 Tax Act, and recorded a provisional deferred tax expense for the impact of the 2017 Tax Act of approximately $90.6 million. See Note 13, “Income Taxes” in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(10)

The Class A‑1 interests of Virtu Financial were convertible by the holders at any time into an equivalent number of Class A‑2 capital interests of Virtu Financial and, in a sale or other specified capital transaction, holders were entitled to receive distributions up to specified preference amounts before holders of Class A‑2 capital interests of Virtu Financial were entitled to receive distributions. In connection with the Reorganization Transactions, all of the existing equity interests in Virtu Financial were reclassified into Virtu Financial Units. See Note 15, “Capital Structure” within our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis the years ended December 31, 2017, 2016, and 2015 and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report on Form 10-K, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this annual report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Annual Report, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this annual report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this annual report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	reduced levels of overall trading activity;
•	dependence upon trading counterparties and clearing houses performing their obligations to us;
•	failures of our customized trading platform;
•	risks inherent to the electronic market making business and trading generally;
•	increased competition in market making activities and execution services;
•	dependence on continued access to sources of liquidity;
•	risks associated with self‑clearing and other operational elements of our business;
•	compliance with laws and regulations, including those specific to our industry;
•	obligation to comply with applicable regulatory capital requirements;
•	litigation or other legal and regulatory‑based liabilities;
•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;
•	obligation to comply with laws and regulations applicable to our international operations;
•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;
•	need to maintain and continue developing proprietary technologies;

•	failure to maintain system security or otherwise maintain confidential and proprietary information;
•	the effect of the Acquisition of KCG on existing business relationships, operating results, and ongoing business operations generally;
•	the significant costs and significant indebtedness that we incurred in connection with the Acquisition of KCG, and the integration of KCG into our business;
•	the risk that we may encounter significant difficulties or delays in integrating the two businesses and the anticipated benefits, costs savings and synergies or capital release may not be achieved;
•	the assumption of potential liabilities relating to KCG’s business;
•	capacity constraints, system failures, and delays;
•	dependence on third party infrastructure or systems;
•	use of open source software;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with international operations and expansion, including failed acquisitions or dispositions;
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

Our forward-looking statements made herein are made only as of the date of this report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report on Form 10-K.

Basis of Preparation

Our audited consolidated financial statements for the year ended December 31, 2017 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “Acquisition of KCG Holdings Inc.” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, we are accounting for the Acquisition of KCG under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of the Closing Date, were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition reflect KCG's and our balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As we are the accounting acquirer, the financial results for the year ended December 31, 2017 comprise our results for the entire applicable period and the results of KCG from the Closing Date through December 31, 2017. All periods prior to the Closing Date comprise solely our results.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying competitive liquidity and execution services while at the same time earning attractive margins and returns.

Technology and operational efficiency are at the core of our business, and our focus on market making technology is a key element of our success. We have developed a proprietary, multi-asset, multi-currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges and other liquidity centers. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making activities in an efficient manner and enable us to scale our market making activities globally and across additional securities and other financial instruments and asset classes without significant incremental costs or third party licensing or processing fees.

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

As described in “Acquisition of KCG” below, on the Closing Date, we completed our acquisition of KCG.  KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies. KCG combined advanced technology with specialized client service across market making, agency execution and trading venues and also engaged in principal trading via exchange-based electronic market making. KCG offered multiple access points to trade global equities, options, futures, fixed income, currencies and commodities available via voice or electronically.

Prior to the Acquisition of KCG, Virtu operated as a single reportable business segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017, Virtu has three operating segments: Market Making, Execution Services, and Corporate. Our management allocates resources, assesses performance and manages our business according to these segments:

•	Market Making,

•	Execution Services, and

•	Corporate

We believe that the most relevant asset class distinctions and venues for the markets we serve include the following:

Asset Classes	Selected Venues in Which We Make Markets
Americas Equities	BATS, BM&F Bovespa, CHX, CME, MexDer, NASDAQ, NYSE, NYSE Arca, NYSE American, TSX, major private liquidity pools
Rest of World Equities

Amsterdam, Aquis, ASX, BATS Europe, Bolsa de Madrid, Borsa Italiana, Brussels, EUREX, Euronext -Paris, ICE Futures Europe, Johannesburg Stock Exchange, Lisbon, LSE, OSE, SBI Japannext, SGX, SIX Swiss Exchange, TOCOM, TSE

Global FICC, Options, and Other	BOX, BrokerTec, CME, Currenex, EBS, eSpeed, Hotspot, ICE, ICE Futures Europe, LMAX, NASDAQ Energy Exchange, NYSE Arca Options, PHLX, Reuters/Fxall, SGX, TOCOM

Market Making

We provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and execution technology enables us to provide competitive bids and offers in over 25,000 securities, at over 235 venues, in 36 countries worldwide.

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result market makers capture rate per notional amount transacted will increase.

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions. Agency based, execution-only trading in the segment is done primarily through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in Virtu BondPoint (our fixed income ECN) and in Virtu MatchIt (our ATS for U.S. equities),  We also earn technology services revenues by providing our proprietary technology and infrastructure to select third parties for a service fee.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Acquisition of KCG

On the Closing Date, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG, Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company.

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

On June 30, 2017, Virtu Financial and VFH Parent LLC (“VFH”) entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) for $1.15 billion first lien secured term loans with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety VFH’s existing Credit Agreement.

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

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO. The 2015 Management Incentive Plan was amended and restated in 2017 (the “Amended and Restated 2015 Management Incentive Plan”), provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.  Subsequent to the IPO and during the year ended December 31, 2017, options to purchase 994,000 shares in the aggregate were forfeited.  The fair value of the stock option grants were determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period.  In connection with and subsequent to the IPO, 1,076,681 shares of immediately vested Class A common stock and 1,579,438 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A common stock. The fair value of the Class A common stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate, and will be recognized on a straight line basis over the vesting period.

Components of Our Results of Operations

The following table sets forth: (i) Total revenue, (ii) Total operating expenses and (iii) Income before income taxes and noncontrolling interest of our segments and on a consolidated basis (in thousands):

	Years Ended December 31,
(in thousands)	2017	2016	2015
Market Making
Total revenue	$836,707	$691,884	$785,591
Total operating expenses	762,074	515,739	574,148
Income before income taxes and noncontrolling interest	74,633	176,145	211,443
Execution Services
Total revenue	99,135	10,352	10,622
Total operating expenses	111,654	5,949	6,136
Income before income taxes and noncontrolling interest	(12,519)	4,403	4,486
Corporate
Total revenue	92,140	36	-
Total operating expenses	41,090	993	-
Income (loss) before income taxes and noncontrolling interest	51,050	(957)	-
Consolidated
Total revenue	1,027,982	702,272	796,213
Total operating expenses	914,818	522,681	580,284
Income before income taxes and noncontrolling interest	$113,164	$179,591	$215,929

	Years Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015
Revenues:
Trading income, net	$766,027	$665,465	$757,455
Interest and dividends income	50,407	26,419	28,136
Commissions, net and technology services	116,503	10,352	10,622
Other, net	95,045	36	—
Total revenue	1,027,982	702,272	796,213

Operating Expenses:
Brokerage, exchange and clearance fees, net	256,926	221,214	232,469
Communication and data processing	131,506	71,001	68,647
Employee compensation and payroll taxes	177,489	85,295	88,026
Payments for order flow	27,727	—	—
Interest and dividends expense	91,993	56,557	52,423
Operations and administrative	65,137	23,039	25,991
Depreciation and amortization	47,327	29,703	33,629
Amortization of purchased intangibles and acquired capitalized software	15,447	211	211
Debt issue cost related to debt refinancing	10,460	5,579	—
Transaction advisory fees and expenses	25,270	—	—
Reserve for legal matters	657	—	5,440
Charges related to share based compensation at IPO	772	1,755	44,194
Financing interest expense on long-term borrowings	64,107	28,327	29,254
Total operating expenses	914,818	522,681	580,284
Income before income taxes and noncontrolling interest	113,164	179,591	215,929
Provision for income taxes	94,266	21,251	18,439
Net income	$18,898	$158,340	$197,490

Total Revenues

The majority of our revenue is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income as well as the technology services revenue generated by using our proprietary technology to provide technology infrastructure and agency execution services to select third parties. Following the Acquisition of KCG, we also earn commissions and commission equivalents from executing trades on behalf of institutional clients.

Trading Income, Net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following three categories: Americas Equities, Rest of World Equities, and Global FICC, options and other. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for 75%, 95% and 95% of our total revenues for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Commissions, Net and Technology Services. Technology services revenues include technology licensing fees and agency commission fees. Technology licensing fees are charged for the licensing of our proprietary technology and the provision of related services, including hosting, management and support. These fees include an up-front component and a recurring fee for the relevant terms, which may include both fixed and variable components. Revenue is recognized ratably for these services over the contractual term of the agreement. We began providing technology licensing services to a third party in 2013 pursuant to a three-year arrangement, which was renewed for one year on the same terms except for the up-front component in January 2016. In July 2016, we entered into a separate three-year arrangement with another third party to provide technology services.

Agency commission fees are charged for agency trades executed by us on behalf of third party broker-dealers, institutions and other financial institutions. We began providing agency execution services in April 2016, and revenue is recognized on a trade date basis based on the trade volume executed. Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within commissions, net and technology services. Commissions and fees are primarily affected by changes in our equity, fixed income and futures transaction volumes with institutional clients; client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity.

Other, Net. In July 2016, we made a minority investment in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo, for $38.8 million which was substantially paid in Japanese Yen. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds of ¥3.5 billion to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within other, net.

As discussed in Note 6 “Tax Receivable Agreements” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, as a result of the decrease in the U.S. corporate income tax rate to 21% (see “Provision for Income Taxes” below), we recognized $86.6 million gain on the reduction of our tax receivable agreement obligation.  As discussed in Note 2. “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

We also have interests in two telecommunications joint ventures (“JV”).  We record our pro-rata share of each JV’s earnings or losses within other, net while fees related to the use of communication services provided by the JVs are recorded within communications and data processing.

Operating Expenses

Brokerage, Exchange and Clearance Fees, Net. Brokerage, exchange and clearance fees are our most significant expenses, which include the direct expenses of executing and clearing transactions that we consummate in the course of our market making activities. Brokerage, exchange and clearance fees primarily consist of fees charged by the third parties for executing, processing and settling trades. These fees generally increase and decrease in direct correlation with the level of trading activity, or volumes, in the markets we serve. Execution fees are paid primarily to exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Rebates based on volume discounts, credits or payments received from exchanges or other market places are netted against brokerage, exchange and clearance fees.

Payments for Order Flow. Payments for order flow are a result of the Acquisition of KCG, and they primarily represent payments to broker dealer clients, in the normal course of business, for directing their order flow to us primarily in U.S. equities. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

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

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Non-cash compensation includes, prior to the Reorganization Transactions, the share based-incentive compensation paid to employees in the form of Class A-2 profits interests in Employee Holdco, which formerly held corresponding Class A-2 profits interests in Virtu Financial.  Additionally, after the Reorganization Transactions, it includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the 2015 Management Incentive Plan. We have capitalized and therefore excluded employee compensation and benefits related to software development of $15.7 million, $11.1 million, and $10.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight line basis over a period of 1.5 to 2.5 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight line basis over the lesser of the life of the improvement or the term of the lease.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of $1.9 million, $2.0 million and $175.0 million of assets acquired in connection with the acquisitions of certain assets from Nyenburgh Holding B.V., Teza and KCG, respectively. These assets are amortized over their useful lives, ranging from 1 to 17 years, except for certain assets which where categorized as indefinite useful life.

Debt Issue Costs Related to Debt Refinancing. As a result of the refinancing or early termination of our debt, we accelerate the capitalized debt issue costs and the discount on debt that would otherwise to be amortized or accreted over the life of the loan.

Transaction Advisory Fees and Expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the Acquisition of KCG.

Reserve for Legal Matters. Reserve for legal matters represents the potential legal settlements arriving from on-going legal matters that might be material for our results of operations and cash flows for any particular reporting period.

Charges Related to Share Based Compensation at IPO. At the consummation of the IPO and through the year ended December 31, 2017, we recognized non-cash compensation expenses in respect of the outstanding time vested Class B and East MIP Class B interests, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as discussed in Note 16 (“Share-based compensation”) of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions (including the acquisition of KCG) and investments, audit-related developments, tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Public Law No. 115-97, commonly referred to as the The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional deferred tax expense for the impact of the 2017 Tax Act of approximately $91.0 million, which is primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

See Note 13 “Income Taxes” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Non-GAAP Financial Measures and Other Items

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures of financial performance:

•

“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or trading income, net, plus commissions, net and technology services, plus interest and dividends income and expense, net, less direct costs associated with those revenues, including brokerage, exchange and clearance fees, net, and payments for order flow. Management believes that this measurement is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.

•

“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on long-term borrowings, debt issue cost related to debt refinancing, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, reserve for legal matters, transaction advisory fees and expenses, termination of office leases, acquisition related retention bonus, trading related settlement income, other, net, share based compensation, charges related to share based compensation at IPO, 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

•

“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A common stock, and applying a corporate tax rate of 35.5% to 37%.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. Additional information provided regarding the breakdown of Total ANTI by category is also a non-GAAP financial measure but is not used by the Company in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP financial measures or similar non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide useful information to investors regarding our results of operations and cash flows because they assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our Fourth Amended and Restated Credit Agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized

Adjusted EPS differently, and as a result our measures of Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

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

Because of these limitations, Adjusted Net Trading Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, EBITDA, Adjusted EBITDA and Normalized Adjusted Net Income along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income, cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure.

The following tables reconcile Consolidated Statements of Comprehensive Income to arrive at EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins.

	For the Year Ended
	December 31,
	2017	2016	2015
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$766,027	$665,465	$757,455
Interest and dividends income	50,407	26,419	28,136
Commissions, net and technology services	116,503	10,352	10,622
Brokerage, exchange and clearance fees, net	(256,926)	(221,214)	(232,469)
Payments for order flow	(27,727)	—	—
Interest and dividends expense	(91,993)	(56,557)	(52,423)
Adjusted Net Trading Income	$556,291	$424,465	$511,321

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$18,898	$158,340	$197,490
Financing interest expense on long-term borrowings	64,107	28,327	29,254
Debt issue cost related to debt refinancing	10,460	5,579	—
Depreciation and amortization	47,327	29,703	33,629
Amortization of purchased intangibles and acquired capitalized software	15,447	211	211
Provision for Income Taxes	94,266	21,251	18,439
EBITDA	$250,505	$243,411	$279,023

Severance	14,911	1,252	1,065
Reserve for legal matters	657	—	5,440
Transaction advisory fees and expenses	25,270	994	—
Termination of office leases	3,671	(319)	2,729
Acquisition related retention bonus	23,050	—	—
Trading related settlement income	(628)	(2,975)	—
Other, net	(95,045)	(36)	—
Equipment write-off	1,216	428	—
Share based compensation	21,825	18,222	15,202
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	5,225	5,606	4,710
Charges related to share based compensation awards at IPO	740	1,755	44,194
Adjusted EBITDA	$251,397	$268,338	$352,363

Selected Operating Margins
Net Income Margin (1)	3.4%	37.3%	38.6%
EBITDA Margin (2)	45.0%	57.3%	54.6%
Adjusted EBITDA Margin (3)	45.2%	63.2%	68.9%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.
(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	2017	2016	2015
(in thousands, except share and per share data)
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$18,898	$158,340	$197,490
Provision for income taxes	94,266	21,251	18,439
Income before income taxes	113,164	179,591	215,929
Amortization of purchased intangibles and acquired capitalized software	15,447	211	211
Financing interest expense related to KCG transaction	4,626	—	—
Debt issue cost related to debt refinancing	10,460	5,579	—
Severance	14,911	1,252	1,064
Reserve for legal matters	657	—	5,440
Transaction advisory fees and expenses	25,270	994	—
Termination of office leases	3,671	(319)	2,729
Equipment write-off	2,849	428	1,719
Acquisition related retention bonus	23,050	—	—
Trading related settlement income	(628)	(2,975)	—
Other, net	(95,045)	(36)	—
Share based compensation	21,825	18,222	15,202
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	5,225	5,606	4,710
Charges related to share based compensation awards at IPO	740	1,755	44,194
Normalized Adjusted Net Income before income taxes	146,222	210,308	291,198
Normalized provision for income taxes (1)	54,102	74,659	103,375

Normalized Adjusted Net Income	$92,120	$135,649	$187,823

Weighted Average Adjusted shares outstanding (2)	161,464,923	139,685,124	138,772,354

Normalized Adjusted EPS	$0.57	$0.97	$1.35

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 35.5% to 37%.
(2)

Assumes that (1) holders of all vested and unvested Virtu Financial Units (together with corresponding shares of Class C common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class A common stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of Class D common stock), have exercised their right to exchange such Virtu Financial Units for shares of Class B common stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the years ended December 31, 2017, 2016 and 2015.

The following table shows our Trading Income, Net, average daily Trading Income, Net, Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the years ended December 31, 2017, 2016, and 2015.

(in thousands, except percentages)	2017			2016			2015
Adjusted Net Trading Income by Category:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Americas Equities	$275,714	$1,098	49.6%	$124,246	$493	29.2%	$135,662	$538	26.5
ROW Equities	92,232	367	16.6%	94,436	375	22.2%	103,478	410	20.2
Global FICC, Options and Other	127,749	509	23.0%	195,036	775	46.0%	255,129	1,013	49.9
Unallocated (1)	(6,243)	(25)	(1.2)%	395	2	0.2%	6,430	26	0.9
Total market making	$489,452	$1,949	88	$414,113	$1,645	97.6	$500,699	$1,987	97.5

Execution Services	67,345	268	12.1%	10,352	41	2.4%	10,622	42.15	2.5

Corporate	(506)	(2)	(0.1)%	-	-	-	-	-	-

Adjusted Net Trading Income	$556,291	$2,215	100.0%	$424,465	$1,686	100.0%	$511,321	$2,029	100.0

(1)Under our methodology for recording “trading income, net” in our consolidated statements of comprehensive income from Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by category, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation may defer or accelerate the amount in a particular category from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that Adjusted Net Trading Income by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, Net, calculated in accordance with GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues

Our total revenues increased $325.7 million, or 46.4%, to $1,028.0 million for the year ended December 31, 2017, compared to $702.3 million for the year ended December 31, 2016. This increase was primarily attributable to an increase in trading income, net, of $100.5 million, $101.1 million increase in commissions, net and technology services, $24.0 million increase in interest and dividend income, and $95.0 million increase in other, net. These increases were primarily attributable to the Acquisition of KCG, as well as the gain on the reduction of our tax receivable agreement obligation as a result of the 2017 Tax Act during the year ended December 31, 2017.

The following table shows the total revenues by operating segment for the years ended December 31, 2017 and 2016.

(in thousands, except for percentage)	2017	2016	% Change
Market Making
Trading income, net	$769,556	$665,465	15.6%
Interest and dividends income	51,822	26,419	96.2%
Commissions, net and technology services	13,689	-	NM
Other, net	1,640	-	NM
Total revenues from Market Making	$836,707	$691,884	20.9%

Execution Services
Trading income, net	$(5,394)	$-	NM
Interest and dividends income	619	-	NM
Commissions, net and technology services	102,814	10,352	893.2%
Other, net	1,096	-	NM
Total revenues from Execution Services	$99,135	$10,352	857.6%

Corporate
Trading income, net	$1,865	$-	NM
Interest and dividends income	(2,034)	-	NM
Commissions, net and technology services	-	-	NM
Other, net	92,309	36	NM
Total revenues from Corporate	$92,140	$36	NM

Consolidated
Trading income, net	$766,027	$665,465	15.1%
Interest and dividends income	50,407	26,419	90.8%
Commissions, net and technology services	116,503	10,352	1025.4%
Other, net	95,045	36	NM
Total revenues	$1,027,982	$702,272	46.4%

Trading Income, Net. Trading income, net is primarily earned by our Market Making segment. Trading income, net increased $100.5 million, or 15.1%, to $766.0 million for the year ended December 31, 2017, compared to $665.5 million for the year ended December 31, 2016. The increase was primarily attributable to the Acquisition of KCG. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and Dividends Income. Interest and dividends income is primarily earned by our Market Making segment. Interest and dividends income increased $24.0 million, or 90.9%, to $50.4 million for the year ended December 31, 2017, compared to $26.4 million for the year ended December 31, 2016. This increase was primarily attributable to the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, Net and Technology Services. Commissions, net and technology services revenues are primarily earned by our Execution Services segment. Technology services revenue increased $106.1 million, or 1,020.2%, to $116.5 million for the year ended December 31, 2017, compared to $10.4 million for the year ended December 31, 2016. The increase was primarily due to the Acquisition of KCG, as well as agency fee revenues arising from new customers we on-boarded.

Other, Net. Other, net revenues are primarily earned by our Corporate segment. Other, net increased $95.0 million for the year ended December 31, 2017, compared to $36 thousand for the year ended December 31, 2016. The increase was primarily due to the gain on reduction of our tax receivable agreement obligation as a result of the 2017 Tax Act.

As discussed in Note 6. “Tax Receivable Agreements” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K,  and Provision for Income Taxes above we recognized a $86.6 million gain on the reduction of our tax receivable agreement obligation which is recorded in Other, net for the year ended December 31, 2017.

The increase in other, net was also attributable to the $3.3 million gain recognized from fair value adjustment in our minority interest in SBI Japannext for the year ended December 31, 2017.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $131.8 million, or 31.0%, to $556.3 million for the year ended December 31, 2017, compared to $424.5 million for the year ended December 31, 2016. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $151.5 million, or 122%, from the Market Making segment, and a significant increase of $56.9 million, or 569%, from Execution Services for the year ended December 31, 2017. The overall increase was partially offset by a decrease of $2.2 million, or 2%, to $92.2 million in ROW equities and a decrease of $67.3 million, or 35%, to $127.7 million in Global FICC, Options and Other categories in the Market Making segment. The number of trading days for the year ended December 31, 2017 and 2016 were both 252.

Operating Expenses

Our operating expenses increased $392.1 million, or75.0%, to $914.8 million for the year ended December 31, 2017, compared to $522.7 million for the year ended December 31, 2016. The increase in operating expenses was primarily attributable to the Acquisition of KCG, which caused increases in all expense areas except for charges related to share based compensation at IPO. There was an increase in brokerage, exchange, and clearance fees, net of $30.7 million, communication of data processing of $60.5 million, employee compensation and payroll taxes of $92.2 million, interest and dividends expense of $35.4 million, operations and administrative expense of $42.1 million, depreciation and amortization expense of $17.6 million, amortization of purchased intangible and acquired capital software of $15.2 million, debt issue cost related to debt refinancing of $4.9 million, transaction advisory fees and expenses of $25.3 million, reserve for legal matters of $0.7 million, and in financing interest expense on our long-term borrowings of $35.8 million. Additionally we incurred $27.7 million in payments for order flow, which was a new expense for the year ended December 31, 2017.

Brokerage, Exchange and Clearance Fees, Net. Brokerage exchange and clearance fees, net, increased $35.7 million, or16.1%, to $256.9 million for the year ended December 31, 2017, compared to $221.2 million for the year ended December 31, 2016. This increase was primarily attributable to the increases in market volume traded in Americas Equities instruments in which we make markets as a result of the Acquisition of KCG. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and Data Processing. Communication and data processing expense increased $60.5 million, or 85.2%, to $131.5 million for the year ended December 31, 2017, compared to $71.0 million for the year ended December 31, 2016. This increase was primarily due to the Acquisition of KCG, which brought on additional connections, co-location connectivity, market data and other subscriptions to us. The increase was partially offset by the reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee Compensation and Payroll Taxes. Employee compensation and payroll taxes increased $92.2 million, or 108.1%, to $177.5 million for the year ended December 31, 2017, compared to $85.3 million for the year ended December 31, 2016. The increase in compensation levels was primarily attributable to the $23.0 million in Acquisition related retention bonus and the increase in headcount as a result of the Acquisition of KCG. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability.

Payments for order flow. Payments for order flow were $27.7 million for the year ended December 31, 2017, and were attributable to the Acquisition of KCG. Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Interest and Dividends Expense. Interest and dividends expense increased $35.4 million, or 62.5%, to $92.0 million for the year ended December 31, 2017, compared to $56.6 million for the year ended December 31, 2016. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and Administrative. Operations and administrative expense increased $42.1 million, or 183.0%, to $65.1 million for the year ended December 31, 2017, compared to $23.0 million for the year ended December 31, 2016. This increase was primarily attributable to the increases in legal and other professional fees resulting from the Acquisition of KCG. The increase was partially offset by the cancellation of various legal and professional expenses as a result of an on-going effort to consolidate professional services.

Depreciation and Amortization. Depreciation and amortization increased $17.6 million, or 59.3%, to $47.3 million for the year ended December 31, 2017, compared to $29.7 million for the year ended December 31, 2016. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of Purchased Intangibles and Acquired Capitalized Software. Amortization of purchased intangibles and acquired capitalized software increased $15.2 million, to $15.4 million for the year ended December 31, 2017, compared to $0.2 million for the year ended December 31, 2016. The increase was primarily due to additional intangible assets recognized as part of purchase price accounting for the Teza acquisition and the Acquisition of KCG for $2.0 million and $175.0 million, respectively, as of December 31, 2017. We recognized an aggregated of $15.2 million in amortization expenses related to the Teza acquisition and the Acquisition of KCG for the year ended December 31, 2017.

Debt issue cost related to Debt refinancing. Debt issue costs related to debt refinancing increased $4.9 million, or 87.5%, to $10.5 million for the year ended December 31, 2017, compared to $5.6 million for the year ended December 31, 2016. The increase was primarily attributable to the recognition of an approximately $5.5 million in acceleration of the debt issue costs associated with the $250 million voluntary prepayment made towards our senior secured first lien term loan, as discussed in Note 10 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Transaction Advisory Fees and Expenses. Transaction advisory fees and expense was $25.3 million for the year ended December 31, 2017. We had no such expense for the year ended December 31, 2016. This expense primarily represents the non-recurring legal and professional fees incurred in connection with the Acquisition of KCG.

Reserve for Legal Matters. Reserve for legal matters increased $0.7 million for the year ended December 31, 2017. We had no such expenses for the year ended December 31, 2016. The increase was primarily due to accruals for other legal reserves as a result of the Acquisition of KCG.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $1.0 million, or 55.6%, to $0.8 million for the year ended December 31, 2017, compared to $1.8 million for the year ended December 31, 2016. The decrease was primarily attributable to the fact that certain Class B and East MIP Class B interests became fully vested, and as well as to the increase in forfeitures for the year ended December 31, 2017, comparing to the year ended December 31, 2016.

Financing Interest Expense on Long-Term Borrowings. Financing interest expense on long-term borrowings increased $35.8 million, or 126.5%, to $64.1 million, compared to $28.3 million for the year ended December 31, 2016. This increase was primarily attributable to the increase in outstanding principal as a result from the refinancing of the senior secured first lien term loan and the offering of the Notes, as discussed in Note 10 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial.  Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes increased $73.0 million, to $94.3 million for the year ended December 31, 2017, compared to $21.3 million for the year ended December 31, 2016. The increase was primarily attributable to impact of the 2017 Tax Act on our net deferred tax assets, which decreased in value as a result of the lower U.S. corporate income tax rate effective January 1, 2018.  This increase was offset in part by the effect of lower income before income taxes in 2017 compared to 2016, and the tax impact of the 2017 Tax Act on our tax receivable agreement obligations. See Note 13 “Income Taxes” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K Item for additional information.

On February 8, 2017, the Company issued an earnings release announcing its unaudited financial results for the quarter and year ended December 31, 2017, and furnished a copy of the release as Exhibit 99.1 to the Company’s current report on Form 8-K filed on the same date. The consolidated statements of comprehensive income for the year ended December 31, 2017 in this Annual Report on Form 10-K revised the amount reported as “Net income available for common stockholders” and “Basic and Diluted Earnings per share” of $17.3 million and $0.26, respectively, to $2.9 million and $0.03, respectively (See Item 8, “Financial Statements and Supplementary Data”). The reason for the revision is a change in the Company’s estimated provision for income tax due to the decrease in deferred tax assets as a result of the 2017 Tax Act that was passed on December 22, 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Revenues

Our total revenues decreased $93.9 million, or 11.8%, to $702.3 million for the year ended December 31, 2016, compared to $796.2 million for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in trading income, net, of $92.0 million, and a decrease in interest and dividend income of $1.7 million.

The following table shows the total revenues by operating segment for the years ended December 31, 2016 and 2015.

(in thousands, except for percentage)	2016	2015	% Change
Market Making
Trading income, net	$665,465	$757,455	-12.1%
Interest and dividends income	26,419	28,136	-6.1%
Commissions, net and technology services	-	-	NM
Other, net	-	-	NM
Total revenues from Market Making	$691,884	$785,591	-11.9%

Execution Services
Trading income, net	$-	$-	NM
Interest and dividends income	-	-	NM
Commissions, net and technology services	10,352	10,622	-2.5%
Other, net	-	-	NM
Total revenues from Execution Services	$10,352	$10,622	-2.5%

Corporate
Trading income, net	$-	$-	NM
Interest and dividends income	-	-	NM
Commissions, net and technology services	-	-	NM
Other, net	36	-	NM
Total revenues from Corporate	$36	$-	NM

Consolidated
Trading income, net	$665,465	$757,455	-12.1%
Interest and dividends income	26,419	28,136	-6.1%
Commissions, net and technology services	10,352	10,622	-2.5%
Other, net	36	-	NM
Total revenues	$702,272	$796,213	-11.8%

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

Commissions, Net and Technology Services. Commissions, net and technology services revenues include technology licensing fees and agency commission fees. Technology licensing fees typically include an initial component earned at the inception of a new contract and a recurring fee that may include both a fixed and variable component, and are recognized ratably over the term of the contract and therefore do not change significantly period over period unless there are new counterparties. Agency commission fees are positively correlated to the volume of the trades executed by our broker dealer subsidiary. Commissions, net and technology services revenue decreased $0.2 million, or 1.9%, to $10.4 million for the year ended December 31, 2016, compared to $10.6 million for the year ended December 31, 2015. The slight decrease in the commissions, net and technology services revenue was mainly due to the upfront fee on one of the arrangements that was fully recognized over the initial three-year term by the second quarter of 2016. The decrease was partially offset by the new technology services contract executed with a new counterparty related to US Treasuries Dealer to Dealer market making on electronic trading venues in July 2016, as well as the agency commission fees generated from agency execution services started in April 2016.

Other, net. Other, net was incurred as a result of the foreign currency revaluations on the Japanese Yen based minority investment and the SBI Bonds, which were $(3.1) million and $3.2 million, respectively, for the year ended December 31, 2016. There were no such revenues (losses) for the year ended December 31, 2015.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $86.8 million, or 17.0%, to $424.5 million for the year ended December 31, 2016, compared to $511.3 million for the year ended December 31, 2015. This decrease compared to the prior period reflects decreases in Adjusted Net Trading Income from Americas Equities trading of $11.4 million, $14.1 million from EMEA equities $11.4 million from global commodities, $44.8 million from global currencies, and options, fixed income and other securities of $3.9 million. These decreases in Adjusted Net Trading Income were partially offset by an increase in Adjusted Net Trading Income from trading, $5.0 million from APAC equities compared to the prior period. Adjusted Net Trading Income per day decreased $0.3 million, or 17.3%, to $1.65 million for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015. The number of trading days for the year ended December 31, 2016 and 2015 were both 252.

Operating Expenses

Our operating expenses decreased $57.6 million, or 9.9%, to $522.7 million for the year ended December 31, 2016, compared to $580.3 million for the year ended December 31, 2015. This decrease was primarily due to decreases in brokerage, exchange, and clearance fees of $11.3 million, employee compensation and payroll taxes of $2.7 million, operations and administrative expense of $3.0 million, depreciation and amortization expense of $3.9 million, reserve for legal matters of $5.4 million, and charges related to share based compensation at IPO of $42.4 million, and $1.0 million decrease in financing interest expense on our long-term borrowings. These decreases in operating expenses were partially offset by increases in communication and data processing expense of $2.4 million, interest and dividends expense of $4.2 million, and increase in debt issue cost related to refinancing of $5.6 million. There was no change for the year ended December 31, 2016 compared to the year ended December 31, 2015 for amortization of purchased intangible and acquired capitalized software.

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

Reserve for Legal Matters. In December 2015, the enforcement committee of the AMF fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of MTH engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  In accordance with the foregoing, though we are currently pursuing our rights of appeal, we have accrued an estimated loss of €5.0 million (approximately $5.4 million) in relation to the fine imposed by the AMF. We had no such expense for the year ended December 31, 2016.

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

Liquidity and Capital Resources

General

As of December 31, 2017, we had $532.9 million in cash and cash equivalents. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity, and other general corporate purposes. As of December 31, 2017, we had borrowings under our short-term credit facilities of approximately $205.7 million, borrowing under broker dealer facilities of $32.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1431.1 million.  As of December 31, 2017, our regulatory capital requirements for domestic U.S. subsidiaries were $7.1 million, in aggregate.

The majority of our assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain an uncommitted credit facility with two of our wholly owned broker-dealer subsidiaries. Additionally, we also maintain a revolving credit facility with three of our wholly owned broker-dealer subsidiaries, as discussed in Note 10 “Borrowing” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K herein.

Based on our current level of operations, we believe our cash flows from operations, available cash and cash equivalents, and available borrowings under our broker-dealer credit facilities will be adequate to meet our future liquidity needs for more than the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of these cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 16 “Tax Receivable Agreements” to the consolidated financial statements included herein are expected to aggregate to approximately $147.0 million, ranging from approximately $0.3 million to $12.8 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment was due September 15, 2016, and we made our first payment of $7.0 million in February 2017. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from the cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equityholders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. If the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Fourth Amended and Restated Credit Agreement or the indenture governing our Notes restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

Regulatory Capital Requirements

Certain of our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Financial BD LLC, Virtu Financial Capital Markets LLC and Virtu Americas LLC, which become our subsidiary following the Acquisition of KCG, are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and FINRA. Virtu Financial Ireland Limited is a registered investment firm under the Market in Financial Instruments Directive, and its primary regulator is the Central Bank of Ireland.

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC, the Chicago Stock Exchange and FINRA for certain capital withdrawals. Virtu Financial Capital Markets LLC is also subject to rules set forth by NYSE MKT (formerly NYSE Amex) and is required to maintain a certain level of capital in connection with the operation of its DMM business. Virtu Financial Ireland Limited is regulated by the Central Bank of Ireland as an Investment Firm and in accordance with European Union law is required to maintain a minimum amount of regulatory capital based upon its positions, financial conditions, and other factors. In addition to periodic requirements to report its regulatory capital and submit other regulatory reports, Virtu Financial Ireland Limited is required to obtain consent prior to receiving capital contributions or making capital distributions from its regulatory capital. Failure to comply with its regulatory capital requirements could result in regulatory sanction or revocation of its regulatory license. KCG Europe Limited, as an FCA-regulated investment firm is also subject to similar prudential capital requirements.

See Note 18 “Regulatory Requirement” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Long-Term Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on the Company’s various credit facilities. As of December 31, 2017, the outstanding principal balance on our broker-dealer facilities was $32.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers was approximately $205.7 million, which was netted within receivables from broker dealers and clearing organizations on the “Consolidated Statement of Financial Condition” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K..

Fourth Amended and Restated Credit Agreement

In connection with the Acquisition of KCG, we entered into the Fourth Amended and Restated Credit Agreement, which amended and restated in its entirety the existing Credit Agreement. The Fourth Amended and Restated Credit Agreement, provided for a $540.0 million first lien secured term loan, drawn in its entirety on June 30, 2017, and continued VFH’s existing $100.0 million first lien senior secured revolving credit facility. Also on June 30, 2017, the Escrow Issuer entered into the Escrow Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provided for a $610.0 million term loan, the proceeds of which were deposited into escrow pending the closing of the Acquisition.

Upon the closing of the Acquisition, the proceeds of the Escrow Term Loan were released to fund in part the Acquisition consideration, the obligations of the Escrow Issuer in respect of the Escrow Term Loan were automatically assumed by VFH Parent, the Escrow Term Loan was deemed to be outstanding under the Fourth Amended and Restated Credit Agreement and the Escrow Credit Agreement and related credit documents automatically terminated and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement. In addition, the first lien senior secured revolving credit facility under the Fourth Amended and Restated Credit Agreement terminated.

Under the Fourth Amended and Restated Credit Agreement, the $1,150.0 million aggregate principal amount of first lien senior secured term loans, including the Escrow Term Loan, will mature on December 30, 2021 and will require scheduled annual amortization payments on each of the first four anniversaries of the closing of the Acquisition in an amount equal to the sum of 7.5% of the original aggregate principal amount of the term loan issued under the Fourth Amended and Restated Credit Agreement and 7.5% of the aggregate principal amount of the Escrow Term Loan outstanding on the closing date of the Acquisition.

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

Under the Fourth Amended and Restated Credit Agreement, we must comply on a quarterly basis with:

•

a maximum total net leverage ratio of 5.00 to 1.0 with a step-down to (i) 4.25 to 1.0 from and after the fiscal quarter ending March 31, 2019, (ii) 3.50 to 1.0 from and after the fiscal quarter ending March 31, 2020 and (iii) 3.25 to 1.0 from the fiscal quarter ending March 31, 2021 and thereafter; and

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

We were in compliance with all applicable covenants under the Fourth Amended and Restated Credit Agreement as of December 31, 2017.

As of March 13, 2018, we have made total prepayments in the amount of $526.0 million under the Fourth Amended and Restated Credit Agreement.

Senior Secured Second Lien Notes

On June 16, 2017, the Escrow Issuer and the Co-Issuer completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Notes were issued under an Indenture, dated as of June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as the trustee and collateral agent. The Notes mature on June 15, 2022. Interest on the Notes accrues at 6.750% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2017.

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

The Notes and the related guarantees are secured by second-priority perfected liens on substantially all of the Issuers’ and guarantors’ existing and future assets, subject to certain exceptions, including all material personal property, a pledge of the capital stock of the Issuers, the guarantors (other than Virtu Financial) and the direct subsidiaries of the Issuers and the guarantors and 100% of the non-voting capital stock and up to 65.0% of the voting capital stock of any now-owned or later-acquired foreign subsidiaries that are directly owned by the Issuers or any of the guarantors, which assets will also secure obligations under the Fourth Amended and Restated Credit Agreement on a first-priority basis.

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

We were in compliance with all applicable covenants under the indenture governing our Notes as of December 31, 2017.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$290,574	$239,599	$260,280
Investing activities	(838,016)	(59,017)	(24,299)
Financing activities	889,797	(161,237)	(144,355)
Effect of exchange rate changes on cash and cash equivalents	9,117	(1,165)	(4,255)
Net increase in cash, cash equivalents, and restricted cash	$351,472	$18,180	$87,371

Operating Activities

Net cash provided by operating activities was $290.6 million for the year ended December 31, 2017, compared to $239.6 million for the year ended December 31, 2016. The increase of $51.0 million in net cash provided by operating activities was primarily attributable to the Acquisition of KCG, which significantly increased our trading capital.

Net cash provided by operating activities was $239.6 million for the year ended December 31, 2016, compared to $260.3 million for the year ended December 31, 2015. The decrease of $20.7 million in net cash provided by operating activities was primarily attributable to $39.2 million decrease in net income due to decreases in volume and volatility.

Investing Activities

Net cash used in investing activities was $838.0 million for the year ended December 31, 2017, compared to $59.0 million for the year ended December 31, 2016.  The increase of $779.0 million was primarily attributable to the net cash used for the Acquisition of KCG, see Note 3 “Acquisition of KCG Holdings, Inc.” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Net cash used in investing activities was $59.0 million for the year ended December 31, 2016, compared to $24.3 million for the year ended December 31, 2015.  The increase of $34.7 million was primarily attributable to the minority interest investment in SBI, a Proprietary Trading System based in Tokyo, for approximately $38.8 million.

Financing Activities

Net cash provided by financing activities was $889.8 million for the year ended December 31, 2017 and net cash used in financing activities of $161.2 million for the year ended December 31, 2016. The increase of $1,051.0 million was primarily attributable to the $735 million cash provided from issuance of common stock as part of the Acquisition of KCG, as well as the refinancing of the first lien senior secured credit facility of $1,150 million and the issuance of senior secured second lien notes of $500.0 million during the year ended December 31, 2017. The increase in Net cash provided by financing activities was partially offset by the $250.0 million voluntary prepayment on our Term Loan Facility, and the repayment of certain indebtedness of KCG for $481.0 million.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2017. Amounts we pay in future periods may vary from those reflected in the table.

	Payments due by periods
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	1,431,059	—	31,059	1,400,000	—
Capital leases	43,530	18,829	24,701	—	—
Operating leases	260,084	33,331	59,950	39,080	127,723
Total contractual obligations	$1,734,673	$52,160	$115,710	$1,439,080	$127,723

(1)	Consists of principal payments under the note, Term Loan Facility and the SBI bonds. Does not include interest payments, commitment fees or utilization fees.

The contractual obligation table above excludes contractual amounts owed under the tax receivable agreement as the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2017, a total of $147.0 million has been recorded in amount due pursuant to tax receivable agreement in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under “Contractual Obligations” above.

Inflation

We believe inflation has not had a material effect on our financial condition, results of operations, or cash flows for years ended December 31, 2017, 2016 and 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the applicable reporting period. Critical accounting policies are those that are the most important portrayal of our financial condition, results of operations and cash flows, and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies are discussed below. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, and receivables from brokers, dealers and clearing organizations are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned, and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.

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

Level 2 — Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly; or

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 11 “Financial Assets and Liabilities” of the Part II Item 8 “Financial Statements and Supplemental Data” on the Form 10-K for further information about fair value measurements.

Revenue Recognition

Trading Income, Net

Trading income, net, consists of trading gains and losses that are recorded on a trade date basis and reported on a net basis. Trading income, net, is comprised of changes in fair value of financial instruments owned and financial instruments sold, not yet purchased assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on equities, fixed income securities, currencies and commodities.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, we allow institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As we act as an agent in these transactions, we record such expenses on a net basis within Commissions and technology services in the consolidated statements of comprehensive income.

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

Income Taxes and Tax Receivable Agreement Obligations

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

We are currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position, in accordance with ASC 740, Income Taxes only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year.

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires significant judgments to be made in interpretation of its provisions and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Our tax receivable agreement obligations are closely tied to our U.S. income tax returns, and may be affected by the aforementioned factors that impact our provision for income taxes and actual tax returns, including the impact of the 2017 Tax Act.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2017, the primary valuation method used to estimate the fair value of the our reporting unit was the market capitalization approach based on the market price of its Class A common stock, which the management believes to be an appropriate indicator of its fair value. Following the Acquisition, the impairment testing is performed for each segment unit.

We amortize finite-lived intangible assets over their estimated useful lives. We test finite-lived intangible assets for impairment annually or when impairment indicators are present, and if impaired, they are written down to fair value.

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in the ordinary course of business. The risks primarily relate to changes in the value of financial instruments due to factors such as market prices, interest rates, and currency rates.

Our on exchange market making activities are not dependent on the direction of any particular market and are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our on exchange market making strategies involve continuously quoting two-sided markets in various financial instruments with the intention of profiting by capturing the spread between the bid and offer price. If another market participant executes against the strategy’s bid or offer by crossing the spread, the strategy will instantaneously attempt to lock in a return by either exiting the position or hedging in one or more different correlated instruments that represent economically equivalent value to the primary instrument. Such primary or hedging instruments include but are not limited to securities and derivatives such as: common shares, exchange traded products, American Depositary Receipts (“ADRs”), options, bonds, futures, spot currencies and commodities. Substantially all of the financial instruments we trade are liquid and can be liquidated within a short time frame at low costs.

The market making activities, where we interact with customers, involve taking on position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the CRO, the independent risk group and senior management.

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

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (ASC) 815 Derivatives and Hedging, other than derivatives used to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations as discussed in Note 12 “Derivative Instruments” of Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying consolidated statements of comprehensive income (loss). Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our consolidated statements of comprehensive income (loss) and changes in equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro.

Market Risk

Our on exchange market making activities are not dependent on the direction of any particular market and are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our on exchange market making strategies involve continuously quoting two-sided markets in various financial instruments with the intention of profiting by capturing the spread between the bid and offer price. If another market participant executes against the strategy’s bid or offer by crossing the spread, the strategy will instantaneously attempt to lock in a return by either exiting the position or hedging in one or more different correlated instruments that represent economically equivalent value to the primary instrument. Such primary or hedging instruments include but are not limited to securities and derivatives such as: common shares, exchange traded products, American Depositary Receipts (“ADRs”), options, bonds, futures, spot currencies and commodities. Substantially all of the financial instruments we trade are liquid and can be liquidated within a short time frame at low costs.

The market making activities, where we interact with customers, involve taking on position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the CRO, the independent risk group and senior management.

For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the consolidated statements of financial condition.  Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2017 and December 31, 2016 was $2.7 billion and $1.8 billion, respectively, in long positions and $2.4 billion and $1.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

The potential change in fair value is estimated to be a gain of $6.5 million using a hypothetical 10% increase in equity prices as of December 31, 2017, and an estimated loss of $9.5 million using a hypothetical 10% decrease in equity prices at December 31, 2017. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and Subsidiaries (the ‘‘Company’’) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Deloitte & Touche LLP

New York, NY

March 13, 2018

We have served as the Company’s auditor since 2011.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	As of December 31,
(in thousands, except share and interest data)	2017	2016

Assets
Cash and cash equivalents	$532,887	$181,415
Securities borrowed	1,471,172	220,005
Receivables from broker dealers and clearing organizations	972,018	448,728
Trading assets, at fair value:
Financial instruments owned	2,117,579	1,683,999
Financial instruments owned and pledged	595,043	143,883
Property, equipment and capitalized software (net of accumulated depreciation of $375,656 and $113,184 as of December 31, 2017 and 2016, respectively)	137,018	29,660
Goodwill	844,883	715,379
Intangibles (net of accumulated amortization of $123,408 and $110,908 as of December 31, 2017 and December 31, 2016, respectively)	111,224	992
Deferred tax assets	125,760	193,859
Assets of business held for sale	55,070	—
Other assets ($98,364 and $36,480, at fair value, as of December 31, 2017 and 2016, respectively)	357,352	74,470
Total assets	$7,320,006	$3,692,390

Liabilities and equity
Liabilities
Short-term borrowings	$27,883	$25,000
Securities loaned	754,687	222,203
Securities sold under agreements to repurchase	390,642	—
Payables to broker dealers and clearing organizations	716,205	695,978
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,384,598	1,349,155
Tax receivable agreement obligations	147,040	231,404
Accounts payable and accrued expenses and other liabilities	358,825	69,281
Long-term borrowings	1,388,548	564,957
Total liabilities	$6,168,428	$3,157,978

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 90,415,532 and 40,436,580 shares, Outstanding — 89,798,609 and 39,983,514 shares at December 31, 2017 and 2016, respectively	1	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2017 and 2016, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 17,880,239 and 19,810,707 shares, Outstanding — 17,880,239 and 19,810,707, at December 31, 2017 and 2016, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at December 31, 2017 and 2016, respectively	1	1
Treasury stock, at cost, 616,923 and 453,066 shares at December 31, 2017 and 2016, respectively	(11,041)	(8,358)
Additional paid-in capital	900,746	155,536
Accumulated deficit	(62,129)	(1,254)
Accumulated other comprehensive income (loss)	2,991	(252)
Total Virtu Financial Inc. stockholders' equity	$830,569	$145,673
Noncontrolling interest	321,009	388,739
Total equity	$1,151,578	$534,412

Total liabilities and equity	$7,320,006	$3,692,390

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended
	December 31,
(in thousands, except share and per share data)	2017	2016	2015
Revenues:
Trading income, net	$766,027	$665,465	$757,455
Interest and dividends income	50,407	26,419	28,136
Commissions, net and technology services	116,503	10,352	10,622
Other, net	95,045	36	—
Total revenue	1,027,982	702,272	796,213

Operating Expenses:
Brokerage, exchange and clearance fees, net	256,926	221,214	232,469
Communication and data processing	131,506	71,001	68,647
Employee compensation and payroll taxes	177,489	85,295	88,026
Payments for order flow	27,727	—	—
Interest and dividends expense	91,993	56,557	52,423
Operations and administrative	65,137	23,039	25,991
Depreciation and amortization	47,327	29,703	33,629
Amortization of purchased intangibles and acquired capitalized software	15,447	211	211
Debt issue cost related to debt refinancing	10,460	5,579	—
Transaction advisory fees and expenses	25,270	—	—
Reserve for legal matters	657	—	5,440
Charges related to share based compensation at IPO	772	1,755	44,194
Financing interest expense on long-term borrowings	64,107	28,327	29,254
Total operating expenses	914,818	522,681	580,284
Income before income taxes and noncontrolling interest	113,164	179,591	215,929
Provision for income taxes	94,266	21,251	18,439
Net income	18,898	158,340	197,490
Noncontrolling interest	(15,959)	(125,360)	(176,603)

Net income available for common stockholders	$2,939	$32,980	20,887

Earnings per share
Basic	$0.03	0.83	0.60
Diluted	$0.03	0.83	0.59

Weighted average common shares outstanding
Basic	62,579,147	38,539,091	34,964,312
Diluted	62,579,147	38,539,091	35,339,585

Net income	$18,898	$158,340	$197,490
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	9,117	(1,165)	(4,255)
Comprehensive income	28,015	157,175	$193,235
Less: Comprehensive income attributable to noncontrolling interest	(21,833)	(124,546)	(172,249)
Comprehensive income attributable to common stockholders	$6,182	$32,629	20,986

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

									Additional					Retained	Accumulated	Total
	Class A		Class C		Class D				Paid-in					Earnings	Other	Virtu Financial Inc.	Non-
(in thousands, except	Common Stock		Common Stock		Common Stock		Treasury Stock		Capital	Class A-1		Class A-2		(Accumulated	Comprehensive	Stockholders'	Controlling	Total
share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Interests	Amounts	Interests	Amounts	Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	$—	1,964,826	$19,648	99,855,666	$287,705	$(91,383)	$(3,705)	$212,265	$—	$212,265
Share based compensation through April 15, 2015	—	—	—	—	—	—	—	—	—	—	—	6,418	438	—	—	438	—	438
Repurchase of Class A-2 interests	—	—	—	—	—	—	—	—	—	—	—	(13,495)	(97)	—	—	(97)	—	(97)
Distribution to members through April 15, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—	(130,000)	—	(130,000)	—	(130,000)
Comprehensive income through April 15, 2015:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	83,147	—	83,147	—	83,147
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,633)	(4,633)	—	(4,633)
Reorganization of equity structure	18,763,664	—	36,746,041	—	79,610,490	1	—	—	63,261	(1,964,826)	(19,648)	(99,848,589)	(288,046)	138,236	8,338	(97,858)	392,291	294,433
Balance post-reorganization	18,763,664	—	36,746,041	—	79,610,490	1	—	—	63,261	—	—	—	—	—	—	63,262	392,291	455,553
Issuance of Common Stock, net of offering costs	19,012,112	—	—	—	—	—	—	—	327,366	—	—	—	—	—	—	327,366	—	327,366
Repurchase of Virtu Financial Units and Corresponding number of Class A and C Common Stock	(3,470,724)	—	(12,214,224)	—	—	—	—	—	(277,153)	—	—	—	—	—	—	(277,153)	—	(277,153)
Share based compensation vested upon the IPO	—	—	—	—	—	—	—	—	44,908	—	—	—	—	—	—	44,908	—	44,908
Adjustments for changes in proportionate ownership in Virtu Financial	—	—	—	—	—	—	—	—	(22,513)	—	—	—	—	—	—	(22,513)	22,513	—
Issuance of tax receivable agreements	—	—	—	—	—	—	—	—	(23,041)	—	—	—	—	—	—	(23,041)	—	(23,041)
Share based compensation after April 15, 2015	576,693	—	—	—	—	—	—	—	19,278	—	—	—	—	—	—	19,278	—	19,278
Repurchase of Class C common stock	—	—	(57,106)	—	—	—	—	—	(1,368)	—	—	—	—	—	—	(1,368)	—	(1,368)
Treasury stock purchases	—	—	—	—	—	—	(169,649)	(3,819)	—	—	—	—	—	—	—	(3,819)	—	(3,819)
Comprehensive income, after April 15, 2015:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	20,887	—	20,887	93,456	114,343
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	99	99	279	378
Distribution from Virtu Financial to non-controlling interest, after April 15, 2015	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81,377)	(81,377)
Dividends to Class A shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,362)	—	(17,362)	—	(17,362)
Issuance of common stock in connection with secondary offering, net of offering costs	3,498,113	—	—	—	—	—	—	—	7,782	—	—	—	—	—	—	7,782	—	7,782
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	—	(3,498,113)	—	—	—	—	—	(8,805)	—	—	—	—	—	—	(8,805)	—	(8,805)
Issuance of tax receivable agreements in connection with secondary offering	—	—	—	—	—	—	—	—	1,187	—	—	—	—	—	—	1,187	—	1,187
Balance at December 31, 2015	38,379,858	$—	20,976,598	$—	79,610,490	$1	(169,649)	$(3,819)	$130,902	—	$—	—	$—	$3,525	$99	$130,708	$427,162	$557,870
Share based compensation	953,054	—	(58,070)	—	—	—	—	—	24,893	—	—	—	—	—	—	24,893	—	24,893
Repurchase of Class C common stock	—	—	(4,153)	—	—	—	—	—	(98)	—	—	—	—	—	—	(98)	—	(98)
Treasury stock purchases	—	—	—	—	—	—	(283,417)	(4,539)	—	—	—	—	—	—	—	(4,539)	—	(4,539)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	32,980	—	32,980	125,360	158,340
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(351)	(351)	(814)	(1,165)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(162,969)	(162,969)
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,759)	—	(37,759)	—	(37,759)
Issuance of common stock in connection with secondary offering, net of offering costs	1,103,668	—	—	—	—	—	—	—	16,677	—	—	—	—	—	—	16,677	—	16,677
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	—	(1,103,668)	—	—	—	—	—	(17,383)	—	—	—	—	—	—	(17,383)	—	(17,383)
Issuance of tax receivable agreements in connection with secondary offering	—	—	—	—	—	—	—	—	545	—	—	—	—	—	—	545	—	545
Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	—	$—	—	$—	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	546,265	—	(34,019)	—	—	—	—	—	16,846	—	—	—	—	—	—	16,846	—	16,846
Repurchase of Class C common stock	—	—	(540,686)	—	—	—	—	—	(9,143)	—	—	—	—	—	—	(9,143)	—	(9,143)
Treasury stock purchases	—	—	—	—	—	—	(163,857)	(2,683)	—	—	—	—	—	—	—	(2,683)	—	(2,683)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	2,939	—	2,939	15,959	18,898
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,243	3,243	5,874	9,117
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(89,563)	(89,563)
Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,814)	—	(63,814)	—	(63,814)
Issuance of Class A common stock	48,076,924	1	—	—	—	—	—	—	735,973	—	—	—	—	—	—	735,974	—	735,974
Issuance of common stock in connection with employee exchanges	1,355,763	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,355,763)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,534	—	—	—	—	—	—	1,534	—	1,534
Balance at December 31, 2017	90,415,532	1	17,880,239	—	79,610,490	1	(616,923)	(11,041)	900,746	—	—	—	—	(62,129)	2,991	830,569	321,009	1,151,578

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net Income	$18,898	$158,340	$197,490

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,327	29,703	33,629
Amortization of purchased intangibles and acquired capitalized software	15,447	211	211
Debt issue cost related to debt refinancing	10,460	5,579	—
Amortization of debt issuance costs and deferred financing fees	5,822	1,690	1,755
Termination of office leases	3,671	—	1,380
Share based compensation	26,259	22,866	61,878
Reserve for legal matters	657	—	5,440
Equipment writeoff	1,216	428	559
Tax receivable agreement obligation reduction	(86,599)	—	—
Deferred taxes	102,973	13,313	3,985
Other	(4,577)	(1,070)	219
Changes in operating assets and liabilities:
Securities borrowed	155,277	233,291	31,638
Securities purchased under agreements to resell	16,894	14,981	16,482
Receivables from broker dealers and clearing organizations	26,145	27,808	(88,884)
Trading assets, at fair value	1,210,599	(530,668)	247,094
Other Assets	44,494	772	(5,796)
Securities loaned	366,295	(302,400)	26,741
Securities sold under agreements to repurchase	(450,964)	—	(2,006)
Payables to broker dealers and clearing organizations	(516,376)	209,374	(199,599)
Trading liabilities, at fair value	(721,204)	370,065	(58,544)
Accounts payable and accrued expenses and other liabilities	17,860	(14,684)	(13,392)
Net cash provided by operating activities	290,574	239,599	260,280

Cash flows from investing activities
Development of capitalized software	(14,158)	(8,404)	(8,028)
Acquisition of property and equipment	(18,932)	(11,859)	(16,271)
Investment in SBI Japannext	—	(38,754)	—
Acquisition of KCG Holdings, net of cash acquired, described in Note 3	(799,632)	—	—
Acquisition of Teza Technologies	(5,594)	—	—
Proceeds from sale of DMM business	300	—	—
Net cash used in investing activities	(838,016)	(59,017)	(24,299)

Cash flows from financing activities
Distribution to members	—	—	(130,000)
Distribution from Virtu Financial to non-controlling interest	(89,563)	(162,969)	(81,377)
Dividends	(63,814)	(37,759)	(17,362)
Repurchase of Class A-2 interests	(11,143)	(2,000)	(2,097)
Repurchase of Class C common stock	—	(98)	—
Purchase of treasury stock	(2,683)	(4,539)	(3,819)
Short-term borrowings, net	7,000	(20,000)	45,000
Proceeds from long-term borrowings	1,115,036	75,753	—
Repayment of senior secured credit facility	(256,473)	(3,825)	(2,914)
Repayment of KCG Notes	(480,987)	—	—
Tax receivable agreement obligations	(7,045)	—	—
Debt issuance costs	(56,505)	(5,094)	(976)
Issuance of common stock, net of offering costs	735,974	—	327,366
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connection with secondary offering	—	—	(277,153)
Issuance of common stock in connection with secondary offering, net of offering costs	—	16,677	7,782
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	(17,383)	(8,805)
Net cash provided by (used in) financing activities	889,797	(161,237)	(144,355)

Effect of exchange rate changes on cash and cash equivalents	9,117	(1,165)	(4,255)

Net increase in cash and cash equivalents	351,472	18,180	87,371
Cash and cash equivalents beginning of period	181,415	163,235	75,864
Cash and cash equivalents, end of period	$532,887	$181,415	$163,235

Supplementary disclosure of cash flow information
Cash paid for interest	$112,982	$54,872	$63,230
Cash paid for taxes	5,976	16,175	12,875

Non-cash investing activities

Share based compensation to developers relating to capitalized software	1,605	2,750	11,278
See Note 3 for a description of non-cash investing activities relating to the acquisition of KCG
Non-cash financing activities
Tax receivable agreement described in Note 6	$1,534	$545	$(21,854)
Discount on issuance of senior secured credit facility	1,438	1,350	—
Secondary offerings described in Note 15	—	—	—

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. As of December 31, 2017, VFI owned approximately 48.3% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company has broad diversification, in combination with its proprietary technology platform and low-cost structure, which enables the Company to facilitate risk transfer between global capital markets participants by supplying competitive liquidity and execution services while at the same time earning attractive margins and returns.

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

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition (the “Acquisition”) of KCG Holdings, Inc. (“KCG”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company. The transaction will extend Virtu’s scaled operating model to KCG’s wholesale market making businesses and broaden the distribution of Virtu’s Execution Services to KCG’s extensive institutional client base. See Note 3 “Acquisition of KCG Holdings Inc.” for further details.

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”) and Virtu Americas LLC (“VAL”), which are self-clearing U.S. broker-dealers, Virtu Financial Capital Markets LLC (“VFCM”), a U.S. broker-dealer, which self-clears its proprietary transactions and introduces the accounts of its affiliates and non-affiliated broker-dealers on an agency basis to other clearing firms that clear and settle transactions in those accounts. Virtu Financial Global Markets LLC (“VFGM”), a U.S. trading entity focused on futures and currencies, Virtu Financial Ireland Limited (“VFIL”), formed in Ireland, Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia, and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore, each of which are trading entities focused on asset classes in their respective geographic regions.

On October 24, 2017, the Company announced it has entered into a definitive agreement to sell its fixed income trading venue, BondPoint, to Intercontinental Exchange (“ICE”). See Note 4 “Business Held for Sale” and Note 22

“Subsequent Events” for further details.

Prior to the Acquisition of KCG, the Company was managed and operated as one business, under one reportable segment. As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate.  See Note 19 “Geographic Information and Business Segments” for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

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

Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation.  Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and have no effect on previously reported consolidated net income available to common stockholders.

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

As discussed in Note 3 “Acquisition of KCG Holdings Inc.”, the Company is accounting for the acquisition of KCG under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition reflect KCG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the year ended December 31, 2017 comprise the results of the Company for the entire applicable period and the results of KCG from Closing Date through December 31, 2017. All periods prior to the Closing Date comprise solely the results of the Company.

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

The Company maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company manages this risk by selecting financial institutions deemed highly creditworthy to minimize the risk.

Securities Borrowed and Securities Loaned

The Company conducts securities borrowing and lending activities with external counterparties. In connection with these transactions, the Company receives or posts collateral, which comprises by cash and/or securities. In accordance with substantially all of its stock borrow agreements, the Company is permitted to sell or repledge the securities received. Securities borrowed or loaned are recorded based on the amount of cash collateral advanced or received. The initial cash collateral advanced or received generally approximates or is greater than 102% of the fair value of the underlying securities borrowed or loaned. The Company monitors the fair value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Receivables and payables with the same counterparty are not offset in the consolidated statements of financial condition. Interest received or paid by the Company for these transactions is recorded gross on an accrual basis under interest and dividends income or interest and dividends expense in the consolidated statements of comprehensive income.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. At December 31, 2017 and 2016, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net by counterparty basis within receivables from and payable to broker-dealers and clearing organizations when the criteria for offsetting are met.

In the normal course of business, a significant portion of the Company’s securities transactions, money balances, and security positions are transacted with several third-party brokers. The Company is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The Company monitors the financial condition of such brokers and to minimize the risk of any losses from these counterparties.

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

Property, Equipment and Occupancy

Property and equipment are carried at cost, less accumulated depreciation, except for the assets acquired in connection with the acquisitions of MTH and KCG which were recorded at fair value on the respective date of acquisitions. Depreciation is provided using the straight-line method over estimated useful lives of the underlying assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that appreciably extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Furniture, fixtures, and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the life of the improvement or the term of the lease.

The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.

Lease Loss Accrual

The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of projected sub-lease income upon the date the Company ceases to use the excess real estate, which is recorded under operating and administrative in the consolidated statements of comprehensive income. Such accrual is adjusted to the extent the actual terms of sub-leased property differ from the previous assumptions used in the calculation of the accrual.

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

Capitalized software development costs and related accumulated amortization are included in property,

equipment and capitalized software in the accompanying consolidated statements of financial condition and are amortized over a period of 1.5 to 2.5 years, which represents the estimated useful lives of the underlying software.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2017, the primary valuation method used to estimate the fair value of the Company’s reporting unit was the market capitalization approach based on the market price of its Class A common stock, which the Company’s management believes to be an appropriate indicator of its fair value. Following the Acquisition, our impairment testing is performed for each reporting unit.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment annually or when impairment indicators are present, and if impaired, they are written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange memberships acquired in connection with the Acquisition were recorded at their fair value on the date of acquisition. Exchange stock includes shares that entitle the Company to certain trading privileges. The Company’s exchange memberships and stock are included in intangibles in the consolidated statements of financial condition.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and technology services in the consolidated statements of comprehensive income.

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

Payments for Order Flow

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company. Payments for order flow are recorded on a trade-date basis in the consolidated statements of comprehensive income.

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

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires significant judgments to be made in interpretation of its provisions and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

The Company may seek to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the consolidated statements of financial condition and Cumulative translation adjustment, net of tax, on the consolidated statements of comprehensive income. The ineffective portion, if any, is recorded in Investment income and other, net on the consolidated statements of operations.

Share-Based Compensation

The fair value of awards issued for compensation prior to the Reorganization Transactions and the IPO was determined by management, with the assistance of an independent third party valuation firm, using a projected annual forfeiture rate, where applicable, on the date of grant.

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transaction and the IPO pursuant to the VFI 2015 Management Incentive Plan (as amended, the “2015 Amended and Restated Management Incentive Plan”) were in the form of stock options, Class A common stock and RSUs. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A common stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the RSUs, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A common stock, the vesting of RSUs or the exercise of stock options.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG.  Upon the Merger, KCG was required to relinquish their ownership in the JV.  As of December 31, 2017, each of the remaining parties owns approximately 11% of the voting shares and 11% of the equity of this JV, which is building microwave communication networks in the U.S. and Asia, and which is considered to be a VIE. The Company and all of its JV partners each pay monthly fees for the funding of the construction of the microwave communication networks. When completed, this JV may sell excess bandwidth that is not utilized by its joint venture members to third parties.

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

In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in the JV and does not consolidate the JVs. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accrued expenses and other liabilities on the consolidated statements of financial condition. The Company records its pro-rata share of each JVs earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the consolidated statements of comprehensive income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIE at December 31, 2017:

			Maximum
	Carrying Amount		Exposure to
(in thousands)	Asset	Liability	loss	VIE's assets
Equity investment	$18,799	$—	$18,799	$41,936

Recent Accounting Pronouncements

Revenue - In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In December 2016, FASB issued ASU 2016-20 Technical Correction and Improvement (Topic 606): Revenue from Contracts with Customers, which amends the guidance in ASU 2014-09. The effective date and transition requirements for the ASU are the same as ASU 2014-09. The Company adopted the new revenue standard on January 1, 2018 by applying the modified retrospective method, which did not result in a transition adjustment. The new standard does not apply to revenue associated with financial instruments that are accounted for under other GAAP, and as a result, did not have an impact on the Company’s consolidated statements of comprehensive income, most closely associated with financial instrument, including Trading income, net, and Interest and dividends income. The new revenue standard primarily impacts the revenue recognition and accounting policy related to technology services. The Company’s technology services contracts include certain variable considerations which will be estimated and included in the transaction price only to the extent that it is probable when a significant reversal in the amount of the cumulative revenue recognized will occur in the future period. The new revenue standard requires enhanced disclosures, which the Company will include in the notes to the condensed consolidated financial statements beginning with the three months ended March 31, 2018.

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new ASU affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements, as it does not currently classify any equity securities as available for sale, and it does not apply the fair value option to its own debt issuances.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of the future lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. New quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater information regarding the extent of revenue and expense recognized and expected to be recognized from existing contracts.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. . The Company anticipates adopting this ASU on January 1, 2019. The Company is not anticipating recognizing lease assets and lease liabilities for leases with a term of twelve months or less. As of December 31, 2017, the Company has not yet identified any significant changes in the timing of operating leases recognition when considering this ASU, but the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2019, anticipated implementation date. Upon adoption of this ASU, the Company expects to report increased assets and liabilities on its consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to certain equipment under noncancelable operating lease agreements, which currently are not reflected in its consolidated statement of financial condition.

Statement of Cash Flows – In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU intended to reduce diversity in practice how certain transactions are classified in the statement of cash flows by mandating classification of certain activities. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The Company has adopted this ASU, and it does not have a material impact on its consolidated financial statements.

Income Taxes – In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 749): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires the reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transactions are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The ASU is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the potential effects of adoption of ASU 2016-16 on the Company’s consolidated financial statements.

Restricted cash – In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, which is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalent in the statements. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company elected to early adopt this ASU effective June 30, 2017.

Accounting Changes – In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Correction (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323),   which amends SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC update). The SEC staff view is that a registrant should evaluate the impact of new accounting standards that have not yet been adopted to determine the appropriate financial disclosures on the potential material effects, especially on new standards on revenue recognition, leases, and financial instruments – credit losses. If a registrant cannot reasonably estimate the impact that adoption of the ASUs, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. Additional qualitative disclosures should include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Furthermore, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The Company adopted this ASU on January 1, 2017, and appropriate disclosures have been included in this Note for each recently issued accounting standard.

Goodwill - In January, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, this ASU eliminated Step 2 from the goodwill impairment test. (In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for public entities in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on the its consolidated financial statements.

Business Combinations - In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business,  to  amend the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017. The impact of this ASU will depend on the nature of the Company’s activities after adoption.

3. Acquisition of KCG Holdings, Inc.

As of the Closing Date of the Acquisition, each of KCG’s issued and outstanding shares of Class A common stock, par value $0.01 per share were cancelled and extinguished and converted into the right to receive $20.00 in cash, without interest, less any applicable withholding taxes.

On the Closing Date, and in connection with the financing of the Acquisition, as described in Note 10, “Borrowings”, the Company issued to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), 6,346,155 shares of the Company’s Class A common stock, pursuant to the investment agreement with Aranda (as amended, the “Aranda Investment Agreement”) for an aggregate purchase price of approximately $99.0 million. On August 10, 2017, the Company issued an additional 1,666,666 shares of its Class A common stock for an aggregate purchase price of $26.0 million (collectively, the “Temasek Investment”).

On the Closing Date, and in connection with the financing of the Acquisition, the Company issued to North Island Holdings I, LP (“NIH”) 39,725,979 shares of the Company’s Class A common stock for an aggregate purchase price of approximately $613.5 million. On August 10, 2017 the Company issued an additional 338,124 shares of its Class A common stock for an aggregate purchase price of $5.2 million (collectively, the “NIH Investment”). In connection with the Temasek Investment and NIH Investment, the Company incurred approximately $7.8 million in fees which were recorded as a reduction to additional paid-in capital.

On July 21, 2017, the outstanding 6.875% Senior Secured Notes due 2020 issued by KCG were redeemed at a redemption price equal to 103.438% of the $465.0 million principal amount, plus accrued and unpaid interest. The redemption was pursuant to the indenture, dated as of March 13, 2015 (as amended, restated, supplemented or otherwise modified), by and among KCG, the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent.

Accounting treatment of the Acquisition

The Acquisition is accounted for as a purchase of KCG by the Company, pursuant to provisions of ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. These fair values were determined with the assistance of third party valuation professionals.  The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition reflect KCG’s and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the year ended December 31, 2017 comprise the results of the Company for the entire applicable period and the results of KCG from Closing Date through December 31, 2017. All periods prior to 2017 comprise solely the results of the Company.

Certain former KCG management employees were terminated upon the Acquisition, and as a result were paid an aggregate of $6.4 million pursuant to their existing employment contracts. This amount has been recognized as an expense by the Company and is included in Employee compensation and payroll taxes in the consolidated statements of comprehensive income for the year ending December 31, 2017.  The Company also expects to make annual incentive compensation payments to former KCG employees who became employees of the Company following the Merger, and accrued related compensation expense of approximately $35.3 million during the year ended December 31, 2017, which is included in Employee compensation and payroll taxes in the consolidated statements of comprehensive income.

Purchase price and goodwill

The aggregate cash purchase price of $1.40 billion was determined as the sum of the fair value, at $20.00 per share, of KCG shares and warrants outstanding to former KCG stockholders at closing and the fair value of KCG employee stock based awards that were outstanding, and which vested at the Closing Date.

The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the Closing Date of the Acquisition. Although the Company has substantially completed its analysis to record the allocation of the purchase price to the KCG acquired assets and liabilities, the allocation of the purchase price may be modified over the measurement period, which does not exceed twelve months from the Closing Date, as more information is obtained about the fair values of assets acquired and liabilities assumed. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. The Company has engaged third party specialists for the purchase price allocation.

During the quarter ended December 31, 2017, the Company recorded adjustments to its initial fair value estimates in the Acquisition. Among the adjustments recorded, the fair value of acquired intangible assets and property, equipment and capitalized software were increased by $18.7 million and $2.2 million, respectively, and other assets, primarily income taxes receivable, decreased by $8.6 million.  Cash and securities segregated under federal regulations of $3.0 million was reclassified into cash and equivalents, and payables to customers of $17.6 million were reclassified to accounts payable and accrued expenses and other liabilities. Deferred tax assets were adjusted to account for the effects of the aforementioned adjustments, and goodwill decreased by $14.7 million as a result of these adjustments.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date:

(in thousands)	September 30, 2017	Measurement Period	December 31, 2017
Cash and equivalents	$592,993	$2,676	$595,669
Cash and securities segregated under federal regulations	3,000	(3,000)	-
Securities borrowed	1,406,444	-	1,406,444
Securities purchased under agreements to resell	16,894	-	16,894
Receivables from broker dealers and clearing organizations	553,031	(211)	552,820
Financial instruments owned, at fair value	2,095,339	-	2,095,339
Property, equipment and capitalized software	112,204	2,163	114,367
Intangibles	156,300	18,695	174,995
Deferred tax assets	22,928	980	23,908
Other assets	331,820	(8,636)	323,184
Total Assets	$5,290,953	$12,667	$5,303,620

Securities loaned	$166,189	-	$166,189
Securities sold under agreements to repurchase	841,606	-	841,606
Payables to broker dealers and clearing organizations	536,653	-	536,653
Payables to customers	17,583	(17,583)	-
Financial instruments sold, not yet purchased, at fair value	1,756,647	-	1,756,647
Accounts payable and accrued expenses and other liabilities	239,004	15,524	254,528
Debt	480,987	-	480,987
Total Liabilities	$4,038,669	$(2,059)	$4,036,610

Total identified assets acquired, net of assumed liabilities	$1,252,284	$14,726	$1,267,010

Goodwill	$143,012	$(14,726)	$128,286

Total Purchase Price	$1,395,296	$-	$1,395,296

Amounts allocated to intangible assets, the amortization period and goodwill were as follows

		Amortization
(in thousands)	Amount	Years
Technology	$67,700	1-6 years
Customer relationships	94,000	13 - 17 years
Trade names	1,000	10 years
Favorable leases	5,895	2-15 years
Exchange memberships	6,400	Indefinite
Intangible assets	$174,995
Goodwill	128,286
Total	$303,281

Of the total Goodwill of $128.3 million, $96.2 million has been assigned to the Market Making segment and $32.1 million has been assigned to the Execution Services segment.  Such goodwill is attributable to the expansion of products offerings and expected synergies of the combined workforce, products and technologies of the Company and KCG.

Tax treatment of the Acquisition

The Company believes that the Acquisition will be treated as a tax-free transaction to the Company that does not result in a step up in tax basis in the acquired assets and, therefore, KCG’s tax basis in its assets and liabilities generally carries over to the Company following the Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

The Company recorded net deferred tax assets of $23.9 million with respect to recording KCG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the Acquisition, as described in Note 13 “Income Tax”.

Pro forma results

Included in the Company’s results for the year ended December 31, 2017 are results from the business acquired as a result of the Acquisition, from the Closing Date through December 31, 2017 as follows:

(in thousands)
Revenues	$379,203
Income before income taxes and noncontrolling interest	14,340

The financial information in the table below summarizes the combined pro forma results of operations of the Company and KCG, based on adding the pre-tax historical results of KCG and the Company, and adjusting primarily for amortization of intangibles created in the Acquisition, debt raised in conjunction with the Acquisition and nonrecurring costs associated with the Acquisition, which comprise advisory and other professional fees incurred by the Company and KCG of $24.2 and $22.5 million, respectively. The pro forma data assumes all of KCG’s issued and outstanding shares of Class A common stock, par value $0.01 per share were cancelled and extinguished and converted into the right to receive $20.00 in cash, without interest, less any applicable withholding taxes on January 1, 2016 and does not include adjustments to reflect the Company's operating costs or expected differences in the way funds generated by the Company are invested.

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and KCG for the years ended December 31, 2017 and 2016:

	For the Years Ended
(in thousands, except per share amounts)	2017	2016
Revenue	$1,528,588	$2,153,008

Net income (loss)	(14,151)	443,101

Net income (loss) attributable to common stockholders	(5,219)	163,407

4. Business Held for Sale

In October 2017, the Company entered into an Asset Purchase Agreement (the “BondPoint Agreement”) with ICE pursuant to which the Company has agreed to sell specified assets and to assign specified liabilities constituting its BondPoint division and fixed income venue (“BondPoint”).  BondPoint is a provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services, and is included in the Company’s Execution Services segment, see Note 19 “Geographic Information and Business Segments”.

The purchase price payable by ICE for BondPoint at the closing of the transaction is $400.0 million in cash subject to a customary adjustment for working capital of BondPoint. The consummation of the transaction is subject to the satisfaction of customary closing conditions and receipt of certain regulatory clearances, including from the Financial Industry Regulatory Authority, Inc. and the Municipal Securities Rulemaking Board and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The BondPoint Agreement contains customary representations, warranties, covenants and indemnification provisions.  The parties have agreed to execute a transition services agreement simultaneously with the closing of the transaction. The transaction closed on January 2, 2018, which is further discussed in Note 22 “Subsequent Events”.

The assets and liabilities of businesses held for sale as of December 31, 2017 are summarized as follows:

(in thousand)
Receivables from broker dealers and clearing organizations	$3,383
Intangibles
Technology	5,982
Customer relationships	43,819
Trade names	955
Capitalized software	518
Other assets	413
Total assets	$55,070

Payable to brokers, dealers and clearing organizations	$50
Accrued expenses and other liabilities	678
Total liabilities	$728

The total assets and total liabilities are included in assets of business held for sale and accounts payables and accrued expenses and other liabilities, respectively, on the Company’s consolidated statement of financial condition.

5. Earnings per Share

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	For the Year ended December 31
(in thousands)	2017	2016	2015
Income before income taxes and noncontrolling interest	$113,164	$179,591	$215,929
Provision for income taxes	94,266	21,251	18,439
Net income	18,898	158,340	197,490

Net income allocable to members of Virtu Financial (for the period January 1, 2015 through April 15, 2015)	—	—	(83,147)

Noncontrolling interest	(15,959)	(125,360)	(93,456)

Net income available for common stockholders	$2,939	$32,980	$20,887

The calculation of basic and diluted earnings per share is presented below:

	For the Year Ended December 31,
(in thousands, except for share or per share data)	2017	2016	2015
Basic earnings per share:
Net income available for common stockholders	$2,939	$32,980	$20,887

Less: Dividends and undistributed earnings allocated to participating securities	(1,326)	(809)	—
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	1,613	32,171	20,887

Weighted average shares of common stock outstanding:
Class A	62,579,147	38,539,091	34,964,312

Basic Earnings per share	$0.03	$0.83	$0.60

	For the Year Ended December 31,
(in thousands, except for share or per share data)	2017	2016	2015
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$1,613	$32,171	$20,887

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	62,579,147	38,539,091	34,964,312
Issuable pursuant to 2015 Management Incentive Plan(1)	—	—	375,273
	62,579,147	38,539,091	35,339,585

Diluted Earnings per share	$0.03	$0.83	$0.59

(1)

The dilutive impact of unexercised stock options excludes from the computation of EPS 1,740,630, 743,096 and 0 options for the years ended December 31, 2017, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu Members, as defined in Note 15 “Capital Structure”, that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership  interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The first payment was due 120 days after the filing of the Company’s tax return for the year ended December 31, 2015, which was due March 15, 2016, but the due date was extended until September 15, 2016. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The Company made its first payment of $7.0 million in February 2017.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the Secondary Offerings, the Company recorded a deferred tax asset of $220.8 million associated with the increase in tax basis that results from such events. Payments to certain Virtu Members in respect of the purchases were expected to range from approximately $0.3 million to $12.8 million per year over the next 15 years. The corresponding deduction to additional paid-in capital was approximately $19.9 million for the difference between the tax receivable agreements liability and the related deferred tax asset.

In connection with the February 2017, May 2017, August 2017 and November 2017 employee exchanges (as described in Note 15 “Capital Structure”), the Company recorded an additional deferred tax asset of $10.8 million and payment liability pursuant to the tax receivable agreements of $9.3 million, with the $1.5 million difference recorded as an increase to additional paid-in capital.

As a result of the reduction in the U.S. federal income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of December 31, 2017 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law. This act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 as further described in Note 13 “Income Taxes”.  As a result, at December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million which is included in other, net in the consolidated statement of operations for the year ended December 31, 2017. As further described in Note 13 “Income Taxes”, the Company also recorded a reduction of its deferred tax assets, including deferred tax assets relating to the deferred tax assets described above. At December 31, 2017 and December 31, 2016, the Company’s remaining deferred tax assets were approximately $101.6 million and $185.7 million, respectively, and the Company’s payment liabilities pursuant to the tax receivable agreements were approximately $147.0 million and $231.4 million, respectively.

For the tax receivable agreements discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been (i) no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu Financial Units, (ii) no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the IPO and (iii) no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes of Virtu Financial. Subsequent adjustments of the tax receivable agreements obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within income before taxes and noncontrolling interests in the consolidated statements of comprehensive income.

7. Goodwill and Intangible Assets

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

The following table presents the details of goodwill by segment:

	Market	Execution
(in thousands)	Making	Services	Corporate	Total
Balance as of December 31, 2016	$657,985	$57,394	$—	$715,379
Additions	97,307	32,197	—	129,504
Balance as of December 31, 2017	$755,292	$89,591	$—	$844,883

On May 3, 2017, the Company completed the acquisition of certain legal entities that owned select strategic telecommunications assets from Teza Technologies. The total purchase price incurred was $5.6 million, of which $1.2 million was recorded as goodwill, and $2.0 million was recorded as intangible assets. This acquisition was accounted for as a business combination.

As described in Note 3 “Acquisition of KCG Holdings, Inc.”, on July 20, 2017 the Company completed the acquisition of KCG. The aggregate cash purchase price of $1.40 billion has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the Closing Date of the Acquisition. The Company has allocated $128.3 million and $175.0 million to goodwill and identified intangible assets, respectively.

As of December 31, 2017 and December 31, 2016, the Company’s total amount of goodwill recorded was $844.9 million and $715.4 million, respectively. No goodwill impairment was recognized in the years ended December 31, 2017 and 2016.

As described in Note 4 “Business Held for Sale”, the Company reclassified net assets related to the BondPoint

Sale to Business held for sale on the consolidated statement of financial condition as of December 31, 2017. An aggregated net carrying amount of $50.8 million ( $53.7 million of gross carrying amount net of $2.9 million accumulated amortization from the period between the Closing Date of the Acquisition of KCG to December 31, 2017) was reclassified from intangible assets to Business held for sale.

Acquired intangible assets consisted of the following as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	559	391		9
ETF buyer relationships	950	559	390		9
Leases	1,800	397	1,403		3
FCC licenses	200	19	181		7
Technology	60,000	9,644	50,356	1	to	6
Customer relationships	49,000	1,822	47,178	12	to	17
Favorable occupancy leases	5,895	408	5,487		7
Exchange memberships	5,838	—	5,838		Indefinite
	$234,633	$123,408	$111,224

	As of December 31, 2016
	Gross
	Carrying	Accumulated	Net Carrying	Useful Lives
(in thousands)	Amount	Amortization	Amount	(Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	454	496		9
ETF buyer relationships	950	454	496		9
	$111,900	$110,908	$992

Amortization expense relating to finite-lived intangible assets was approximately $15.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying consolidated statements of comprehensive income.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2017 and December 31, 2016:

(in thousands)	2017	2016
Assets
Due from prime brokers	$219,573	$91,476
Deposits with clearing organizations	112,847	21,995
Net equity with futures commission merchants	203,711	213,030
Unsettled trades with clearing organization	173,778	44,312
Securities failed to deliver	248,088	77,915
Commissions and fees	14,021	—
Total receivables from broker-dealers and clearing organizations	$972,018	$448,728
Liabilities
Due to prime brokers	$197,439	$227,335
Net equity with futures commission merchants	44,526	38,838
Unsettled trades with clearing organization	420,029	429,800
Securities failed to receive	51,143	5
Commissions and fees	3,068	—
Total payables to broker-dealers and clearing organizations	$716,205	$695,978

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 9 “Collateralized Transactions”) of approximately $205.7 million and $309.1 million as of December 31, 2017 and 2016, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2017 and December 31, 2016, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at December 31, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	2017	2016
Securities received as collateral:
Securities borrowed	$1,415,793	$213,203
	$1,415,793	$213,203

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2017 and December 31, 2016 consisted of the following:

(in thousands)	2017	2016
Equities	$586,251	$128,202
U.S. and Non-U.S. government obligations	99	—
Exchange traded notes	8,693	15,681
	$595,043	$143,883

10. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”), is provided on an uncommitted basis collateralized by one of the Company’s broker-dealer subsidiaries trading and deposit account with the financial institution.

On November 3, 2017, the Company entered the second credit facility (“Revolving Credit Facility”) with the same financial institution for an aggregated borrowing limit of $500.0 million. The Revolving Credit Facility consists two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the NSCC. Each of the three broker-dealers has a sublimit under Borrowing Base A Loan, from $25.0 million to $500.0 million, which bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Two out of the three broker-dealers have sublimit under Borrowing Base B Loan, from $40.0 million to $100.0 million, which bears interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

The following summarizes the Company’s broker-dealer credit facilities carrying value, net of unamortized debt issuance costs, where applicable:

	At December 31, 2017
		Financing	Outstanding	Deferred Debt	Outstanding
(in thousands)	Interest Rate	Available	Principal	Issuance Cost	Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.42%	$150,000	$25,000	$—	$25,000
Revolving credit facility	2.81%	500,000	7,000	(4,117)	2,883
		$650,000	$32,000	$(4,117)	$27,883

	At December 31, 2016
		Financing	Borrowing	Deferred Debt	Outstanding
(in thousands)	Interest Rate	Available	Outstanding	Issuance Cost	Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.66%	$125,000	$25,000	$—	$25,000
Committed facility (1)	n/a	75,000	—	—	—
		$200,000	$25,000	$—	$25,000

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within interest and dividends expense in the accompanying consolidated statements of comprehensive income.

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Broker-dealer credit facilities:
Uncommitted facility	$1,667	$1,191	$903
Committed facility (1)	33	41	15
Revolving credit facility	19	—	—
	$1,719	$1,232	$918

(1)	Facility was terminated in July 2017.

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

	At December 31, 2017
	Weighted Average	Financing	Borrowing
	Interest Rate	Available	Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	3.86%	$543,000	$205,677
		$543,000	$205,677

	At December 31, 2016
	Weighted Average	Financing	Borrowing
	Interest Rate	Available	Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	3.12%	$493,000	$309,086
		$493,000	$309,086

(2)   Outstanding borrowings were included with receivable from broker-dealers and clearing organization within the consolidated statements of financial condition.

Interest expense in relation to the facilities for the years ended December 31, 2017, 2016 and 2015 was approximately $6.6 million, $6.3 million, and $5.5 million, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December, 2017
	Maturity	Interest	Outstanding		Deferred Debt	Outstanding
(in thousands)	Date	Rate	Principal	Discount	Issuance Cost	Borrowings, net
Long-term borrowings:
Fourth Amended and Restate Credit Agreement	December 2021	5.13%	$900,000	$(999)	$(18,504)	$880,497
Senior secured Second Lien Notes	June 2022	6.75%	500,000	—	(22,961)	477,039
SBI bonds	January 2020	5.00%	31,059	—	(47)	31,012
			$1,431,059	$(999)	$(41,512)	$1,388,548

		At December 31, 2016
	Maturity	Interest	Outstanding		Deferred Debt	Outstanding
(in thousands)	Date	Rate	Principal	Discount	Issuance Cost	Borrowings, net
Long-term borrowings:
Senior secured credit facility	December 2021	4.25%	$540,000	$(956)	$(3,941)	$535,103
Revolving credit facility	(3)	5.50%	—	—	—	—
SBI bonds	January 2020	5.00%	29,925	—	(71)	29,854
			$569,925	$(956)	$(4,012)	$564,957

(3)   Prior to the Fourth Amended Restated Credit Agreement described below, the Company entered into a revolving credit facility with the lenders for an aggregated commitment of $100.0 million. This facility was terminated in July 2017 as a result of refinancing.

Fourth Amended and Restated Credit Agreement

On June 30, 2017, Virtu Financial and VFH Parent LLC (“VFH”) entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) for an aggregate $1.15 billion of first lien secured term loans (the “Term Loan Facility”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing Credit Agreement.

For the year ended December 31, 2017, $250.0 million of prepayments were made under the Fourth Amended and Restated Credit Agreement. In connection with the debt refinancing and the debt prepayment, the Company accelerated approximately $10.5 million unamortized financing costs incurred that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, which is included within debt issue cost related to debt refinancing in the consolidated statements of comprehensive income.

The Fourth Amended and Restated Credit Agreement contains certain customary covenant and certain customary events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Fourth Amended and Restated Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Fourth Amended and Restated Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Fourth Amended and Restated Credit Agreement.

Senior Secured Second Lien Notes

On June 16, 2017, the Escrow Issuer and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Notes were issued under an Indenture, dated June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Associations, as trustee and collateral agent.

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantees the Fourth Amended and Restated Credit Agreement.

The Indenture imposes certain limitations on the Company, and contains certain customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. The gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the Closing Date and were used to finance, in part, the Acquisition, and to repay certain indebtedness of the Company and KCG. (See Note 3 “Acquisition of KCG Holdings, Inc.” for further details).

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial assets and liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($31.0 million) as of December 31, 2017 and ¥3.5 billion ($29.9 million) as of December 31, 2016. The Company recorded a gain of $1.1 million and a loss of $3.2 million due to the change in currency rates during the years ended December 31, 2017 and 2016, respectively.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings at December 31, 2017 were as follows:

(in thousands)
2018	$—
2019	—
2020	31,059
2021 and thereafter	1,400,000
Total principal of long-term borrowings	$1,431,059

11. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on the run U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain financial instruments noted in the preceding paragraph, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts and other U.S. and non-U.S. government obligations have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from broadly distributed bank and broker dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

As of March 31, 2017, the Company began pricing certain financial instruments held for trading at fair value based on theoretical prices which can differ from quoted market prices. The theoretical prices reflect price adjustments primarily caused by the fact that the Company continuously prices its financial instruments based on all available information. This information includes prices for identical and near-identical positions, as well as the prices for securities underlying the Company’s positions, on other exchanges that are open after the exchange on which the financial instruments is traded closes. The Company validates that all price adjustments can be substantiated with market inputs and checks the theoretical prices independently. Consequently, such financial instruments are classified as Level 2. The Company concluded that this is a change in accounting estimate and no retrospective adjustments were necessary.

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2017:

	December 31, 2017
	Quoted Prices	Significant
	in Active	Other	Significant	Counterparty
	Markets for	Observable	Unobservable	and Cash
	Identical Assets	Inputs	Inputs	Collateral	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	Value
Assets
Financial instruments owned, at fair value:
Equity securities	$758,596	$1,167,995	$—	$—	$1,926,591
U.S. and Non-U.S. government obligations	5,968	16,815	—	—	22,783
Corporate Bonds	—	60,975	—	—	60,975
Exchange traded notes	13,576	68,819	—	—	82,395
Currency forwards	—	2,045,487	—	(2,027,697)	17,790
Options	7,045	—	—	—	7,045
	785,185	3,360,091	—	(2,027,697)	2,117,579

Financial instruments owned, pledged as collateral:
Equity securities	$410,670	$175,581	$—	$—	$586,251
U.S. and Non-U.S. government obligations	99	—	—	—	99
Exchange traded notes	82	8,611	—	—	8,693
	410,851	184,192	—	—	595,043

Other Assets
Equity investment	$—	$—	$40,588	$—	$40,588
Exchange stock	1,952	—	—	—	1,952
Other(1)	—	55,824	—	—	55,824
	1,952	55,824	40,588	—	98,364

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$847,816	$1,355,616	$—	$—	$2,203,432
U.S. and Non-U.S. government obligations	18,940	12,481	—	—	31,421
Corporate Bonds	—	81,118	—	—	81,118
Exchange traded notes	1,514	54,248	—	—	55,762
Currency forwards	—	2,032,017	—	(2,024,991)	7,026
Options	5,839	—	—	—	5,839
	$874,109	$3,535,480	$—	$(2,024,991)	$2,384,598
(1)	Other primarily consists of a $55.8 million receivable from Bats related to the sale of KCG Hotspot.

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

On July 27, 2016, the Company purchased an additional minority investment (29.4%) in SBI Japannext Co., Ltd (“SBI Japannext”), a proprietary trading system based in Tokyo for $38.8 million in cash (“SBI Investment”), which increased the Company’s total minority investment in SBI Japannext to 29.9%.The Company elected the fair value option to account for this equity investment because it believes that fair value is the most relevant measurement attribute for this investment, as well as to reduce operational and accounting complexity. This investment has been categorized as Level 3, and the valuation process involved for Level 3 measurements is completed on a quarterly basis. The Company employs two valuation methodologies when determining the fair value of investments categorized as Level 3, market comparable analysis and discounted cash flow analysis. The market comparable analysis considers key financial inputs, recent public and private transactions and other available measures. The discounted cash flow analysis incorporates significant assumptions and judgments and the estimates of key inputs used in this methodology include the discount rate for the investment and assumed inputs used to calculate terminal values, such as price/earnings multiples. Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method and to the ultimate fair value recorded for a particular investment. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected holding period.

As of December 31, 2017, the fair value of SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 14x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at December 31, 2017 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in other, net in the consolidated statements of comprehensive income.

There were no transfers of financial instruments between levels during the years ended December 31, 2017 and 2016.

Receivable from Bats Global Markets, Inc. (“Bats”)

In March 2015, KCG sold KCG Hotspot, an institutional spot foreign exchange electronic communications networks (“ECN”), to Bats, which is now a subsidiary of CBOE Holdings, Inc.  KCG and Bats agreed to share certain tax benefits, which as of December 31, 2017 comprise a $50.0 million payment and an annual payment of up to $6.6 million, both of which are due in April 2018. The $6.8 million annual payment is contingent on Bats (and CBOE) generating sufficient taxable net income to receive the tax benefits.

The Company has elected the fair value option related to the receivable from Bats and considers the receivable to be a Level 2 asset in the fair value hierarchy as the fair value is derived from observable significant inputs such as contractual cash flows and market discount rates. The remaining additional potential payments of $56.8 million are recorded at a fair value of $55.8 million in other assets on the consolidated statements of financial condition as of December 31, 2017.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the consolidated statement of financial condition. The table below excludes non-financial assets and liabilities. The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximates fair value due to the relatively short-term nature of the underlying assets. The fair value of the Company’s long-term borrowings is categorized as Level 2 in the fair value hierarchy, which is based on quoted prices from the market.

Financial assets and liabilities not measured at fair value as of December 31, 2017:

	December 31, 2017
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$532,887	$532,887	$532,887	$—	$—

Securities borrowed	$1,471,172	$1,471,172	$—	$1,471,172	$—

Receivables from broker dealers and clearing organizations	972,018	972,018	36,513	935,505	—

Total Assets	$2,976,077	$2,976,077	$569,400	$2,406,677	$—

Liabilities
Short-term borrowings	$27,883	$27,883	$—	$27,883	$—

Long-term borrowings	$1,388,548	$1,465,489	$—	$1,465,489	$—

Securities loaned	$754,687	$754,687	$—	$754,687	$—

Securities sold under agreements to repurchase	$390,642	$390,642	$—	$390,642	$—

Payables to broker dealer and clearing organizations	716,205	716,205	2,925	713,280	—

Total Liabilities	$3,277,965	$3,354,906	$2,925	$3,351,981	$—

Financial assets and liabilities not measured at fair value as of December 31, 2016:

	December 31, 2016
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$181,415	$181,415	$181,415	$—	$—

Securities borrowed	$220,005	$220,005	$—	$220,005	$—

Receivables from broker dealers and clearing organizations	448,728	972,018	—	972,018	—

Total Assets	$850,148	$1,373,438	$181,415	$1,192,023	$0

Liabilities
Short-term borrowings	$25,000	$25,000	$—	$25,000	$—

Long-term borrowings	$564,957	$564,957	$—	$564,957	$—

Securities loaned	$222,203	$222,203	$—	$222,203	$—

Payables to broker dealer and clearing organizations	695,978	695,978	—	695,978	—

Total Liabilities	$1,508,138	$1,508,138	$—	$1,508,138	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2017
							Change in Net
							Unrealized Gains
							/ (Losses) on
							Investments
	Balance at		Total Realized	Net Transfers		Balance at	still held at
	December 31,		and Unrealized	into (out of)		December 31	December 31
(in thousands)	2016	Purchases	Gains / (Losses)	Level 3	Settlement	2017	2017
Assets
Other assets:
Equity investment	$36,031	$—	$4,557	$—	$—	$40,588	$4,557
Other	—	3,000	—	—	(3,000)	—	—
Total	$36,031	$3,000	$4,557	$—	$(3,000)	$40,588	$4,557

	Year Ended December 31, 2016
						Change in Net
						Unrealized Gains
						/ (Losses) on
						Investments
	Balance at		Total Realized	Net Transfers	Balance at	still held at
	December 31,		and Unrealized	into (out of)	December 31	December 31
(in thousands)	2015	Purchases	Gains / (Losses)	Level 3	2016	2016
Assets
Other assets:
Equity investment	$—	$38,754	$(3,117)	$394	$36,031	$(3,117)
Total	$—	$38,754	$(3,117)	$394	$36,031	$(3,117)

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2017 and 2016.

	December 31, 2017

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,471,172	$—	$1,471,172	$(1,418,672)	$(13,318)	$39,182
Trading assets, at fair value:
Currency forwards	2,045,487	(2,027,697)	17,790	—	—	17,790
Options	7,045	—	7,045	(45)	—	7,000
Total	$3,523,704	$(2,027,697)	$1,496,007	$(1,418,717)	$(13,318)	$63,972

			Net Amounts of
		Gross Amounts	Liabilities Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$754,687	$—	$754,687	$(737,731)	$(10,776)	$6,180
Securities sold under agreements to repurchase	390,642	—	390,642	(390,642)	—	—
Trading liabilities, at fair value:
Currency forwards	2,032,017	(2,024,991)	7,026	—		7,026
Options	5,839	—	5,839	(56)	—	5,783
Total	$3,183,185	$(2,024,991)	$1,158,194	$(1,128,429)	$(10,776)	$18,989

	December 31, 2016

			Net Amounts of
		Gross Amounts	Assets Presented
		Offset in the	in the	Gross Amounts Not Offset In the
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$220,005	$—	$220,005	$(216,778)	$(248)	$2,979
Trading assets, at fair value:
Currency forwards	1,147,261	(1,140,239)	7,022	—	—	7,022
Options	141	—	141	(80)	(13)	48
Total	$1,367,407	$(1,140,239)	$227,168	$(216,858)	$(261)	$10,049

			Net Amounts of
			Liabilities
		Gross Amounts	Presented	Gross Amounts Not Offset In the
		Offset in the	in the	Consolidated
	Gross Amounts	Consolidated	Consolidated	Statement of Financial Condition
	of Recognized	Statement of	Statement of	Financial	Cash Collateral
(in thousands)	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$222,203	$—	$222,203	$(221,792)	$—	$411
Trading liabilities, at fair value:
Currency forwards	1,009,038	(1,009,038)	—	—	—	—
Options	80	—	80	(80)	—	—
Total	$1,231,321	$(1,009,038)	$222,283	$(221,872)	$—	$411

The following table presents gross obligations for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	December 31, 2017
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 60	61 - 90
(in thousands)	Continuous	30 days	days	Days	Total

Repurchase agreements:
Equity securities	$—	$100,000	$90,000	$200,000	$390,000
U.S. and Non-U.S. government obligations	642	—	—	—	642
Total	$642	$100,000	$90,000	$200,000	$390,642

Securities lending transactions:
Equity securities	$754,687	$—	$—	$—	$754,687
Total	$754,687	$—	$—	$—	$754,687

	December 31, 2016
	Remaining Contractual Maturity
	Overnight and	Less than	30 - 60	61 - 90
(in thousands)	Continuous	30 days	days	Days	Total

Repurchase agreements:
Equity securities	$222,203	$—	$—	$—	$222,203
Total	$222,203	$—	$—	$—	$222,203

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2017 and December 31, 2016:

(in thousands)		December 31, 2017		December 31, 2016
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker dealers and clearing organizations	$(505)	$1,985,770	$2,403	$1,461,286
Commodity futures	Receivables from broker dealers and clearing organizations	971	21,231,001	13,964	3,918,778
Currency futures	Receivables from broker dealers and clearing organizations	26,548	3,994,412	1,591	3,264,093
Fixed income futures	Receivables from broker dealers and clearing organizations	73	44,395	31	5,730
Options	Financial instruments owned	7,045	682,369	141	6,844
Currency forwards	Financial instruments owned	2,045,487	124,000,221	1,147,261	94,192,414

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker dealers and clearing organizations	$(575)	$142,658	$(43)	$62,417
Commodity futures	Payables to broker dealers and clearing organizations	(1,602)	130,042	2,842	22,616,170
Currency futures	Payables to broker dealers and clearing organizations	(13,947)	7,756,958	(6,282)	1,137,908
Fixed income futures	Payables to broker dealers and clearing organizations	(1)	2,584	—	—
Options	Financial instruments sold, not yet purchased	5,839	681,147	80	4,486
Currency forwards	Financial instruments sold, not yet purchased	2,032,017	123,993,234	1,009,038	85,874,684

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	(514)	16,115	—	—

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instrument under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2017, 2016, and 2015.

		December 31,

(in thousands)	Financial Statements Location	2017	2016	2015
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$290,609	$559,626	$1,180,483
Currency forwards	Trading income, net	2,603	1,915	(16,431)
Options	Trading income, net	(7,166)	(410)	(1,784)
Others	Trading income, net	—	(6)	4
		$286,046	$561,125	$1,162,272

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$(642)	$—	$—

13. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
(in thousands)
U.S. operations	$70,484	$138,950	$154,947
Non-U.S. operations	42,680	40,641	60,982
	$113,164	$179,591	$215,929

The provision for income taxes consists of the following for the years ended December 31, 2017, 2016 and 2015.

	For the years ended
	December 31,
(in thousands)	2017	2016	2015
Current provision (benefit)
Federal	$(9,991)	$2,690	$7,584
State and Local	65	38	108
Foreign	1,219	5,210	6,762
Deferred provision (benefit)
Federal	106,415	13,547	3,345
State and Local	(3,380)	194	48
Foreign	(62)	(428)	592
Provision for income taxes	$94,266	$21,251	$18,439

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions.  The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. The Company recorded a provisional deferred tax expense for the impact of the 2017 Tax Act of approximately $90.6 million, which is primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. The Company expects to complete its analysis of the 2017 Tax Act by the third quarter of 2018, which is within the one-year measurement period prescribed by SEC Staff Accounting Bulletin No. 118.  As the Company completes its analysis, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

As discussed in Note 6 “Tax Receivable Agreements” the Company revalued its tax receivable agreement obligation as a result of this decrease in the U.S. corporate income tax rate and recorded a gain of $86.6 million, which is reported in Other, net on the consolidated statements of operations for the year ended December 31, 2017.  This gain does not impact the Company’s provision for income taxes.

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31,
	2017	2016	2015
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	35.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interest	(19.1)	(24.4)	(27.8)
State and local taxes, net of federal benefit	(1.9)	1.3	1.4
Impact of 2017 Tax Act on deferred tax assets	80.1	—	—
Impact of 2017 Tax Act on tax receivable agreement obligation	(12.9)	—	—
Non-deductible expenses, net	1.9	—	—
Other, net	0.2	—	—
Provision for income taxes	83.3%	11.9%	8.6%

The components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
(in thousands)	2017	2016
Deferred income tax assets
Tax Receivable Agreement	$101,594	$185,677
Share-based compensation	5,213	5,664
Intangibles	14,547	—
Fixed assets and other	13,425	2,518
Tax credits and net operating loss carryforwards	50,867	—
Less: Valuation allowance on net operating loss carryforwards and tax credits	(43,544)	—
Total deferred income tax assets	$142,102	$193,859

Deferred income tax liabilities
Intangibles	16,342	—
Fixed assets	—	84
Total deferred income tax liabilities	$16,342	$84

Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for years ended December 31, 2017, 2016 and 2015, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in other assets on the consolidated statements of financial condition at December 31, 2017 and 2016 are current income tax receivables of $115.2 million and $5.8 million, respectively. The balance at December 31, 2017 primarily comprises the income tax benefit of KCG net operating losses that were generated prior to the Acquisition of KCG and that are eligible to be carried back by the Company.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (Note 6 “Tax Receivable Agreements” and Note 15 “Capital Structure”) and the Acquisition of KCG (Note 3 “Acquisition of KCG Holdings, Inc”), differences in the valuation of financial assets and liabilities, and in connection with other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The Company’s deferred tax asset at December 31, 2017 includes an alternative minimum tax credit carryforward of $0.6 million, which can be either be refunded or applied against future income tax liability pursuant to the 2017 Tax Act. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses of $231.8 million at December 31, 2017 and has recorded a related deferred tax asset of $43.5 million. A full valuation allowance was also recorded against this deferred tax asset at December 31, 2017 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2017 and 2016 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of December 31, 2017, the Company’s tax years for 2013 through 2016 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the Acquisition of KCG, the Company has assumed any KCG tax exposures.   KCG is currently subject to U.S. Federal income tax examinations for 2013 through 2017, and to non-U.S. income tax examinations for the tax years 2007 through 2016. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2016. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in operations and administrative expense and interest received or paid is recorded in other, net or operations and administrative expense in the consolidated statement of comprehensive income

The Company had $7.3 million of unrecognized tax benefits as of December 31, 2017, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2016.

The following table reconciles the beginning and ending amount of unrecognized tax benefits:

December 31,
(in thousands)	2017
Balance at December 31, 2016	$—
Increase from Acquisition of KCG	7,232
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	68
Balance at December 31, 2017	$7,300

14. Commitments, Contingencies and Guarantees

At December 31, 2017, minimum rental commitments under non-cancellable leases are approximately as follows:

	Minimum Rental Commitments
Year Ending December 31	Capital	Operating
2018	18,829	33,331
2019	17,759	30,712
2020	6,942	29,238
2021	—	21,017
2022	—	18,063
Thereafter	—	127,723
Total minimum lease payments	$43,530	$260,084

Total operating lease expense, net of amortization expense related to landlord incentives, for the years ended December 31, 2017, 2016 and 2015 was approximately $13.1 million, $2.4 million, and $5.3 million, respectively. Occupancy lease expense for the years ended December 31, 2017, 2016 and 2015 of $12.9 million, $1.3 million and $3.9 million, respectively, is included within operations and administrative expenses in the consolidated statements of comprehensive income. Communication equipment lease expense for the years ended December 31, 2017, 2016 and 2015 of $0.2 million, $1.1 million and $1.4 million, respectively, is included within communication and data processing in the accompanying consolidated statements of comprehensive income.

Legal Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time.  Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage for potential claims, including securities actions, against the Company and its respective directors and officers.

In connection with the Acquisition of KCG, a previously filed complaint, which was initially captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-0421-JTL and filed on behalf of a putative class in Delaware Chancery Court, was recaptioned Chester County Employees’ Retirement Fund v. KCG Holdings, Inc., et al., amended and refiled on February 14, 2018 to include claims for the alleged breach of fiduciary duties against former KCG board members, claims against each of Virtu and Jefferies for allegedly aiding and abetting the KCG board members’ alleged breaches of fiduciary duty and a claim against Virtu and Jefferies for alleged civil conspiracy. No amount of damages is stated in the amended complaint, which Virtu intends to defend vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, ATS manner of operations, market fragmentation and complexity, colocation, cybersecurity, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. The Company has received information requests from various authorities, including the SEC, requesting, among other items, information regarding these market structure matters, to which the Company has responded or is in the process of responding.

The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million). The Company had fully reserved for the monetary penalty as of December 31, 2017 and anticipates paying the fine during the year ended December 31, 2018.

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

15. Capital Structure

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

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A common stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

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

Acquisition of KCG

On the Closing Date and in connection with the financing of the Acquisition, the Company issued 6,346,155 shares of the Company’s Class A common stock to Aranda for an aggregate purchase price of approximately $99.0 million and 39,725,979 shares of the Company Class A Common Stock to NIH for an aggregate purchase price of approximately $613.5 million.  On August 10, 2017, the Company issued an additional 1,666,666 shares of its Class A Common Stock for an aggregate purchase price of $26.0 million and an additional 338,124 shares of its Class A Common Stock for an aggregate purchase price of $5.2 million.  See Note 3 for further details.

Employee Exchanges

In February, May, August and November 2017, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial common units, certain current and former employees elected to exchange 683,762, 307,544, 155,009, and 209,448 units, respectively, in Virtu Financial held on their behalf by Virtu Financial Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A common stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchange, and the share issuance in connection with the Acquisition, the Company holds approximately 48.3% interest in Virtu Financial at December 31, 2017.

16. Share-based Compensation

Share-based compensation prior to the Company’s Reorganization completed on April 15, 2015 and IPO commenced on April 16, 2015:

Class A-2 profits interests were issued to Employee Holdco LLC, a holding company that holds the interests on behalf of certain key employees or stakeholders. During the years ended December 31, 2017, 2016 and 2015, the Company recorded expense relating to non-voting common interest units, which were originally granted as Class A-2 profits interests and were reclassified into non-voting common interest units in connection with the Reorganization Transactions.  The non-voting common interest units are subject to the same vesting requirements as the prior Class A-2 profits interests, which were either fully vested upon issuance or vested over a period of up to four years, and in each case are subject to repurchase provisions upon certain termination events. These awards were accounted for as equity awards and were measured at fair value at the date of grant. The Company recognized compensation expense related to the vesting of non-voting common interest units (formerly Class A-2 profits interests) of $0.7 million, $1.3 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class A-2 profits interests), was $0.1 million and $0.8 million, respectively; and this amount is expected to be recognized over a weighted average period of 0.1 years and 0.8 years, respectively.

On July 8, 2011, 2,625,000 Class A-2 capital interests were contributed by Class A-2 members to Virtu East

MIP LLC (“East MIP”). East MIP issued Class A interests to the members who contributed the Class A-2 capital interests, and Class B interests (“East MIP Class B interests”) to certain key employees.  Additionally, Class B interests were issued to Employee Holdco on behalf of certain key employees and stakeholders on July 8, 2011, and on subsequent dates.  East MIP Class B interests and Class B interests were each subject to time based vesting over four years and only fully vested upon the consummation of a qualifying capital transaction by the Company, including an IPO.  In connection with the Reorganization Transactions, East MIP was liquidated and a portion of the Class A-2 capital interests held by East MIP were contributed to Virtu Employee Holdco on behalf of holders of East MIP Class B Interests (or, in the case of certain employees located outside the United States, contributed to a trust whose trustee is one of the Company’s subsidiaries), which Class A-2 capital interests were subsequently reclassified into non-voting common interest units. The Company recognized compensation expense in respect of non-voting common interest units (formerly Class B interests) vested of $0.7 million, $1.1 million and $44.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The compensation expense related to non-voting common interest units (formerly Class B interests) was included within charges related to share based compensation at IPO in the consolidated statements of comprehensive income. As of December 31, 2017 and 2016, total unrecognized share-based compensation expense related to unvested non-voting common interest units (formerly Class B interests) was $0.1 million and $0.8 million, respectively; and this amount is expected to be recognized over a weighted average period of 0.1 years and 1.0 years, respectively.

Additionally, in connection with the compensation charges related to non-voting common interest units (formerly Class B interests) mentioned above, the Company capitalized $0.04 million, $0.09 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.07 million, $0.7 million and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The costs attributable to employees incurred in development of software for internal use were included within charges related to share based compensation at IPO in the consolidated statements of comprehensive income.

The fair value of the Class A-2 profit, Class B and East MIP Class B interest was estimated by the Company using an option pricing methodology based on expected volatility, risk-free rates and expected life. Expected volatility is calculated based on companies in the same peer group as the Company.

In connection with the Reorganization Transactions, all Class A-2 profits interests, Class B and East MIP Class B interests were reclassified into non-voting common interest units. As of December 31, 2017 and 2016, there were 12,301,067 and 14,231,535 non-voting common interest units outstanding, respectively, and 1,930,468, 1,162,891 and 57,106 non-voting common interest units and corresponding Class C common stock were exchanged into Class A common stock, forfeited or repurchased during the years ended December 31, 2017, 2016 and 2015, respectively.

Share-based compensation after the Company’s Reorganization completed on April 15, 2015 and IPO completed on April 16, 2015:

Pursuant to 2015 Management Incentive Plan as described in Note 15 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A common stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the year ended December 31, 2017 and 2016:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Options	Per Share	Contractual Life	Options	Per Share
At December 31, 2014	—	$—	—	—	$—
Granted	9,228,000	19.00	10.00	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(234,000)	—	—	—	—
At December 31, 2015	8,994,000	$19.00	9.29	—	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(760,000)	—	—	—	—
At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(496,000)	—	—	—	—
At December 31, 2017	7,738,000	$19.00	7.29	3,869,000	$19.00

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

The Company recognized $5.2 million, $5.6 million and $4.7 million of compensation expense in relation to the stock options issued and outstanding for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, total unrecognized share-based compensation expense related to unvested stock options was $7.5 million and $14.2 million, respectively, and these amounts are to be recognized over a weighted average period of 1.3 years and 2.3 years, respectively.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described in Note 15, “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A common stock and restricted stock units were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A common stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight line basis over the vesting period. For the years ended December 31, 2017, 2016 and 2015, there were 19,719, 656,019 and 576,693 shares of immediately vested Class A common stock granted as part of year-end compensation, and the Company recorded compensation expense of $0.3 million, $10.6 million and $13.2 million, respectively. In addition, the Company accrued compensation expense of $11.0 million for the year ended December 31, 2017 related to immediately vested Class A common stock expected to be awarded in early 2018 as part of year-end incentive compensation for the 2017 performance year, which is included in employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs:

		Weighted
	Number of	Average Fair
	Shares	Value
At December 31, 2014	—	$—
Granted	984,466	22.32
Forfeited	—	—
Vested	—	—
At December 31, 2015	984,466	$22.32
Granted	1,019,148	16.06
Forfeited	(133,138)	22.51
Vested	(297,035)	16.48
At December 31, 2016	1,573,441	$18.28
Granted	64,402	18.09
Forfeited	(258,250)	18.40
Vested	(526,546)	18.75
At December 31, 2017	853,047	$17.94

The Company recognized $9.9 million, $6.3 million and $0.5 million of compensation expense in relation to the restricted stock units for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, total unrecognized share-based compensation expense related to unvested RSUs was $14.3 million and $28.5 million, respectively, and this amount is to be recognized over a weighted average period of 1.5 years and 2.6 years, respectively.

17. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Capitalized software costs	$94,915	$77,591
Leasehold improvements	93,624	3,636
Furniture and equipment	324,135	61,540
Land	—	77
	512,674	142,844
Less: Accumulated depreciation and amortization	(375,656)	(113,184)
Total property, equipment and capitalized software, net	$137,018	$29,660

Depreciation expense for property and equipment for the years ended December 31, 2017, 2016, and 2015 was approximately $36.8 million, $19.6 million and $24.0 million, respectively, and is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

The Company’s capitalized software development costs excluding the compensation charges recognized in relation to the IPO disclosed below were approximately $15.7 million, $11.1 million, and $10.1 million for years ended December 31, 2017, 2016 and 2015, respectively. The related amortization expense was approximately $10.1 million, $10.1 million, and $9.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included within depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

Additionally, in connection with the compensation charges related to non-voting interest units (formerly Class B interests) recognized upon the IPO (Note 16 “Share-based Compensation”), the Company capitalized approximately $0.04 million, $0.09 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015 respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to East MIP Class B interests and Class B interests were approximately $0.07 million, $0.7 million and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

18. Regulatory Requirement

As of December 31, 2017 and 2016, broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the three broker-dealer subsidiaries. Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, Virtu Financial Capital Markets LLC was also required to maintain $4.1 million and $1.9 million of capital in connection with the operation of its DMM business as of December 31, 2017 and December 31, 2016, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the broker-dealer subsidiary is registered as the DMM.

The regulatory capital and regulatory capital requirements of these subsidiaries as of December 31, 2017 was as follows:

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Americas LLC	$379,875	$1,000	$378,875
Virtu Financial BD LLC	40,683	1,000	39,683
Virtu Financial Capital Markets LLC	8,308	5,114	3,194

The regulatory capital and regulatory capital requirements of these subsidiaries as of December 31, 2016 was as follows:

	Regulatory	Regulatory Capital	Excess Regulatory
(in thousands)	Capital	Requirement	Capital
Virtu Financial BD LLC	74,467	1,000	73,467
Virtu Financial Capital Markets LLC	10,830	2,886	7,944

19. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2017, 2016, and 2015:

	December 31,
(in thousands)	2017	2016	2015
Revenues:
United States	$791,044	$455,418	$537,310
Ireland	97,637	139,642	166,739
United Kingdom	21,143	—	—
Singapore	113,891	106,813	91,816
Sweden	3,986	—	—
Others	281	399	348
Total revenues	$1,027,982	$702,272	$796,213

Prior to the Acquisition, the Company was managed and operated as one business, and, accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and alternative trading systems ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Bulletin Board marketplaces operated by the OTC Markets Group Inc. and the AIM.

The Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; (iii) a fixed income ECN that also offers trading applications; and (iv) an ATS for U.S. equities. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment are summarized in the following table:

	Market	Execution	Corporate	Consolidated
(in thousands)	Making	Services	(1)	Total
2017:
Total revenue	$836,707	$99,135	$92,140	$1,027,982
Income before income taxes and noncontrolling interest	74,633	(12,519)	51,050	113,164

2016:
Total revenue	$691,884	$10,352	$36	$702,272
Income (loss) before income taxes and noncontrolling interest	176,145	4,403	(957)	179,591

2015:
Total revenue	$785,591	$10,622	$-	$796,213
Income before income taxes and noncontrolling interest	211,443	4,486	-	215,929

(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

20. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2017, and December 31, 2016, the Company had a receivable of $0.08 million and a payable of $0.2 million to its affiliates, respectively.

The Company conducts securities lending transactions with Industrial and Commercial Bank of China (“ICBC”), which is partially owned by Temasek Holdings (Private) Limited and its affiliates. As of December 31, 2017, the Company had a securities borrowed contract of $23.1 million and a securities loaned contract of $1.1 million with ICBC. The Company did not have outstanding securities with ICBC as of December 31, 2016.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Level 3. During the years ended December 31, 2017, 2016 and 2015 the Company paid $2.5 million, $2.4 million, and $4.3 million, respectively, to Level 3 for these services.

The Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek Holdings (Private) Limited and its affiliates have a significant ownership interest in Dell. During the years ended December 31, 2017. 2016 and 2015, the Company paid $2.5 million, $2.7 million and $3.6 million, respectively, to Dell for these purchases and leases.

The Company purchases telecommunications services from Singapore Telecommunications Limited (“Singtel”).  Temasek and its affiliates have a significant ownership interest in Singtel. During the years ended December 31, 2017, 2016, and 2015, the Company paid $0.1 million, $0.2 million, and $0.1 million, respectively, to Singtel for these purchases.

The Company employed the son of the Company’s Founder and Executive Chairman, as a trader during the year ended December 31, 2015, This employee was paid approximately $0.8 million of employee compensation during year ended December 31, 2015, and granted 60,000 stock options with respect to shares of the Company’s Class A common stock under the 2015 Management Incentive Plan. The Company had no such expense during the years ended December 31, 2017 and 2016.

The Company has engaged a member of the Board of Directors to provide leadership consulting services. The Company has paid approximately $4 thousand,  $0.03 million and $0.1 million for such engagement for the years ended December 31, 2017, 2016, and 2015, respectively.

Additionally, the Company entered into sublease arrangements with affiliates of the Company’s Founder and Executive Chairman for office space no longer used by the Company.  For the years ended December 31, 2017, 2016 and 2015, the Company received $0.06 million, $0.04 million and $0.1 million, respectively, pursuant to these arrangements.

The Company has held a minority interest in SBI since 2016 (See Note 11, “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $6.0 million and $2.2 million for the year ended December 31, 2017 and for the period since the completion of the minority interest investment to December 31, 2016, respectively.

The Company makes payments to two JVs (See Note 2, “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the consolidated statements of comprehensive income.  The Company made payments of $8.3 million and $0.6 million to the JVs for the years ended December 31, 2017 and 2016, respectively.  The Company made no such payments for the year ended December 31, 2015.

21. Parent Company

VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the senior secured facility and senior secured second lien notes (Note 10 “Borrowings”). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under its Fourth Amended and Restated Credit Agreement and senior secured second lien notes. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and the foregoing.

The condensed statements of financial condition as of December 31, 2017 and 2016 reflect the condensed financial condition of VFI. The condensed statements of comprehensive income and of cash flows for the year ended December 31, 2015 reflect the condensed operating results and cash flows of Virtu Financial prior to April 15, 2015 and reflect the condensed operating results and cash flows of VFI from April 16, 2015 through December 31, 2015.

Virtu Financial, Inc.

(Parent Company Only)

Condensed Statements of Financial Condition

	As of December 31,
	December 31,	December 31,
(In thousands except interest data)	2017	2016
Assets
Cash	$60,193	$17,149
Deferred tax asset	124,631	192,961
Investment in subsidiary	1,549,162	165,204
Other assets	10,731	1,892
Total assets	$1,744,717	$377,206

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$767,101	$129
Accounts payable and accrued expenses and other liabilities	7	—
Tax receivable agreement obligations	147,040	231,404
Total liabilities	$914,148	$231,533

Virtu Financial Inc. Stockholders' equity
Class A-1 — Authorized and Issued — 0 and 0 interests, Outstanding — 0 and 0 interests, at December 31, 2017 and 2016, respectively	—	—
Class A-2 — Authorized and Issued — 0 and 0 interests, Outstanding — 0 and 0 interests, at December 31, 2017 and 2016, respectively	—	—
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 90,415,532 and 40,436,580 shares, Outstanding — 89,798,609 and 39,983,514 shares at December 31, 2017 and 2016, respectively	1	—
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2017 and 2016, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 17,880,239 and 19,810,707 shares, Outstanding — 17,880,239 and 19,810,707, at December 31, 2017 and 2016, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at December 31, 2017 and 2016, respectively	1	1
Treasury stock, at cost, 616,923 and 453,066 shares at December 31, 2017 and 2016, respectively	(11,041)	(8,358)
Additional paid-in capital	900,746	155,536
Accumulated deficit	(62,129)	(1,254)
Accumulated other comprehensive income (loss)	2,991	(252)
Total Virtu Financial Inc. stockholders' equity	$830,569	$145,673

Total liabilities and stockholders' equity	$1,744,717	$377,206

Virtu Financial, Inc.

(Parent Company Only)

Condensed Statements of Comprehensive Income

	For the Years Ended
	December 31,
(in thousands)	2017	2016	2015
Revenues:
Service fee revenue	$—	$—	$445
Other Income	86,599	—	—
	86,599	—	445

Operating Expenses:
Operations and administrative	181	198	447

Income (loss) before equity in income of subsidiary	86,418	(198)	(2)
Equity in income of subsidiary, net of tax	(83,479)	33,178	104,036
Net income	$2,939	$32,980	$104,034
Net income attributable to common stockholders	2,939	32,980	20,887
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	3,243	(351)	(4,534)
Comprehensive income	$6,182	$32,629	$16,353

Virtu Financial, Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

	For the Years Ended
	December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$2,939	$32,980	$104,034

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	(513,601)	157,975	(18,237)
Tax receivable agreement obligation reduction	(86,599)	—	—
Deferred taxes	102,973	13,197	3,392
Other	(8,500)	—	—
Changes in operating assets and liabilities:	(8,832)	(4,012)	5,900
Net cash provided by (used in) operating activities	(511,620)	200,140	95,089

Cash flows from investing activities
Acquisition of KCG Holdings, net of cash acquired, described in Note 3	(23,908)	—	—
Investments in subsidiaries, equity basis	16,846	24,893	64,624
Net cash provided by (used in) investing activities	(7,062)	24,893	64,624

Cash flows from financing activities
Distribution to members	—	—	(130,000)
Distribution from Virtu Financial to non-controlling interest	(89,563)	(162,969)	(81,377)
Dividends	(63,814)	(37,759)	(17,362)
Payments on repurchase of non-voting common interest	(11,143)	(2,000)	(2,097)
Repurchase of Class C common stock	—	(98)	—
Purchase of treasury stock	(2,683)	(4,539)	(3,819)
Tax receivable agreement obligations	(7,045)	—	—
Issuance of common stock, net of offering costs	735,974	—	327,366
Repurchase of Virtu Financial Units and corresponding number of Class A and C common stock in connections with IPO	—	—	(277,153)
Issuance of common stock in connection with secondary offering, net of offering costs	—	16,677	7,782
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	(17,383)	(8,805)
Net cash provided by (used in) financing activities	$561,726	$(208,071)	$(185,465)

Net increase (decrease) in Cash	$43,044	$16,962	$(25,752)
Cash, beginning of period	17,149	187	25,939
Cash, end of period	$60,193	$17,149	$187

Supplemental disclosure of cash flow information:
Taxes paid	$133	$8,813	$5,615

Non-cash financing activities
Tax receivable agreement described in Note 6	1,534	-	(21,854)
Secondary offerings described in Note 15	-	1,350	-

22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On January 2, 2018, the Company completed the sale of its BondPoint business to ICE for total gross proceeds of $400 million. The Company used the after-tax net proceeds to prepay $250.0 million of principal under its Fourth Amended and Restated Credit Agreement. Concurrently with the closing of the sale of BondPoint, on January 8, 2018, the Company entered into a refinancing transaction to reprice its senior secured term loan at LIBOR plus 3.25%, along with additional principal repayment of $26.0 million. Following the refinancing the transaction, the total principal outstanding under the senior secured facility is $624 million.

The following table contains information about the Company’s purchases of its Class A common stock during the period from January 1, 2018 to the date of this report (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018
Common stock repurchases	—	—	—	—

February 1, 2018 - February 28, 2018
Common stock repurchases	375,000	$29.27	375,000	39,023,750

March 1, 2018 - March 13, 2018
Common stock repurchases	—	—	—	39,023,750

Total
Common stock repurchases	375,000	29.27	375,000	39,023,750

(1)

On February 8, 2018, the Company’s board of directors authorized a new share repurchase program of up to $50.0 million in Class A common stock and common units by March 31, 2019.  The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur.

On February 8, 2018, the Company’s board of directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and per Restricted Stock Unit that will be paid on March 15, 2018 to holders of record as of March 1, 2018.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Total revenue	$147,287	$144,888	$271,286	$464,521
Total operating expenses	123,405	139,696	317,781	333,936
Operating income (loss)	$23,882	$5,192	$(46,495)	$130,585
Net income (loss)	$21,074	$4,413	$(39,990)	$33,401
Less: net income (loss) attributable to noncontrolling interests	16,494	3,512	(26,472)	22,425
Net income (loss) attributable to Virtu Financial, Inc.	$4,580	$901	$(13,518)	$10,976
Net income per share of common stock:
Basic	$0.10	$0.01	$(0.17)	$0.12
Diluted	$0.10	$0.01	$(0.17)	$0.12

	For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Total revenue	$192,638	$174,181	$164,806	$170,647
Total operating expenses	133,936	129,767	126,932	132,046
Operating income	$58,702	$44,414	$37,874	$38,601
Net income	$51,356	$39,286	$33,023	$34,675
Less: net income attributable to noncontrolling interests	41,008	30,908	25,997	27,447
Net income attributable to Virtu Financial, Inc.	$10,348	$8,378	$7,026	$7,228
Net income per share of common stock:
Basic	$0.27	$0.21	$0.18	$0.18
Diluted	$0.26	$0.21	$0.18	$0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2017, we maintained effective internal control over financial reporting.

We acquired KCG Holdings, Inc. (“KCG”) on July 20, 2017, and have not yet included KCG in our assessment of the effectiveness of our internal control over financial reporting. SEC staff guidance permits a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition completed. As of December 31, 2017, KCG accounted for 3.5 billion of our total assets, and $379 million of our total revenue for the year end December 31, 2017.

Attestation Report on Internal Control over Financial Reporting

As an emerging growth company under Section 103 of the JOBS Act, we are not required to provide, and this report does not include, an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2017 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017. For the limited purpose of providing the information necessary to comply with this Item 10, the 2018 Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017. For the limited purpose of providing the information necessary to comply with this Item 11, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017. For the limited purpose of providing the information necessary to comply with this Item 12, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017. For the limited purpose of providing the information necessary to comply with this Item 13, the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2018 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017. For the limited purpose of providing the information necessary to comply with this Item 14, the 2018 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial statements

The consolidated financial statement required to be filed in the Form 10-K are listed in Part II, Item 8 hereof.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” in this Form 10-K listed in Part II, Item 8 hereof.

3.	Exhibits

Exhibit Number	Description
2.1

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

2.2

Merger Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd (incorporated herein by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).

2.3

Merger Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).

2.4

Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on April 21, 2017).

2.5

Temasek Investment Agreement, dated April 20, 2017, by and between Virtu Financial, Inc. and Aranda Investments Pte. Ltd. (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2017).

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
4.1

Indenture, dated as of June 16, 2017, by and among Orchestra Borrower LLC, Orchestra Co-Issuer , Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

4.2

Escrow End Date Supplemental Indenture, dated as July 20, 2017, by and among VFH Parent LLC, Orchestra Borrower LLC, Orchestra Co-Issuer, Inc. Virtu Financial LLC, the other parties that are signatories thereto as Guarantors and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

Exhibit Number	Description
10.1†

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 2 to Form S-1 Registration Statement (File No. 333-194473) filed on February 20, 2015).

10.2†

Employment Agreement, dated as of August 7, 2013, by and between Virtu Financial, Inc. and Mr. Joseph Molluso  (incorporated herein by reference to Exhibit 10.23 to the Company’s Amendment No. 1 to Form S-1 Registration Statement (File No. 333-194473) filed on March 26, 2014)

10.3†

Employment Agreement, dated as of April 15, 2015, by and between Virtu Financial, Inc. and Mr. Vincent Viola (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, as amended, (File No. 001-37352) filed on May 29, 2015).

10.4†*	Amended and Restated Employment Agreement, dated as of November 15, 2017, by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
10.5†

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2015, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, (File No. 001-37352) filed on August 9, 2017).

10.6†

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.7†*	Confidential Separation Agreement, Interest Repurchase and General Release of Claims, dated as of September 11, 2017, by and between Virtu Financial Inc. and Mr. Venu Palaparthi.
10.8†*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Joseph Molluso.

10.9†*

Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.10†*

Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 2, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.11

Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.12

Escrow Credit Agreement, dated as of June 30, 2017, by and between Orchestra Borrower LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.13

Stockholders Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.14

Exchange Agreement, dated as of April 15, 2015, by and among Virtu Financial LLC, Virtu Financial, Inc. and the holders of Common Units and shares of Class C Common Stock or Class D Common Stock (as each defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.15

Tax Receivable Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc., the Founder Member, Virtu Employee Holdco, the Management Members and other pre-IPO investors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.16

Tax Receivable Agreement, dated as of April 15, 2015, by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders  (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

Exhibit Number	Description
10.17

Tax Receivable Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the Silver Lake Post-IPO Members  (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.18

Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015  (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.19

Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015)

10.20

Class C Common Stock Subscription Agreement, dated as of April 15, 2015  (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.21

Class D Common Stock Subscription Agreement, dated as of April 15, 2015  (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.22

Class A Common Stock Purchase Agreement, dated as of April 15, 2015, by and between SLP III EW Feeder I, L.P. and Virtu Financial, Inc. (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.23

Unit Purchase Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the sellers listed therein  (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.24

Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, (File No. 001-37352) filed on April 21, 2017).

10.25

Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP  (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, (File No. 001-37352) filed on May 10, 2017).

10.26

Amended and Restated Registration Rights Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd., North Island Holdings I, LP and the additional holders named therein  (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2017).

10.27

Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on June 2, 2017).

10.28

Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.29*

Amendment No. 1, dated as of January 2, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.

10.30*	Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015.
21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of Deloite & Touche LLP.
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

Exhibit Number	Description
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document

* Filed herewith.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	March 13, 2018	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	March 13, 2018	By:	/s/ Joseph Molluso
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2018.

Signature	Title

/s/ Douglas A. Cifu Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Joseph Molluso Joseph Molluso	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Greifeld	Chairman of the Board of Directors
Robert Greifeld

/s/ Vincent Viola Vincent Viola	Chairman Emeritus and Director

/s/ John Philip Abizaid John Philip Abizaid	Director

/s/ William F. Cruger, Jr. William F. Cruger, Jr.	Director

/s/ John D. Nixon John D. Nixon	Director

/s/ Christopher Quick Christopher Quick	Director

/s/ John F. Sandner John F. Sandner	Director

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Glenn Hutchins	Director
Glenn Hutchins

/s/ Michael T. Viola	Director
Michael T. Viola