Form 10-Q
period 2018-06-30
Virtu Financial, Inc.
filed 2018-08-06
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. Yes☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of August 6, 2018
Class A common stock, par value $0.00001 per share	107,005,322
Class C common stock, par value $0.00001 per share	14,331,267
Class D common stock, par value $0.00001 per share	69,091,740

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (unaudited)

(in thousands, except share and interest data)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$660,067	$532,887
Securities borrowed	1,217,172	1,471,172
Securities purchased under agreements to resell	5,163	—
Receivables from broker dealers and clearing organizations	1,051,922	972,018
Trading assets, at fair value:
Financial instruments owned	2,224,885	2,117,579
Financial instruments owned and pledged	548,198	595,043
Property, equipment and capitalized software (net of accumulated depreciation of $246,406 and $375,656 as of June 30, 2018 and December 31, 2017, respectively)	129,242	137,018
Goodwill	836,583	844,883
Intangibles (net of accumulated amortization of $137,084 and $123,408 as of June 30, 2018 and December 31, 2017, respectively)	97,549	111,224
Deferred tax assets	181,359	125,760
Assets of business held for sale	—	55,070
Other assets ($43,186 and $98,364, at fair value, as of June 30, 2018 and December 31, 2017, respectively)	219,023	357,352
Total assets	$7,171,163	$7,320,006

Liabilities and equity
Liabilities
Short-term borrowings	$44,006	$27,883
Securities loaned	788,843	754,687
Securities sold under agreements to repurchase	279,760	390,642
Payables to broker dealers and clearing organizations	747,613	716,205
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,406,364	2,384,598
Tax receivable agreement obligations	211,623	147,040
Accounts payable and accrued expenses and other liabilities	235,580	358,825
Long-term borrowings	1,015,748	1,388,548
Total liabilities	$5,729,537	$6,168,428

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 109,086,092 and 90,415,532 shares, Outstanding — 106,907,321 and 89,798,609 shares at June 30, 2018 and December 31, 2017, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2018 and December 31, 2017, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 14,331,267 and 17,880,239 shares at June 30, 2018 and December 31, 2017, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 69,091,740 and 79,610,490 shares at June 30, 2018 and December 31, 2017, respectively	1	1
Treasury stock, at cost, 2,178,771 and 616,923 shares at June 30, 2018 and December 31, 2017, respectively	(55,005)	(11,041)
Additional paid-in capital	995,084	900,746
Retained earnings (accumulated deficit)	89,521	(62,129)
Accumulated other comprehensive income	1,097	2,991
Total Virtu Financial Inc. stockholders' equity	$1,030,699	$830,569
Noncontrolling interest	410,927	321,009
Total equity	$1,441,626	$1,151,578

Total liabilities and equity	$7,171,163	$7,320,006
See accompanying notes to the condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenues:
Trading income, net	$258,593	$136,163	$664,755	$275,737
Interest and dividends income	21,937	5,629	39,886	10,503
Commissions, net and technology services	46,565	3,107	100,409	5,886
Other, net	1,031	(11)	338,129	49
Total revenue	328,126	144,888	1,143,179	292,175

Operating Expenses:
Brokerage, exchange and clearance fees, net	73,318	52,899	161,141	105,669
Communication and data processing	48,791	18,985	98,277	37,192
Employee compensation and payroll taxes	41,226	17,365	105,896	38,712
Payments for order flow	15,842	—	32,098	—
Interest and dividends expense	35,009	14,934	68,633	27,214
Operations and administrative	16,610	6,770	36,416	11,616
Depreciation and amortization	16,194	6,798	31,546	13,555
Amortization of purchased intangibles and acquired capitalized software	6,838	53	13,675	106
Termination of office leases	1,777	—	21,860	—
Debt issue cost related to debt refinancing	2,359	4,482	8,380	4,482
Transaction advisory fees and expenses	1,750	8,511	9,246	8,643
Charges related to share based compensation at IPO	10	179	24	364
Financing interest expense on long-term borrowings	18,780	8,720	37,827	15,548
Total operating expenses	278,504	139,696	625,019	263,101
Income before income taxes and noncontrolling interest	49,622	5,192	518,160	29,074
Provision for income taxes	3,000	779	61,515	3,587
Net income	46,622	4,413	456,645	25,487
Noncontrolling interest	(21,413)	(3,512)	(256,684)	(20,006)

Net income available for common stockholders	$25,209	$901	$199,961	$5,481

Earnings per share
Basic	$0.25	0.01	2.06	0.11
Diluted	$0.24	0.01	2.02	0.11

Weighted average common shares outstanding
Basic	99,542,659	40,814,214	95,124,675	40,607,791
Diluted	101,619,651	40,814,214	97,155,104	40,607,791

Net income	$46,622	$4,413	$456,645	$25,487
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(5,576)	4,852	(3,047)	5,637
Comprehensive income	41,046	9,265	453,598	31,124
Less: Comprehensive income attributable to noncontrolling interest	(18,972)	(6,901)	(255,531)	(23,945)
Comprehensive income attributable to common stockholders	$22,074	$2,364	$198,067	$7,179

See accompanying notes to the condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (unaudited)
Six Months Ended June 30, 2018 and 2017

(in thousands, except share and interest data)	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	594,536	—	—	—	—	—	—	—	22,643	—	—	22,643	—	22,643
Repurchase of Class C common stock	—	—	(40,755)	—	—	—	—	—	(1,088)	—	—	(1,088)	—	(1,088)
Treasury stock purchases	—	—	—	—	—	—	(1,561,848)	(43,964)	—	—	—	(43,964)	—	(43,964)
Stock option exercised	4,049,057	—	—	—	—	—	—	—	76,932	—	—	76,932	—	76,932
Net income	—	—	—	—	—	—	—	—	—	199,961	—	199,961	256,684	456,645
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,894)	(1,894)	(1,153)	(3,047)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(165,613)	(165,613)
Dividends	—	—	—	—	—	—	—	—	—	(48,311)	—	(48,311)	—	(48,311)
Issuance of common stock in connection with employee exchanges	3,508,217	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(710)	—	—	(710)	—	(710)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(3,508,217)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(3,439)	—	—	(3,439)	—	(3,439)
Balance at June 30, 2018	109,086,092	$1	14,331,267	$—	69,091,740	$1	(2,178,771)	$(55,005)	$995,084	$89,521	$1,097	$1,030,699	$410,927	$1,441,626

Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	—	—	(12,721)	—	—	—	—	—	8,536	—	—	8,536	—	8,536
Repurchase of Class C common stock	—	—	(32,789)	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	—	—	(441)	—	—	(441)	—	(441)
Net income	—	—	—	—	—	—	—	—	—	5,481	—	5,481	20,006	25,487
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,698	1,698	3,939	5,637
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,076)	(37,076)
Dividends	—	—	—	—	—	—	—	—	—	(20,278)	—	(20,278)	—	(20,278)
Issuance of common stock in connection with employee exchanges	991,306	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(991,306)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,204	—	—	1,204	—	1,204
Balance at June 30, 2017	41,427,886	$—	18,773,891	$—	79,610,490	$1	(453,066)	$(8,358)	$164,835	$(16,051)	$1,446	$141,873	$375,608	$517,481
See accompanying notes to the condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net Income	$456,645	$25,487

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,546	13,555
Amortization of purchased intangibles and acquired capitalized software	13,675	106
Debt issue cost related to debt refinancing	8,380	4,482
Amortization of debt issuance costs and deferred financing fees	5,427	653
Termination of office leases	21,860	—
Share based compensation	14,751	7,249
Reserve for legal matters	400	(2,176)
Write-down of assets	2,697	544
Connectivity early termination	7,062	—
Deferred taxes	5,546	4,028
Gain on sale of BondPoint	(337,550)	—
Other	765	(564)
Changes in operating assets and liabilities:
Securities borrowed	254,000	(65,214)
Securities purchased under agreements to resell	(5,163)	—
Receivables from broker dealers and clearing organizations	(79,904)	63,360
Trading assets, at fair value	(60,461)	437,295
Other assets	136,833	(1,291)
Securities loaned	34,156	122,981
Securities sold under agreements to repurchase	(110,882)	—
Payables to broker dealers and clearing organizations	31,408	(298,074)
Trading liabilities, at fair value	21,766	(240,145)
Accounts payable and accrued expenses and other liabilities	(142,660)	10,117
Net cash provided by operating activities	310,297	82,393

Cash flows from investing activities
Development of capitalized software	(12,891)	(3,173)
Acquisition of property and equipment	(13,593)	(6,997)
Proceeds from sale of BondPoint	400,192	—
Acquisition of Teza Technologies	—	(5,704)
Net cash provided by (used in) investing activities	373,708	(15,874)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(165,612)	(37,076)
Dividends	(48,311)	(20,278)
Repurchase of Class C common stock	(1,088)	—
Purchase of treasury stock	(43,964)	—
Stock option exercised	76,932	—
Short-term borrowings, net	15,000	(12,000)
Proceeds from long-term borrowings	—	1,115,036
Payments on repurchase of non-voting common interest	—	(1,441)
Repayment of senior secured credit facility	(384,846)	(6,473)
Tax receivable agreement obligations	—	(7,045)
Debt issuance costs	(1,179)	—
Issuance of common stock in connection with secondary offering, net of offering costs	(710)	—
Net cash provided by (used in) financing activities	(553,778)	1,030,723

Effect of exchange rate changes on cash and cash equivalents	(3,047)	5,637

Net increase in cash and cash equivalents	127,180	1,102,879
Cash and cash equivalents beginning of period	532,887	181,415

Cash and cash equivalents, end of period	$660,067	$1,284,294

Supplementary disclosure of cash flow information
Cash paid for interest	$65,063	$35,418
Cash paid for taxes	77,021	4,584

Non-cash investing activities
Share based compensation to developers relating to capitalized software	1,325	1,328
Non-cash financing activities
Tax receivable agreement described in Note 6	$(3,439)	$—
Secondary offerings described in Note 16	—	—

See accompanying notes to the condensed consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements  (unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. As of June 30, 2018, VFI owned approximately 56.6% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

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

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”) . Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company. See Note 3 “Acquisition of KCG Holdings Inc.” for further details.

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), Virtu Americas LLC (“VAL”), and Virtu Financial Capital Markets LLC (“VFCM”, collectively with VFBD and VAL, the "broker-dealers"), which are self-clearing U.S. broker-dealers. Other principal subsidiaries include Virtu Financial Global Markets LLC (“VFGM”), a U.S. trading entity focused on futures and currencies; Virtu Financial Ireland Limited (“VFIL”), formed in Ireland; Virtu Financial Asia Pty Ltd (“VFAP”), formed in Australia; and Virtu Financial Singapore Pte. Ltd. (“VFSing”), formed in Singapore, each of which are trading entities focused on asset classes in their respective geographic regions.

On January 2, 2018, the Company completed the sale of its fixed income trading venue, BondPoint, to Intercontinental Exchange (“ICE”) for total gross proceeds of $400.2 million. See Note 4 "Sale of BondPoint" for further details.

Prior to the Acquisition of KCG, the Company was managed and operated as one business, under one operating segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate.  See Note 19 "Geographic Information and Business Segments" for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

These condensed consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The condensed consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. The Company operates and controls all business and affairs of Virtu Financial and its operating subsidiaries indirectly through its equity interest in Virtu Financial.

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

As discussed in Note 3 “Acquisition of KCG Holdings Inc.”, the Company has accounted for the acquisition of KCG under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition reflect KCG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the three and six months ended June 30, 2017 comprise solely the results of the Company.
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

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

In a repurchase agreement, securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at contract value, plus accrued interest, which approximates fair value. It is the Company's policy that its custodian take possession of the underlying collateral securities with a fair value approximately equal to the principal amount of the repurchase transaction, including accrued interest. For reverse repurchase agreements, the Company typically requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition. To ensure that the fair value of the underlying collateral remains sufficient, the collateral is valued daily with additional collateral obtained or excess collateral returned, as permitted under contractual provisions. The Company does not net securities purchased under agreements to resell transactions with securities sold under agreements to repurchase transactions entered into with the same counterparty.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. As of June 30, 2018 and December 31, 2017, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net by counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Derivative Instruments

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, are carried at fair value, and include futures, forward contracts, and options. Gains or losses on these derivative instruments are recognized currently within trading income, net in the condensed consolidated statement of comprehensive income. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies, which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Public Law No. 115-97, commonly referred to as The Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly changes how the U.S. federal government taxes corporations and requires significant judgments to be made in interpretation of its provisions and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. Based on our analysis of the 2017 Tax Act, which includes collecting and preparing necessary data, and interpreting any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. See Note 14 “Income Taxes”.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG.  Upon the Merger, KCG was required to relinquish their ownership in the JV.  As of June 30, 2018, each of the remaining parties owns approximately 11% of the voting shares and 11% of the equity of this JV. In addition, as a result of the Acquisition of KCG, the Company owns 50% of the voting shares and 50% of the equity of another JV. These two JVs build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. The JVs meet the criteria to be considered VIEs.

In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in and does not consolidate the JVs. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the condensed consolidated statements of comprehensive income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at June 30, 2018:

	Carrying Amount		Maximum Exposure to loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,472	$—	$18,472	$49,834

The following table presents the Company’s nonconsolidated VIEs at December 31, 2017:

	Carrying Amount		Maximum Exposure to loss	VIE's assets
(in thousands)	Asset	Liability
Equity investment	$18,799	$—	$18,799	$41,936

Accounting Pronouncements, Recently Adopted

Revenue Recognition - In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-9, Revenue from Contracts with Customers. ASU 2014-9 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-9 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company adopted the new revenue standard on January 1, 2018 by applying the modified retrospective method, which did not result in a transition adjustment. The new standard does not apply to revenue associated with financial instruments that are accounted for under other U.S. GAAP, and as a result, did not have a material impact on the Company’s condensed consolidated financial statements, which are most closely associated with financial instruments, including trading income, net, and interest and dividends income. The new revenue standard primarily impacts revenues from technology services, commissions and soft-dollar arrangements generated by execution services. The additional disclosures required by the new standard have been included in Note 13 "Revenues from Contracts with Customers".

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU affects the accounting for equity investments, financial liabilities under fair value option and presentation and disclosure requirements of financial instruments. The new ASU affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. The Company does not currently classify any equity securities as available for sale, and it does not apply the fair value option to its own debt issuances. The

Company has adopted this ASU as of January 1, 2018, and it did not have a material impact on its condensed consolidated financial statements.

Income Taxes – In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 749): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires the reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transactions are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The ASU is effective for reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018, and it did not have a material impact on its condensed consolidated financial statements.

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

Accounting Pronouncements, Not Yet Adopted as of June 30, 2018

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of the future lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The Company's implementation effort is ongoing, and it will adopt this ASU on January 1, 2019. The Company is not anticipating recognizing lease assets and lease liabilities for leases with a determined lease term of twelve months or less. Upon adoption of this ASU, the Company expects to report grossed up assets and liabilities on its condensed consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to certain equipment under non-cancelable operating lease agreements and long-term occupancy operating leases, which currently are not reflected in its condensed consolidated statement of financial condition.

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

Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, with the objective of conforming the accounting for share-based awards to non-employees to the accounting for awards granted to employees. Previously, non-employee awards were measured at the vesting date, rather than the grant date, which effectively required the awards to be marked to market until the award vested. Under the new ASU, companies will be required to measure non-employee awards at the fair value of the instruments issued at the grant date. Entities will also be able to consider the probability of the recipient satisfying any performance conditions. The ASU is effective for periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not currently make share-based awards to non-employees, and does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

3. Acquisition of KCG Holdings, Inc.

As of the Closing Date of the Acquisition of KCG, each of KCG’s issued and outstanding shares of Class A common stock, par value $0.01 per share was cancelled and extinguished and converted into the right to receive $20.00 in cash, without interest, less any applicable withholding taxes.
On the Closing Date, and in connection with the financing of the Acquisition of KCG, as described in Note 10 "Borrowings", the Company issued to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), 6,346,155 shares of the Company’s Class A common stock, pursuant to the investment agreement with Aranda (as amended, the “Aranda Investment Agreement”) for an aggregate purchase price of approximately $99.0 million. On August 10, 2017, the Company issued an additional 1,666,666 shares of its Class A common stock for an aggregate purchase price of $26.0 million (collectively, the “Temasek Investment”).
On the Closing Date, and in connection with the financing of the Acquisition of KCG, the Company issued to North Island Holdings I, LP (“NIH”) 39,725,979 shares of the Company’s Class A common stock for an aggregate purchase price of approximately $613.5 million. On August 10, 2017 the Company issued an additional 338,124 shares of its Class A common stock for an aggregate purchase price of $5.2 million (collectively, the “NIH Investment”). In connection with the Temasek Investment and NIH Investment, the Company incurred approximately $7.8 million in fees which were recorded as a reduction to additional paid-in capital.
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
Accounting treatment of the Acquisition
The Acquisition has been accounted for as a purchase of KCG by the Company, pursuant to provisions of ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. These fair values were determined with the assistance of third party valuation professionals.  The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition reflect KCG’s and the Company's balances and reflect the impact of purchase accounting adjustments.
Purchase price and goodwill
The aggregate cash purchase price of $1.4 billion was determined as the sum of the fair value, at $20.00 per share, of KCG shares and warrants outstanding to former KCG stockholders at closing and the fair value of KCG employee stock based awards that were outstanding, and which vested at the Closing Date.
The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the Closing Date of the Acquisition. Although the Company has substantially completed its analysis to record the allocation of the purchase price to the KCG acquired assets and liabilities, the allocation of the purchase price may be modified over the measurement period, which does not exceed twelve months from the Closing Date, as more information is obtained about the fair values of assets acquired and liabilities assumed. Adjustments to the provisional values during the measurement period were recorded in the reporting period in which the adjustment amounts were determined. No further adjustments to the provisional values remain. The Company engaged third party specialists for the purchase price allocation.

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
The Company recorded net deferred tax assets of $23.9 million with respect to recording KCG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the Acquisition of KCG, as described in Note 14 "Income Taxes".

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
As of December 31, 2017, the Company transferred the carrying value of BondPoint to assets held for sale; refer to Note 4 “Business held for sale” in the 2017 Form 10-K. On January 2, 2018, the Company completed the sale of BondPoint to Intercontinental Exchange for total gross proceeds of $400.2 million in cash. The Company incurred one-time transaction costs of $8.5 million, which include professional fees of $7.1 million related to the sale and $1.4 million of compensation expense, which is recorded in Transaction advisory fees and expenses and Employee compensation and payroll taxes, respectively, on the condensed consolidated statement of comprehensive income. The Company recognized a gain on sale of $337.6 million, which is recorded in Other, net on the condensed consolidated statement of comprehensive income for the six months ended June 30, 2018.

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousand)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income before income taxes and noncontrolling interest	$49,622	$5,192	518,160	29,074
Provision for income taxes	3,000	779	61,515	3,587
Net income	46,622	4,413	456,645	25,487

Noncontrolling interest	(21,413)	(3,512)	(256,684)	(20,006)

Net income available for common stockholders	$25,209	$901	$199,961	$5,481

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2018	2017	2018	2017
Basic earnings per share:
Net income available for common stockholders	$25,209	$901	$199,961	$5,481

Less: Dividends and undistributed earnings allocated to participating securities	(443)	(330)	(3,611)	(683)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	24,766	571	196,350	4,798

Weighted average shares of common stock outstanding:
Class A	99,542,659	40,814,214	95,124,675	40,607,791

Basic Earnings per share	$0.25	$0.01	$2.06	$0.11

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2018	2017	2018	2017
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$24,766	$571	$196,350	$4,798

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	99,542,659	40,814,214	95,124,675	40,607,791
Issuable pursuant to 2015 Management Incentive Plan (1)	2,076,992	—	2,030,429	—
	101,619,651	40,814,214	97,155,104	40,607,791

Diluted Earnings per share	$0.24	$0.01	$2.02	$0.11

(1)	The dilutive impact of unexercised stock options excludes from the computation of EPS 1,047,193 and 912,157 options for the three and six months ended June 30, 2017, respectively.
6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu pre-IPO equityholders ("Virtu Members") that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017.
 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the secondary offerings completed in September 2016, November 2015, and May 2018 (the “Secondary Offerings”). Payments to certain Virtu Members in respect of the purchases are expected to range from approximately $3.6 million to $16.0 million per year over the next 15 years. The corresponding deduction to additional paid-in capital was approximately $16.4 million for the difference between the tax receivable agreements liability and the related deferred tax asset.
In connection with the May 2018 secondary offering, as described in Note 16 "Capital Structure", the Company recorded an additional deferred tax asset of $61.1 million and payment liability pursuant to the tax receivable agreements of $64.6 million, with the $3.5 million difference recorded as a decrease to additional paid-in capital.
 As a result of the reduction in the U.S. corporate income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of June 30, 2018 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.
The 2017 Tax Act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 as further described in Note 14 "Income Taxes".  As a result, at December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million. As further described in Note 14 "Income Taxes", the Company also recorded a reduction of its deferred tax assets, including deferred tax assets relating to the deferred tax assets described above. At June 30, 2018 and December 31, 2017, the Company’s remaining deferred tax assets were approximately $157.1 million and $101.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements are approximately $211.6 million and $147.0 million, respectively.
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
7. Goodwill and Intangible Assets
Prior to the Acquisition, the Company was managed and operated as one business, and accordingly, operated under one operating segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.
The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2017	$755,292	$89,591	$—	$844,883
Goodwill adjustment allocated to BondPoint	—	(8,300)	—	(8,300)
Balance as of June 30, 2018	$755,292	$81,291	$—	$836,583

As of June 30, 2018 and December 31, 2017, the Company’s total amount of goodwill recorded was $836.6 million and $844.9 million, respectively. As described in Note 4 "Sale of BondPoint", the Company allocated $8.3 million of goodwill to BondPoint as part of the sale. No goodwill impairment was recognized in the six months ended June 30, 2018 and 2017.

Acquired intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	612	338		9
ETF buyer relationships	950	612	338		9
Leases	1,800	697	1,103		3
FCC licenses	200	33	167		7
Technology	60,000	20,450	39,550	1	to	6
Customer relationships	49,000	3,864	45,136		12
Favorable occupancy leases	5,895	816	5,079	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$234,633	$137,084	$97,549

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	559	391		9
ETF buyer relationships	950	559	390		9
Leases	1,800	397	1,403		3
FCC licenses	200	19	181		7
Technology	60,000	9,644	50,356	1	to	6
Customer relationships	49,000	1,822	47,178		12
Favorable occupancy leases	5,895	408	5,487	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$234,633	$123,408	$111,224

Amortization expense relating to finite-lived intangible assets was approximately $6.8 million and $0.05 million for the three months ended June 30, 2018, and 2017, respectively, and approximately $13.7 million and $0.1 million for the six months ended June 30, 2018 and 2017. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.
8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Assets
Due from prime brokers	$379,881	$219,573
Deposits with clearing organizations	114,200	112,847
Net equity with futures commission merchants	222,831	203,711
Unsettled trades with clearing organization	173,931	173,778
Securities failed to deliver	152,226	248,088
Commissions and fees	8,853	14,021
Total receivables from broker-dealers and clearing organizations	$1,051,922	$972,018
Liabilities
Due to prime brokers	$285,387	$197,439
Net equity with futures commission merchants	36,118	44,526
Unsettled trades with clearing organization	419,639	420,029
Securities failed to receive	3,876	51,143
Commissions and fees	2,593	3,068
Total payables to broker-dealers and clearing organizations	$747,613	$716,205
Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 "Borrowings") of approximately $119.8 million and $205.7 million as of June 30, 2018 and December 31, 2017, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.
9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2018 and December 31, 2017, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at June 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Securities received as collateral:
Securities borrowed	$1,166,539	$1,415,793
Securities purchased under agreements to resell	5,163	—
	$1,171,702	$1,415,793

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Equities	$511,520	$586,251
U.S. and Non-U.S. government obligations	7,014	99
Exchange traded notes	29,664	8,693
	$548,198	$595,043
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

On November 3, 2017, the Company entered the second credit facility (“Revolving Credit Facility”) with the same financial institution for an aggregated borrowing limit of $500.0 million. The Revolving Credit Facility consists two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the NSCC. Each of the three broker-dealers has a sublimit under Borrowing Base A Loan, from $25 million to $500 million, which bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Two out of the three broker-dealers have a sublimit under Borrowing Base B Loan, from $40 million to $100 million, which bears interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable:

	At June 30, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.91%	$200,000	$40,000	$(1,330)	$38,670
Revolving credit facility	3.34%	500,000	7,000	(1,664)	5,336
		$700,000	$47,000	$(2,994)	$44,006

	At December 31, 2017
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.42%	$150,000	$25,000	$—	$25,000
Revolving credit facility	2.81%	500,000	7,000	(4,117)	2,883
		$650,000	$32,000	$(4,117)	$27,883

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Broker-dealer credit facilities:
Uncommitted facility	$584	$516	$1,030	$930
Committed facility (1)	—	24	—	31
Revolving credit facility	54	—	152	—
	$638	$540	$1,182	$961

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

	At June 30, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	4.62%	$566,000	$119,849
		$566,000	$119,849

	At December 31, 2017
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	3.86%	$543,000	$205,677
		$543,000	$205,677

(2)   Outstanding borrowings were included with receivable from/ payable to broker-dealers and clearing organization within the condensed consolidated statements of financial condition.

Interest expense in relation to the facilities was approximately $1.9 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $3.4 million for the six months ended June 30, 2018, and 2017.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Agreement	December 2021	5.56%	$515,154	$(500)	$(10,084)	$504,570
Senior secured Second Lien Notes	June 2022	6.75%	500,000	—	(20,386)	479,614
SBI bonds	January 2020	5.00%	31,600	—	(36)	31,564
			$1,046,754	$(500)	$(30,506)	$1,015,748

		At December 31, 2017
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restate Credit Agreement	December 2021	5.13%	$900,000	$(999)	$(18,504)	$880,497
Senior secured Second Lien Notes	June 2022	6.75%	500,000	—	(22,961)	477,039
SBI bonds	January 2020	5.00%	31,059	—	(47)	31,012
			$1,431,059	$(999)	$(41,512)	$1,388,548

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
For the six months ended June 30, 2018, $384.8 million of prepayments were made under the Fourth Amended and Restated Credit Agreement, for an aggregate total of $634.8 million of principal prepayments under the Term Loan Facility since its closing. VFH also entered into a repricing transaction during January 2018 to reprice the senior secured term loans under the Fourth Amended and Restated Credit Agreement at LIBOR plus 3.25%. In connection with the debt refinancing and the debt prepayment, the Company accelerated approximately $8.4 million for unamortized financing costs incurred that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, which is included within debt issue cost related to debt refinancing in the consolidated statements of comprehensive income.
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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial assets and liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($31.6 million) as of June 30, 2018 and ¥3.5 billion ($31.0 million) as of December 31, 2017. The Company recorded a gain of $1.4 million and a loss of $0.5 million due to the change in currency rates during the three and six months ended June 30, 2018, and losses of $1.5 million and $1.2 million during the three and six months ended June 30, 2017, respectively.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	June 30, 2018
2018	$—
2019	—
2020	31,600
2021 and thereafter	1,015,154
Total principal of long-term borrowings	$1,046,754

11. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on the run U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain other financial instruments, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts and other U.S. and non-U.S. government obligations have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from broadly distributed bank and broker dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

As of June 30, 2017, the Company began pricing certain financial instruments held for trading at fair value based on theoretical prices, which can differ from quoted market prices. The theoretical prices reflect price adjustments primarily caused by the fact that the Company continuously prices its financial instruments based on all available information. This information includes prices for identical and near-identical positions, as well as the prices for securities underlying the Company’s positions, on other exchanges that are open after the exchange on which the financial instruments is traded closes. The Company validates that all price adjustments can be substantiated with market inputs and checks the theoretical prices independently. Consequently, such financial instruments are classified as Level 2. The Company concluded that this is a change in accounting estimate and no retrospective adjustments were necessary.

There were no transfers of financial instruments between levels during the three and six months ended June 30, 2018 and 2017.

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2018:

	June 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$740,499	$1,292,836	$—	$—	$2,033,335
U.S. and Non-U.S. government obligations	38,328	29,931	—	—	68,259
Corporate Bonds	—	49,603	—	—	49,603
Exchange traded notes	23,382	46,875	—	—	70,257
Currency forwards	—	2,738,534	—	(2,735,726)	2,808
Options	623	—	—	—	623
	802,832	4,157,779	—	(2,735,726)	2,224,885

Financial instruments owned, pledged as collateral:
Equity securities	$375,382	$136,138	$—	$—	$511,520
U.S. and Non-U.S. government obligations	7,014	—	—	—	7,014
Exchange traded notes	19,986	9,678	—	—	29,664
	402,382	145,816	—	—	548,198

Other Assets
Equity investment	$—	$—	$41,093	$—	$41,093
Exchange stock	2,093	—	—	—	2,093
	2,093	—	41,093	—	43,186

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,196,052	$1,048,977	$—	$—	$2,245,029
U.S. and Non-U.S. government obligations	35,874	23,861	—	—	59,735
Corporate Bonds	—	36,503	—	—	36,503
Exchange traded notes	950	47,078	—	—	48,028
Currency forwards	—	2,729,850	—	(2,713,346)	16,504
Options	565	—	—	—	565
	$1,233,441	$3,886,269	$—	$(2,713,346)	$2,406,364

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2017:

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$758,596	$1,167,995	$—	$—	$1,926,591
Non-U.S. government obligations	5,968	16,815	—	—	22,783
Corporate Bonds	—	60,975	—	—	60,975
Exchange traded notes	13,576	68,819	—	—	82,395
Currency forwards	—	2,045,487	—	(2,027,697)	17,790
Options	7,045	—	—	—	7,045
	$785,185	$3,360,091	$—	$(2,027,697)	$2,117,579
Financial instruments owned, pledged as collateral:
Equity securities	$410,670	$175,581	$—	$—	$586,251
U.S. and Non-U.S. government obligations	99	—	—	—	99
Exchange traded notes	82	8,611	—	—	8,693
	$410,851	$184,192	$—	$—	$595,043
Other Assets
Equity investment	$—	$—	$40,588	$—	$40,588
Exchange stock	1,952	—	—	—	1,952
Other(1)	—	55,824	—	—	55,824
	$1,952	$55,824	$40,588	$—	$98,364
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$847,816	$1,355,616	$—	$—	$2,203,432
Exchange traded notes	1,514	54,248	—	—	55,762
Currency forwards	—	2,032,017	—	(2,024,991)	7,026
Options	5,839	—	—	—	5,839
	$874,109	$3,535,480	$—	$(2,024,991)	$2,384,598
(1) Other primarily consists of a $55.8 million receivable from Bats related to the sale of KCG Hotspot.

SBI Investment

As of June 30, 2018, the fair value of SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 14x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at June 30, 2018 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in other, net in the condensed consolidated statements of comprehensive income

Receivable from Bats Global Markets, Inc. (“Bats”)

In March 2015, KCG sold KCG Hotspot, an institutional spot foreign exchange electronic communications networks (“ECN”), to Bats, which is now a subsidiary of CBOE Holdings, Inc. KCG and Bats agreed to share certain tax benefits, which comprise a $50.0 million payment and an annual payment of up to $6.6 million, both of which were paid to the Company in April 2018.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2018:

	June 30, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$660,067	$660,067	$660,067	$—	$—
Securities borrowed	1,217,172	1,217,172	—	1,217,172	—
Securities purchased under agreements to resell	5,163	5,163	—	5,163	—
Receivables from broker dealers and clearing organizations	1,051,922	1,051,922	136,150	915,772	—
Total Assets	$2,934,324	$2,934,324	$796,217	$2,138,107	$—

Liabilities
Short-term borrowings	$44,006	$44,006	$—	$44,006	$—
Long-term borrowings	1,015,747	1,068,577	—	1,068,577	—
Securities loaned	788,843	788,843	—	788,843	—
Securities sold under agreements to repurchase	279,760	279,760	—	279,760	—
Payables to broker dealer and clearing organizations	747,613	747,613	261,652	485,961	—
Total Liabilities	$2,875,969	$2,928,799	$261,652	$2,667,147	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2017:

	December 31, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$532,887	$532,887	$532,887	$—	$—
Securities borrowed	1,471,172	1,471,172	—	1,471,172	—
Receivables from broker dealers and clearing organizations	972,018	972,018	36,513	935,505	—
Total Assets	$2,976,077	$2,976,077	$569,400	$2,406,677	$—

Liabilities
Short-term borrowings	$27,883	$27,883	$—	$27,883	$—
Long-term borrowings	1,388,548	1,465,489	—	1,465,489	—
Securities loaned	754,687	754,687	—	754,687	—
Securities sold under agreements to repurchase	390,642	390,642	—	390,642	—
Payables to broker dealer and clearing organizations	716,205	716,205	2,925	713,280	—
Total Liabilities	$3,277,965	$3,354,906	$2,925	$3,351,981	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Six Months Ended June 30, 2018
(in thousands)	December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	June 30, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$505	$—	$—	$41,093	$505
Total	$40,588	$—	$505	$—	$—	$41,093	$505

	Six Months Ended June 30, 2017
(in thousands)	December 31, 2016	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	June 30, 2017	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2017
Assets
Other assets:
Equity investment	$36,031	$—	$1,266	$—	$—	$37,297	$1,266
Total	$36,031	$—	$1,266	$—	$—	$37,297	$1,266

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,217,172	$—	$1,217,172	$(1,169,881)	$(7,842)	$39,449
Securities purchased under agreements to resell	5,163	—	5,163	(5,139)	(24)	—
Trading assets, at fair value:
Currency forwards	2,738,534	(2,735,726)	2,808	—	—	2,808
Options	623	—	623	(571)	—	52
Total	$3,961,492	$(2,735,726)	$1,225,766	$(1,175,591)	$(7,866)	$42,309

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$788,843	$—	$788,843	$(776,465)	$(6,886)	$5,492
Securities sold under agreements to repurchase	279,760	—	279,760	(279,650)	(24)	86
Trading liabilities, at fair value:
Currency forwards	2,729,850	(2,713,346)	16,504	—		16,504
Options	565	—	565	(346)	(219)	—
Total	$3,799,018	$(2,713,346)	$1,085,672	$(1,056,461)	$(7,129)	$22,082

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,471,172	$—	$1,471,172	$(1,418,672)	$(13,318)	$39,182
Trading assets, at fair value:
Currency forwards	2,045,487	(2,027,697)	17,790	—	—	17,790
Options	7,045	—	7,045	(45)	—	7,000
Total	$3,523,704	$(2,027,697)	$1,496,007	$(1,418,717)	$(13,318)	$63,972

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$754,687	$—	$754,687	$(737,731)	$(10,776)	$6,180
Securities sold under agreements to repurchase	390,642	—	390,642	(390,642)	—	—
Trading liabilities, at fair value:
Currency forwards	2,032,017	(2,024,991)	7,026	—		7,026
Options	5,839	—	5,839	(56)	—	5,783
Total	$3,183,185	$(2,024,991)	$1,158,194	$(1,128,429)	$(10,776)	$18,989

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged.

	June 30, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Repurchase agreements:
Equity securities	$—	$—	$90,000	$160,000	$250,000
U.S. and Non-U.S. government obligations	29,760	—	—	—	29,760
Total	$29,760	$—	$90,000	$160,000	$279,760

Securities lending transactions:
Equity securities	$788,843	$—	$—	$—	$788,843
Total	$788,843	$—	$—	$—	$788,843

	December 31, 2017
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Repurchase agreements:
Equity securities	$—	$100,000	$90,000	$200,000	$390,000
U.S. and Non-U.S. government obligations	642	—	—	—	642
Total	$642	$100,000	$90,000	$200,000	$390,642

Securities lending transactions:
Equity securities	$754,687	$—	$—	$—	$754,687
Total	$754,687	$—	$—	$—	$754,687

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2018 and December 31, 2017:

(in thousands)		June 30, 2018		December 31, 2017
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker dealers and clearing organizations	$(5,833)	$1,830,217	$(505)	$1,985,770
Commodity futures	Receivables from broker dealers and clearing organizations	161,214	14,952,832	971	21,231,001
Currency futures	Receivables from broker dealers and clearing organizations	7,786	2,266,166	26,548	3,994,412
Fixed income futures	Receivables from broker dealers and clearing organizations	45	8,457	73	44,395
Options	Financial instruments owned	623	59,868	7,045	682,369
Currency forwards	Financial instruments owned	2,738,528	186,016,409	2,045,487	124,000,221

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker dealers and clearing organizations	$4,824	$91,663	$(575)	$142,658
Commodity futures	Payables to broker dealers and clearing organizations	(265,915)	6,489,029	(1,602)	130,042
Currency futures	Payables to broker dealers and clearing organizations	769	1,742,179	(13,947)	7,756,958

Fixed income futures	Payables to broker dealers and clearing organizations	(55)	45,646	(1)	2,584
Options	Financial instruments sold, not yet purchased	565	57,021	5,839	681,147
Currency forwards	Financial instruments sold, not yet purchased	2,729,850	186,012,070	2,032,017	123,993,234

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	6	13,994	(514)	16,115

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instrument under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2018	2017	2018	2017
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$6,909	$49,188	$(429,506)	$214,777
Currency forwards	Trading income, net	110,828	45,565	196,588	(5,816)
Options	Trading income, net	(9,837)	(2)	(8,736)	(1)
		$107,900	$94,751	$(241,654)	$208,960

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$6	$—	$156	$—
13. Revenues from Contracts with Customers

Revenue Recognition
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
The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the elements of the Company’s condensed consolidated statement of comprehensive income most closely associated with financial instruments, including trading income, net and interest and dividend income. The new standard primarily impacts the presentation of the following revenue streams:

•
Commissions, net. The Company earns commission revenue by acting as an agent on behalf of customers. The Company’s performance obligations consist of trade execution and clearing services and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date. Commission revenues are paid on settlement date; therefore, a receivable is recognized as of the trade date. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and technology services in the condensed consolidated statements of comprehensive income.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s reportable segments, as well as disaggregation of the Company’s revenues by services and geographic region, for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contract with Customers:
Commissions, net	$6,798	$37,447	$—	$44,245
Technology services	—	2,320	—	2,320
Total revenue from contract with customers	6,798	39,767	—	46,565

Other sources of revenue	280,897	1,007	(343)	281,561

Total Revenues	287,695	40,774	(343)	328,126

Timing of revenue recognition:
Services transferred at a point in time	287,695	38,454	(343)	325,806
Services transferred over time	—	2,320	—	2,320
Total Revenues	$287,695	$40,774	$(343)	$328,126

	Six Months Ended June 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contract with Customers:
Commissions, net	$15,299	$80,454	$—	$95,753
Technology services	—	4,656	—	4,656
Total revenue from contract with customers	15,299	85,110	—	100,409

Other sources of revenue	704,932	339,443	(1,605)	1,042,770

Total Revenues	720,231	424,553	(1,605)	1,143,179

Timing of revenue recognition:
Services transferred at a point in time	720,231	419,897	(1,605)	1,138,523
Services transferred over time	—	4,656	—	4,656
Total Revenues	$720,231	$424,553	$(1,605)	$1,143,179

Information on Remaining Performance Obligations and Revenue Recognized
As of June 30, 2018, the aggregate amount of the transaction price allocated to the performance obligations relating to Technology Services revenues that are unsatisfied (or partially unsatisfied) was not material.
Contract Assets and Contract Liabilities
The timing of the revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized prior to payment, and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received prior to the time at which the satisfaction of the service obligation occurs. We had receivables related to revenues from contracts with customers of $3.9 million and $7.1 million as of June 30, 2018 and December 31, 2017, respectively.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2018 and 2017, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes and effective tax rates were $3.0 million and 6.0%, and $0.8 million and 15.0% for the three months ended June 30, 2018 and 2017, respectively, and $61.5 million and 13.1%, and $3.6 million and 12.3% for the six months ended June 30, 2018 and 2017, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.
Included in Other assets on the condensed consolidated statements of financial condition at June 30, 2018 and December 31, 2017 are current income tax receivables of $40.9 million and $115.2 million, respectively. The balance at June 30, 2018 primarily comprises income taxes due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes, and the balance at December 31, 2017 primarily comprises the income tax benefit of KCG net operating losses that were generated prior to the Acquisition and are eligible to be carried back by the Company. Included in Accounts payable and accrued expenses and other liabilities on the condensed consolidated statements of financial condition at June 30, 2018 and December 31, 2017 are current tax liabilities of $8.3 million and $7.6 million, respectively. The balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.
Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (Note 6 "Tax Receivable Agreements") and the Acquisition of KCG (Note 3 "Acquisition of KCG Holdings, Inc."), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation and depreciation expenses in different time periods for book and income tax return purposes.
There are no expiration dates on the deferred tax assets. The Company’s deferred tax asset at June 30, 2018 and December 31, 2017 includes an alternative minimum tax credit carryforward of $0.6 million and $0.6 million, respectively, which can be either refunded over a period of years or applied against future income tax liability pursuant to the 2017 Tax Act. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at June 30, 2018 and December 31, 2017 of $231.8 million and $231.8 million, respectively, and has recorded a related deferred tax asset of $43.5 million and $43.5 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at June 30, 2018 and December 31, 2017 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2018 and December 31, 2017 because it is more likely than not that these deferred tax assets will be fully realized.
The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2018, the Company’s tax years for 2013 through 2017 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the Acquisition of KCG, the Company has assumed any KCG tax exposures. KCG is currently subject to U.S. federal income tax examinations for 2013 through 2017, and to non-U.S. income tax examinations for the tax years 2007 through 2017. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2017. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.
The 2017 Tax Act was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. The Company recorded a provisional deferred tax expense for the impact of the 2017 Tax Act of approximately $90.6 million, which is primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. During the first quarter of 2018, the Company did not make any adjustments due to the 2017 Tax Act. The Company expects to complete its analysis of the 2017 Tax Act by the third quarter of 2018, which is within the one-year measurement period prescribed by SEC Staff Accounting Bulletin No. 118. As the Company completes its analysis, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

15. Commitments, Contingencies and Guarantees

Legal Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time.  Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. However, it is the opinion of management, after consultation with legal counsel, that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company, although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage for potential claims, including securities actions, against the Company and its respective directors and officers.

In connection with the Acquisition of KCG, a previously filed complaint, which was initially captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-421-JTL and filed on behalf of a putative class in Delaware Chancery Court, was recaptioned Chester County Employees’ Retirement Fund v. KCG Holdings, Inc., et al., amended and refiled on February 14, 2018 to include claims for the alleged breach of fiduciary duties against former KCG board members, claims against each of Virtu and Jefferies for allegedly aiding and abetting the KCG board members’ alleged breaches of fiduciary duty and a claim against Virtu and Jefferies for alleged civil conspiracy. The amended complaint was again amended on July 16, 2018 with the filing of the Verified Second Amended Class Action Complaint (the “Second Amended Complaint”) to include additional factual allegations. No amount of damages is stated in the Second Amended Complaint, against which Virtu intends to defend vigorously.

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

The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules.  The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million). The Company has fully reserved for the monetary penalty as of June 30, 2018 and anticipates paying the fine during the year ended December 31, 2018.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations. The Company's maximum exposure under these arrangements is currently unknown, as any such exposure could relate to claims not yet brought or events which have not yet occurred. For example, in November 2013, KCG sold Urban Financial of America, LLC ("Urban"), the reverse mortgage origination and securitization business previously owned by Knight Capital Group, Inc., to an investor group now known as Finance of America Reverse , LLC ("FAR"). Pursuant to the terms of the Stock Purchase Agreement between KCG and FAR, Virtu has certain continuing obligations related to KCG's prior ownership of Urban and has been and, in the future may be, advised by FAR of potential claims thereunder.

Consistent with standard business practices in the normal course of business, the Company has provided general indemnifications to its managers, officers, directors, employees, and agents against expenses, legal fees, judgments, fines, settlements, and other amounts actually and reasonably incurred by such persons under certain circumstances as more fully disclosed in its operating agreement. The overall maximum amount of the obligations (if any) cannot reasonably be estimated as it will depend on the facts and circumstances that give rise to any future claims.
16. Capital Structure

The Company has four classes of authorized common stock. The Class A common stock and the Class C common stock have one vote per share. The Class B common stock and the Class D common stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. For details related to the Company's IPO and Reorganization Transactions and other public offerings, refer to Note 15 "Capital Structure" in the Company's 2017 Form 10-K.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into non-voting common interest units. As of June 30, 2018 and December 31, 2017, respectively, there were 9,342,136 and 12,301,067 non-voting common interest units outstanding, respectively, and 2,958,931 and 1,036,816 non-voting common interest units and corresponding Class C common stock were exchanged into Class A common stock, forfeited or repurchased during the six months ended June 30, 2018 and 2017, respectively.

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
Acquisition of KCG

On the Closing Date and in connection with the financing of the Acquisition of KCG, the Company issued 6,346,155 shares of the Company’s Class A common stock to Aranda for an aggregate purchase price of approximately $99.0 million and 39,725,979 shares of the Company Class A Common Stock to NIH for an aggregate purchase price of approximately $613.5 million.  On August 10, 2017, the Company issued an additional 1,666,666 shares of its Class A Common Stock for an aggregate purchase price of $26.0 million and an additional 338,124 shares of its Class A Common Stock for an aggregate purchase price of $5.2 million.  See Note 3 "Acquisition of KCG Holdings, Inc." for further details.

Share Repurchase Program

In February 2018, the Company's board of directors authorized a new share repurchase program of up to $50.0 million in Class A common stock and common units by March 31, 2019. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

As of June 30, 2018, the Company had repurchased 1,378,764 shares of its Class A common stock at an average price of $29.39 per share, or $40.5 million.

Secondary Offerings

In May 2018, the Company and certain selling stockholders completed a public offering (the “May 2018 Secondary Offering”) of 17,250,000 shares of its Class A common stock by the Company and certain selling stockholders at a purchase price per share of $27.16 (the offering price to the public of $28.00 per share minus the underwriters’ discount), which included the exercise in full by the underwriters of their option to purchase additional shares in the May 2018 Secondary Offering.  The Company sold 10,518,750 shares of its Class A common stock in the offering, the net proceeds of which were used to purchase an equivalent number of common interest units in Virtu Financial LLC and corresponding shares of Class D common stock from TJMT Holdings LLC pursuant to that certain Member Purchase Agreement, entered into on May 15, 2018 by and between the Company and TJMT Holdings LLC.  The selling stockholders sold 6,731,250 shares of Class A common stock in the May 2018 Secondary Offering, including 2,081,250 shares of Class A common stock issued by the Company upon the exercise of vested stock options.

Employee Exchanges

During the six months ended June 30, 2018 and 2017, respectively, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial common units, certain current and former employees elected to exchange 3,508,217 and 991,306 units, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A common stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition, the Company holds approximately 56.6% interest in Virtu Financial at June 30, 2018.
17. Share-based Compensation

 Pursuant to 2015 Management Incentive Plan as described in Note 16 "Capital Structure", and in connection with the IPO, non-qualified stock options to purchase shares of Class A common stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the six months ended June 30, 2018 and 2017:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(265,000)	—	—	—	—
At June 30, 2017	7,969,000	$19.00	7.80	3,984,500	$19.00

At December 31, 2017	7,783,000	$19.00	7.29	3,891,500	$19.00
Granted	—	—	—	—	—
Exercised	(4,049,058)	19.00	—	(4,049,058)	19.00
Forfeited or expired	(83,750)	—	—	—	—
At June 30, 2018	3,650,192	$19.00	6.80	1,779,442	$19.00

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

The Company recognized $1.5 million and $1.4 million for the three months ended June 30, 2018, and 2017, respectively, and $2.9 million and $2.8 million for the six months ended June 30, 2018, and 2017, respectively, of compensation expense in relation to the stock options issued and outstanding. As of June 30, 2018 and December 31, 2017, total unrecognized share-

based compensation expense related to unvested stock options was $4.5 million and $7.5 million, respectively, and these amounts are to be recognized over a weighted average period of 1.1 and 1.3 years, respectively.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described in Note 16 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A common stock and restricted stock units were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A common stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight line basis over the vesting period. For the three and six months ended June 30, 2018, there were 594,536 shares of immediately vested Class A common stock granted as part of 2017 year-end compensation, with a fair value of $11.3 million which was recorded as an increase to the condensed consolidated statements of changes in equity. In addition, the Company accrued compensation expense of $0.8 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $9.4 million for the six months ended June 30, 2018 and 2017, respectively, related to immediately vested Class A common stock expected to be awarded as part of year-end incentive compensation, which was included in employee compensation and payroll taxes on the condensed consolidated statements of comprehensive income and accounts payable and accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

The following table summarizes activity related to the RSUs:

	Number of Shares	Weighted Average Fair Value
At December 31, 2016	1,573,441	$18.28
Granted	—	—
Forfeited	(168,142)	18.52
Vested	—	—
At June 30, 2017	1,405,299	$18.28

At December 31, 2017	853,047	$17.94
Granted	1,070,917	20.93
Forfeited	(127,493)	18.30
Vested	—	—
At June 30, 2018	1,796,471	$19.70

The Company recognized $4.5 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and $8.4 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively, of compensation expense in relation to the restricted stock units. As of June 30, 2018 and December 31, 2017, total unrecognized share-based compensation expense related to unvested RSUs was $29.4 million and $14.3 million, respectively, and this amount is to be recognized over a weighted average period of 1.3 and 1.5 years, respectively.
18. Regulatory Requirement

As of June 30, 2018 and December 31, 2017, broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the three broker-dealers. Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, Virtu Financial Capital Markets LLC was also required to maintain $3.6 million and $4.1 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2018 and December 31, 2017, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the broker-dealer subsidiary is registered as the DMM.

The regulatory capital and regulatory capital requirements of these subsidiaries as of June 30, 2018 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$416,343	$1,000	$415,343
Virtu Financial BD LLC	80,552	1,000	79,552
Virtu Financial Capital Markets LLC	8,735	4,648	4,087

The regulatory capital and regulatory capital requirements of these subsidiaries as of December 31, 2017 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$379,875	$1,000	$378,875
Virtu Financial BD LLC	40,683	1,000	39,683
Virtu Financial Capital Markets LLC	8,308	5,114	3,194

19. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues:
United States	$277,263	$89,331	$1,020,414	$181,317
Ireland	24,601	33,004	38,624	61,255
United Kingdom	3,245	—	14,845	—
Singapore	22,626	22,602	68,837	49,609
Others	391	(49)	459	(6)
Total revenues	$328,126	$144,888	$1,143,179	$292,175

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2018 and 2017 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2018:
Total revenue	$287,695	$40,774	$(343)	$328,126
Income before income taxes and noncontrolling interest	60,003	389	(10,770)	49,622

2017:
Total revenue	141,792	3,107	(11)	144,888
Income (loss) before income taxes and noncontrolling interest	13,160	553	(8,521)	5,192
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

The Company's total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the six months ended June 30, 2018 and 2017 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2018
Total revenue	$720,231	$424,553	$(1,605)	$1,143,179
Income before income taxes and noncontrolling interest	223,166	331,574	(36,580)	518,160

2017
Total revenue	286,240	5,886	49	292,175
Income (loss) before income taxes and noncontrolling interest	36,625	1,042	(8,593)	29,074
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

20. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2018, and December 31, 2017 the Company had a payable of $1.0 million and a receivable of $0.1 million to its affiliates, respectively.

The Company conducts securities lending transactions with Industrial and Commercial Bank of China (“ICBC”), which is partially owned by Temasek and its affiliates. As of June 30, 2018, the Company had a securities loaned contract of $0.6 million with ICBC. The Company had a securities borrowed contract of $23.1 million and a securities loaned contract of $1.1 million outstanding with ICBC as of December 31, 2017.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.8 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively, to Level 3 for these services.
The Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek and its affiliates have a significant ownership interest in Dell. The Company paid $0.3 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively, to Dell for these purchases and leases.

The Company purchases market data and software licenses from affiliates of Markit Group Holdings Limited (“MarkIt”). Temasek and its affiliates have a significant ownership interest in MarkIt. For the three and six months ended June 30, 2018, the amounts paid to MarkIt for these services were immaterial and $0.4 million, respectively. The amount paid to MarkIt was immaterial for the three and six months ended June 30, 2017.

The Company has held a minority interest in SBI since 2016 (See Note 11 "Financial Assets and Liabilities"). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid

$2.3 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $4.6 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (See Note 2, “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the condensed consolidated statements of comprehensive income.  The Company made payments of $4.4 million and $0.2 million to the JVs for the three months ended June 30, 2018 and 2017, respectively, and $10.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

21. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On July 10, 2018, the Company prepaid $41.2 million of principal under its Fourth Amended and Restated Credit Agreement, as amended. The total principal outstanding under the senior secured facility is $474.0 million.

On July 27, 2018, the Company’s board of directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and per Restricted Stock Unit that will be paid on September 14, 2018 to holders of record as of August 31, 2018.
On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 1.38 million shares of Class A common stock and common units for approximately $40.5 million. The Company now has approximately $59.5 million remaining capacity for future purchases of shares of Class A common stock and common units under the program.
On July 27, 2018, Virtu Financial made distributions to its members, including the Company, in the amount of $20.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2018 and 2017 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the "Company") for the three and six months ended June 30, 2018 and 2017. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

•
the risk that we may encounter significant difficulties or delays in integrating the two businesses and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;

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

Basis of Preparation
Our condensed consolidated financial statements for the three and six months ended June 30, 2018 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 "Organization and Basis of Presentation" and in Note 3 “Acquisition of KCG Holdings Inc.” of Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this quarterly report on Form 10-Q, we are accounting for the acquisition of KCG Holdings, Inc. ("Acquisition of KCG") under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017 (the "Closing Date"), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition of KCG reflect KCG's and our balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As we are the accounting acquirer, the financial results for the three and six months ended June 30, 2018 comprise our results and the results of KCG for the three and six months ended June 30, 2018. All periods prior to the Closing Date comprise solely our results.

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

Prior to the Acquisition of KCG, Virtu operated as a single operating business segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017, Virtu has three operating segments: Market Making, Execution Services, and Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

We believe that the most relevant asset class distinctions and venues for the markets we serve include the following:

Asset Classes	Selected Venues in Which We Make Markets
Americas Equities	BATS, BM&F Bovespa, CHX, CME, MexDer, NASDAQ, NYSE, NYSE Arca, NYSE American, TSX, major private liquidity pools
Rest of World ("ROW") Equities
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

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result market makers' capture rate per notional amount transacted will increase.

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, futures and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions. Agency based, execution-only trading in the segment is done primarily through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in Virtu MatchIt (our ATS for U.S. equities). We also earn technology services revenues by providing our proprietary technology and infrastructure to select third parties for a service fee.

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

In connection with the financing of the Acquisition of KCG, on the Closing Date, the Company issued to (i) Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holding (Private) Limited ("Temasek"), 6,346,155 shares of the Company’s Class A common stock, par value $0.00001 per share (the "Class A Common Stock") for an aggregate purchase price of approximately $99.0 million and (ii) North Island Holdings I, LP (“NIH”) 39,725,979 shares of Class A Common Stock for an aggregate purchase price of approximately $613.5 million. On August 10, 2017, the Company issued additional 1,666,666 shares and 338,124 shares of Class A Common Stock to Aranda and NIH respectively, for an aggregate additional purchase price of approximately $26.0 million and $5.2 million, respectively.

Also in connection with the financing of the Acquisition of KCG, on June 16, 2017, Orchestra Borrower LLC (the "Escrow Issuer") a wholly owned subsidiary of Virtu Financial LLC (“Virtu Financial”) and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”) as more fully described under - Senior Secured Second Lien Notes. On July 20, 2017, VFH Parent LLC ("VFH") assumed all of the obligations of the Escrow Issuer under the Notes and the indenture governing the Notes.

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

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's initial public offering in April 2015 (the "IPO") (the "2015 Management Incentive Plan"). The 2015 Management Incentive Plan, which was amended and restated in 2017 (the “Amended and Restated 2015 Management Incentive Plan”), provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date.  Subsequent to the IPO and through June 30, 2018, options to purchase 1,528,750 shares in the aggregate were forfeited and 4,049,058 options were exercised.  The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units will be recognized on a straight line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial LLC (“Virtu Financial”) except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statement of Financial Condition in the amount of $64.7 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statement of Financial Condition in the amount of $180.2 million and tax receivable agreement obligation in the amount of $211.6 million, in each case as described in greater detail in Note 6 "Tax Receivable Agreements" of Part I "Financial Information" of this quarterly report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Condensed Consolidated Statement of Financial Condition; and (iv) provision for corporate income tax in the amount of $3.9 million and $56.1 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018, respectively.

Components of Our Results of Operations

The following tables show the total revenues and Adjusted Net Trading Income by operating segment for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2018	2017	2018	2017
Total revenue	$287,695	$141,792	$720,231	$286,240
Total operating expenses	227,692	128,632	497,065	249,615
Income before income taxes and noncontrolling interest	60,003	13,160	223,166	36,625
Execution Services
Total revenue	40,774	3,107	424,553	5,886
Total operating expenses	40,385	2,554	92,979	4,844
Income before income taxes and noncontrolling interest	389	553	331,574	1,042
Corporate
Total revenue	(343)	(11)	(1,605)	49
Total operating expenses	10,427	8,510	34,975	8,642
Income before income taxes and noncontrolling interest	(10,770)	(8,521)	(36,580)	(8,593)
Consolidated
Total revenue	328,126	144,888	1,143,179	292,175
Total operating expenses	278,504	139,696	625,019	263,101
Income before income taxes and noncontrolling interest	$49,622	$5,192	$518,160	$29,074

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Revenues:
Trading income, net	$258,593	$136,163	$664,755	$275,737
Interest and dividends income	21,937	5,629	39,886	10,503
Commissions, net and technology services	46,565	3,107	100,409	5,886
Other, net	1,031	(11)	338,129	49
Total revenue	328,126	144,888	1,143,179	292,175

Operating Expenses:
Brokerage, exchange and clearance fees, net	73,318	52,899	161,141	105,669
Communication and data processing	48,791	18,985	98,277	37,192
Employee compensation and payroll taxes	41,226	17,365	105,896	38,712
Payments for order flow	15,842	—	32,098	—
Interest and dividends expense	35,009	14,934	68,633	27,214
Operations and administrative	16,610	6,770	36,416	11,616
Depreciation and amortization	16,194	6,798	31,546	13,555
Amortization of purchased intangibles and acquired capitalized software	6,838	53	13,675	106
Termination of office leases	1,777	—	21,860	—
Debt issue cost related to debt refinancing	2,359	4,482	8,380	4,482
Transaction advisory fees and expenses	1,750	8,511	9,246	8,643
Charges related to share based compensation at IPO	10	179	24	364
Financing interest expense on long-term borrowings	18,780	8,720	37,827	15,548
Total operating expenses	278,504	139,696	625,019	263,101
Income before income taxes and noncontrolling interest	49,622	5,192	518,160	29,074
Provision for income taxes	3,000	779	61,515	3,587
Net income	$46,622	$4,413	456,645	25,487

Total Revenues

The majority of our revenue is generated through market making activities and is recorded as trading income, net. In addition, we generate revenues from interest and dividends income, agency execution services to select third parties, and technology services to third parties using our proprietary technology to provide technology infrastructure. Following the Acquisition of KCG, we also earn commissions and commission equivalents terms, as well as, in certain cases, contingent fees based on client revenues, which represents variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside the Company’s control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur. Recurring fees, which exclude variable consideration, are billed and collected on a monthly basis.

 Trading income, net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following three categories: Americas Equities, Rest of World Equities, and Global FICC, options and other. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for 78.8% and 94.0% of our total revenues for the three months ended June 30, 2018, and 2017, respectively, and 58.1% and 94% for the six months ended June 30, 2018 and 2017, respectively.

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
We have interests in two telecommunications joint ventures (“JV”). We record our pro-rata share of each JV’s earnings or losses within other, net, while fees related to the use of communication services provided by the JVs are recorded within communications and data processing. In addition, we also recorded gains or losses on certain one-time transactions, including the sale of BondPoint, within other, net.

Operating Expenses

Brokerage, exchange and clearance fees, net. Brokerage, exchange and clearance fees are our most significant expenses, which include the direct expenses of executing and clearing transactions that we consummate in the course of our market making activities. Brokerage, exchange and clearance fees primarily consist of fees charged by third parties for executing, processing and settling trades. These fees generally increase and decrease in direct correlation with the level of trading activity, or volumes, in the markets we serve. Execution fees are paid primarily to exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Rebates based on volume discounts, credits or payments received from exchanges or other marketplaces are netted against brokerage, exchange and clearance fees.

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

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of $1.9 million, $2.0 million and $120.7 million of assets acquired in connection with the acquisitions of certain assets from Nyenburgh Holding B.V., Teza Technologies (the "Teza Acquisition") and KCG, respectively. These assets are amortized over their useful lives, ranging from 1 to 17 years, except for certain assets which were categorized as having indefinite useful lives.

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
Charges related to share based compensation at IPO. At the consummation of the IPO and through the three and six months ended June 30, 2018, we recognized non-cash compensation expenses in respect of the outstanding time-vested Class B interests of the Company and Class B interests of Virtu East MIP LLC, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 17 "Share-based Compensation" of Part I “Financial Information” of this quarterly report on Form 10-Q.

Financing interest expense on long-term borrowings. Financing interest expense reflects interest accrued on outstanding indebtedness, under our long-term borrowing arrangements.

Provision for Income Taxes

Prior to the consummation of the Reorganization Transactions and the IPO, our business was historically operated through a limited liability company that is treated as a partnership for U.S. federal income tax purposes, and as such, most of our income was not subject to U.S. federal and certain state income taxes. Our income tax expense for historical periods reflects taxes payable by certain of our non-U.S. subsidiaries. Subsequent to the consummation of the Reorganization Transactions and the IPO, we are subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial.

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

Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of June 30, 2018. We recorded a provisional deferred tax expense for the impact of the 2017 Tax Act of approximately $90.6 million, which is primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

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

•
“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying a corporate tax rate of 23% for 2018 and 35.5% for 2017.

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

The following tables reconcile condensed consolidated statements of comprehensive income to arrive at EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins for the three and six months ended June 30, 2018, and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Trading income, net to Adjusted Net Trading Income	2018	2017	2018	2017
Trading income, net	$258,593	$136,163	$664,755	$275,737
Interest and dividends income	21,937	5,629	39,886	10,503
Commissions, net and technology services	46,565	3,107	100,409	5,886
Brokerage, exchange and clearance fees, net	(73,318)	(52,899)	(161,141)	(105,669)
Payments for order flow	(15,842)	—	(32,098)	—
Interest and dividends expense	(35,009)	(14,934)	(68,633)	(27,214)
Adjusted Net Trading Income	$202,926	$77,066	$543,178	$159,243

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$46,622	$4,413	$456,645	$25,487
Financing interest expense on long-term borrowings	18,780	8,720	37,827	15,548
Debt issue cost related to debt refinancing	2,359	4,482	8,380	4,482
Depreciation and amortization	16,194	6,798	31,546	13,555
Amortization of purchased intangibles and acquired capitalized software	6,838	53	13,675	106
Provision for Income Taxes	3,000	779	61,515	3,587
EBITDA	$93,793	$25,245	$609,588	$62,765

Severance	2,590	—	6,334	877
Reserve for legal matters	400	(2,176)	400	(2,176)
Transaction advisory fees and expenses	1,750	8,511	9,246	8,643
Termination of office leases	1,777	—	21,860	—
Connectivity early termination	4,562	—	7,062	—
Gain on sale of business	—	—	(337,549)	—
Other, net	(1,031)	11	(580)	(49)
Equipment write-off	1,761	544	2,697	544
Share based compensation	5,204	7,253	13,121	14,833
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,534	1,373	2,931	2,798
Charges related to share based compensation awards at IPO	10	179	24	364
Adjusted EBITDA	$112,350	$40,940	$335,134	$88,599

Selected Operating Margins
Net Income Margin (1)	23.0%	5.7%	84.1%	16.0%
EBITDA Margin (2)	46.2%	32.8%	112.2%	39.4%
Adjusted EBITDA Margin (3)	55.4%	53.1%	61.7%	55.6%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$46,622	$4,413	$456,645	$25,487
Provision for income taxes	3,000	779	61,515	3,587
Income before income taxes	49,622	5,192	518,160	29,074

Amortization of purchased intangibles and acquired capitalized software	6,838	53	13,675	106
Financing interest expense related to KCG transaction	—	1,616	—	1,616
Debt issue cost related to debt refinancing	2,359	4,482	8,380	4,482
Severance	2,590	—	6,334	877
Reserve for legal matters	400	(2,176)	400	(2,176)
Transaction advisory fees and expenses	1,750	8,511	9,246	8,643
Termination of office leases	1,777	—	21,860	—
Connectivity early termination	4,562	—	7,062	—
Gain on sale of business	—	—	(337,549)	—
Write-down of assets	1,761	1,102	2,697	1,102
Other, net	(1,031)	11	(580)	(49)
Share based compensation	5,204	7,253	13,121	14,833
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,534	1,373	2,931	2,798
Charges related to share based compensation awards at IPO	10	179	24	364
Normalized Adjusted Net Income before income taxes	77,376	27,596	265,761	61,670
Normalized provision for income taxes (1)	17,796	9,797	61,125	21,893
Normalized Adjusted Net Income	$59,580	$17,799	$204,636	$39,777

Weighted Average Adjusted shares outstanding (2)	191,142,871	140,764,500	190,320,527	140,764,500

Normalized Adjusted EPS	$0.31	$0.13	$1.08	$0.28

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 23% for 2018 and 35.5% for 2017.

(2)
Assumes that (1) holders of all vested and unvested non-vesting common interest units in Virtu Financial ("Virtu Financial Units") (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the "Class C Common Stock"), have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the "Class D Common Stock")), have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the "Class B Common Stock") on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three and six months ended June 30, 2018 and 2017.

The following tables reconcile trading income, net to Adjusted Net Trading Income by operating segment (in thousands) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$258,629	$(36)	$—	$258,593
Commissions, net and technology services	6,798	39,767	—	46,565
Interest and dividends income	21,592	345	—	21,937
Brokerage, exchange and clearance fees, net	(59,794)	(13,524)	—	(73,318)
Payments for order flow	(15,827)	(15)	—	(15,842)
Interest and dividends expense	(34,747)	(262)	—	(35,009)
Adjusted Net Trading Income	$176,651	$26,275	$—	$202,926

	Three Months Ended June 30, 2017
	Market Making	Execution Services	Corporate	Total
Trading income, net	$136,163	$—	$—	$136,163
Commissions, net and technology services	—	3,107	—	3,107
Interest and dividends income	5,629	—	—	5,629
Brokerage, exchange and clearance fees, net	(52,899)	—	—	(52,899)
Payments for order flow
Interest and dividends expense	(14,934)	—	—	(14,934)
Adjusted Net Trading Income	$73,959	$3,107	$—	$77,066

	Six Months Ended June 30, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$664,338	$417	$—	$664,755
Commissions, net and technology services	15,299	85,110	—	100,409
Interest and dividends income	39,361	490	35	39,886
Brokerage, exchange and clearance fees, net	(128,866)	(32,275)	—	(161,141)
Payments for order flow	(32,023)	(75)	—	(32,098)
Interest and dividends expense	(67,954)	(679)	—	(68,633)
Adjusted Net Trading Income	$490,155	$52,988	$35	$543,178

	Six Months Ended June 30, 2017
	Market Making	Execution Services	Corporate	Total
Trading income, net	$275,737	$—	$—	$275,737
Commissions, net and technology services	—	5,886	—	5,886
Interest and dividends income	10,503	—	—	10,503
Brokerage, exchange and clearance fees, net	(105,669)	—	—	(105,669)
Payments for order flow	—	—	—	—
Interest and dividends expense	(27,214)	—	—	(27,214)
Adjusted Net Trading Income	$153,357	$5,886	$—	$159,243

The following tables show our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by category for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$122,364	$23,950	410.9%
ROW Equities	17,045	21,714	(21.5)%
Global FICC, Options and Other	36,287	30,811	17.8%
Unallocated(1)	955	(2,516)	NM
Total Market Making	176,651	73,959	138.8%

Execution Services	26,276	3,107	745.7%

Corporate	—	—	NM

Adjusted Net Trading Income	$202,926	$77,066	163.3%

Average Daily	Three Months Ended June 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$1,912	$380	402.9%
ROW Equities	266	345	(22.7)%
Global FICC, Options and Other	567	489	15.9%
Unallocated(1)	15	(40)	NM
Total Market Making	2,760	1,174	135.1%

Execution Services	411	49	733.4%

Corporate	—	—	NM

Adjusted Net Trading Income	$3,171	$1,223	159.2%

	Six Months Ended June 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$338,060	$52,001	550.1%
ROW Equities	50,396	40,448	24.6%
Global FICC, Options and Other	102,546	64,941	57.9%
Unallocated(1)	(847)	(4,033)	NM
Total Market Making	490,155	153,357	219.6%

Execution Services	52,988	5,886	800.2%

Corporate	35	—	NM

Adjusted Net Trading Income	$543,178	$159,243	241.1%

Average Daily	Six Months Ended June 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$2,704	$416	550.1%
ROW Equities	403	324	24.4%
Global FICC, Options and Other	820	520	57.8%
Unallocated(1)	(7)	(32)	NM
Total Market Making	3,921	1,228	219.3%

Execution Services	424	47	800.2%

Corporate	—	—	NM

Adjusted Net Trading Income	$4,345	$1,275	240.8%

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total Revenues

Our total revenues increased $183.2 million, or 126.5%, to $328.1 million for the three months ended June 30, 2018, compared to $144.9 million for the three months ended June 30, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in increases in trading income, net, of $122.4 million, commissions, net and technology services of $43.5 million, interest and dividends income of $16.3 million, and other, net, of $1.0 million.

The following table shows the total revenues by operating segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
(in thousands, except for percentage)	2018	2017	% Change
Market Making
Trading income, net	$258,629	$136,163	89.9%
Interest and dividends income	21,592	5,629	283.6%
Commissions, net and technology services	6,798	—	NM
Other, net	676	—	NM
Total revenues from Market Making	$287,695	$141,792	102.9%

Execution Services
Trading income, net	$(36)	$—	NM
Interest and dividends income	345	—	NM
Commissions, net and technology services	39,767	3,107	1,179.9%
Other, net	698	—	NM
Total revenues from Execution Services	$40,774	$3,107	1212%

Corporate
Trading income, net	$—	$—	NM
Interest and dividends income	—	—	NM
Commissions, net and technology services	—	—	NM
Other, net	(343)	(11)	3,018.2%
Total revenues from Corporate	$(343)	$(11)	3018.2%

Consolidated
Trading income, net	$258,593	$136,163	89.9%
Interest and dividends income	21,937	5,629	289.7%
Commissions, net and technology services	46,565	3,107	1,398.7%
Other, net	1,031	(11)	NM
Total revenues	$328,126	$144,888	126.5%

Trading income, net. Trading income, net is primarily earned by our Market Making segment. Trading income, net increased $122.4 million, or 89.9%, to $258.6 million for the three months ended June 30, 2018, compared to $136.2 million for the three months ended June 30, 2017. The increase was primarily attributable to the Acquisition of KCG. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income is primarily earned by our Market Making segment. Interest and dividends income increased $16.3 million, or 289.7%, to $21.9 million for the three months ended June 30, 2018, compared to $5.6 million for the three months ended June 30, 2017. This increase was primarily attributable to the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues are primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $43.5 million, or 1,398.7%, to $46.6 million for the three months ended June 30, 2018, compared to $3.1 million for the three months ended June 30, 2017. The increase was primarily due to the Acquisition of KCG, as well as agency fee revenues arising from new customers we on-boarded.

Other, net. Other, net revenues are primarily earned by our Execution Services segment. Other, net was $1.0 million for the three months ended June 30, 2018, compared to $0.0 million for the three months ended June 30, 2017. The increase was primarily due to the Acquisition of KCG.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $125.9 million, or 163.3%, to $202.9 million for the three months ended June 30, 2018, compared to $77.1 million for the three months ended June 30, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $98.4 million, or 410.9%, from the Market Making segment, and a significant increase of $23.2 million, or 745.7%, from Execution Services for the three months ended June 30, 2018. Adjusted Net Trading Income per day increased $1.9 million, or 159%, to $3.2 million for the three months ended June 30, 2018, compared to $1.2 million for the three months ended June 30, 2017. The number of trading days for the three months ended June 30, 2018 and 2017 was 64 and 63 days, respectively.

Operating Expenses

Our operating expenses increased $138.8 million, or 99.4%, to $278.5 million for the three months ended June 30, 2018, compared to $139.7 million for the three months ended June 30, 2017. The increase in operating expenses was primarily attributable to the Acquisition of KCG, which caused increases in all expense areas except for debt issue costs related to debt refinancing, transaction advisory fees and expenses, and charges related to share based compensation at IPO.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $20.4 million, or 38.6%, to $73.3 million for the three months ended June 30, 2018, compared to $52.9 million for the three months ended June 30, 2017. This increase was primarily attributable to the increases in market volume and volatility traded in Americas Equities instruments in which we make markets as a result of the Acquisition of KCG. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $29.8 million, or 157.0%, to $48.8 million for the three months ended June 30, 2018, compared to $19.0 million for the three months ended June 30, 2017. This increase was primarily due to the Acquisition of KCG, which brought on additional connections, co-location connectivity, market data and other subscriptions, as well as one-time cancellation fees on certain connections or subscriptions. The increase was partially offset by the reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $23.9 million, or 137.4%, to $41.2 million for the three months ended June 30, 2018, compared to $17.4 million for the three months ended June 30, 2017. The increase in compensation levels was primarily attributable to the increase in headcount as a result of the Acquisition of KCG. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $7.0 million, and $1.8 million for the three months ended June 30, 2018, and 2017, respectively.

Payments for order flow. Payments for order flow, which we did not incur prior to the Acquisition of KCG, were $15.8 million for the three months ended June 30, 2018, and were attributable to the Acquisition of KCG. Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Interest and dividends expense. Interest and dividends expense increased $20.1 million, or 134.4%, to $35.0 million for the three months ended June 30, 2018, compared to $14.9 million for the three months ended June 30, 2017. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $9.8 million, or 145.3%, to $16.6 million for the three months ended June 30, 2018, compared to $6.8 million for the three months ended June 30, 2017. This increase was primarily attributable to the Acquisition of KCG. The increase was partially offset by the cancellation of various legal and professional expenses as a result of an on-going effort to consolidate professional services.

Depreciation and amortization. Depreciation and amortization increased $9.4 million, or 138.2%, to $16.2 million for the three months ended June 30, 2018, compared to $6.8 million for the three months ended June 30, 2017. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $6.8 million, or 12,801.9%, to $6.8 million for the three months ended June 30, 2018, compared to $0.1 million for the three months ended June 30, 2017. The increase was primarily due to additional intangible assets recognized as part of purchase price accounting for the acquisition of certain technology assets from Teza Technologies and the Acquisition of KCG in the amount of $2.0 million and $175.0 million, respectively.

Termination of office leases. Termination of office leases expense was $1.8 million for the three months ended June 30, 2018. We abandoned certain offices as an effort of integration and consolidating office space in connection with the Acquisition of KCG. We did not incur such expenses during the three months ended June 30, 2017.

Debt issue cost related to debt refinancing. Debt issue costs related to debt refinancing decreased $2.1 million, or 47.4%, to $2.4 million for the three months ended June 30, 2018, compared to $4.5 million for the three months ended June 30, 2017. The decrease was primarily attributable to lower prepayments made on long-term debt compared to the second quarter of 2017, resulting in less acceleration of amortization of related debt issuance costs.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $6.8 million, or 79.4%, to $1.8 million for the three months ended June 30, 2018, compared to $8.5 million for the three months ended June 30, 2017. The expense primarily represents lower non-recurring professional fees which had been incurred in the second quarter of 2017 related to the Acquisition of KCG.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.2 million, or 94.4%, to $0.0 million for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017. The decrease was primarily attributable to the fact that certain Class B and East MIP Class B interests became fully vested.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $10.1 million, or 115.4%, to $18.8 million, compared to $8.7 million for the three months ended June 30, 2018. This increase was primarily attributable to the increase in outstanding principal as a result from the refinancing of the senior secured first lien term loan and the offering of the Notes, as discussed in Note 10 "Borrowings" of Part I “Financial Information” of this quarterly report on Form 10-Q.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes increased $2.2 million, to $3.0 million for the three months ended June 30, 2018, compared to $0.8 million for the three months ended June 30, 2017. The increase was primarily due to an increase in income before income taxes and noncontrolling interest.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Total Revenues
Our total revenues increased $851.0 million, or 291.3%, to $1,143.2 million for the six months ended June 30, 2018, compared to $292.2 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in trading income, net, of $389.0 million and an increase in other, net, of $338.1 million due to the sale of BondPoint.
The following table shows the total revenues by operating segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
(in thousands, except for percentage)	2018	2017	% Change
Market Making
Trading income, net	$664,338	$275,737	140.9%
Interest and dividends income	39,361	10,503	274.8%
Commissions, net and technology services	15,299	—	NM
Other, net	1,233	—	NM
Total revenues from Market Making	$720,231	$286,240	151.6%

Execution Services
Trading income, net	$417	$—	NM
Interest and dividends income	490	—	NM
Commissions, net and technology services	85,110	5,886	1,346.0%
Other, net	338,536	—	NM
Total revenues from Execution Services	$424,553	$5,886	7,112.9%

Corporate
Trading income, net	$—	$—	NM
Interest and dividends income	35	—	NM
Commissions, net and technology services	—	—	NM
Other, net	(1,640)	49	(3,446.9)%
Total revenues from Corporate	$(1,605)	$49	(3,375.5)%

Consolidated
Trading income, net	$664,755	$275,737	141.1%
Interest and dividends income	39,886	10,503	279.8%
Commissions, net and technology services	100,409	5,886	1,605.9%
Other, net	338,129	49	NM
Total revenues	$1,143,179	$292,175	291.3%

Trading income, net. Trading income, net is primarily earned by our Market Making segment. Trading income, net, increased $389.0 million, or 141.1%, to $664.8 million for the six months ended June 30, 2018, compared to $275.7 million for the six months ended June 30, 2017. The increase was primarily attributable to the Acquisition of KCG. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income is primarily earned by our Market Making segment. Interest and dividends income increased $29.4 million, or 279.8%, to $39.9 million for the six months ended June 30, 2018, compared to $10.5 million for the six months ended June 30, 2017. This increase was primarily attributable to the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues are primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $94.5 million, or 1,605.9%, to $100.4 million for the six months ended June 30, 2018, compared to $5.9 million for the six months ended June 30, 2017. The increase was primarily due to the Acquisition of KCG, as well as agency fee revenues arising from new customers we on-boarded.

Other, net. Other, net revenues are primarily earned by our Execution Services segment. Other, net increased $338.1 million, or 689,959.2%, to $338.1 million for the six months ended June 30, 2018, compared to $0.0 million for the six months ended June 30, 2017. The increase was primarily due to the gain the sale of BondPoint of $337.6 million, as discussed in Note 4. “Sale of BondPoint” of Part I “Financial Information” of this quarterly report on Form 10-Q.

Adjusted Net Trading Income
Adjusted Net Trading Income increased $383.9 million, or 241.1%, to $543.2 million for the six months ended June 30, 2018, compared to $159.2 million for the six months ended June 30, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $286.1 million, or 550.1%, from the Market Making segment, and an increase of $47.1 million, or 800.2%, from Execution Services. Adjusted Net Trading Income per day increased $3.1 million, or 241%, to $4.3 million for the six months ended June 30, 2018, compared to $1.3 million for the six months ended June 30, 2017. The number of trading days was 125 for both the six months ended June 30, 2018, and 2017.
Operating Expenses
Our operating expenses increased $361.9 million, or 137.6%, to $625.0 million for the six months ended June 30, 2018, compared to $263.1 million for the six months ended June 30, 2017. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $55.5 million, communications and data processing of $61.1 million, employee compensation and payroll taxes of $67.2 million, payments for order flow of $32.1 million, interest and dividends expense of $41.4 million, operating and administrative expenses of $24.8 million, depreciation and amortization expense of $18.0 million, amortization of purchased intangible and acquired capitalized software of $13.6 million, termination of office leases of $21.9 million, financing interest expense on long term borrowings of $22.3 million, and debt issue cost related to debt refinancing of $3.9 million. These increases in operating expenses were partially offset by a decrease in charges related to share based compensation at IPO of $0.3 million.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $55.5 million, or 52.5%, to $161.1 million for the six months ended June 30, 2018, compared to $105.7 million for the six months ended June 30, 2017. This increase was primarily attributable to the increases in market volume and volatility traded in Americas Equities instruments in which we make markets as a result of the Acquisition of KCG. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $61.1 million, or 164.2%, to $98.3 million for the six months ended June 30, 2018, compared to$37.2 million for the six months ended June 30, 2017. This increase was primarily due to the Acquisition of KCG, which brought on additional connections, co-location connectivity, market data and other subscriptions, as well as one-time cancellation fees on certain connections or subscriptions. The increase was partially offset by the reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $67.2 million, or 173.5%, to $105.9 million for the six months ended June 30, 2018, compared to $38.7 million for the six months ended June 30, 2017. The increase in compensation levels was primarily attributable to the increase in headcount as a result of the Acquisition of KCG. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. We have capitalized and therefore excluded employee compensation and benefits related to software development of $14.2 million, and $4.5 million for the six months ended June 30, 2018 and 2017, respectively.

Payments for order flow. Payments for order flow, which we did not incur prior to the Acquisition of KCG, were $32.1 million for the six months ended June 30, 2018, and were attributable to the Acquisition of KCG. Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Interest and dividends expense. Interest and dividends expense increased $41.4 million, or 152.2%, to $68.6 million for the six months ended June 30, 2018, compared to $27.2 million for the six months ended June 30, 2017. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $24.8 million, or 213.5%, to $36.4 million for the six months ended June 30, 2018, compared to $11.6 million for the six months ended June 30, 2017. The increase was attributable to the Acquisition of KCG.

Depreciation and amortization. Depreciation and amortization increased $18.0 million, or 132.7%, to $31.5 million for the six months ended June 30, 2018, compared to $13.6 million for the six months ended June 30, 2017. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $13.6 million, or 12,800.9%, to $13.7 million for the six months ended June 30, 2018, compared to $0.1 million for the six months ended June 30, 2017. This increase was primarily due to additional intangible assets recognized as part of purchase price accounting for the acquisition of certain technology assets from Teza Technologies and the Acquisition of KCG in the amount of $2.0 million and $175.0 million, respectively.

Debt issue costs related to debt refinancing. Expense from debt issue costs related to debt refinancing increased $3.9 million, or 87.0%, to $8.4 million for the six months ended June 30, 2018, compared to $4.5 million for the six months ended June 30, 2017. The increase reflects higher prepayments made on long-term debt during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily $276 million in the first quarter of 2018, leading to higher accelerated amortization of the related debt issuance costs.

Transaction advisory fees and expenses. Transaction advisory fees and expenses increased $0.6 million, or 7.0%, to $9.2 million for the six months ended June 30, 2018, compared to $8.6 million for the six months ended June 30, 2017. The increase reflects nonrecurring professional fees incurred in connection with the sale of BondPoint.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.3 million, or 93.4%, to $0.0 million for the six months ended June 30, 2018, compared to $0.4 million for the six months ended June 30, 2017. The decrease was primarily attributable to the completed time vesting of the Class B and East MIP Class B interests in 2018.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $22.3 million, or 143.3%, to $37.8 million for the six months ended June 30, 2018, compared to $15.5 million for the six months ended June 30, 2017. This increase was due to the refinancing of the senior secured first lien term loan and the offering of the senior secured second lien notes, as discussed in Note 10 “Borrowings” of Part I “Financial Information” of this quarterly report on Form 10-Q. The increase in financing interest expense was primarily attributable to higher outstanding borrowings during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for income taxes increased $57.9 million, or 1,614.9%, to $61.5 million for the six months ended June 30, 2018, compared to $3.6 million for the six months ended June 30, 2017. The increase in provision for income taxes was primarily attributable to the increase in income before income taxes and noncontrolling interest.

Liquidity and Capital Resources

General

As of June 30, 2018, we had $660.1 million in cash and cash equivalents. These balances are maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2018, we had borrowings under our short-term credit facilities of approximately $119.8 million, borrowing under broker dealer facilities of $47.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,046.8 million.  As of June 30, 2018, our regulatory capital requirements for domestic U.S. subsidiaries were $6.6 million, in aggregate.

The majority of our trading assets consists of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain an uncommitted credit facility with two of our wholly owned broker-dealer subsidiaries. Additionally, we also maintain a revolving credit facility with three of our wholly owned broker-dealer subsidiaries, as discussed in Note 10 "Borrowings" of Part I “Financial Information” of this quarterly report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 6 “Tax Receivable Agreements” to the condensed consolidated financial statements included in Part I "Financial Information" of this quarterly report on Form 10-Q are expected to range from approximately $3.6 million to $16.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from the cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

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

Regulatory Capital Requirements

Certain of our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Financial BD LLC, Virtu Financial Capital Markets LLC and Virtu Americas LLC, which became our subsidiary following the Acquisition of KCG, are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and FINRA. Virtu Financial Ireland Limited is a registered investment firm under the Market in Financial Instruments Directive, and its primary regulator is the Central Bank of Ireland.

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

See Note 18 "Regulatory Requirement" of Part I “Financial Information” of this quarterly report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Long-Term Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 "Borrowings" of Part I “Financial Information” of this quarterly report on Form 10-Q for details on the Company’s various credit facilities. As of June 30, 2018, the outstanding principal balance on our broker-dealer facilities was $47.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $119.8 million, which was netted within receivables from broker dealers and clearing organizations on the condensed consolidated statement of financial condition of Part I “Financial Information” of this quarterly report on Form 10-Q.

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

Upon the closing of the Acquisition of KCG, the proceeds of the Escrow Term Loan were released to fund in part the consideration for the Acquisition of KCG, the obligations of the Escrow Issuer in respect of the Escrow Term Loan were automatically assumed by VFH, the Escrow Term Loan was deemed to be outstanding under the Fourth Amended and Restated Credit Agreement and the Escrow Credit Agreement and related credit documents automatically terminated and were superseded by the provisions of the Fourth Amended and Restated Credit Agreement. In addition, the first lien senior secured revolving credit facility under the Fourth Amended and Restated Credit Agreement was terminated.

Under the Fourth Amended and Restated Credit Agreement, the $1.15 billion aggregate principal amount of first lien senior secured term loans, including the Escrow Term Loan ("the Term Loan Facility"), will mature on December 30, 2021 and will require scheduled annual amortization payments on each of the first four anniversaries of the closing of the Acquisition of KCG in an amount equal to the sum of 7.5% of the original aggregate principal amount of the term loan issued under the Fourth Amended and Restated Credit Agreement and 7.5% of the aggregate principal amount of the Escrow Term Loan outstanding on the closing date of the Acquisition of KCG.

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

We were in compliance with all applicable covenants under the Fourth Amended and Restated Credit Agreement as of June 30, 2018.

As of August 6, 2018, we have made total prepayments in the amount of $676.0 million under the Fourth Amended and Restated Credit Agreement.

Senior Secured Second Lien Notes

On June 16, 2017, the Escrow Issuer and the Co-Issuer completed the offering of $500 million aggregate principal amount of Notes. The Notes were issued under an Indenture, dated as of June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as the trustee and collateral agent. The Notes mature on June 15, 2022. Interest on the Notes accrues at 6.750% per annum, payable every six months through maturity on each June 15th and December 15th, beginning on December 15, 2017.

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

On or after June 15, 2019, we may redeem some or all of the Notes, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on June 15th of the years indicated below:

Period	Percentage
2019	103.375%
2020	101.688%
2021 and thereafter	100.000%

Upon the occurrence of specified change of control events as defined in the Indenture, we must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

We were in compliance with all applicable covenants under the indenture governing our Notes as of June 30, 2018.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2018, and 2017.

	Six Months Ended June 30,
Net cash provided by (used in):	2018	2017
Operating activities	$310,297	$82,393
Investing activities	373,708	(15,874)
Financing activities	(553,778)	1,030,723
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,047)	5,637
Net increase (decrease) in cash, cash equivalents, and restricted cash	$127,180	$1,102,879

Operating Activities

Net cash provided by operating activities was $310.3 million for the six months ended June 30, 2018, compared to $82.4 million for the six months ended June 30, 2017. The increase of $227.9 million in net cash provided by operating activities was primarily attributable to the Acquisition of KCG, which significantly increased our trading capital.

Investing Activities

Net cash provided by investing activities was $373.7 million for the six months ended June 30, 2018, compared to net cash used of $15.9 million for the six months ended June 30, 2017.  The increase of $389.6 million was primarily attributable to the net cash provided by the proceeds received from the sale of BondPoint, see Note 4 "Sale of BondPoint" of Part I “Financial Information” of this quarterly report on Form 10-Q.

Financing Activities

Net cash used in financing activities was $553.8 million for the six months ended June 30, 2018, while net cash provided by financing activities was $1.0 billion for the six months ended June 30, 2017. The decrease in cash provided of $1.6 billion compared to the prior year was primarily attributable to the $1.1 billion proceeds from long term borrowings during the six months ended June 30, 2017, partially offset by repayment of our senior secured credit facility of $384.8 during the six month ended June 30, 2018.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition, results of operations, or cash flows for the three and six months ended June 30, 2018 and 2017.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 11 "Financial Assets and Liabilities" of Part I “Financial Information” of this quarterly report on Form 10-Q for further information about fair value measurements.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2017, the primary valuation method used to estimate the fair value of the our reporting unit was the market capitalization approach based on the market price of its Class A Common Stock, which management believes to be an appropriate indicator of its fair value. Following the Acquisition of KCG, the impairment testing is performed for each operating segment.

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
Our on-exchange market making activities are not dependent on the direction of any particular market and are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our on-exchange market making strategies involve continuously quoting two-sided markets in various financial instruments with the intention of profiting by capturing the spread between the bid and offer price. If another market participant executes against the strategy’s bid or offer by crossing the spread, the strategy will instantaneously attempt to lock in a return by either exiting the position or hedging in one or more different correlated instruments that represent economically equivalent value to the primary instrument. Such primary or hedging instruments include but are not limited to securities and derivatives such as: common shares, exchange traded products, American Depositary Receipts (“ADRs”), options, bonds, futures, spot currencies and commodities. Substantially all of the financial instruments we trade are liquid and can be liquidated within a short time frame at low cost.
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
Interest Rate Risk, Derivative Instruments
In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under ASC 815 Derivatives and Hedging, other than derivatives used to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations as discussed in Note 12 "Derivative Instruments" of Part I “Financial Information” of this quarterly report on Form 10-Q. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying condensed consolidated statements of comprehensive income (loss). Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.
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
In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2018 and December 31, 2017 was $2.8 billion and $2.7 billion, respectively, in long positions and $2.4 billion and $2.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our condensed consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.
We calculate daily the potential losses that might arise from a series of different stress events. These include both single factor and multi factor shocks to asset prices based off both historical events and hypothetical scenarios. The stress calculations include a full recalculation of any option positions, non-linear positions and leverage. Senior management and the independent risk group carefully monitor the highest stress scenarios to help mitigate the risk of exposure to extreme events.
The potential change in fair value is estimated to be a gain of $6.3 million using a hypothetical 10% increase in equity prices as of June 30, 2018, and an estimated loss of $4.4 million using a hypothetical 10% decrease in equity prices at June 30, 2018. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is set forth in the “Legal Proceedings” section in Note 15 "Commitments, Contingencies and Guarantees" to the Company’s Condensed Consolidated Financial Statements included in Part I “Financial Information”.
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

On February 8, 2018, the Company’s board of directors authorized a new share repurchase program of up to $50.0 million in Class A common stock and common units by March 31, 2019. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. The following table contains information about the Company’s purchases of its Class A common stock during the six months ended June 30, 2018 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018
Common stock / common units repurchases	—	—	—

February 1, 2018 - February 28, 2018
Class A Common stock repurchases	375,000	29.27	375,000

March 1, 2018 - March 31, 2018
Common stock / common units repurchases	—	—	—

April 1, 2018 - April 30, 2018
Common stock / common units repurchases	—	—	—

May 1, 2018 - May 31, 2018
Class A Common stock repurchases	307,391	29.34	307,391
Class C Common stock/ common units repurchases	696,373	29.44	696,373

June 1, 2018 - June 30, 2018
Common stock / common units repurchases	—	—	—

Total Common stock / common units repurchases	1,378,764	$29.37	1,378,764	$59,503,992

On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 1.38 million shares of Class A common stock and common units for approximately $40.5 million. The Company now has approximately $59.5 million remaining capacity for future purchases of shares of Class A common stock and common units under the program.
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

10.7
Employment Agreement, dated as of June 24, 2015, by and between Stephen Cavoli and Virtu Financial Operating LLC (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.8
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of August 24, 2015, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.9
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.10
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of March 21, 2018, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (File No. 001-373352), filed on May 7, 2018).

10.11
Underwriting Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., Virtu Financial LLC, the selling stockholders party thereto and the Underwriters (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.12
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.13
Amendment No. 1 to Amended and Restated Lock-up Waivers Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, Mr. Vincent Viola, Havelock Fund Investments Pte Ltd, Aranda Investments Pte. Ltd., North Island Holdings I, LP and the stockholders named therein (incorporated herein by reference to Exhibit 99.8 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.14
Purchase Agreement, dated May 10, 2018, by and among Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.15
Lock-up Agreement, dated May 10, 2018, entered into by Vincent Viola (incorporated herein by reference to Exhibit 99.2 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.16
Lock-up Agreement, dated May 10, 2018, entered into by Michael T. Viola (incorporated herein by reference to Exhibit 99.3 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.17
Lock-up Agreement, dated May 10, 2018, entered into by TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.4 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.18
Lock-up Agreement, dated May 10, 2018, entered into by Virtu Employee Holdco LLC (incorporated herein by reference to Exhibit 99.5 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

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

10.7
Employment Agreement, dated as of June 24, 2015, by and between Stephen Cavoli and Virtu Financial Operating LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.8
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of August 24, 2015, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.9
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.10
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of March 21, 2018, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.11
Underwriting Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., Virtu Financial LLC, the selling stockholders party thereto and the Underwriters (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.12
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.13
Amendment No. 1 to Amended and Restated Lock-up Waivers Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, Mr. Vincent Viola, Havelock Fund Investments Pte Ltd, Aranda Investments Pte. Ltd., North Island Holdings I, LP and the stockholders named therein (incorporated herein by reference to Exhibit 99.8 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.14
Purchase Agreement, dated May 10, 2018, by and among Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.15
Lock-up Agreement, dated May 10, 2018, entered into by Vincent Viola (incorporated herein by reference to Exhibit 99.2 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.16
Lock-up Agreement, dated May 10, 2018, entered into by Michael T. Viola (incorporated herein by reference to Exhibit 99.3 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.17
Lock-up Agreement, dated May 10, 2018, entered into by TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.4 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.18
Lock-up Agreement, dated May 10, 2018, entered into by Virtu Employee Holdco LLC (incorporated herein by reference to Exhibit 99.5 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

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

Virtu Financial, Inc.

DATE:	August 6, 2018	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 6, 2018	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer