Form 10-Q
period 2018-09-30
Virtu Financial, Inc.
filed 2018-11-08
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of November 8, 2018
Class A common stock, par value $0.00001 per share	106,145,686
Class C common stock, par value $0.00001 per share	14,001,131
Class D common stock, par value $0.00001 per share	69,091,740

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (unaudited)

(in thousands, except share and interest data)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$415,933	$532,887
Securities borrowed	1,305,789	1,471,172
Securities purchased under agreements to resell	10,014	—
Receivables from broker dealers and clearing organizations	1,115,764	972,018
Trading assets, at fair value:
Financial instruments owned	2,374,124	2,117,579
Financial instruments owned and pledged	552,629	595,043
Property, equipment and capitalized software (net of accumulated depreciation of $324,732 and $375,656 as of September 30, 2018 and December 31, 2017, respectively)	117,501	137,018
Goodwill	836,583	844,883
Intangibles (net of accumulated amortization of $142,564 and $123,408 as of September 30, 2018 and December 31, 2017, respectively)	90,069	111,224
Deferred tax assets	178,087	125,760
Assets of business held for sale	—	55,070
Other assets ($42,375 and $98,364, at fair value, as of September 30, 2018 and December 31, 2017, respectively)	242,037	357,352
Total assets	$7,238,530	$7,320,006

Liabilities and equity
Liabilities
Short-term borrowings	$14,567	$27,883
Securities loaned	800,145	754,687
Securities sold under agreements to repurchase	301,238	390,642
Payables to broker dealers and clearing organizations	952,343	716,205
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,398,094	2,384,598
Tax receivable agreement obligations	199,264	147,040
Accounts payable and accrued expenses and other liabilities	284,241	358,825
Long-term borrowings	904,027	1,388,548
Total liabilities	$5,853,919	$6,168,428

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 108,507,227 and 90,415,532 shares, Outstanding — 106,328,456 and 89,798,609 shares at September 30, 2018 and December 31, 2017, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2018 and December 31, 2017, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 14,001,131 and 17,880,239 shares at September 30, 2018 and December 31, 2017, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 69,091,740 and 79,610,490 shares at September 30, 2018 and December 31, 2017, respectively	1	1
Treasury stock, at cost, 2,178,771 and 616,923 shares at September 30, 2018 and December 31, 2017, respectively	(55,005)	(11,041)
Additional paid-in capital	1,002,059	900,746
Retained earnings (accumulated deficit)	49,647	(62,129)
Accumulated other comprehensive income	721	2,991
Total Virtu Financial Inc. stockholders' equity	$997,424	$830,569
Noncontrolling interest	387,187	321,009
Total equity	$1,384,611	$1,151,578

Total liabilities and equity	$7,238,530	$7,320,006
See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenues:
Trading income, net	$235,699	$203,907	$900,454	$479,644
Interest and dividends income	21,451	20,430	61,337	30,933
Commissions, net and technology services	40,252	43,351	140,661	49,237
Other, net	(2,279)	3,598	335,851	3,647
Total revenue	295,123	271,286	1,438,303	563,461

Operating Expenses:
Brokerage, exchange and clearance fees, net	68,638	64,584	229,779	170,253
Communication and data processing	39,516	45,998	137,793	83,190
Employee compensation and payroll taxes	44,827	72,341	150,723	111,053
Payments for order flow	18,283	12,071	50,381	12,071
Interest and dividends expense	32,566	31,242	101,199	58,456
Operations and administrative	17,254	24,183	53,671	35,931
Depreciation and amortization	16,012	15,602	47,558	29,157
Amortization of purchased intangibles and acquired capitalized software	6,367	6,440	20,042	6,546
Termination of office leases	1,440	—	23,300	—
Debt issue cost related to debt refinancing and prepayment	3,347	4,869	11,727	9,351
Transaction advisory fees and expenses	(261)	15,677	8,985	24,188
Charges related to share based compensation at IPO	—	181	24	545
Financing interest expense on long-term borrowings	17,709	24,593	55,536	40,141
Total operating expenses	265,698	317,781	890,718	580,882
Income (loss) before income taxes and noncontrolling interest	29,425	(46,495)	547,585	(17,421)
Provision for (benefit from) income taxes	13,815	(6,505)	75,330	(2,918)
Net income (loss)	15,610	(39,990)	472,255	(14,503)
Noncontrolling interest	(6,998)	26,472	(263,682)	6,466

Net income (loss) available for common stockholders	$8,612	$(13,518)	$208,573	$(8,037)

Earnings per share
Basic	$0.08	$(0.17)	$2.07	$(0.17)
Diluted	$0.08	$(0.17)	$2.04	$(0.17)

Weighted average common shares outstanding
Basic	106,692,034	79,199,142	99,038,084	53,520,346
Diluted	107,128,206	79,199,142	100,468,860	53,520,346

Net income (loss)	$15,610	$(39,990)	$472,255	$(14,503)
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(666)	2,558	(3,713)	8,300
Comprehensive income (loss)	14,944	(37,432)	468,542	(6,203)
Less: Comprehensive income attributable to noncontrolling interest	(6,708)	25,122	(262,239)	1,014
Comprehensive income (loss) attributable to common stockholders	$8,236	$(12,310)	$206,303	$(5,189)

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (unaudited)
Nine Months Ended September 30, 2018 and 2017

(in thousands, except share and interest data)	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	670,505	—	—	—	—	—	—	—	28,708	—	—	28,708	—	28,708
Repurchase of Class C common stock	—	—	(370,891)	—	—	—	—	—	—	(8,216)	—	(8,216)	—	(8,216)
Treasury stock purchases	(664,450)	—	—	—	—	—	(1,561,848)	(43,964)	—	(14,254)	—	(58,218)	—	(58,218)
Stock option exercised	4,058,673	—	—	—	—	—	—	—	76,754	—	—	76,754	—	76,754
Net income	—	—	—	—	—	—	—	—	—	208,573	—	208,573	263,682	472,255
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,270)	(2,270)	(1,443)	(3,713)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(196,061)	(196,061)
Dividends	—	—	—	—	—	—	—	—	—	(74,327)	—	(74,327)	—	(74,327)
Issuance of common stock in connection with employee exchanges	3,508,217	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(710)	—	—	(710)	—	(710)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(3,508,217)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(3,439)	—	—	(3,439)	—	(3,439)
Balance at September 30, 2018	108,507,227	$1	14,001,131	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,002,059	$49,647	$721	$997,424	$387,187	$1,384,611

Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	58,536	—	(34,019)	—	—	—	—	—	12,314	—	—	12,314	—	12,314
Repurchase of Class C common stock	—	—	(286,150)	—	—	—	—	—	(4,592)	—	—	(4,592)	—	(4,592)
Treasury stock purchases	—	—	—	—	—	—	(8,326)	(147)	—	—	—	(147)	—	(147)
Net income	—	—	—	—	—	—	—	—	—	(8,037)	—	(8,037)	(6,466)	(14,503)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,848	2,848	5,452	8,300
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(65,573)	(65,573)
Dividends	—	—	—	—	—	—	—	—	—	(42,013)	—	(42,013)	—	(42,013)
Issuance of Class A common stock	48,076,924	1	—	—	—	—	—	—	735,973	—	—	735,974	—	735,974
Issuance of common stock in connection with employee exchanges	1,146,315	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,146,315)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,355	—	—	1,355	—	1,355
Balance at September 30, 2017	89,718,355	$1	18,344,223	$—	79,610,490	$1	(461,392)	$(8,505)	$900,586	$(51,304)	$2,596	$843,375	$322,152	$1,165,527
See accompanying notes to the condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net Income (loss)	$472,255	$(14,503)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,558	29,157
Amortization of purchased intangibles and acquired capitalized software	20,042	6,546
Debt issue cost related to debt refinancing and prepayment	10,645	9,351
Amortization of debt issuance costs and deferred financing fees	7,973	3,470
Termination of office leases	23,300	—
Share based compensation	22,537	10,924
Reserve for legal matters	1,620	(2,176)
Write-down of assets	3,221	1,335
Connectivity early termination	7,062	—
Deferred taxes	8,818	1,489
Gain on sale of businesses	(335,211)	—
Other	69	(444)
Changes in operating assets and liabilities:
Securities borrowed	165,383	101,046
Securities purchased under agreements to resell	(10,014)	8,645
Receivables from broker dealers and clearing organizations	(143,746)	21,241
Trading assets, at fair value	(214,131)	1,020,821
Other assets	112,938	26,248
Securities loaned	45,458	194,523
Securities sold under agreements to repurchase	(89,404)	(220,719)
Payables to broker dealers and clearing organizations	236,138	(393,564)
Trading liabilities, at fair value	13,496	(569,911)
Accounts payable and accrued expenses and other liabilities	(92,496)	(17,708)
Net cash provided by operating activities	313,511	215,771

Cash flows from investing activities
Development of capitalized software	(18,431)	(7,929)
Acquisition of property and equipment	(18,715)	(13,932)
Proceeds from sale of telecommunication assets	600	—
Proceeds from sale of BondPoint	400,192	—
Acquisition of KCG Holdings, net of cash acquired, described in Note 3	—	(799,303)
Acquisition of Teza Technologies	—	(5,594)
Proceeds from sale of DMM business	—	300
Net cash provided by (used in) investing activities	363,646	(826,458)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(196,061)	(65,573)
Dividends	(74,327)	(42,013)
Repurchase of Class C common stock	(8,216)	—
Purchase of treasury stock	(58,218)	(147)
Stock option exercised	76,754	—
Short-term borrowings, net	(15,000)	(10,000)
Proceeds from long-term borrowings	—	1,115,036
Payments on repurchase of non-voting common interest	—	(6,092)
Repayment of long term borrowings	(500,000)	(206,473)
Repayment of KCG Notes	—	(480,987)
Tax receivable agreement obligations	(12,359)	(7,045)
Debt issuance costs	(2,261)	(52,528)
Issuance of common stock, net of offering costs	—	735,973
Issuance of common stock in connection with secondary offering, net of offering costs	(710)	—
Net cash provided by (used in) financing activities	(790,398)	980,151

Effect of exchange rate changes on cash and cash equivalents	(3,713)	8,300

Net increase (decrease) in cash and cash equivalents	(116,954)	377,764
Cash and cash equivalents beginning of period	532,887	181,415
Cash and cash equivalents, end of period	$415,933	$559,179

Supplementary disclosure of cash flow information
Cash paid for interest	$89,102	$59,524
Cash paid for taxes	84,337	5,744

Non-cash investing activities
Share based compensation to developers relating to capitalized software	2,055	1,448
Non-cash financing activities
Tax receivable agreement described in Note 6	$—	$—
Secondary offerings described in Note 16	—	—

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. As of September 30, 2018, VFI owned approximately 56.6% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent market making trading solutions to its clients. The Company has broad diversification, in combination with its proprietary technology platform and low-cost structure, which enables the Company to facilitate risk transfer between global capital markets participants by supplying competitive liquidity and execution services while at the same time earning attractive margins and returns.

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”) . Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 (the “Merger Agreement”), by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG Merger Sub merged with and into KCG (the “Merger”), with KCG surviving the Merger as a wholly owned subsidiary of the Company. See Note 3 “Acquisition of KCG Holdings, Inc.” for further details.

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

As discussed in Note 3 “Acquisition of KCG Holdings Inc.”, the Company has accounted for the acquisition of KCG under the acquisition method of accounting.  Under the acquisition method of accounting, the assets and liabilities of KCG, as of the Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition reflect KCG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the three and nine months ended September 30, 2017 comprise the results of the Company for the entire applicable period and results of KCG from Closing Date through September 30, 2017. All periods to the Closing Date comprise solely results of the Company.

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

The Company has entered into bilateral and tri-party term and overnight repurchase and other collateralized financing agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate. Interest received or paid by the Company for these transactions is recorded gross on an accrual basis under interest and dividends income or interest and dividends expense in the condensed consolidated statements of comprehensive income.

Receivables from/Payables to Broker-dealers and Clearing Organizations

As of September 30, 2018 and December 31, 2017, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net by counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2018, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG.  Upon the Merger, KCG was required to relinquish their ownership in the JV. As of September 30, 2018, each of the remaining parties owns approximately 11% of the voting shares and 11% of the equity of this JV. In addition, as a result of the Acquisition of KCG, the Company owns 50% of the voting shares and 50% of the equity of another JV. These two JVs build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. The JVs meet the criteria to be considered VIEs.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2018:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,669	$—	$18,669	$48,557

The following table presents the Company’s nonconsolidated VIEs at December 31, 2017:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,799	$—	$18,799	$41,936

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

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU affects the accounting for equity investments, financial liabilities under fair value option and presentation and disclosure requirements of financial instruments. The ASU affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. The Company does not currently classify any equity securities as available for sale, and it does not apply the fair value option to its own debt issuances. The

Company has adopted this ASU as of January 1, 2018, and it did not have a material impact on its condensed consolidated financial statements.

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

Accounting Pronouncements, Not Yet Adopted as of September 30, 2018

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which modifies certain aspects of ASC Topic 842, including allowing entities to adopt the new leasing standard as of January 1, 2019, without restating prior periods presented, and providing certain practical expedients including allowing lessors not to separate out lease and non-lease components when certain conditions are met.

The Company is not anticipating recognizing lease assets and lease liabilities for leases with a determined lease term of twelve months or less and which are not expected to be renewed. Upon adoption of this ASU, the Company expects to report grossed up assets and liabilities on its condensed consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to its operating leases, which currently are not reflected in its condensed consolidated statement of financial condition.

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

Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, with the objective of conforming the accounting for share-based awards to non-employees to the accounting for awards granted to employees. Previously, non-employee awards were measured at the vesting date, rather than the grant date, which effectively required the awards to be marked to market until the award vested. Under the new ASU, companies will be required to measure non-employee awards at the fair value of the instruments issued at the grant date. Entities will also be able to consider the probability of the recipient satisfying any performance conditions. The ASU is effective for periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements. The Company does not currently make share-based awards to non-employees, and does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in ASC Topic 820, Fair Value Measurement. Disclosure requirements were eliminated for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Disclosure requirements were modified for liquidation of investments in certain entities that calculate net asset value, and for measurement uncertainty disclosures. Disclosure requirements were added for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for periods beginning after December 15, 2019, including interim periods within that fiscal year. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

Accounting treatment of the acquisition

The Acquisition of KCG has been accounted for as a purchase of KCG by the Company, pursuant to provisions of ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. These fair values were determined with the assistance of third party valuation professionals. The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition of KCG reflect KCG’s and the Company's balances and reflect the impact of purchase accounting adjustments.

Purchase price and goodwill

The aggregate cash purchase price of $1.4 billion was determined as the sum of the fair value, at $20.00 per share, of KCG shares and warrants outstanding to former KCG stockholders at closing and the fair value of KCG employee stock based awards that were outstanding, and which vested at the Closing Date.

The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the Closing Date of the Acquisition of KCG. Adjustments to the provisional values during the measurement period were recorded in the reporting period in which the adjustment amounts were determined. No further adjustments to the provisional values remain. The Company engaged third party specialists for the purchase price allocation.

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

Tax treatment of the Acquisition

The Company believes that the Acquisition of KCG will be treated as a tax-free transaction to the Company that does not result in a step up in tax basis in the acquired assets and, therefore, KCG’s tax basis in its assets and liabilities generally carries over to the Company following the Acquisition of KCG. None of the goodwill is expected to be deductible for tax purposes.

The Company recorded net deferred tax assets of $23.9 million with respect to recording KCG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the Acquisition of KCG, as described in Note 14 "Income Taxes".

4. Sale of BondPoint

In October 2017, the Company entered into an Asset Purchase Agreement (the “BondPoint Agreement”) with Intercontinental Exchange ("ICE") pursuant to which the Company has agreed to sell specified assets and to assign specified liabilities constituting its BondPoint division and fixed income venue (“BondPoint”).  BondPoint is a provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services.

As of December 31, 2017, the Company transferred the carrying value of BondPoint to assets held for sale; refer to Note 4 “Business held for sale” in the 2017 Form 10-K. On January 2, 2018, the Company completed the sale of BondPoint to ICE for total gross proceeds of $400.2 million in cash. The Company incurred one-time transaction costs of $8.5 million, which include professional fees of $7.1 million related to the sale and $1.4 million of compensation expense, which is recorded in Transaction advisory fees and expenses and Employee compensation and payroll taxes, respectively, on the condensed consolidated statement of comprehensive income. The Company recognized a gain on sale of $337.6 million, which is recorded in Other, net on the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2018.

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousands)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income (loss) before income taxes and noncontrolling interest	$29,425	$(46,495)	$547,585	$(17,421)
Provision for (benefit from) income taxes	13,815	(6,505)	75,330	(2,918)
Net income	15,610	(39,990)	472,255	(14,503)

Noncontrolling interest	(6,998)	26,472	(263,682)	6,466

Net income (loss) available for common stockholders	$8,612	$(13,518)	$208,573	$(8,037)

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2018	2017	2018	2017
Basic earnings per share:
Net income (loss) available for common stockholders	$8,612	$(13,518)	$208,573	$(8,037)

Less: Dividends and undistributed earnings allocated to participating securities	(418)	(314)	(4,029)	(997)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	8,194	(13,832)	204,544	(9,034)

Weighted average shares of common stock outstanding:
Class A	106,692,034	79,199,142	99,038,084	53,520,346

Basic earnings per share	$0.08	$(0.17)	$2.07	$(0.17)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2018	2017	2018	2017
Diluted earnings per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$8,194	$(13,832)	$204,544	$(9,034)

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	106,692,034	79,199,142	99,038,084	53,520,346
Issuable pursuant to 2015 Management Incentive Plan (1)	436,172	—	1,430,776	—
	107,128,206	79,199,142	100,468,860	53,520,346

Diluted earnings per share	$0.08	$(0.17)	$2.04	$(0.17)

(1)
The dilutive impact of unexercised stock options excludes from the computation of EPS 1,578,617 and 1,704,307 options for the three and nine months ended September 30, 2017, respectively, because inclusion of the options would have been anti-dilutive.

6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain Virtu pre-IPO equityholders ("Virtu Members") that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017 and its second payment of $12.3 million in September 2018.

 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C common stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C common stock) for shares of Class A common stock in connection with the secondary offerings completed in September 2016, November 2015, and May 2018 (the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $3.6 million to $16.0 million per year over the next 15 years. The corresponding deduction to additional paid-in capital was approximately $16.4 million for the difference between the tax receivable agreements liability and the related deferred tax asset.

In connection with the May 2018 secondary offering, as described in Note 16 "Capital Structure", the Company recorded an additional deferred tax asset of $61.1 million and payment liability pursuant to the tax receivable agreements of $64.6 million, with the $3.5 million difference recorded as a decrease to additional paid-in capital.

As a result of the reduction in the U.S. corporate income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of September 30, 2018 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

The 2017 Tax Act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 as further described in Note 14 "Income Taxes". As a result, at December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million. As further described in Note 14 "Income Taxes", the Company also recorded a reduction of its deferred tax assets, including the deferred tax assets described above. At September 30, 2018 and December 31, 2017, the Company’s remaining deferred tax assets described above were approximately $153.9 million and $101.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements are approximately $199.3 million and $147.0 million, respectively.

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

7. Goodwill and Intangible Assets

Prior to the Acquisition of KCG, the Company was managed and operated as one business, and accordingly, operated under one operating segment.  As a result of the Acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2017	$755,292	$89,591	$—	$844,883
Goodwill adjustment allocated to BondPoint	—	(8,300)	—	(8,300)
Balance as of September 30, 2018	$755,292	$81,291	$—	$836,583

As of September 30, 2018 and December 31, 2017, the Company’s total amount of goodwill recorded was $836.6 million and $844.9 million, respectively. As described in Note 4 "Sale of BondPoint", the Company allocated $8.3 million of goodwill to BondPoint as part of the sale. No goodwill impairment was recognized during the nine months ended September 30, 2018 and 2017.

Acquired intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	638	312		9
ETF buyer relationships	950	639	311		9
Technology	60,000	25,382	34,618	1	to	6
Customer relationships	49,000	4,885	44,115		12
Favorable occupancy leases	5,895	1,020	4,875	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$232,633	$142,564	$90,069

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	559	391		9
ETF buyer relationships	950	559	390		9
Leases	1,800	397	1,403		3
FCC licenses	200	19	181		7
Technology	60,000	9,644	50,356	1	to	6
Customer relationships	49,000	1,822	47,178		12
Favorable occupancy leases	5,895	408	5,487	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$234,633	$123,408	$111,224

Amortization expense relating to finite-lived intangible assets was approximately $6.4 million for each of the three months ended September 30, 2018, and 2017, and approximately $20.0 million and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

In the third quarter of 2018, the Company sold certain assets to one of its joint ventures, including the intangible assets associated with leases with a net carrying value of $1.1 million at the time of sale.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Assets
Due from prime brokers	$370,599	$219,573
Deposits with clearing organizations	95,817	112,847
Net equity with futures commission merchants	260,705	203,711
Unsettled trades with clearing organization	150,265	173,778
Securities failed to deliver	229,944	248,088
Commissions and fees	8,434	14,021
Total receivables from broker-dealers and clearing organizations	$1,115,764	$972,018
Liabilities
Due to prime brokers	$398,181	$197,439
Net equity with futures commission merchants	53,986	44,526
Unsettled trades with clearing organization	470,665	420,029
Securities failed to receive	28,077	51,143
Commissions and fees	1,434	3,068
Total payables to broker-dealers and clearing organizations	$952,343	$716,205

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 "Borrowings") of approximately $144.7 million and $205.7 million as of September 30, 2018 and December 31, 2017, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2018 and December 31, 2017, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at September 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
Securities received as collateral:
Securities borrowed	$1,261,472	$1,415,793
Securities purchased under agreements to resell	10,014	—
	$1,271,486	$1,415,793

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Equities	$542,088	$586,251
U.S. and Non-U.S. government obligations	—	99
Exchange traded notes	10,541	8,693
	$552,629	$595,043

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

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable:

	At September 30, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.17%	$200,000	$10,000	$(1,081)	$8,919
Revolving credit facility	3.51%	500,000	7,000	(1,352)	5,648
		$700,000	$17,000	$(2,433)	$14,567

	At December 31, 2017
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.42%	$150,000	$25,000	$—	$25,000
Revolving credit facility	2.81%	500,000	7,000	(4,117)	2,883
		$650,000	$32,000	$(4,117)	$27,883

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Broker-dealer credit facilities:
Uncommitted facility	$428	$405	$1,458	$1,335
Committed facility (1)	—	2	—	33
Revolving credit facility	60	—	212	—
	$488	$407	$1,670	$1,368

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

	At September 30, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	4.27%	$566,000	$144,660
		$566,000	$144,660

	At December 31, 2017
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	3.86%	$543,000	$205,677
		$543,000	$205,677

(2)   Outstanding borrowings were included with receivable from/ payable to broker-dealers and clearing organization within the condensed consolidated statements of financial condition.

Interest expense in relation to the facilities was approximately $1.5 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $5.0 million and $4.8 million for the nine months ended September 30, 2018, and 2017.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restate Credit Agreement	December 2021	5.09%	$400,000	$(360)	$(7,267)	$392,373
Senior secured Second Lien Notes	June 2022	6.75%	500,000	—	(19,099)	480,901
SBI bonds	January 2020	5.00%	30,783	—	(30)	30,753
			$930,783	$(360)	$(26,396)	$904,027

		At December 31, 2017
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restate Credit Agreement	December 2021	5.13%	$900,000	$(999)	$(18,504)	$880,497
Senior secured Second Lien Notes	June 2022	6.75%	500,000	—	(22,961)	477,039
SBI bonds	January 2020	5.00%	31,059	—	(47)	31,012
			$1,431,059	$(999)	$(41,512)	$1,388,548

Fourth Amended and Restated Credit Agreement

To finance the Acquisition, on June 30, 2017, Virtu Financial and VFH Parent LLC (“VFH”) entered into a fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing Credit Agreement, and upon the closing of the Acquisition of KCG, provided for an aggregate $1.15 billion of first lien secured term loans (the “Term Loan Facility”).

For the nine months ended September 30, 2018, $500.0 million of prepayments were made under the Fourth Amended and Restated Credit Agreement, for an aggregate total of $750.0 million of principal prepayments under the Term Loan Facility since its closing. As a result of these prepayments, the total principal outstanding under the senior secured credit facility is $400.0 million. VFH also entered into a repricing transaction during January 2018 to reprice the senior secured term loans under the Fourth Amended and Restated Credit Agreement at LIBOR plus 3.25%, and another repricing transaction during September 2018 to reprice such senior secured term loans at LIBOR plus 2.75%. In connection with the debt refinancing and the debt prepayment, the Company accelerated approximately $11.7 million for unamortized financing costs incurred that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, which is included within debt issue cost related to debt refinancing in the consolidated statements of comprehensive income.

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

Senior Secured Second Lien Notes

To finance the Acquisition of KCG, on June 16, 2017, the Escrow Issuer and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Notes were issued under an Indenture, dated June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as trustee and collateral agent.

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantees the Fourth Amended and Restated Credit Agreement.

The Indenture imposes certain limitations on the Company, and contains certain customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on the Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. The gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the Closing Date and were used to finance, in part, the Acquisition of KCG, and to repay certain indebtedness of the Company and KCG. (See Note 3 “Acquisition of KCG Holdings, Inc.” for further details).

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial assets and liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($30.8 million) as of September 30, 2018 and ¥3.5 billion ($31.1 million) as of December 31, 2017. The Company recorded losses of $0.9 million and $0.3 million due to the change in currency rates during the three and nine months ended September 30, 2018. Losses due to the change in currency rates were immaterial for the three and nine months ended September 30, 2017.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2018
2018	$—
2019	—
2020	30,783
2021 and thereafter	900,000
Total principal of long-term borrowings	$930,783

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

There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2018 and 2017.

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2018:

	September 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$814,667	$1,286,236	$—	$—	$2,100,903
U.S. and Non-U.S. government obligations	92,965	21,375	—	—	114,340
Corporate Bonds	—	68,965	—	—	68,965
Exchange traded notes	13,042	48,369	—	—	61,411
Currency forwards	—	1,929,452	—	(1,901,746)	27,706
Options	799	—	—	—	799
	921,473	3,354,397	—	(1,901,746)	2,374,124

Financial instruments owned, pledged as collateral:
Equity securities	$386,731	$155,357	$—	$—	$542,088
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	2,790	7,751	—	—	10,541
	389,521	163,108	—	—	552,629

Other Assets
Equity investment	$—	$—	$40,243	$—	$40,243
Exchange stock	2,132	—	—	—	2,132
	2,132	—	40,243	—	42,375

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,092,602	$1,162,905	$—	$—	$2,255,507
U.S. and Non-U.S. government obligations	82,916	1,227	—	—	84,143
Corporate Bonds	—	37,865	—	—	37,865
Exchange traded notes	874	19,012	—	—	19,886
Currency forwards	—	1,942,686	—	(1,942,686)	—
Options	693	—	—	—	693
	$1,177,085	$3,163,695	$—	$(1,942,686)	$2,398,094

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2017:

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$758,596	$1,167,995	$—	$—	$1,926,591
Non-U.S. government obligations	5,968	16,815	—	—	22,783
Corporate Bonds	—	60,975	—	—	60,975
Exchange traded notes	13,576	68,819	—	—	82,395
Currency forwards	—	2,045,487	—	(2,027,697)	17,790
Options	7,045	—	—	—	7,045
	$785,185	$3,360,091	$—	$(2,027,697)	$2,117,579
Financial instruments owned, pledged as collateral:
Equity securities	$410,670	$175,581	$—	$—	$586,251
U.S. and Non-U.S. government obligations	99	—	—	—	99
Exchange traded notes	82	8,611	—	—	8,693
	$410,851	$184,192	$—	$—	$595,043
Other Assets
Equity investment	$—	$—	$40,588	$—	$40,588
Exchange stock	1,952	—	—	—	1,952
Other(1)	—	55,824	—	—	55,824
	$1,952	$55,824	$40,588	$—	$98,364
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$847,816	$1,355,616	$—	$—	$2,203,432
U.S. and Non-U.S. government obligations	18,940	12,481	—	—	31,421
Corporate Bonds	—	81,118	—	—	81,118
Exchange traded notes	1,514	54,248	—	—	55,762
Currency forwards	—	2,032,017	—	(2,024,991)	7,026
Options	5,839	—	—	—	5,839
	$874,109	$3,535,480	$—	$(2,024,991)	$2,384,598
(1) Other primarily consists of a $55.8 million receivable from Bats related to the sale of KCG Hotspot.

SBI Investment

As of September 30, 2018, the fair value of SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 14x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at September 30, 2018 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in other, net in the condensed consolidated statements of comprehensive income.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2018:

	September 30, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$415,933	$415,933	$415,933	$—	$—
Securities borrowed	1,305,789	1,305,789	—	1,305,789	—
Securities purchased under agreements to resell	10,014	10,014	—	10,014	—
Receivables from broker dealers and clearing organizations	1,115,764	1,115,764	225,274	890,490	—
Total Assets	$2,847,500	$2,847,500	$641,207	$2,206,293	$—

Liabilities
Short-term borrowings	$14,567	$14,567	$—	$14,567	$—
Long-term borrowings	904,027	950,685	—	950,685	—
Securities loaned	800,145	800,145	—	800,145	—
Securities sold under agreements to repurchase	301,238	301,238	—	301,238	—
Payables to broker dealer and clearing organizations	952,343	952,343	277,486	674,859	—
Total Liabilities	$2,972,320	$3,018,978	$277,486	$2,741,494	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2017:

	December 31, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$532,887	$532,887	$532,887	$—	$—
Securities borrowed	1,471,172	1,471,172	—	1,471,172	—
Receivables from broker dealers and clearing organizations	972,018	972,018	36,513	935,505	—
Total Assets	$2,976,077	$2,976,077	$569,400	$2,406,677	$—

Liabilities
Short-term borrowings	$27,883	$27,883	$—	$27,883	$—
Long-term borrowings	1,388,548	1,465,489	—	1,465,489	—
Securities loaned	754,687	754,687	—	754,687	—
Securities sold under agreements to repurchase	390,642	390,642	—	390,642	—
Payables to broker dealer and clearing organizations	716,205	716,205	2,925	713,280	—
Total Liabilities	$3,277,965	$3,354,906	$2,925	$3,351,981	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2018
(in thousands)	December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	September 30, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$(345)	$—	$—	$40,243	$(345)
Total	$40,588	$—	$(345)	$—	$—	$40,243	$(345)

	Nine Months Ended September 30, 2017
(in thousands)	December 31, 2016	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	September 30, 2017	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2017
Assets
Other assets:
Equity investment	$36,031	$—	$1,232	$—	$—	$37,263	$1,232
Other	—	3,000	—	—	—	3,000	—
Total	$36,031	$3,000	$1,232	$—	$—	$40,263	$1,232

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,305,789	$—	$1,305,789	$(1,268,772)	$(6,195)	$30,822
Securities purchased under agreements to resell	10,014	—	10,014	(9,993)	(21)	—
Trading assets, at fair value:
Currency forwards	1,929,452	(1,901,746)	27,706	—	—	27,706
Options	799	—	799	(799)	—	—
Total	$3,246,054	$(1,901,746)	$1,344,308	$(1,279,564)	$(6,216)	$58,528

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$800,145	$—	$800,145	$(786,922)	$(6,195)	$7,028
Securities sold under agreements to repurchase	301,238	—	$301,238	(301,220)	(21)	(3)
Trading liabilities, at fair value:
Currency forwards	1,942,686	(1,942,686)	—	—		—
Options	693	—	693	(693)	—	—
Total	$3,044,762	$(1,942,686)	$1,102,076	$(1,088,835)	$(6,216)	$7,025

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,471,172	$—	$1,471,172	$(1,418,672)	$(13,318)	$39,182
Trading assets, at fair value:
Currency forwards	2,045,487	(2,027,697)	17,790	—	—	17,790
Options	7,045	—	7,045	(45)	—	7,000
Total	$3,523,704	$(2,027,697)	$1,496,007	$(1,418,717)	$(13,318)	$63,972

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$754,687	$—	$754,687	$(737,731)	$(10,776)	$6,180
Securities sold under agreements to repurchase	390,642	—	390,642	(390,642)	—	—
Trading liabilities, at fair value:
Currency forwards	2,032,017	(2,024,991)	7,026	—		7,026
Options	5,839	—	5,839	(56)	—	5,783
Total	$3,183,185	$(2,024,991)	$1,158,194	$(1,128,429)	$(10,776)	$18,989

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	September 30, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Repurchase agreements:
Equity securities	$—	$65,000	$40,000	$160,000	$265,000
U.S. and Non-U.S. government obligations	36,238	—	—	—	36,238
Total	$36,238	$65,000	$40,000	$160,000	$301,238

Securities lending transactions:
Equity securities	$800,145	$—	$—	$—	$800,145
Total	$800,145	$—	$—	$—	$800,145

	December 31, 2017
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Repurchase agreements:
Equity securities	$—	$100,000	$90,000	$200,000	$390,000
U.S. and Non-U.S. government obligations	642	—	—	—	642
Total	$642	$100,000	$90,000	$200,000	$390,642

Securities lending transactions:
Equity securities	$754,687	$—	$—	$—	$754,687
Total	$754,687	$—	$—	$—	$754,687

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2018 and December 31, 2017:

(in thousands)		September 30, 2018		December 31, 2017
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker dealers and clearing organizations	$16,357	$3,398,419	$(505)	$1,985,770
Commodity futures	Receivables from broker dealers and clearing organizations	225,449	12,830,011	971	21,231,001
Currency futures	Receivables from broker dealers and clearing organizations	21,986	2,672,739	26,548	3,994,412
Fixed income futures	Receivables from broker dealers and clearing organizations	—	34,186	73	44,395
Options	Financial instruments owned	799	139,046	7,045	682,369
Currency forwards	Financial instruments owned	1,929,452	138,790,533	2,045,487	124,000,221

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker dealers and clearing organizations	$(1,687)	$127,500	$(575)	$142,658
Commodity futures	Payables to broker dealers and clearing organizations	(276,827)	6,058,850	(1,602)	130,042
Currency futures	Payables to broker dealers and clearing organizations	359	2,566,892	(13,947)	7,756,958

Fixed income futures	Payables to broker dealers and clearing organizations	1,039	54,534	(1)	2,584
Options	Financial instruments sold, not yet purchased	693	140,079	5,839	681,147
Currency forwards	Financial instruments sold, not yet purchased	1,942,686	138,797,150	2,032,017	123,993,234

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	—	—	(514)	16,115

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instrument under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2018	2017	2018	2017
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$103,950	$35,097	$(325,556)	$249,274
Currency forwards	Trading income, net	(47,882)	8,950	148,706	3,135
Options	Trading income, net	1,161	21,120	(7,575)	21,119
Others	Trading income, net	—	125	—	—
		$57,229	$65,292	$(184,425)	$273,528

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$699	$19	$855	$19

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s reportable segments, as well as disaggregation of the Company’s revenues by services and geographic region, for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contract with Customers:
Commissions, net	$6,587	$33,332	$—	$39,919
Technology services	—	333	—	333
Total revenue from contract with customers	6,587	33,665	—	40,252

Other sources of revenue	257,783	541	(3,453)	254,871

Total Revenues	264,370	34,206	(3,453)	295,123

Timing of revenue recognition:
Services transferred at a point in time	264,370	33,873	(3,453)	294,790
Services transferred over time	—	333	—	333
Total Revenues	$264,370	$34,206	$(3,453)	$295,123

	Nine Months Ended September 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contract with Customers:
Commissions, net	$21,886	$113,786	$—	$135,672
Technology services	—	4,989	—	4,989
Total revenue from contract with customers	21,886	118,775	—	140,661

Other sources of revenue	962,715	339,984	(5,057)	1,297,642

Total Revenues	984,601	458,759	(5,057)	1,438,303

Timing of revenue recognition:
Services transferred at a point in time	984,601	453,770	(5,057)	1,433,314
Services transferred over time	—	4,989	—	4,989
Total Revenues	$984,601	$458,759	$(5,057)	$1,438,303

Information on Remaining Performance Obligations and Revenue Recognized

As of September 30, 2018, the aggregate amount of the transaction price allocated to the performance obligations relating to Technology Services revenues that are unsatisfied (or partially unsatisfied) was not material.

Contract Assets and Contract Liabilities

The timing of the revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized prior to payment, and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received prior to the time at which the satisfaction of the service obligation occurs. We had receivables related to revenues from contracts with customers of $1.7 million and $7.1 million as of September 30, 2018 and December 31, 2017, respectively.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2018 and 2017, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $13.8 million and 46.9%, and $(6.5) million and 14.0% for the three months ended September 30, 2018 and 2017, respectively, and $75.3 million and 13.8%, and $(2.9) million and 16.7% for the nine months ended September 30, 2018 and 2017, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the condensed consolidated statements of financial condition at September 30, 2018 and December 31, 2017 are current income tax receivables of $40.7 million and $115.2 million, respectively. The balance at September 30, 2018 primarily comprises income taxes due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes, and the balance at December 31, 2017 primarily comprises the income tax benefit of KCG net operating losses that were generated prior to the Acquisition of KCG and are eligible to be carried back by the Company. Included in Accounts payable and accrued expenses and other liabilities on the condensed consolidated statements of financial condition at September 30, 2018 and December 31, 2017 are current tax liabilities of $16.0 million and $7.6 million, respectively. The balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The Company’s deferred tax asset at September 30, 2018 and December 31, 2017 includes an alternative minimum tax credit carryforward of $0.6 million and $0.6 million, respectively, which can be either refunded over a period of years or applied against future income tax liability pursuant to the 2017 Tax Act. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at September 30, 2018 and December 31, 2017 of $231.8 million and $231.8 million, respectively, and has recorded a related deferred tax asset of $43.5 million and $43.5 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at September 30, 2018 and December 31, 2017 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2018 and December 31, 2017 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2018, the Company’s tax years for 2013 through 2017 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the Acquisition of KCG, the Company has assumed any KCG tax exposures. KCG is currently subject to U.S. federal income tax examinations for 2013 through 2017, and to non-U.S. income tax examinations for the tax years 2007 through 2017. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2017. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The 2017 Tax Act was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. As of December 31, 2017, the Company recorded a reduction of its deferred tax assets for the impact of the 2017 Tax Act of approximately $90.6 million, which was primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. During the first three quarters of 2018, the Company did not make any further adjustments due to the 2017 Tax Act. The Company has completed its determination of the accounting implications of the 2017 Tax act on its tax balances.

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

The Company is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million). The Company has fully reserved for the monetary penalty as of September 30, 2018 and anticipates paying the fine during the year ended December 31, 2018.

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

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into non-voting common interest units. As of September 30, 2018 and December 31, 2017, respectively, there were 9,012,000 and 12,301,067 non-voting common interest units outstanding, respectively, and 3,289,067 and 1,466,484 non-voting common interest units and corresponding Class C common stock were exchanged into Class A common stock, forfeited or repurchased during the nine months ended September 30, 2018 and 2017, respectively.

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

On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.4 million shares of Class A common stock and common units for approximately $61.9 million. The Company now has approximately $38.1 million remaining capacity for future purchases of shares of Class A common stock and common units under the program.

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

Employee Exchanges

During the nine months ended September 30, 2018 and 2017, respectively, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial common units, certain current and former employees elected to exchange 3,508,217 and 1,146,315 units, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A common stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition, the Company holds approximately 56.6% interest in Virtu Financial at September 30, 2018.

17. Share-based Compensation

 Pursuant to 2015 Management Incentive Plan as described in Note 16 "Capital Structure", and in connection with the IPO, non-qualified stock options to purchase shares of Class A common stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the nine months ended September 30, 2018 and 2017:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(401,000)	—	—	—	—
At September 30, 2017	7,833,000	$19.00	7.55	3,916,500	$19.00

At December 31, 2017	7,783,000	$19.00	7.29	3,891,500	$19.00
Granted	—	—	—	—	—
Exercised	(4,086,558)	19.00	—	(4,086,558)	19.00
Forfeited or expired	(83,750)	—	—	—	—
At September 30, 2018	3,612,692	$19.00	6.55	1,741,942	$19.00

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

The Company recognized $1.4 million and $1.4 million for the three months ended September 30, 2018, and 2017, respectively, and $4.2 million and $4.2 million for the nine months ended September 30, 2018, and 2017, respectively, of compensation expense in relation to the stock options issued and outstanding. As of September 30, 2018 and December 31, 2017, total unrecognized share-based compensation expense related to unvested stock options was $3.1 million and $7.5 million, respectively, and these amounts are to be recognized over a weighted average period of 0.6 and 1.3 years, respectively.

Class A common stock and Restricted Stock Units

Pursuant to the 2015 Management Incentive Plan as described in Note 16 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A common stock and restricted stock units were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A common stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight line basis over the vesting period. For the nine months ended September 30, 2018, there were 594,536 shares of immediately vested Class A common stock granted as part of 2017 year-end compensation, with a fair value of $11.3 million which was recorded as an increase to the condensed consolidated statements of changes in equity. In addition, the Company accrued compensation expense of $2.5 million and $0.0 million for the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $9.4 million for the nine months ended September 30, 2018 and 2017, respectively, related to immediately vested Class A common stock expected to be awarded as part of year-end incentive compensation, which was included in employee compensation and payroll taxes on the condensed consolidated statements of comprehensive income and accounts payable and accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

The following table summarizes activity related to the RSUs:

	Number of Shares	Weighted Average Fair Value
At December 31, 2016	1,573,441	$18.28
Granted	34,825	17.95
Forfeited	(212,729)	18.46
Vested	(58,536)	19.22
At September 30, 2017	1,337,001	18.21

At December 31, 2017	853,047	17.94
Granted	1,265,899	20.89
Forfeited	(127,493)	18.30
Vested	(83,942)	18.25
At September 30, 2018	1,907,511	$19.86

The Company recognized $4.6 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $13.1 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively, of compensation expense in relation to the restricted stock units. As of September 30, 2018 and December 31, 2017, total unrecognized share-based compensation expense related to unvested RSUs was $25.0 million and $14.3 million, respectively, and this amount is to be recognized over a weighted average period of 1.1 and 1.5 years, respectively.

18. Regulatory Requirement

As of September 30, 2018 and December 31, 2017, broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the three broker-dealers. Pursuant to NYSE and NYSE MKT (formerly NYSE Amex) rules, VAL was also required to maintain $3.1 million and $4.1 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2018 and December 31, 2017, respectively. The required amount is determined under the exchange rules as the greater of $1 million or 15% of the market value of 60 trading units for each symbol in which the broker-dealer subsidiary is registered as the DMM. This DMM business was transferred from VFCM to VAL during the second quarter of 2018.

The regulatory capital and regulatory capital requirements of these subsidiaries as of September 30, 2018 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$337,534	$4,086	$333,448
Virtu Financial BD LLC	82,546	1,000	81,546
Virtu Financial Capital Markets LLC	9,020	1,000	8,020

The regulatory capital and regulatory capital requirements of these subsidiaries as of December 31, 2017 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$379,875	$1,000	$378,875
Virtu Financial BD LLC	40,683	1,000	39,683
Virtu Financial Capital Markets LLC	8,308	5,114	3,194

19. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
United States	$245,631	$218,042	$1,266,047	$399,361
Ireland	21,938	17,874	60,563	79,129
United Kingdom	479	10,485	15,324	10,485
Singapore	26,921	22,601	95,757	72,210
Others	154	2,284	612	2,276
Total revenues	$295,123	$271,286	$1,438,303	$563,461

Prior to the Acquisition of KCG, the Company was managed and operated as one business, and, accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has three operating segments: (i) Market Making; (ii) Execution Services; and (iii) Corporate.

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2018 and 2017 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2018:
Total revenue	$264,370	$34,206	$(3,453)	$295,123
Income before income taxes and noncontrolling interest	39,744	129	(10,448)	29,425

2017:
Total revenue	228,582	39,077	3,627	271,286
Income (loss) before income taxes and noncontrolling interest	(19,322)	(6,017)	(21,156)	(46,495)
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

The Company's Pre-tax earnings by segment for the nine months ended September 30, 2018 and 2017 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2018
Total revenue	$984,601	$458,759	$(5,057)	$1,438,303
Income before income taxes and noncontrolling interest	262,910	331,703	(47,028)	547,585

2017
Total revenue	514,823	44,964	3,674	563,461
Income (loss) before income taxes and noncontrolling interest	17,241	(4,913)	(29,749)	(17,421)
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

20. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2018, and December 31, 2017 the Company had a payable of $3.7 million and a receivable of $0.1 million to its affiliates, respectively.

The Company conducts securities lending transactions with Industrial and Commercial Bank of China (“ICBC”), which is partially owned by Temasek and its affiliates. As of September 30, 2018, the Company had a securities loaned contract of $0.4 million with ICBC. The Company had a securities borrowed contract of $23.1 million and a securities loaned contract of $1.1 million outstanding with ICBC as of December 31, 2017.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, to Level 3 for these services.
The Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek and its affiliates have a significant ownership interest in Dell. The Company paid $0.5 million for the three months ended September 30, 2017, and $0.8 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively, to Dell for these purchases and leases.

The Company purchases market data and software licenses from affiliates of Markit Group Holdings Limited (“MarkIt”). Temasek and its affiliates have a significant ownership interest in MarkIt. For the three and nine months ended September 30, 2018, the amounts paid to MarkIt for these services were immaterial and $0.4 million, respectively. The amount paid to MarkIt was immaterial for the three and nine months ended September 30, 2017.

The Company has held a minority interest in SBI since 2016 (See Note 11 "Financial Assets and Liabilities"). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $1.5 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $6.2 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (See Note 2, “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the condensed consolidated statements of comprehensive income. The Company made payments of $3.0 million and $0.2 million to the JVs for the three months ended September 30, 2018 and 2017, respectively, and $13.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

21. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On November 6, 2018, the Company’s board of directors declared a dividend of $0.24 per share of Class A common stock and Class B common stock and per Restricted Stock Unit that will be paid on December 14, 2018 to holders of record as of November 30, 2018.

On November 6, 2018, the Company and Investment Technology Group, Inc. ("ITG") entered into a definitive agreement (the “ITG Merger Agreement”) whereby the Company will acquire ITG in a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion (the “ITG Acquisition”). The ITG Acquisition is expected to close during the first half of 2019 after receipt of all required regulatory approvals and ITG shareholder approval. The Company intends to finance the ITG Acquisition solely with debt financing (collectively with the ITG Acquisition and related transactions, the “ITG Transactions”) and has entered into a debt commitment letter with Jefferies Finance LLC and Royal Bank of Canada for gross new borrowings of $1.5 billion, the proceeds of which will be used to pay the merger consideration and related fees and to refinance the Company’s existing first lien term loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2018 and 2017 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the "Company") for the three and nine months ended September 30, 2018 and 2017. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

•
the risk that we may encounter significant difficulties or delays in integrating the KCG business with ours and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;

•	the assumption of potential liabilities relating to KCG’s business;

•	the timely completion, or completion at all, of the ITG Transactions;

•	the effect of the Acquisition of ITG on existing business relationships, operating results, and ongoing business operations generally,

•	the significant costs and significant indebtedness that we intend to incur in connection with the Acquisition of ITG, and the integration of ITG into our business;

•
the risk that we may encounter significant difficulties or delays in integrating the ITG business with ours and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;

•	the assumption of potential liabilities and risks relating to ITG's business;

•	capacity constraints, system failures, and delays;

•	dependence on third party infrastructure or systems;

•	use of open source software;

•	failure to protect or enforce our intellectual property rights in our proprietary technology;

•	risks associated with international operations and expansion, including failed acquisitions or dispositions;

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

Basis of Preparation

Our condensed consolidated financial statements for the three and nine months ended September 30, 2018 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 "Organization and Basis of Presentation" and in Note 3 “Acquisition of KCG Holdings Inc.” of Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this quarterly report on Form 10-Q, we have accounted for the acquisition of KCG Holdings, Inc. ("Acquisition of KCG") under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017 (the "Closing Date"), were recorded at their respective fair values and added to the carrying values of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition of KCG reflect KCG's and our balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As we are the accounting acquirer, the financial results for the three and nine months ended September 30, 2018 comprise our results and the results of KCG for the three and nine months ended September 30, 2018. All periods prior to the Closing Date comprise solely our results.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2018, options to purchase 1,528,750 shares in the aggregate were forfeited and 4,049,058 options were exercised.  The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units will be recognized on a straight line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial LLC (“Virtu Financial”) except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statement of Financial Condition in the amount of $24.6 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statement of Financial Condition in the amount of $177.0 million and tax receivable agreement obligation in the amount of $199.3 million, in each case as described in greater detail in Note 6 "Tax Receivable Agreements" of Part I "Financial Information" of this quarterly report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Condensed Consolidated Statement of Financial Condition; and (iv) provision for corporate income tax in the amount of $0.5 million and $56.5 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018, respectively.

Components of Our Results of Operations

The following table shows the i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by operating segment for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2018	2017	2018	2017
Total revenue	$264,370	$228,582	$984,601	$514,823
Total operating expenses	224,626	247,904	721,691	497,582
Income before income taxes and noncontrolling interest	39,744	(19,322)	262,910	17,241
Execution Services
Total revenue	34,206	39,077	458,759	44,964
Total operating expenses	34,077	45,094	127,056	49,877
Income before income taxes and noncontrolling interest	129	(6,017)	331,703	(4,913)
Corporate
Total revenue	(3,453)	3,627	(5,057)	3,674
Total operating expenses	6,995	24,783	41,971	33,423
Income before income taxes and noncontrolling interest	(10,448)	(21,156)	(47,028)	(29,749)
Consolidated
Total revenue	295,123	271,286	1,438,303	563,461
Total operating expenses	265,698	317,781	890,718	580,882
Income before income taxes and noncontrolling interest	$29,425	$(46,495)	$547,585	$(17,421)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Revenues:
Trading income, net	$235,699	$203,907	$900,454	$479,644
Interest and dividends income	21,451	20,430	61,337	30,933
Commissions, net and technology services	40,252	43,351	140,661	49,237
Other, net	(2,279)	3,598	335,851	3,647
Total revenue	295,123	271,286	1,438,303	563,461

Operating Expenses:
Brokerage, exchange and clearance fees, net	68,638	64,584	229,779	170,253
Communication and data processing	39,516	45,998	137,793	83,190
Employee compensation and payroll taxes	44,827	72,341	150,723	111,053
Payments for order flow	18,283	12,071	50,381	12,071
Interest and dividends expense	32,566	31,242	101,199	58,456
Operations and administrative	17,254	24,183	53,671	35,931
Depreciation and amortization	16,012	15,602	47,558	29,157
Amortization of purchased intangibles and acquired capitalized software	6,367	6,440	20,042	6,546
Termination of office leases	1,440	—	23,300	—
Debt issue cost related to debt refinancing and prepayment	3,347	4,869	11,727	9,351
Transaction advisory fees and expenses	(261)	15,677	8,985	24,188
Charges related to share based compensation at IPO	—	181	24	545
Financing interest expense on long-term borrowings	17,709	24,593	55,536	40,141
Total operating expenses	265,698	317,781	890,718	580,882
Income before income taxes and noncontrolling interest	29,425	(46,495)	547,585	(17,421)
Provision for income taxes	13,815	(6,505)	75,330	(2,918)
Net income	$15,610	$(39,990)	472,255	(14,503)

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

 Trading income, net. Trading income, net, represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following three categories: Americas Equities, Rest of World Equities, and Global FICC, options and other. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for 79.9% and 75.2% of our total revenues for the three months ended September 30, 2018, and 2017, respectively, and 62.6% and 85% for the nine months ended September 30, 2018 and 2017, respectively.

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

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of finite lived intangible assets acquired in connection with the acquisitions of certain assets from Nyenburgh Holding B.V., Teza Technologies (the "Teza Acquisition") and KCG, respectively. These assets are amortized over their useful lives, ranging from 1 to 15 years, except for certain assets which were categorized as having indefinite useful lives.

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

Charges related to share based compensation at IPO. At the consummation of the IPO and through the three and nine months ended September 30, 2018, we recognized non-cash compensation expenses in respect of the outstanding time-vested Class B interests of the Company and Class B interests of Virtu East MIP LLC, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 16, “Share-based compensation” of Part II, Item 8, “Financial Statements and Supplementary Data” of Form 10-K.

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

Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. The Company has completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals and recorded these amounts in our financial statements as of December 31, 2017. The Company recorded a deferred tax expense for the impact of the 2017 Tax Act of approximately $90.6 million, which is primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. During 2018, the Company did not make any adjustments due to the 2017 Tax Act. The Company has completed its determination of the accounting implications of the 2017 Tax act on its tax balances.

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

The following tables reconcile condensed consolidated statements of comprehensive income to arrive at EBITDA, Adjusted EBITDA, Adjusted Net Trading Income, and selected Operating Margins for the three and nine months ended September 30, 2018, and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Trading income, net to Adjusted Net Trading Income	2018	2017	2018	2017
Trading income, net	$235,699	$203,907	$900,454	$479,644
Interest and dividends income	21,451	20,430	61,337	30,933
Commissions, net and technology services	40,252	43,351	140,661	49,237
Brokerage, exchange and clearance fees, net	(68,638)	(64,584)	(229,779)	(170,253)
Payments for order flow	(18,283)	(12,071)	(50,381)	(12,071)
Interest and dividends expense	(32,566)	(31,242)	(101,199)	(58,456)
Adjusted Net Trading Income	$177,915	$159,791	$721,093	$319,034

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$15,610	$(39,990)	$472,255	$(14,503)
Financing interest expense on long-term borrowings	17,709	24,593	55,536	40,141
Debt issue cost related to debt refinancing	3,347	4,869	11,727	9,351
Depreciation and amortization	16,012	15,602	47,558	29,157
Amortization of purchased intangibles and acquired capitalized software	6,367	6,440	20,042	6,546
Provision for Income Taxes	13,815	(6,505)	75,330	(2,918)
EBITDA	$72,860	$5,009	$682,448	$67,774

Severance	1,291	9,295	7,625	10,172
Reserve for legal matters	1,620	—	2,020	(2,176)
Transaction advisory fees and expenses	(261)	15,677	8,985	24,188
Termination of office leases	1,440	1,811	23,300	1,811
Connectivity early termination	—	—	7,062	—
Gain on sale of business	2,339	—	(335,210)	—
Other, net	(60)	(300)	(641)	(289)
Write-down of assets	542	544	3,239	544
Acquisition related retention bonus	—	23,050	—	23,050
Share based compensation	7,091	2,270	20,213	17,102
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,425	1,336	4,356	4,134
Charges related to share based compensation awards at IPO	—	181	24	545
Adjusted EBITDA	$88,287	$58,873	$423,421	$146,855

Selected Operating Margins
Net Income Margin (1)	8.8%	(25.0)%	65.5%	(4.5)%
EBITDA Margin (2)	41.0%	3.1%	94.6%	21.2%
Adjusted EBITDA Margin (3)	49.6%	36.8%	58.7%	46.0%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$15,610	$(39,990)	$472,255	$(14,503)
Provision for income taxes	13,815	(6,505)	75,330	(2,918)
Income before income taxes	29,425	(46,495)	547,585	(17,421)

Amortization of purchased intangibles and acquired capitalized software	6,367	6,440	20,042	6,546
Financing interest expense related to KCG transaction	—	3,010	—	4,626
Debt issue cost related to debt refinancing	3,347	4,869	11,727	9,351
Severance	1,291	9,295	7,625	10,172
Reserve for legal matters	1,620	—	2,020	(2,176)
Transaction advisory fees and expenses	(261)	15,677	8,985	24,188
Termination of office leases	1,440	1,811	23,300	1,811
Connectivity early termination	—	—	7,062	—
Gain on sale of business	2,339	—	(335,210)	—
Write-down of assets	542	1,075	3,239	2,177
Acquisition related retention bonus	—	23,050	—	23,050
Other, net	(60)	(300)	(641)	(289)
Share based compensation	7,091	2,270	20,213	17,102
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,425	1,336	4,356	4,134
Charges related to share based compensation awards at IPO	—	181	24	545
Normalized Adjusted Net Income before income taxes	54,566	22,219	320,327	83,816
Normalized provision for income taxes (1)	12,550	8,221	73,671	31,012
Normalized Adjusted Net Income	$42,016	$13,998	$246,656	$52,804

Weighted Average Adjusted shares outstanding (2)	191,989,323	178,490,856	190,886,342	152,812,060

Normalized Adjusted EPS	$0.22	$0.08	$1.29	$0.35

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 23% for 2018 and 35.5% for 2017.

(2)
Assumes that (1) holders of all vested and unvested non-vesting common interest units in Virtu Financial ("Virtu Financial Units") (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the "Class C Common Stock"), have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the "Class D Common Stock")), have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the "Class B Common Stock") on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock, par value $0.00001 per share (the "Class A Common Stock") on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the 2015 Management Incentive Plan during the three and nine months ended September 30, 2018 and 2017.

The following tables reconcile trading income, net to Adjusted Net Trading Income by operating segment (in thousands) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$235,564	$135	$—	$235,699
Commissions, net and technology services	6,587	33,665	—	40,252
Interest and dividends income	21,320	110	21	21,451
Brokerage, exchange and clearance fees, net	(54,305)	(14,333)	—	(68,638)
Payments for order flow	(18,261)	(22)	—	(18,283)
Interest and dividends expense	(32,048)	(518)	—	(32,566)
Adjusted Net Trading Income	$158,857	$19,037	$21	$177,915

	Three Months Ended September 30, 2017
	Market Making	Execution Services	Corporate	Total
Trading income, net	$206,543	$(3,341)	$705	$203,907
Commissions, net and technology services	1,563	41,788	—	43,351
Interest and dividends income	20,056	103	271	20,430
Brokerage, exchange and clearance fees, net	(52,321)	(12,263)	—	(64,584)
Payments for order flow	(12,452)	381	—	(12,071)
Interest and dividends expense	(31,360)	1,561	(1,443)	(31,242)
Adjusted Net Trading Income	$132,029	$28,229	$(467)	$159,791

	Nine Months Ended September 30, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$899,902	$552	$—	$900,454
Commissions, net and technology services	21,886	118,775	—	140,661
Interest and dividends income	60,681	600	56	61,337
Brokerage, exchange and clearance fees, net	(183,171)	(46,608)	—	(229,779)
Payments for order flow	(50,284)	(97)	—	(50,381)
Interest and dividends expense	(100,002)	(1,197)	—	(101,199)
Adjusted Net Trading Income	$649,012	$72,025	$56	$721,093

	Nine Months Ended September 30, 2017
	Market Making	Execution Services	Corporate	Total
Trading income, net	$482,281	$(3,342)	$705	$479,644
Commissions, net and technology services	1,563	47,674	—	49,237
Interest and dividends income	30,558	104	271	30,933
Brokerage, exchange and clearance fees, net	(157,991)	(12,262)	—	(170,253)
Payments for order flow	(12,452)	381	—	(12,071)
Interest and dividends expense	(58,575)	1,562	(1,443)	(58,456)
Adjusted Net Trading Income	$285,384	$34,117	$(467)	$319,034

The following tables reconcile our Market Making segment trading income, net to Adjusted Net Trading Income by category for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$146,428	$34,372	$58,134	$(3,370)	$235,564
Commissions, net and technology services	6,469	—	118	—	6,587
Brokerage, exchange and clearance fees, net	(23,227)	(15,916)	(14,905)	(257)	(54,305)
Payments for order flow	(18,261)	—	—	—	(18,261)
Interest and dividends, net	(5,932)	(1,898)	(2,517)	(381)	(10,728)
Adjusted Net Trading Income	$105,477	$16,558	$40,830	$(4,008)	$158,857

	Three Months Ended September 30, 2017
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$122,161	$35,271	$48,055	$1,056	$206,543
Commissions, net and technology services	63	342	(84)	1,242	1,563
Brokerage, exchange and clearance fees, net	(22,528)	(15,487)	(13,552)	(754)	(52,321)
Payments for order flow	(12,014)	—	—	(438)	(12,452)
Interest and dividends, net	(5,095)	(3,131)	(2,213)	(865)	(11,304)
Adjusted Net Trading Income	$82,587	$16,995	$32,206	$241	$132,029

	Nine Months Ended September 30, 2018
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$586,224	$117,862	$195,959	$(143)	$899,902
Commissions, net and technology services	21,700	—	186	—	21,886
Brokerage, exchange and clearance fees, net	(92,986)	(43,878)	(43,755)	(2,552)	(183,171)
Payments for order flow	(50,284)	—	—	—	(50,284)
Interest and dividends, net	(21,117)	(7,030)	(9,014)	(2,160)	(39,321)
Adjusted Net Trading Income	$443,537	$66,954	$143,376	$(4,855)	$649,012

	Nine Months Ended September 30, 2017
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$217,403	$118,251	$147,541	$(914)	$482,281
Commissions, net and technology services	63	342	(84)	1,242	1,563
Brokerage, exchange and clearance fees, net	(61,569)	(50,882)	(43,934)	(1,606)	(157,991)
Payments for order flow	(12,014)	—	—	(438)	(12,452)
Interest and dividends, net	(9,295)	(10,268)	(6,376)	(2,078)	(28,017)
Adjusted Net Trading Income	$134,588	$57,443	$97,147	$(3,794)	$285,384

The following tables show our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by category for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$105,477	$82,587	27.7%
ROW Equities	16,558	16,995	(2.6)%
Global FICC, Options and Other	40,830	32,206	26.8%
Unallocated(1)	(4,008)	241	NM
Total Market Making	158,857	132,029	20.3%

Execution Services	19,037	28,229	(32.6)%

Corporate	21	(467)	NM

Adjusted Net Trading Income	$177,915	$159,791	11.3%

Average Daily	Three Months Ended September 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$1,674	$1,311	27.7%
ROW Equities	263	270	(2.6)%
Global FICC, Options and Other	648	511	26.8%
Unallocated(1)	(64)	4	NM
Total Market Making	2,521	2,096	20.3%

Execution Services	303	448	(32.5)%

Corporate	—	(8)	NM

Adjusted Net Trading Income	$2,824	$2,536	11.3%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$443,537	$134,588	229.6%
ROW Equities	66,954	57,443	16.6%
Global FICC, Options and Other	143,376	97,147	47.6%
Unallocated(1)	(4,855)	(3,794)	NM
Total Market Making	649,012	285,384	127.4%

Execution Services	72,025	34,117	111.1%

Corporate	56	(467)	NM

Adjusted Net Trading Income	$721,093	$319,034	126.0%

Average Daily	Nine Months Ended September 30,
Adjusted Net Trading Income by Category:	2018	2017	% Change
Market Making:
Americas Equities	$2,359	$716	229.6%
ROW Equities	356	306	16.6%
Global FICC, Options and Other	763	517	47.6%
Unallocated(1)	(26)	(21)	NM
Total Market Making	3,452	1,518	127.5%

Execution Services	383	181	111.1%

Corporate	—	(2)	NM

Adjusted Net Trading Income	$3,835	$1,697	126.0%

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total Revenues

Our total revenues increased $23.8 million, or 8.8%, to $295.1 million for the three months ended September 30, 2018, compared to $271.3 million for the three months ended September 30, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in increases in trading income, net, of $31.8 million and interest and dividends income of $1.0 million. These increases were partially offset by decreases in commissions, net and technology services of $3.1 million and other, net, of $5.9 million.

The following table shows the total revenues by operating segment for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
(in thousands, except for percentage)	2018	2017	% Change
Market Making
Trading income, net	$235,564	$206,542	14.1%
Interest and dividends income	21,320	20,056	6.3%
Commissions, net and technology services	6,587	1,563	321.4%
Other, net	899	421	113.5%
Total revenues from Market Making	$264,370	$228,582	15.7%

Execution Services
Trading income, net	$135	$(3,342)	NM
Interest and dividends income	110	104	5.8%
Commissions, net and technology services	33,665	41,788	(19.4)%
Other, net	296	527	(43.8)%
Total revenues from Execution Services	$34,206	$39,077	(12.5)%

Corporate
Trading income, net	$—	$707	(100.0)%
Interest and dividends income	21	270	(92.2)%
Commissions, net and technology services	—	—	NM
Other, net	(3,474)	2,650	NM
Total revenues from Corporate	$(3,453)	$3,627	NM

Consolidated
Trading income, net	$235,699	$203,907	15.6%
Interest and dividends income	21,451	20,430	5.0%
Commissions, net and technology services	40,252	43,351	(7.1)%
Other, net	(2,279)	3,598	NM
Total revenues	$295,123	$271,286	8.8%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $31.8 million, or 15.6%, to $235.7 million for the three months ended September 30, 2018, compared to $203.9 million for the three months ended September 30, 2017. The increase was primarily attributable to the Acquisition of KCG. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $1.0 million, or 5.0%, to $21.5 million for the three months ended September 30, 2018, compared to $20.4 million for the three months ended September 30, 2017. This increase was primarily attributable to the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $3.1 million, or 7.1%, to $40.3 million for the three months ended September 30, 2018, compared to $43.4 million for the three months ended September 30, 2017. The decrease was primarily due non-renewal of certain technology services contracts.

Other, net. Other, net revenues were primarily earned by our Corporate segment. Other, net was $(2.3) million for the three months ended September 30, 2018, compared to $3.6 million for the three months ended September 30, 2017. The decrease was primarily due to loss on sale of certain telecommunication assets to one of our joint ventures.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $18.1 million, or 11.3%, to $177.9 million for the three months ended September 30, 2018, compared to $159.8 million for the three months ended September 30, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $22.9 million, or 27.7%, from the Market Making segment for the three months ended September 30, 2018. The increase was partially offset by the decrease of $9.2 million, or 32.6%, from the Execution Services, primarily reflecting the sale of BondPoint and absence of its related revenues in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Adjusted Net Trading Income per day increased $0.3 million, or 11.3%, to $2.8 million for the three months ended September 30, 2018, compared to $2.5 million for the three months ended September 30, 2017. The number of trading days was 63 days for both the three months ended September 30, 2018 and 2017.

Operating Expenses

Our operating expenses decreased $52.1 million, or 16.4%, to $265.7 million for the three months ended September 30, 2018, compared to $317.8 million for the three months ended September 30, 2017. The decrease in operating expenses is primarily due to the Company's expense reduction initiatives.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $4.1 million, or 6.3%, to $68.6 million for the three months ended September 30, 2018, compared to $64.6 million for the three months ended September 30, 2017. This increase was primarily attributable to the larger volume we traded in Americas Equities instruments as a result of the Acquisition of KCG. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $6.5 million, or 14.1%, to $39.5 million for the three months ended September 30, 2018, compared to $46.0 million for the three months ended September 30, 2017. This decrease was primarily due to the reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $27.5 million, or 38.0%, to $44.8 million for the three months ended September 30, 2018, compared to $72.3 million for the three months ended September 30, 2017. The decrease in compensation levels was primarily attributable to the decreases in headcount subsequent to the Acquisition of KCG. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $6.2 million, and $1.6 million for the three months ended September 30, 2018, and 2017, respectively.

Payments for order flow. Payments for order flow increased $6.2 million, or 51.5%, to $18.3 million for the three months ended September 30, 2018, compared to $12.1 million for the three months ended September 30, 2017. This increase was attributable to the Acquisition of KCG. Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Interest and dividends expense. Interest and dividends expense increased $1.3 million, or 4.2%, to $32.6 million for the three months ended September 30, 2018, compared to $31.2 million for the three months ended September 30, 2017. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $6.9 million, or 28.7%, to $17.3 million for the three months ended September 30, 2018, compared to $24.2 million for the three months ended September 30, 2017. This decrease was primarily attributable to the cancellation of various legal and professional expenses as a result of an on-going effort to consolidate professional services.

Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 2.6%, to $16.0 million for the three months ended September 30, 2018, compared to $15.6 million for the three months ended September 30, 2017. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software was $6.4 million for the three months ended September 30, 2018, consistent with the three months ended September 30, 2017.

Termination of office leases. Termination of office leases expense was $1.4 million for the three months ended September 30, 2018. These charges reflect updated assumptions related to certain offices abandoned in prior periods as part of the effort of integration and consolidating office space in connection with the Acquisition of KCG. We did not incur such expenses during the three months ended September 30, 2017.

Debt issue cost related to debt refinancing. Debt issue costs related to debt refinancing decreased $1.5 million, or 31.3%, to $3.3 million for the three months ended September 30, 2018, compared to $4.9 million for the three months ended September 30, 2017. The decrease was primarily attributable to less acceleration of amortization of related debt issuance costs in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $15.9 million, or 101.7%, to $(0.3) million for the three months ended September 30, 2018, compared to $15.7 million for the three months ended September 30, 2017. The expense primarily represents lower non-recurring professional fees which had been incurred in the third quarter of 2017 related to the Acquisition of KCG.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.2 million from the three months ended September 30, 2017. There were no charges related to share-based compensation at IPO for the three months ended September 30, 2018, due to the fact that certain Class B and East MIP Class B interests became fully vested.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings decreased $6.9 million, or 28.0%, to $17.7 million, compared to $24.6 million for the three months ended September 30, 2018. This decrease was primarily attributable to the decrease in outstanding principal as a result from the refinancing of the senior secured first lien term loan and the offering of the Notes, as discussed in Note 10 "Borrowings" of Part I “Financial Information” of this quarterly report on Form 10-Q.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes increased $20.3 million, to $13.8 million for the three months ended September 30, 2018, compared to $(6.5) million for the three months ended September 30, 2017. The increase was primarily due to an increase in income before income taxes and noncontrolling interest.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Total Revenues

Our total revenues increased $874.8 million, or 155.3%, to $1.4 billion for the nine months ended September 30, 2018, compared to $563.5 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in trading income, net, of $420.8 million and an increase in other, net, of $332.2 million due to the sale of BondPoint.

The following table shows the total revenues by operating segment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2018	2017	% Change
Market Making
Trading income, net	$899,902	$482,281	86.6%
Interest and dividends income	60,681	30,558	98.6%
Commissions, net and technology services	21,886	1,563	NM
Other, net	2,132	421	406.4%
Total revenues from Market Making	$984,601	$514,823	91.3%

Execution Services
Trading income, net	$552	$(3,341)	NM
Interest and dividends income	600	104	476.9%
Commissions, net and technology services	118,775	47,674	149.1%
Other, net	338,832	527	NM
Total revenues from Execution Services	$458,759	$44,964	920.3%

Corporate
Trading income, net	$—	$704	(100.0)%
Interest and dividends income	56	271	(79.3)%
Commissions, net and technology services	—	—	NM
Other, net	(5,113)	2,699	NM
Total revenues from Corporate	$(5,057)	$3,674	NM

Consolidated
Trading income, net	$900,454	$479,644	87.7%
Interest and dividends income	61,337	30,933	98.3%
Commissions, net and technology services	140,661	49,237	185.7%
Other, net	335,851	3,647	NM
Total revenues	$1,438,303	$563,461	155.3%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $420.8 million, or 87.7%, to $900.5 million for the nine months ended September 30, 2018, compared to $479.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to the Acquisition of KCG. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $30.4 million, or 98.3%, to $61.3 million for the nine months ended September 30, 2018, compared to $30.9 million for the nine months ended September 30, 2017. This increase was primarily attributable to the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $91.4 million, or 185.7%, to $140.7 million for the nine months ended September 30, 2018, compared to $49.2 million for the nine months ended September 30, 2017. The increase was primarily due to the Acquisition of KCG, as well as agency fee revenues arising from new customers we on-boarded.

Other, net. Other, net revenues was primarily earned by our Execution Services segment. Other, net increased $332.2 million, or 9,109.0%, to $335.9 million for the nine months ended September 30, 2018, compared to $3.6 million for the nine months ended September 30, 2017. The increase was primarily due to the gain the sale of BondPoint of $337.6 million, as discussed in Note 4 “Sale of BondPoint” of Part I “Financial Information” of this quarterly report on Form 10-Q.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $402.1 million, or 126.0%, to $721.1 million for the nine months ended September 30, 2018, compared to $319.0 million for the nine months ended September 30, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $308.9 million, or 229.6%, from the Market Making segment, and an increase of $37.9 million, or 111.1%, from Execution Services. Adjusted Net Trading Income per day increased $2.1 million, or 126.0%, to $3.8 million for the nine months ended September 30, 2018, compared to $1.7 million for the nine months ended September 30, 2017. The number of trading days was 188 for both the nine months ended September 30, 2018, and 2017.

Operating Expenses

Our operating expenses increased $309.8 million, or 53.3%, to $890.7 million for the nine months ended September 30, 2018, compared to $580.9 million for the nine months ended September 30, 2017. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $59.5 million, communications and data processing of $54.6 million, employee compensation and payroll taxes of $39.7 million, payments for order flow of $38.3 million, interest and dividends expense of $42.7 million, operating and administrative expenses of $17.7 million, depreciation and amortization expense of $18.4 million, amortization of purchased intangible and acquired capitalized software of $13.5 million, termination of office leases of $23.3 million, financing interest expense on long term borrowings of $15.4 million, and debt issue cost related to debt refinancing of $2.4 million. These increases in operating expenses were partially offset by a decrease in transaction advisory fees and expenses of $15.2 million.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $59.5 million, or 35.0%, to $229.8 million for the nine months ended September 30, 2018, compared to $170.3 million for the nine months ended September 30, 2017. This increase was primarily attributable to the increases in market volume and volatility traded in Americas Equities instruments in which we make markets as a result of the Acquisition of KCG. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $54.6 million, or 65.6%, to $137.8 million for the nine months ended September 30, 2018, compared to $83.2 million for the nine months ended September 30, 2017. This increase was primarily due to the Acquisition of KCG, which brought on additional connections, co-location connectivity, market data and other subscriptions. The increase was partially offset by the reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $39.7 million, or 35.7%, to $150.7 million for the nine months ended September 30, 2018, compared to $111.1 million for the nine months ended September 30, 2017. The increase in compensation levels was primarily attributable to the increase in headcount as a result of the Acquisition of KCG. Employee compensation expense for the interim period is accrued in connection with the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. We have capitalized and therefore excluded employee compensation and benefits related to software development of $20.3 million, and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Payments for order flow. Payments for order flow, which we did not incur prior to the Acquisition of KCG, increased $38.3 million, or 317.4%, to $50.4 million for the nine months ended September 30, 2018, compared to $12.1 million for the nine months ended September 30, 2017, and were attributable to the Acquisition of KCG. Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix.

Interest and dividends expense. Interest and dividends expense increased $42.7 million, or 73.1%, to $101.2 million for the nine months ended September 30, 2018, compared to $58.5 million for the nine months ended September 30, 2017. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $17.7 million, or 49.4%, to $53.7 million for the nine months ended September 30, 2018, compared to $35.9 million for the nine months ended September 30, 2017. The increase was attributable to the Acquisition of KCG.

Depreciation and amortization. Depreciation and amortization increased $18.4 million, or 63.1%, to $47.6 million for the nine months ended September 30, 2018, compared to $29.2 million for the nine months ended September 30, 2017. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $13.5 million, or 206.2%, to $20.0 million for the nine months ended September 30, 2018, compared to $6.5 million for the nine months ended September 30, 2017. This increase was primarily due to additional intangible assets recognized as part of purchase price accounting for the acquisition of certain technology assets from Teza Technologies and the Acquisition of KCG in the amount of $2.0 million and $175.0 million, respectively.

Debt issue costs related to debt refinancing. Expense from debt issue costs related to debt refinancing increased $2.4 million, or 25.4%, to $11.7 million for the nine months ended September 30, 2018, compared to $9.4 million for the nine months ended September 30, 2017. The increase reflects higher prepayments made on long-term debt during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily $276 million in the first quarter of 2018, leading to higher accelerated amortization of the related debt issuance costs.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $15.2 million, or 62.9%, to $9.0 million for the nine months ended September 30, 2018, compared to $24.2 million for the nine months ended September 30, 2017. The decrease primarily represents lower non-recurring professional fees compared to those which had been incurred in the third quarter of 2017 related to the Acquisition of KCG.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.5 million, or 95.6%, to $0.0 million for the nine months ended September 30, 2018, compared to $0.5 million for the nine months ended September 30, 2017. The decrease was primarily attributable to the completed time vesting of the Class B and East MIP Class B interests in 2018.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $15.4 million, or 38.4%, to $55.5 million for the nine months ended September 30, 2018, compared to $40.1 million for the nine months ended September 30, 2017. This increase was due to the refinancing of the senior secured first lien term loan and the offering of the senior secured second lien notes, as discussed in Note 10 “Borrowings” of Part I “Financial Information” of this quarterly report on Form 10-Q. The increase in financing interest expense was primarily attributable to higher outstanding borrowings during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. As such, provision for (benefit from) income taxes increased $78.2 million, or 2,681.6%, to $75.3 million for the nine months ended September 30, 2018, compared to $(2.9) million for the nine months ended September 30, 2017. The increase in provision for income taxes was primarily attributable to the increase in income before income taxes and noncontrolling interest.

Liquidity and Capital Resources

General

As of September 30, 2018, we had $415.9 million in cash and cash equivalents. These balances are maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2018, we had borrowings under our short-term credit facilities of approximately $144.7 million, borrowing under broker dealer facilities of $17.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $930.8 million. As of September 30, 2018, our regulatory capital requirements for domestic U.S. subsidiaries were $6.1 million, in aggregate.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A common stock or Class B common stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 6 “Tax Receivable Agreements” to the condensed consolidated financial statements included in Part I "Financial Information" of this quarterly report on Form 10-Q are expected to range from approximately $3.6 million to $16.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017 and our second payment of $12.3 million in September 2018. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from the cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

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

Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 "Borrowings" of Part I “Financial Information” of this quarterly report on Form 10-Q for details on the Company’s various credit facilities. As of September 30, 2018, the outstanding principal balance on our broker-dealer facilities was $17.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $144.7 million, which was netted within receivables from broker dealers and clearing organizations on the condensed consolidated statement of financial condition of Part I “Financial Information” of this quarterly report on Form 10-Q.

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

The term loans outstanding under the Fourth Amended and Restated Credit Agreement bear interest:

•
at VFH’s option, at either (a) the greatest of (i) the prime rate in effect, (ii) the NYFRB rate plus 0.50%, (iii) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00%, and (iv) 2.00% plus, in each case, 2.75% per annum (reduced to 2.25% per annum after the repricing transaction in January 2018 and reduced to 1.75% after the repricing transaction in September 2018); or (b) the greater of (i) an adjusted LIBOR rate for the interest period in effect and (ii) 1.00% plus, in each case, 3.75% per annum (reduced to 3.25% per annum after the repricing transaction in January 2018 and reduced to 2.75% after the repricing transaction in September 2018).

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

We were in compliance with all applicable covenants under the Fourth Amended and Restated Credit Agreement as of September 30, 2018.

As of November 8, 2018, we have made total prepayments in the amount of $750.0 million under the Fourth Amended and Restated Credit Agreement.

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

We were in compliance with all applicable covenants under the indenture governing our Notes as of September 30, 2018.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2018, and 2017.

	Nine Months Ended September 30,
Net cash provided by (used in):	2018	2017
Operating activities	$313,511	$215,771
Investing activities	363,646	(826,458)
Financing activities	(790,398)	980,151
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,713)	8,300
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(116,954)	$377,764

Operating Activities

Net cash provided by operating activities was $313.5 million for the nine months ended September 30, 2018, compared to $215.8 million for the nine months ended September 30, 2017. The increase of $97.7 million in net cash provided by operating activities was primarily attributable to the Acquisition of KCG, which significantly increased our trading capital.

Investing Activities

Net cash provided by investing activities was $363.6 million for the nine months ended September 30, 2018, compared to net cash used of $826.5 million for the nine months ended September 30, 2017. The increase of $1.2 billion was primarily attributable to the net cash provided by the proceeds received from the sale of BondPoint, see Note 4 "Sale of BondPoint" of Part I “Financial Information” of this quarterly report on Form 10-Q.

Financing Activities

Net cash used in financing activities was $790.4 million for the nine months ended September 30, 2018, while net cash provided by financing activities was $1.0 billion for the nine months ended September 30, 2017. The decrease in cash provided of $1.8 billion compared to the prior year was primarily attributable to the $1.1 billion proceeds from long term borrowings during the nine months ended September 30, 2017, compared to financing cash outflows during the nine months ended September 30, 2018, including repayments of our senior secured credit facility of $500 million.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Inflation

We believe inflation has not had a material effect on our financial condition, results of operations, or cash flows for the three and nine months ended September 30, 2018 and 2017.

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

When performing an impairment test, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances, including general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets, industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development, cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows, overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-

specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation. If, after assessing the totality of such events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.

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

We test goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment test as of July 1, 2018, we performed a qualitative assessment as described in ASC 350-20-35 (as described above) for each reporting unit. No impairment of goodwill was identified.

We amortize finite-lived intangible assets over their estimated useful lives. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2018 and December 31, 2017 was $2.9 billion and $2.7 billion, respectively, in long positions and$2.4 billion and $2.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our condensed consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

The potential change in fair value is estimated to be a gain of $6.3 million using a hypothetical 10% increase in equity prices as of September 30, 2018, and an estimated loss of $4.4 million using a hypothetical 10% decrease in equity prices at September 30, 2018. These estimates take into account the offsetting effect of such hypothetical price movements on the fair value of short positions against long positions, the effect on the fair value of options, futures, nonlinear positions and leverage as well as assumed correlations with non-equity asset classes, such as fixed income, commodities and foreign exchange. The Company relies on internally developed systems in order to model and calculate stress risks to a variety of different scenarios.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 15 "Commitments, Contingencies and Guarantees" to the Company’s Condensed Consolidated Financial Statements included in Part I “Financial Information”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk factors” in our 2017 Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018 other than those set forth below.

Risks Related to the ITG Transactions

There is no assurance when or if the ITG Acquisition will be completed.  Any delay in completing the ITG Acquisition may substantially reduce the benefits that we expect to obtain from the ITG Acquisition and increase the transaction costs.

Completion of the ITG Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the ITG Merger Agreement, including expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required governmental or regulatory approvals. We and ITG may not be able to satisfy the closing conditions and closing conditions beyond our or their control may not be satisfied or waived and the ITG Acquisition may not be consummated by reason of failure to so satisfy such conditions. If the ITG Acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies, cost reductions and other benefits that we expect to achieve as a result of the ITG Acquisition and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the ITG Acquisition.

Failure to complete the ITG Acquisition could negatively impact our stock price and our future business and financial results.

Consummation of the ITG Acquisition is subject to customary closing conditions. If the ITG Acquisition is not completed for any reason, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the fact that we will be required to pay certain costs relating to the ITG Acquisition, whether or not the ITG Acquisition is completed, such as legal, accounting, financial advisor and printing fees.

We may also be subject to litigation related to any failure to complete the ITG Acquisition. If the ITG Acquisition is not completed, these risks may materialize and may adversely affect our business, prospects, results of operations, financial condition and/or cash flows, as well as the price of our common stock, which may cause the value of your investment to decline. We cannot provide any assurance that the ITG Acquisition will be completed, that there will not be a delay in the completion of the ITG Acquisition or that all or any of the anticipated benefits of the ITG Acquisition will be obtained. In the event the ITG Acquisition is materially delayed for any reason, the price of our common stock and of our securities may decline.

Significant costs and significant indebtedness will be incurred in connection with the consummation of the ITG Transactions, including the ITG Acquisition, and the integration of ITG into our business, including legal, accounting, financial advisory and other costs.

We expect to incur significant costs in connection with integrating the operations, products and personnel of ITG into our business, in addition to costs related directly to completing the ITG Transactions. These costs may include:

•	employee retention, redeployment, relocation or severance;

•	integration of information systems'

•	combination of corporate and administrative functions; and

•	potential or pending litigation or other proceedings related to the ITG Acquisition.

The costs related to the ITG Transactions could be higher than currently estimated, depending on how difficult it will be to integrate our business with that of ITG, and the expected cost reductions and synergies may not be achieved.

In addition, we expect to incur a number of non-recurring costs associated with combining the operations of ITG with ours, which cannot be estimated accurately at this time. While we expect to incur a significant amount of transaction fees and other costs related to the consummation of the ITG Transactions, additional unanticipated costs may yet be incurred.  Any expected elimination of duplicative costs, as well as the expected realization of other cost reductions, efficiencies and synergies related to the integration of our operations with those of ITG, that may offset incremental transaction and transaction-related costs over time, may not be achieved as projected, or at all.

In addition, we expect to incur up to $1.55 billion of new indebtedness in connection with the ITG Transactions. The debt we incur in connection with the ITG Transactions may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness. Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

Integrating ITG’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating the two businesses.

The ITG Transactions involve the integration of two companies that have previously operated independently. The success of the ITG Transactions and their anticipated financial and operational benefits, including increased revenues, synergies and cost reductions, will depend in part on our ability to successfully combine and integrate ITG’s business into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost reductions or other benefits. These benefits may not be achieved within the anticipated time frame, or at all.

Successful integration of ITG’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, prospects, results of operations, financial condition and/or cash flows.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, and competitive responses. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost reductions, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees and the integration of the companies’ different organizational structure;

•	difficulties in managing the expanded operations of a larger and more complex company with increased international operations;

•	challenges in integrating the business culture of each company;

•	challenges in attracting and retaining key personnel; and

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

We may not realize the anticipated synergies, net cost reductions and growth opportunities from the ITG Acquisition.

The benefits that we expect to achieve as a result of the ITG Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies. Our success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of our historical business and operations and the historical business and operations of ITG. Even if we are able to integrate the businesses and operations of the Company and ITG successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, we may be unable to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of our business and ITG’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the ITG Acquisition may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies described in our press release and supplemental materials announcing the ITG Transactions are based on a number of assumptions relating to our business and ITG’s business. Those assumptions may be inaccurate, and, as a result, our projected net cost reductions and synergies may be inaccurate, and our business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

The Company will be subject to business uncertainties that could materially and adversely affect our business.

Uncertainty about the effect of the ITG Acquisition on employees, customers and suppliers may have both a material and adverse effect on both the Company and ITG. These uncertainties may impair both companies’ ability to attract, retain and motivate key personnel until the ITG Acquisition is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with the Company and ITG to seek to change existing business relationships. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us after the ITG Transactions are completed, or if customers, suppliers or others seek to change their dealings with us as a result of the ITG Acquisition, our business could be materially and adversely impacted.

In connection with the ITG Acquisition, we will assume potential liabilities relating to ITG’s business.

In connection with the ITG Acquisition, we will have assumed potential liabilities and other risks relating to ITG’s business, including but not limited to those liabilities and risks arising from or related to pending, threatened or potential litigation or regulatory matters. To the extent we have not identified such liabilities or miscalculated their potential financial or business impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

On February 8, 2018, the Company’s board of directors authorized a new share repurchase program of up to $50.0 million in Class A common stock and common units by March 31, 2019. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. The following table contains information about the Company’s purchases of its Class A Common Stock during the nine months ended ended September 30, 2018 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018
Common stock / common units repurchases	—	—	—

February 1, 2018 - February 28, 2018
Class A Common stock repurchases	375,000	29.27	375,000

March 1, 2018 - March 31, 2018
Common stock / common units repurchases	—	—	—

April 1, 2018 - April 30, 2018
Common stock / common units repurchases	—	—	—

May 1, 2018 - May 31, 2018
Class A Common stock repurchases	307,391	29.34	307,391
Class C Common stock/ common units repurchases	696,373	29.44	696,373

June 1, 2018 - June 30, 2018
Common stock / common units repurchases	—	—	—

July 1, 2018 - July 31, 2018
Common stock / common units repurchases	—	—	—

August 1, 2018 - August 31, 2018
Class A Common stock repurchases	480,360	21.33	480,360

September 1, 2018 - September 30, 2018
Class A Common stock repurchases	184,090	21.70	184,090
Class C Common stock/ common units repurchases	330,136	21.59	330,136

Total Common stock / common units repurchases	2,373,350	$26.07	2,373,350	$38,135,874

On July 27, 2018, the Company's board of directors authorized $100.0 million share repurchase program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.37 million shares of Class A Common Stock and common units for approximately $61.9 million. The Company now has approximately $38.1 million remaining capacity for future purchases of shares of Class A Common Stock and common units under the program.
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

10.5*
Amendment No. 2, dated as of September 19, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.

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

10.5*
Amendment No. 2, dated as of September 19, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.

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

Virtu Financial, Inc.

DATE:	November 8, 2018	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 8, 2018	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer