Form 10-K
period 2018-12-31
Virtu Financial, Inc.
filed 2019-03-01
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $1,770.2 million, based on the closing price of $26.55 per share as reported by NASDAQ on such date.

Class of Stock	Shares Outstanding as of March 1, 2019
Class A common stock, par value $0.00001 per share	107,329,814
Class C common stock, par value $0.00001 per share	13,509,886
Class D common stock, par value $0.00001 per share	69,091,740
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2019 Proxy Statement”) for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements, including certain statements contained in the risk factors. You should not place undue reliance on forward‑looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward‑looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward‑looking statements can be identified by the use of forward‑looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward‑looking statements contained in this Annual Report on Form 10-K. By their nature, forward‑looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward‑looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward‑looking statements, including, but not limited to:

•	reduced levels of overall trading activity;

•	dependence upon trading counterparties and clearing houses performing their obligations to us;

•	failures of our customized trading platform;

•	risks inherent to the electronic market making business and trading generally;

•	increased competition in market making activities and execution services;

•	dependence on continued access to sources of liquidity;

•	risks associated with self‑clearing and other operational elements of our business;

•	obligation to comply with applicable regulatory capital requirements;

•	litigation or other legal and regulatory‑based liabilities;

•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;

•	obligation to comply with laws and regulations applicable to our operations in the U.S. and abroad;

•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;

•	need to maintain and continue developing proprietary technologies;

•	the effect of the Acquisition of KCG (as defined below) on existing business relationships, operating results, and ongoing business operations generally;

•	the significant costs and significant indebtedness that we incurred in connection with the Acquisition of KCG, and the integration of KCG into our business;

•	the risk that we may encounter significant difficulties or delays in integrating KCG and the anticipated benefits, costs savings and synergies or capital release may not be achieved;

•	the assumption of potential liabilities relating to KCG’s business;

•	the effect of the ITG Acquisition (as defined below) on existing business relationships, operating results, and ongoing business operations generally;

•	the significant costs and significant indebtedness that we have incurred in connection with the ITG Transaction;

•
the risk that we may encounter significant difficulties or delays in integrating ITG's business with ours and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;

•	the assumption of potential liabilities and risks relating to ITG’s business;

•	capacity constraints, system failures, and delays;

•	dependence on third party infrastructure or systems;

•	use of open source software;

•	failure to protect or enforce our intellectual property rights in our proprietary technology;

•	failure to protect confidential and proprietary information;

•	failure to protect our systems from internal or external cyber threats that could result in damage to our computer systems, business interruption, loss of data or other consequences;

•	risks associated with international operations and expansion, including failed acquisitions or dispositions;

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
We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

BUSINESS

Overview

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Our market structure expertise, broad diversification, and execution technology enables us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide.  We use the best technology to deliver liquidity to global markets and innovative trading solutions and analytics tools to our clients. We interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions. Our products are transparent, because we believe transparency makes markets more efficient and helps investors make better, more informed decisions.

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

We believe that technology-enabled market makers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by continuously posting bids and offers for financial instruments and thereby providing market participants a transparent and efficient means to transfer risk. All market participants benefit from the increased liquidity, lower overall trading costs and improved execution certainty that Virtu provides.

As described in “Acquisition of KCG” below, on July 20, 2017 (the “Closing Date”), we completed our all-cash acquisition (the “Acquisition of KCG”) of KCG Holdings, Inc. (“KCG”). KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies. KCG combined advanced technology with specialized client service across market making, agency execution and trading venues and also engaged in principal trading via electronic market making.

Prior to the Acquisition of KCG, Virtu operated as a single reportable business segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017, we have two operating segments: Market Making and Execution Services, and one non-operating segment: Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

We primarily conduct our Americas Equities business through our three SEC registered broker‑dealers. We are registered with the Central Bank of Ireland and the Financial Conduct Authority (“FCA”) in the UK for our European trading and the Monetary Authority of Singapore and Australian Securities and Investments Commission for our Asia Pacific trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and to advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York, New York and our trading centers in Austin, Texas and Chicago, Illinois. Abroad, we conduct our business through trading centers located in London, England, Dublin, Ireland and Singapore.

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

As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges and on alternative trading systems (“ATSs”). As a complement to electronic market making, our cash trading business handles specialized orders and transacts on the OTC Link ATS operated by OTC Markets Group Inc. and the Alternative Investment Market of the London Stock Exchange (“AIM”).

We make markets in a number of different asset classes, which are discussed in more detail below. We register as market makers and liquidity providers where available and support affirmative market making obligations.

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

Leveraging the scalability and low costs of our platform, we are able to test and rapidly deploy new liquidity provisioning strategies, expand to new securities, asset classes and geographies and increase transaction volumes at little incremental cost. These efficiencies are central to our ability to deliver consistently positive Adjusted Net Trading Income (as defined below) as our profitability per trade and per instrument is not significant, particularly in U.S. equities.

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

We generally compete based on execution quality, market coverage, payment for order flow, and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally measured based on factors that include speed of execution, fulfillment rates, opportunity and amounts of price improvement, using metrics defined in SEC Rule 605. In other asset classes, metrics for execution quality are are not prescribed by applicable regulation, and in many cases, are client defined.

We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of the end client. We continually refine our automated order routing models so that we may remain competitive.

Americas Equities

We trade over 25,000 listed Americas equity securities including, among others, equity related futures and exchange traded products, on thirteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges, including the New York Stock Exchange (“NYSE”), the NASDAQ, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

As exchange traded products, or “ETPs,” and other similar products have proliferated both domestically and internationally, demand has increased for trading the underlying assets or hedging such funds. Our technology has enabled us to expand into providing liquidity to this growing area by making markets across these assets in a variety of trading venues globally. We are authorized participants, and can create and/or redeem ETPs in the Americas. As of December 31, 2018, we are the Lead Market Maker or Designated Liquidity Provider in over 600 ETPs listed in the Americas.

Rest of World (“ROW”) Equities

Similar to our strategy in the Americas, in ROW trading we utilize direct connections to all of the registered exchanges in a particular jurisdiction including the London Stock Exchange, Cboe BATS Europe, NYSE Euronext, Six Swiss Exchange, Australian Securities Exchange, Tokyo Stock Exchange and Singapore Exchange, as well as other trading venues and additional pools of liquidity to which we can gain access either directly or through a broker.

We are also well positioned in European ETPs, as an authorized participant in many European ETPs. We are authorized participants in over 2,000 ETPs and can create and/or redeem ETPs listed outside the Americas. As of December 31, 2018, we are the registered Market Maker in over 500 ETPs listed abroad.

We increased our presence in APAC equities in 2016 by acquiring a minority stake in SBI Japannext Co., Ltd. (“SBI”), a leading Proprietary Trading System in Japan.

Global FICC, Options, and Other

Our Fixed Income market making includes our activity in U.S. Treasury securities and other sovereign debt, corporate bonds, and other debt instruments. We trade these products on a variety of specialized exchanges, direct to counterparties, and other trading venues, including BrokerTec, eSpeed, DealerWeb, and BGS’s Fenics UTS.

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 80 currencies, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. During the years ended December 31, 2018, 2017, and 2016, we were a leading participant in the major foreign exchange venues, including Reuters, Currenex, Cboe FX and NEX.

Our Commodities market making takes place on the CME, ICE, and Nasdaq Futures in crude oil, natural gas, heating oil, and gasoline futures. We trade approximately 100 energy products and futures on the ICE, CME, and TOCOM. We also actively trade precious metals, including gold, silver, platinum and palladium, as well as base metals such as aluminum and copper.

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE and NYSE Arca) and through the U.S. futures exchanges.

Execution Services

Virtu offers agency execution services in global equities, ETFs and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent when executing orders on behalf of clients. Agency based trading is done primarily through: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in Virtu MatchIt (our registered ATS for U.S. equities). Additionally we act as principal on occasions, either when we manually work an order for a client, or more often, via electronic trading algorithms, executing against our firm’s liquidity. We also earn technology services revenues by providing our proprietary technology and infrastructure to select third parties for a service fee.

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2018 our Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.

Clients may access a broad range of products and services that includes electronic execution services in global equities via algorithmic trading, order routing and an execution management system (“EMS”) as well as internal crossing through our registered ATS. Our ATS provides clients with anonymous sources of non-displayed liquidity. We also offer clients voice access to global markets including sales and trading for equities, ETFs and options. We handle large complex trades, accessing liquidity from our order flow and other sources. We provide soft dollar and commission recapture programs.

In this segment, we generally compete on trading technology, execution performance, costs, client service, market coverage, liquidity, platform capabilities and anonymity. We draw on in-house developed trading technologies to meet client criteria for execution quality and for managing trading costs. As a result, we are able to attract a diverse array of clients in terms of strategy, size and style. We also provide algorithmic trading and order routing that combine technology, access to our differentiated liquidity and support from experienced professionals to help clients execute trades.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Risk Management

We are focused on risk management and it is at the core of our trading infrastructure. Our real time risk controls monitor all of our market making positions, incorporating market data and evaluating our risk exposure to continuously update our outstanding bid and offer quotes, often many times per second. Although the majority of our market making is automated, the trading process and our risk exposure are monitored by a team of individuals, including members of our senior management team, who oversee our risk management processes in real-time. Our risk management system is intrinsic to our trading infrastructure that is utilized in each of our trading centers.

Our on exchange market making strategies are designed to put minimal capital at risk at any given time by limiting the notional size of our positions. Our strategies are also designed to lock in returns through precise hedging in the primary instrument or in one or more economically equivalent instruments, as we seek to eliminate the price risk in any positions held. Our real‑time risk management system is built into our trading platform and is an integral part of our order life‑cycle, analyzing real‑time pricing data and confirming that our order activity is conducted within strict pre‑determined trading and position limits. If our risk management system detects that a trading strategy is generating revenues or losses in excess of our preset limits, it will lockdown that strategy and alert management.

The market making activities, where we interact with customers, involve the taking of position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Chief Risk Officer (“CRO”), the independent risk group and senior management.

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

We utilize the following approach to managing risk:

•
On Exchange Market Making Strategy Lockdowns. Messages that leave our trading environment must first pass through a series of preset risk controls, or “lockdowns,” which are intended to minimize the likelihood of unintended activities by our market making algorithms. Our preset risk controls are designed to limit both downside and upside risk. Following a lockdown, the applicable trading strategy must be manually reset. While this risk prevention layer adds a degree of latency to our trading infrastructure and can prevent us from earning outsized returns in times of extreme market volatility, we believe that this trade-off is necessary to properly limit our downside risk.

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

•
Aggregate Exposure Monitoring. Pursuant to our risk management policies, our automated management information systems monitor in real‑time and generate report on daily and periodic bases. Exposures monitored include:

◦	Risk Profiles

◦	Statistical Risk Measures including Value at Risk, and Equity Betas

◦	Stress and Scenario analysis

◦	Concentration measures

◦	Profit and Loss analysis

◦	Trading performance reports

•
Our assets and liabilities are marked‑to‑market daily for financial reporting purposes by reference to official exchange prices, and they are re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

•	Operational Controls. We have a series of fully automated controls over of our business. Key automated controls include:

◦	Our technical operations system continuously monitors our network and the proper functioning of each of our trading centers around the world;

◦
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

◦
Our clearing system captures trades in real-time and performs automated reconciliations of trades and positions, corporate action processing, options exercises, securities lending and inventory management, allowing us to effectively manage operational risk;

◦	Software developed to support our market making systems performs daily profit and loss and position reconciliations; and

◦	After event reviews where operational issues are evaluated and risk mitigations are identified and subsequently implemented.

•	Credit Controls. Trading notional limits are applied to customers and counterparts. These are monitored throughout the day by trading support and risk.

•
Liquidity Controls. We seek to minimize liquidity risk by focusing the majority of trading in highly active and liquid instruments. Less liquid securities are identified and restrictions are in place as to the size of positions we hold in such instruments.

We rely on technology and automation to perform many functions within Virtu. Cyber threats are a risk that we are exposed to as a result of our heavy reliance on technology. These threats could include the introduction of malicious code or unauthorized access, and could result in data loss or destruction, business interruption, and the unavailability of service and other risks. We have taken steps to mitigate the various cyber threats, and we devote resources to maintain and regularly upgrade our systems and networks and review the ever-changing threat landscape. We have created a Risk Advisory Committee, which includes key personnel from each of our locations globally and is comprised of our CRO and our Chief Compliance Officer, members of our senior management team, senior technologists and traders, and certain senior officers. We will continue to periodically review policies and procedures to seek to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement technology solutions that enhance preventive and detection capabilities. We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. However, such insurance may be insufficient to cover all losses or may not provide any coverage.

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

Employees

As of February 7, 2019, we had approximately 483 employees, all of whom were employed on a full‑time basis. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

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

We conduct our European, Middle Eastern and African (“EMEA”) market making and trading activities and provide execution services from Dublin and through our Irish subsidiary, Virtu Financial Ireland Limited, which is authorized as an “Investment Firm” with the Central Bank of Ireland. Virtu Financial Ireland Limited maintains a branch office in London.

We conduct our Asia-Pacific (“APAC”) market making and trading activities from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore for an investment incentive arrangement.

Most aspects of our business are subject to extensive regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our broker-dealer subsidiaries are members. The SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), state securities regulators, FCA, the Securities and Futures Commission (“SFC”), FINRA, National Futures Association (“NFA”), other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including, but not limited to, trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, reporting, record retention, market access and the conduct of officers, employees and other associated persons. Virtu Americas LLC carries certain customer accounts and is therefore subject to applicable SEC requirements relating to the protection of customer securities and the maintenance of a cash reserve account for the benefit of customers.

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

Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market, the revocation or limitation of licenses, the issuance of cease‑and‑desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons. From time to time, we are the subject of requests for information and documents from the SEC, FINRA and other regulators. In is our practice to cooperate and comply with the requests for information and documents. These requests could lead to administrative or court proceedings. Whether or not they result in adverse findings, they can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, customer relationship and profitability.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, future legislative or regulatory changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations. Regulators may propose market structure changes particularly considering the continued regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow and exchange fee and rebate structures.

The SEC and other Regulatory Bodies have enacted and are actively considering rules that may affect our operations and profitability. Among these are changes the SEC has made to Reg NMS Rule 606, changes the SEC is considering to Rule 605 which are intended to provide additional information on order routing and execution quality. Regulation ATS-N recently became effective and requires operators of alternative trading systems to provide additional information regarding the ATS and other business of the operator that may pose conflicts. Broker-dealers will be subject to the reporting requirements under the Reg NMS Plan providing for a Consolidated Audit Trail of equities and options data effective November 15, 2019. The SEC has adopted NMS Rule 610T to conduct a transaction fee pilot (the “Pilot”) designed to generate data that will help the SEC analyze the effects of exchange transaction fee and rebate pricing models on order routing behavior, execution quality, and market quality generally. Data from the Pilot will be used to facilitate an empirical evaluation of whether the exchange transaction-based fee and rebate structure is operating effectively to further statutory goals and whether there is a need for any potential regulatory action in this area. The Pilot is expected to start in late 2019. These changes and others impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.

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

We have foreign subsidiaries and plan to continue to expand our international presence. The market making industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID, which was implemented in November 2007, has been replaced by a more prescriptive MiFIR Regulation and MiFID II. MiFID II represents the most significant change to take place in the operation of European capital markets to date and became effective on January 3, 2018. MiFID II introduces requirements for increased pre and post trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II will require European firms to conduct all trading on European Trading Venues including Regulated Markets, Multilateral Trading Facilities, Systematic Internalisers or equivalent third country venues, require market makers like us to post firm quotes at competitive prices and will supplement current requirements with regard to investment firms’ pre-trade risk controls related to the safe operation of electronic systems. MiFID II also imposes additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. Each of these requirements imposes additional technological, operational and compliance costs on us. New laws, rules or regulations as well as any regulatory or legal actions or proceedings, changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Certain of our subsidiaries are subject to regulatory capital rules of the SEC, FINRA, other SROs and foreign regulators. These rules, which specify minimum capital requirements for our regulated subsidiaries, are designed to measure the general financial integrity and liquidity of a broker‑dealer and require that at least a minimum part of its assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. See “Item 1A. Risk Factors - Risks Related to Our Business - Failure to comply with applicable regulatory capital requirements could subject us to sanctions imposed by the SEC, FINRA and other SROs or regulatory bodies.”

Corporate History

We and our predecessors have been in the electronic trading and market making business for more than 15 years. We conduct our business through Virtu Financial LLC (“Virtu Financial”) and its subsidiaries. We completed our initial public offering (“IPO”) in April 2015, after which shares of our Class A common stock, par value $0.00001 per share (the "Class A Common Stock") began trading on NASDAQ under the ticker symbol “VIRT.”

Prior to our IPO, we completed a series of reorganization transactions (the “Reorganization Transactions”) pursuant to which, among other things, we acquired equity interests in Virtu Financial as a result of certain mergers involving wholly owned subsidiaries of ours, an affiliate of Silver Lake Partners and Temasek Holdings (Private) Limited ("Temasek"), and an affiliate of Temasek (the “Temasek Pre-IPO Member”) (the “Mergers”), and in exchange we issued to an affiliate of Silver Lake Partners (such affiliate, the “Silver Lake Post-IPO Stockholder”) and an affiliate of Temasek (such affiliate, the “Temasek Post-IPO Stockholder”, and together with the Silver Lake Post-IPO Stockholder, the “Investor Post-IPO Stockholders”), shares of our Class A Common Stock and rights to receive payments under a tax receivable agreement described below, we became the sole managing member of Virtu Financial, all of the existing equity interests in Virtu Financial were reclassified into non-voting common interest units (“Virtu Financial Units”), our certificate of incorporation was amended and restated to authorize the issuance of four classes of common stock: Class A Common Stock, Class B Common Stock (as defined below), Class C Common Stock (as defined below) and Class D Common Stock (as defined below), and the holders of Virtu Financial Units other than us subscribed for shares of Class C common stock, par value $0.00001 per share (the "Class C Common Stock) or Class D common stock, par value $0.00001 per share (the "Class D Common Stock") (in the case of the Founder Post-IPO Member, as defined below) in an amount equal to the number of Virtu Financial Units held by such member.

The Class A Common Stock and Class C Common Stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B Common Stock, par value $0.00001 per share (the "Class B Common Stock") and Class D Common Stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C Common Stock and Class D Common Stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A Common Stock and Class B Common Stock. Shares of our common stock generally vote together as a single class on all matters submitted to a vote of our stockholders.

On July 20, 2017, the Company completed the all-cash Acquisition of KCG. In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A stock to Aranda Investments Pte. Ltd. ("Aranda”), an affiliate of Temasek, for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) of the Securities Act, (collectively, the “July 2017 Private Placement”).

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement, and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 56.7% interest in Virtu Financial at December 31, 2018. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equityholders include certain members of the management of Virtu Financial and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 84.1% of the combined voting power of our outstanding common stock as of December 31, 2018. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

Available Information

Our website address is www.virtu.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (the “SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934,

as amended (the “Exchange Act”) are available free of charge on our website as soon as possible after we electronically file them with, or furnish them to, the SEC.

Our Investor Relations Department can be contacted at Virtu Financial, Inc., 300 Vesey Street, New York, NY, 10282, Attn: Investor Relations, e-mail: investor_relations@virtu.com.

From time to time, we use our website, public conference calls, and social media channels, including our Twitter account (twitter.com/virtufinancial) and our LinkedIn account (linkedin.com/company/virtu-financial), as additional means of disclosing public information to investors, the media and others interested in us. It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in us to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and our social media channels is not incorporated by reference into this Annual Report on Form 10-K.

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

The success of our market making business is substantially dependent on the accuracy and performance of our customized trading platform, which evaluates and monitors the risks inherent in our market making strategies and execution services business, assimilates market data and reevaluates our outstanding quotes and positions continuously throughout the trading day. Our strategies are designed to automatically rebalance our positions throughout the trading day to manage risk exposures on our positions. Flaws in our strategies, order management system, risk management processes, latencies or inaccuracies in the market data that we use to generate our quotes, or human error in managing risk parameters or other strategy inputs, may lead to unexpected and unprofitable trades, which may result in material trading losses and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A majority of our market making revenue for 2018 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on, our business, financial condition and operating results.

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

We require liquidity to fund various ongoing obligations, including operating expenses, capital expenditures, debt service and dividend payments. Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facility (described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings”), margin financing provided by our prime brokers and cash on hand. Our liquidity could be materially impaired by a number of factors, including reduced business activity due to a market downturn, adverse regulatory action or a downgrade of our credit rating. If our business activities decrease or we are unable to borrow additional funds in the future on terms that are acceptable to us, or at all, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are a highly leveraged company. As of December 31, 2018, we had an aggregate of $931.9 million outstanding indebtedness under our long-term borrowings. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Additionally, we are party to the $150.0 million uncommitted facility (the “Uncommitted Facility “) under which we had $10.0 million of borrowings outstanding as of December 31, 2018. We are also are party to the $500.0 million revolving credit facility (the “Revolving Credit Facility”) under which we had $7.0 million of borrowing outstanding as of December 31, 2018. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $566.0 million under which we had $184.6 million in borrowings outstanding at December 31, 2018.

The fourth amended and restated credit agreement entered into on June 30, 2017 by and between Virtu Financial and VFH Parent LLC (“VFH”) (as amended on January 2, 2018 and September 19, 2018, the "Fourth Amended and Restated Credit Agreement") and the indenture pursuant to which we have issued the Notes (as defined below) contain, and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

In addition, certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the SEC adopted Regulation SCI, which imposes compliance and other costs on market centers that may have to pass such costs on to their users, including us, and could impact our future business plans of establishing a market center to avoid or reduce market center costs for certain of our transactions. Similarly, CAT imposes new reporting requirements and additional costs on U.S. broker-dealers. In December 2018, the SEC approved a Transaction Fee Pilot for NMS Securities which will create three groups of securities that will be subject to restrictions on access fees and rebates. Finally, the SEC has proposed amendments to regulations that would require our registered broker‑dealer that is not currently a FINRA member to become a member of FINRA, which, if adopted as proposed, would subject the broker‑dealer to FINRA’s rules and require payment of additional fees per trade that could adversely affect our profits given that we seek to make small profits on individual trades. Additionally, the CFTC has proposed the adoption of Regulation Automated Trading, which would, among other requirements, require registration by direct market participants, mandate the use of certain types of risk controls, and require the maintenance of a source code repository in accordance with certain specifications.

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

Our subsidiaries are subject to regulations in the U.S., and our foreign subsidiaries are subject to regulations abroad, in each case covering all aspects of their business. Regulatory bodies that exercise or may exercise authority over us include, without limitation, in the U.S., the SEC, FINRA, the Chicago Stock Exchange, the Chicago Mercantile Exchange, the Intercontinental Exchange, the CFTC, the NFA Exchanges and the various state securities regulators; in Ireland, the Central Bank of Ireland; in Switzerland, the Swiss Financial Market Supervisory Authority; in France, the Autorité des Marchés Financiers (“AMF”); in the United Kingdom, the FCA; in Hong Kong, the SFC; in Australia, the Australian Securities and Investment Commission; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian provincial securities commissions; in Singapore, the Monetary Authority of Singapore and the Singapore Exchange; and in Japan, the Financial Services Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation and changes in rules promulgated by various domestic and foreign government agencies and SROs that oversee our businesses, as well as by changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of additional capital and margin requirements and/or transaction taxes. While we endeavor to timely deliver required annual filings in all jurisdictions, we cannot guarantee that we will meet every applicable filing deadline globally. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could also negatively impact our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could negatively impact our operations, revenues and earnings.

Domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine, impose undertakings, issue cease‑and‑desist orders and suspend or expel a broker‑dealer or other market participant or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have been, are currently, and may in the future be, the subject of one or more regulatory or SRO enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, market access rules, capital requirements and other domestic and foreign securities rules and regulations. We and other broker‑dealers and trading firms have also been the subject of requests for information and documents from the SEC and other regulators. We have cooperated and complied with these requests for information and documents. Our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. Additionally, in December 2015, the enforcement committee of the AMF fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its conclusion that the subsidiary engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 (approximately $0.4 million). Recently, the incremental charge was annulled and we expect to pay the €3.0 million fine in 2019. The relevant trading activities were conducted on or around 2009, prior to our acquisition of that subsidiary from Madison Tyler Holdings, which acquisition was consummated in 2011. To continue to operate and to expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. As of December 31, 2018 such tax has not yet been implemented within the European Union and no final political or legislative proposal has been presented for consideration. In 2016, Estonia, of the original members withdrew its support for the proposal. Similarly, in 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, in late 2018 and early 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, have announced proposals or plans that include a financial transaction fee. These proposed transaction taxes would apply to certain aspects of our business and transactions in which we are involved. Any such tax would increase our cost of doing business to the extent that (i) the tax is regularly applicable to transactions in the markets in which we operate, (ii) the tax does not include exceptions for market makers or market making activities that is broad enough to cover our activities or (iii) we are unable to widen our bid/ask spreads in the markets in which such a tax would be applicable to compensate for its imposition. Furthermore, the proposed taxes may reduce or negatively impact trading volume and transactions on which we are dependent for revenues. While it is difficult to assess the impact the proposed taxes could have on us, if either transaction tax is implemented or any similar tax is implemented in any other jurisdiction in which we operate, our business, financial condition, results of operations and cash flows could suffer a material adverse effect, and could be impacted to a greater degree than other market participants.

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

We rely significantly on our computer systems and software to receive and properly process internal and external data and utilize such data to generate orders and other messages. A disruption or corruption of the proper functioning of our computer systems or software could cause us to make erroneous trades, which could result in material losses or reputational harm. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, including human error, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation damages as a consequence.

Our business relies on technology and automation to perform significant functions within our firm. Because of our reliance on technology, we may be susceptible to various forms of cyber-attacks by third parties or insiders. Though we take steps to mitigate the various cyber threats and devote significant resources to maintain and update our systems and networks, we may be unable to anticipate attacks or to implement adequate preventative measures. Our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including denial‑of‑service attacks, viruses, malicious software, break‑ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or may not cover any losses. Breaches of our cybersecurity measures or those of our third-party service providers could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware or other malware being placed in our systems and intellectual property; deletion or modification of client information; or a denial‑of‑service or other interruptions to our business operations. While we have not suffered a material breach of our cybersecurity, any actual or perceived breach of our cybersecurity could damage our reputation, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as "Brexit". In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. There has been limited progress so far in the negotiations and continued uncertainty in the UK government and Parliament, which increases the possibility of the UK exiting the EU on March 29, 2019 without a formal withdrawal agreement in place and of significant market and economic disruption. We presently access the E.U. markets primarily through our Irish regulated subsidiary and we do not expect any impact on our access to E.U. markets as a result of Brexit.  However, it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our activities in the U.K. or the potential impact of interacting with U.K. based market participants. Brexit could adversely affect European or worldwide political, fiscal, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the UK could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our clients to closely monitor their costs and reduce their spending budget on our services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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

Our performance is substantially dependent on the performance of our senior management, Douglas Cifu, our Chief Executive Officer and Joseph Molluso, our Chief Financial Officer. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert their attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise, and his role as a director of the Independent Bank Group, Inc., a regional bank holding company. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 56.7% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 56.7% of the Virtu Financial Units as of December 31, 2018. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equityholders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Fourth Amended and Restated Credit Agreement governing our term loan facility (the “Term Loan Facility”), and the indenture pursuant to which we have issued the Notes (as defined below). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equityholders (including us), or the ability of its subsidiaries to make distributions to it. These include:

•	the SEC Uniform Net Capital Rule (Rule 15c3‑1), which requires each of Virtu Financial’s registered broker‑dealer subsidiaries to maintain specified levels of net capital;

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

The Founder Post‑IPO Member controls approximately 84.1% of the combined voting power of our common stock as a result of its ownership of our Class D Common Stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders.

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

The Founder Post-IPO Member’s interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the Founder Post-IPO Member holds part of its economic interest in our business through Virtu Financial, rather than through the public company, it may have conflicting interests with holders of shares of our Class A Common Stock. For example, the Founder Post-IPO Member may have a different tax position from us, which could influence its decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements that we entered into in connection with the IPO, and whether and when we should undergo certain changes of control within the meaning of the tax receivable agreements or terminate the tax receivable agreements. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See “Item 1A. Risk Factors - Risks Related to Our Organizational Structure - We are required to pay the Virtu Post IPO Members and the Investor Post-IPO Stockholders for certain tax benefits we may claim, and the amounts we may pay could be significant.” In addition, pursuant to an exchange agreement, the holders of Virtu Financial Units and shares of our Class C Common Stock or Class D Common Stock are not

required to participate in a proposed sale of our Company that is tax‑free for our stockholders unless the transaction is also tax‑free for such holders of Virtu Financial Units and shares of our Class C Common Stock or Class D Common Stock. This requirement could limit structural alternatives available to us in any such proposed transaction and could have the effect of discouraging transactions that might benefit you as a holder of shares of our Class A Common Stock. In addition, the Founder Post-IPO Member’s significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A Common Stock might otherwise receive a premium for your shares over the then‑current market price.

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

In connection with the Reorganization Transactions, we acquired equity interests in Virtu Financial from an affiliate of Silver Lake Partners (which, following a secondary offering completed in November 2015, no longer holds any equity interest in us) and the Temasek Pre-IPO Member in the Mergers. In addition, we used a portion of the net proceeds from our IPO and our Secondary Offerings (as defined below) to purchase Virtu Financial Units and corresponding shares of Class C Common Stock from certain Virtu Post-IPO Members, including affiliates of Silver Lake Partners (the “Silver Lake Post-IPO Members”), and certain employees. These acquisitions of interests in Virtu Financial, along with certain subsequent exchanges of interests in Virtu Financial by current and former employees, resulted in tax basis adjustments to the assets of Virtu Financial that were allocated to us and our subsidiaries. Future acquisitions of interests in Virtu Financial are expected to produce favorable tax attributes. In addition, future exchanges by the Virtu Post-IPO Members of Virtu Financial Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, for shares of our Class A common stock or Class B Common Stock, respectively, are expected to produce favorable tax attributes. These tax attributes would not be available to us in the absence of such transactions. Both the existing and anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

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

As of December 31, 2018, we had 106,776,277 shares of Class A Common Stock outstanding, excluding 9,807,852 shares of Class A Common Stock issuable pursuant to the 2015 Management Incentive Plan (as defined below) and 82,841,626 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, the 49,831,671 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining 141,165,154 shares of Class A Common Stock outstanding as of December 31, 2018 (including shares issuable upon exchange and/or conversion) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these remaining 141,165,154 shares of our Class A Common Stock, including shares issuable upon exchange or conversion as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 16,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan (as defined below), 9,807,852 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, the North Island Stockholder and piggyback registration rights to certain of the other Virtu Post-IPO Members.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations and cash flows, and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed. Effective December 31, 2018, we are no longer an "emerging growth company", and therefore under applicable SEC rules we must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the effectiveness of internal control over financial reporting with our Annual Report on Form 10-K. The internal control assessment required by Section 404 of Sarbanes-Oxley may divert internal resources and we may experience higher operating expenses, higher independent auditor and consulting fees during the implementation of these changes. Any material weaknesses or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our Class A Common Stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

We intend to pay regular dividends to our stockholders, but our ability to do so may be limited by our holding company structure, contractual restrictions and regulatory requirements.

We intend to pay cash dividends on a quarterly basis. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” However, we are a holding company, with our principal asset being our direct and indirect equity interests in Virtu Financial, and we will have no independent means of generating revenue. Accordingly, as the sole managing member of Virtu Financial, we intend to cause, and will rely on, Virtu Financial to make distributions to its equityholders, including the Founder Post-IPO Member, the Employee Trust, Virtu Employee Holdco and us, to fund our dividends. When Virtu Financial makes such distributions, the other equityholders of Virtu Financial will be entitled to receive equivalent distributions pro rata based on their economic interests in Virtu Financial. In order for Virtu Financial to make distributions, it may need to receive distributions from its subsidiaries. Certain of these subsidiaries are or may in the future be subject to regulatory capital requirements that limit the size or frequency of distributions. See “Item 1A. Risk Factors - Risks Related to Our Business - Failure to comply with applicable regulatory capital requirements could subject us to sanctions imposed by the SEC, FINRA and other SROs or regulatory bodies.” If Virtu Financial is unable to cause these subsidiaries to make distributions, we may not receive adequate distributions from Virtu Financial in order to fund our dividends.

Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to modify the amount of regular dividends and/or declare periodic special dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Fourth Amended and Restated Credit Agreement, business prospects and other factors that our board of directors considers relevant. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether. In addition, our Fourth Amended and Restated Credit Agreement and the indenture governing our Notes limits the amount of distributions our subsidiaries, including Virtu Financial, can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Risks Related to the ITG Transactions

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

In addition, we expect to incur up to $1.5 billion of indebtedness in connection with the ITG Transactions, the proceeds of which will be used to refinance existing indebtedness in the amount of approximately $400 million, and the remainder of which will fund the ITG Acquisition and related fees and expenses. The incremental debt we incur in connection with the ITG Transactions may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness. Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

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

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, and competitive responses. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost reductions, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees and the integration of the companies’ different organizational structure;

•	difficulties in managing the expanded operations of a larger and more complex company with increased international operations;

•	challenges in integrating the business culture of each company;

•	challenges in attracting and retaining key personnel; and

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

In connection with the ITG Acquisition, the Company will be subject to business uncertainties that could materially and adversely affect our business.

Uncertainty about the effect of the ITG Acquisition on employees, customers and suppliers may have both a material and adverse effect on both the Company and ITG. These uncertainties may impair both companies’ ability to attract, retain and motivate key personnel for a period of time after the ITG Acquisition is completed, and could cause customers, suppliers and others who deal with the Company and ITG to seek to change existing business relationships. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us after the ITG Transactions are completed, or if customers, suppliers or others seek to change their dealings with us as a result of the ITG Acquisition, our business could be materially and adversely impacted.

In connection with the ITG Acquisition, we assumed potential liabilities relating to ITG’s business.

In connection with the ITG Acquisition, we assumed potential liabilities and other risks relating to ITG’s business, including but not limited to those liabilities and risks arising from or related to pending, threatened or potential litigation or regulatory matters. To the extent we have not identified such liabilities or miscalculated their potential financial or business impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

As a clearing member firm in certain jurisdictions we are subject to significant default risk.

In connection with our operation of ITG’s business, we will be required to finance our clients’ unsettled positions from time to time and we could be held responsible for the defaults of our clients. Default by our clients may also give rise to our incurring penalties imposed by execution venues, regulatory authorities and clearing and settlement organizations. Although we regularly review our credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions that could in turn adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our headquarters are located in leased office space at 300 Vesey Street, New York, NY 10282. We also lease space for our offices in U.S., Europe, and Asia. We consider the current arrangements to be adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Litigation” section in Note 15 "Commitments, Contingencies and Guarantees" to the Company’s Consolidated Financial Statements included in Part II, Item 8 herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on NASDAQ under the ticker symbol "VIRT". There is no established public trading market for Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of March 1, 2019, there are fifty-five stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, eight stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our board of directors has adopted a policy of returning excess cash to our stockholders. Subject to the sole discretion of our board of directors and the considerations discussed below, we intend to pay dividends that will annually equal, in the aggregate, at least 70% of our net income.
The board of directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2018 and 2017. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs (as defined below), however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Fourth Amended and Restated Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s board of directors considers relevant. The terms of the Fourth Amended and Restated Credit Agreement and the indenture governing our Notes contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Long-Term Borrowings”.
Stock Performance

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from April 16, 2015, the date of the IPO, through December 31, 2018, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

	Period Ending
Index	4/16/2015	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017	6/30/2018	12/31/2018
Virtu Financial Inc.	100.00	123.53	121.75	99.79	91.53	103.00	108.95	154.89	153.26
S&P 500	100.00	99.32	98.52	102.3	110.3	120.6	134.38	137.94	128.49
NYSE Arca Securities Broker/Dealer	100.00	104.33	93.33	78.82	107.58	118.13	139.00	142.77	124.38

Stock and Common Units Repurchases

Pursuant to the exchange agreement (the "Exchange Agreement") entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of Virtu Financial Units, Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) may be exchanged at any time for shares of our Class A Common Stock or Class B Common Stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

On February 8, 2018, the Company’s board of directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units, which was expanded to $100.0 million on July 27, 2018. The program lasts through September 30, 2019. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. Since the inception of the program, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. The Company now has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. The following table contains information about the Company’s purchases of its Class A Common Stock and Class C Common Stock during the year ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2018 - February 28, 2018
Class A Common Stock repurchases	375,000	$29.27	375,000

May 1, 2018 - May 31, 2018
Class A Common Stock repurchases	307,391	29.34	307,391
Class C Common Stock/ Virtu Financial Unit repurchases	696,373	29.44	696,373

August 1, 2018 - August 31, 2018
Class A Common Stock repurchases	480,360	21.33	480,360

September 1, 2018 - September 30, 2018
Class A Common Stock repurchases	184,090	21.70	184,090
Class C Common Stock/ Virtu Financial Unit repurchases	330,136	21.59	330,136

October 1, 2018 - October 31, 2018
Class A Common Stock repurchases	182,780	21.85	182,780

Total Common Stock / Virtu Financial Unit repurchases	2,556,130	$25.76	2,556,130	$34,138,832

During the year ended December 31, 2018, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 4,089,598 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2018:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	4,835,072	19.36	4,885,354
Equity compensation plans not approved by security holders	None	—	—	—
Total		4,835,072	$19.36	4,885,354

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods beginning on and after January 1, 2014. We were formed on October 16, 2013 and, prior to the consummation of the Reorganization Transactions and the IPO, did not conduct any activities other than those incident to our formation and the IPO. Our consolidated financial statements reflect, for all the periods prior to April 16, 2015 (the period prior to completion of the Reorganization Transactions), the operations of Virtu Financial and its consolidated subsidiaries, and for all periods on or after April 16, 2015, the operations of the Company and its consolidated subsidiaries (including Virtu Financial). On July 20, 2017 we acquired KCG, which is accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of KCG, as of July 20, 2017, were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition of KCG reflect KCG's and our balances and reflect the impact of purchase accounting adjustments. As we are the accounting acquirer, the financial results for 2017 comprise our results for the entire applicable period and the results of KCG from the Closing Date through December 31, 2017. All periods prior to the Closing Date comprise solely our results. The consolidated statements of comprehensive income data for the years ended December 31, 2018, 2017 and 2016 and the consolidated statements of financial condition data as of December 31, 2018 and 2017 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following selected historical financial and other data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our respective consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Comprehensive Income Data:
Revenues:
Trading income, net	$1,266,682	$766,027	$665,465	$757,455	$685,150
Interest and dividends income	87,508	50,407	26,419	28,136	27,923
Commissions, net and technology services(1)	184,339	116,503	10,352	10,622	9,980
Other, net(2)	340,189	95,045	36	—	—
Total revenues	1,878,718	1,027,982	702,272	796,213	723,053

Operating Expenses:
Brokerage, exchange and clearance fees, net	301,779	256,926	221,214	232,469	230,965
Communication and data processing	176,120	131,506	71,001	68,647	68,847
Employee compensation and payroll taxes	215,556	177,489	85,295	88,026	84,531
Payments for order flow(3)	74,645	27,727	—	—	—
Interest and dividends expense	141,814	91,993	56,557	52,423	47,083
Operations and administrative	64,749	61,466	23,358	23,262	21,923
Depreciation and amortization	61,154	47,327	29,703	33,629	30,441
Amortization of purchased intangibles and acquired capitalized software	26,123	15,447	211	211	211
Termination of office leases	23,357	3,671	(319)	2,729
Acquisition related retention bonus	—	—	—	—	2,639
Debt issue cost related to debt refinancing(4)	11,727	10,460	5,579	—	—
Initial public offering fees and expenses(5)	—	—	—	—	8,961
Transaction advisory fees and expenses(6)	11,487	25,270	—	—	3,000
Reserve for legal matters(7)	2,020	657	—	5,440	—
Charges related to share based compensation at IPO(8)	24	772	1,755	44,194	—
Financing interest expense on long-term borrowings	71,800	64,107	28,327	29,254	30,894
Total operating expenses	1,182,355	914,818	522,681	580,284	529,495
Income before income taxes	696,363	113,164	179,591	215,929	193,558

Provision for income taxes(9)	76,171	94,266	21,251	18,439	3,501

Net income	620,192	18,898	158,340	197,490	$190,057
Noncontrolling interest	(330,751)	(15,959)	(125,360)	(176,603)
Net income available for common stockholders	$289,441	$2,939	$32,980	$20,887

	Year Ended December 31,
Earnings per share	2018	2017	2016	2015	2014
Basic	2.82	0.03	0.83	0.60
Diluted	2.78	0.03	0.83	0.59

Weighted average common shares outstanding
Basic	100,875,793	62,579,147	38,539,091	34,964,312
Diluted	102,089,139	62,579,147	38,539,091	35,339,585

Cash dividends declared per share	0.96	0.96	0.96	0.72

	As of December 31,
Consolidated Statements of Financial Condition Data (in thousands):	2018	2017	2016	2015	2014
Cash and cash equivalents	$736,047	$532,887	$181,415	$163,235	$75,864
Total assets	7,380,978	7,320,006	3,692,390	3,391,930	3,319,458
Senior secured credit facility	907,037	1,388,548	564,957	493,589	495,724
Total liabilities	5,886,279	6,168,428	3,157,978	2,834,060	2,812,760
Class A-1 redeemable interest(10)	—	—	—	—	294,433
Total Virtu Financial Inc. stockholders' equity	1,051,896	830,569	145,673	130,708	212,265
Noncontrolling interest	442,803	321,009	388,739	427,162	—
Total equity	$1,494,699	$1,151,578	$534,412	$557,870	$506,698

(1)
In connection with the Acquisition of KCG, we recognized significant revenue increase in commissions, net and technology services for the years ended December 31, 2017 and 2018. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of soft dollar and commission recapture activity.

(2)
As a result of the 2017 Tax Act (as defined below), we recognized a gain of $86.6 million on the reduction of tax receivable agreement obligation during the year ended December 31, 2017. See Note 6, “Tax Receivable Agreements” in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In January 2018, we completed the sale of BondPoint to ICE for total gross proceeds of $400.2 million in cash, and recognized a gain on sale net of transaction fees of $329.0 million. See Note 4 "Sale of BondPoint" in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(3)
Payments for order flow are a result of the Acquisition of KGC since the Closing Date in 2017. They primarily represent payments to broker dealer clients, in the normal course of business, for directing their order flow to us.

(4)
In 2017, in connection with the Acquisition of KCG, Virtu Financial entered into the Fourth Amended and Restated Credit Agreement providing for a $1,150.0 million first lien secured term loan facility, and issued senior secured second lien notes of $500.0 million. During the refinancing and termination of the existing credit facility, a portion of certain financing costs that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, were accelerated and recognized at the closing of the transactions. For the years ended December 31, 2018 and 2017, Virtu Financial made $500.0 million and $250.0 million, respectively, principal payments on the credit facility, which resulted in accelerations in the recognition of a portion of certain financing costs that were scheduled to be amortized over the term of the loan. See Note 10 "Borrowings" in Item 8 "Financial Statements and Supplement Data" of this Annual Report on Form 10-K.

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

(6)
Transaction advisory fees reflect professional fees incurred by us in connection with (i) the acquisition in a series of transactions, prior to the Reorganization Transactions, by Temasek, acting through two indirectly wholly owned subsidiaries, of direct or indirect ownership of 10,535,891 Class A-1 redeemable interests and 1,828,755 Class A-2 capital interests in Virtu Financial, which acquisition was consummated on December 31, 2014, and (ii) the Acquisition of KCG, which was consummated on July 20, 2017.

(7)
In December 2015, the enforcement committee of the AMF fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of Madison Tyler Holdings, LLC engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. In accordance with the foregoing, we accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 million (approximately $0.4 million), which has been subsequently annulled in 2019.

(8)
Represents non‑cash compensation expenses in respect of the outstanding time vested Class B interests of Virtu Financial (the "VFI Class B Interests") and Class B interests of Virtu East MIP LLC (the "East MIP Class B Interests") recognized at the consummation of the IPO and through the year ended December 31, 2015, net of $9.2 million and $8.5 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use. We continued to capitalize and amortize the costs related to development on the software for internal use through the first quarter of 2018.

(9)
As a result of the 2017 Tax Act, the U.S. statutory corporate tax rate has been lowered from 35% to 21% and certain deductions have been eliminated. See Note 14, “Income Taxes” in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(10)
The Class A‑1 interests of Virtu Financial were convertible by the holders at any time into an equivalent number of Class A‑2 capital interests of Virtu Financial and, in a sale or other specified capital transaction, holders were entitled to receive distributions up to specified preference amounts before holders of Class A‑2 capital interests of Virtu Financial were entitled to receive distributions. In connection with the Reorganization Transactions, all of the existing equity interests in Virtu Financial were reclassified into Virtu Financial Units. See Note 16, “Capital Structure” in Item 8 "Financial Statements and Supplement Data" of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2018, 2017 and 2016 and should be read in conjunction with the audited consolidated financial statements of Virtu Financial, Inc. (the "Company") for the years ended December 31, 2018, 2017 and 2016. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this

Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	reduced levels of overall trading activity;

•	dependence upon trading counterparties and clearing houses performing their obligations to us;

•	failures of our customized trading platform;

•	risks inherent to the electronic market making business and trading generally;

•	increased competition in market making activities and execution services;

•	dependence on continued access to sources of liquidity;

•	risks associated with self‑clearing and other operational elements of our business;

•	obligations to comply with applicable regulatory capital requirements;

•	litigation or other legal and regulatory‑based liabilities;

•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;

•	obligations to comply with laws and regulations applicable to our operations in the U.S. and abroad;

•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;

•	need to maintain and continue developing proprietary technologies;

•	the effect of the Acquisition of KCG on existing business relationships, operating results, and ongoing business operations generally;

•	the significant costs and significant indebtedness that we incurred in connection with the Acquisition of KCG, and the integration of KCG into our business;

•
the risk that we may encounter significant difficulties or delays in integrating the KCG business with ours and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;

•	the assumption of potential liabilities relating to KCG’s business;

•	the effect of the ITG Acquisition on existing business relationships, operating results, and ongoing business operations generally,

•	the significant costs and significant indebtedness that we have incurred in connection with the ITG Acquisition, and the integration of ITG into our business;

•
the risk that we may encounter significant difficulties or delays in integrating the ITG business with ours and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;

•	the assumption of potential liabilities and risks relating to ITG's business;

•	capacity constraints, system failures, and delays;

•	dependence on third party infrastructure or systems;

•	use of open source software;

•	failure to protect or enforce our intellectual property rights in our proprietary technology;

•	failure to protect confidential and proprietary information;

•	failure to protect our systems from internal or external cyber threats that could result in damage to our computer systems, business interruption, loss of data or other consequences;

•	risks associated with international operations and expansion, including failed acquisitions or dispositions;

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

Our forward-looking statements made herein are made only as of the date of this Annual Report on Form 10-K. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K.

Basis of Preparation

Our consolidated financial statements for the years ended December 31, 2018 and 2017 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 "Organization and Basis of Presentation" and in Note 3 "Acquisition of KCG" of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we have accounted for the Acquisition of KCG under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of KCG, as of the Closing Date were recorded at their respective fair values and added to the carrying values of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition of KCG reflect KCG's and our balances and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. As we are the accounting acquirer, the financial results for the year ended December 31, 2017 comprise our results and the results of KCG from the Closing Date through December 31, 2017. All periods prior to the Closing Date comprise solely our results.

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

Technology and operational efficiency are at the core of our business, and our focus on technology is a key element of our success. We have developed a proprietary, multi-asset, multi-currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges and other liquidity centers. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and execution services activities in an efficient manner and enable us to scale our activities globally and across additional securities and other financial instruments and asset classes without significant incremental costs or third party licensing or processing fees.

We believe that technology-enabled market makers and execution services providers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by continuously posting bids and offers for financial instruments and thereby providing market participants a transparent and efficient means to transfer risk. All market participants benefit from the increased liquidity, lower overall trading costs and execution certainty that Virtu provides.

As described in “Acquisition of KCG” below, we completed the Acquisition of KCG on the Closing Date. KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies.

Prior to the Acquisition of KCG, Virtu operated as a single operating business segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017, Virtu has two operating segments: Market Making and Execution Services, and one non-operating segment: Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

Market Making

We provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Our market structure expertise, broad diversification, and execution technology enables us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide.  We use the best technology to deliver liquidity to global markets and innovative trading solutions and analytics tools to our clients. We interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions. Our products are transparent, because we believe transparency makes markets more efficient and helps investors make better, more informed decisions.

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result market makers' capture rate per notional amount transacted will increase.

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, and fixed income to institutions, banks and broker dealers. We generally earn commissions as an agent between principals for transactions. Agency based, execution-only trading in the segment is done primarily through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in Virtu MatchIt (our ATS for U.S. equities). We also earn technology services revenues by providing our proprietary technology and infrastructure to select third parties for a service fee.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Acquisition of KCG

On the Closing Date, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017 by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG, Merger Sub merged with and into KCG (the “KCG Merger”), with KCG surviving the KCG Merger as a wholly owned subsidiary of the Company.

In connection with the financing of the Acquisition of KCG, on the Closing Date, the Company issued to (i) Aranda 6,346,155 shares of the Company’s Class A Common Stock for an aggregate purchase price of approximately $99.0 million and (ii) North Island Stockholder 39,725,979 shares of Class A Common Stock for an aggregate purchase price of approximately $613.5 million. On August 10, 2017, the Company issued additional 1,666,666 shares and 338,124 shares of Class A Common Stock to Aranda and the North Island Stockholder respectively, for an aggregate additional purchase price of approximately $26.0 million and $5.2 million, respectively. In connection with these transactions, the Company incurred approximately $7.8 million in fees which were recorded as a reduction to additional paid-in capital.

Also in connection with the financing of the Acquisition of KCG, on June 16, 2017, Orchestra Borrower LLC (the "Escrow Issuer") a wholly owned subsidiary of Virtu Financial LLC (“Virtu Financial”) and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”) as more fully described under Liquidity and Capital Resources - Senior Secured Second Lien Notes. On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Notes and the indenture governing the Notes.

On June 30, 2017, Virtu Financial and VFH entered into a fourth amended and restated credit agreement (the “Fourth Amended and Restated Credit Agreement”) for $1.15 billion first lien secured term loans with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety VFH’s existing credit agreement. We have made payments in total of $750.0 million to the credit facility as of December 31, 2018.

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

Acquisition of Investment Technology Group, Inc.

On March 1, 2019 (the “ITG Closing Date”), the Company announced the completion of its previously announced acquisition of Investment Technology Group, Inc. (“ITG”) in a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion (the “ITG Acquisition”). In connection with the ITG Acquisition, Virtu Financial, VFH and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement (the “New Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The New Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million being borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095 million being borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of ITG Acquisition, VFH will assume the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Fourth Amended and Restated Credit Agreement was terminated.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2018, options to purchase 1,528,750 shares in the aggregate were forfeited and 4,049,058 options were exercised.  The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and will be recognized on a straight line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units will be recognized on a straight line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our consolidated financial statements and the financial statements of Virtu Financial LLC (“Virtu Financial”) except as follows: (i) cash and cash equivalents reflected on our Consolidated Statement of Financial Condition in the amount of $3.8 million; (ii) deferred tax assets reflected on our Consolidated Statement of Financial Condition in the amount of $189.6 million and tax receivable agreement obligation in the amount of $214.4 million, in each case as described in greater detail in Note 6 "Tax Receivable Agreements" of Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Consolidated Statement of Financial Condition; and (iv) provision for corporate income tax in the amount of $63.4 million reflected on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2018.

Components of Our Results of Operations

The following table shows the i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	Years Ended December 31,
Market Making	2018	2017	2016
Total revenue	$1,384,475	$836,707	$691,884
Total operating expenses	961,827	762,074	515,739
Income before income taxes and noncontrolling interest	422,648	74,633	176,145
Execution Services
Total revenue	496,333	99,135	10,352
Total operating expenses	171,290	111,654	5,949
Income before income taxes and noncontrolling interest	325,043	(12,519)	4,403
Corporate
Total revenue	(2,090)	92,140	36
Total operating expenses	49,238	41,090	993
Income before income taxes and noncontrolling interest	(51,328)	51,050	(957)
Consolidated
Total revenue	1,878,718	1,027,982	702,272
Total operating expenses	1,182,355	914,818	522,681
Income before income taxes and noncontrolling interest	$696,363	$113,164	$179,591

	Years Ended December 31,
(in thousands)	2018	2017	2016

Revenues:
Trading income, net	$1,266,682	$766,027	$665,465
Interest and dividends income	87,508	50,407	26,419
Commissions, net and technology services	184,339	116,503	10,352
Other, net	340,189	95,045	36
Total revenue	1,878,718	1,027,982	702,272

Operating Expenses:
Brokerage, exchange and clearance fees, net	301,779	256,926	221,214
Communication and data processing	176,120	131,506	71,001
Employee compensation and payroll taxes	215,556	177,489	85,295
Payments for order flow	74,645	27,727	—
Interest and dividends expense	141,814	91,993	56,557
Operations and administrative	64,749	61,466	23,358
Depreciation and amortization	61,154	47,327	29,703
Amortization of purchased intangibles and acquired capitalized software	26,123	15,447	211
Termination of office leases	23,357	3,671	(319)
Debt issue cost related to debt refinancing and prepayment	11,727	10,460	5,579
Transaction advisory fees and expenses	11,487	25,270	—
Reserve for legal matters	2,020	657	—
Charges related to share based compensation at IPO	24	772	1,755
Financing interest expense on long-term borrowings	71,800	64,107	28,327
Total operating expenses	1,182,355	914,818	522,681
Income before income taxes and noncontrolling interest	696,363	113,164	179,591
Provision for income taxes	76,171	94,266	21,251
Net income	$620,192	$18,898	$158,340

Total Revenues

The majority of our revenue is generated through market making activities, which is recorded as trading income, net. In addition, we generate revenues from interest and dividends income, agency execution services to select third parties, and technology services that use our proprietary technology to provide technology infrastructure to third parties. Following the Acquisition of KCG, we also earn commissions and commission equivalents, as well as, in certain cases, contingent fees based on client revenues, which represents variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside the Company’s control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur. Recurring fees, which exclude variable consideration, are billed and collected on a monthly basis.

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following three categories: Americas Equities, Rest of World Equities, and Global FICC, options and other. Our trading income, net, results from gains and losses associated with economically neutral trading strategies, which are designed to capture small bid ask spreads and often involve making markets in a derivative versus a correlated instrument that is not a derivative. These transactions often result in a gain or loss on the derivative and a corresponding loss or gain on the non-derivative. Trading income, net, accounted for 67%, 75%, and 95% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Commissions, net and technology services. Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which depends on client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Agency commission fees are charged for agency trades executed by us on behalf of third party broker-dealers, institutions and other financial institutions. We began providing agency execution services in April 2016, and revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade volume executed.

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

Other, net. We have interests in multiple telecommunications joint ventures (“JV”). We record our pro-rata share of each JV’s earnings or losses within other, net, while fees related to the use of communication services provided by the JVs are recorded within communications and data processing. In addition, we also recorded gains or losses on certain one-time transactions, including the sale of our BondPoint business ("BondPoint") in 2018, within other, net (see Note 4 "Sale of BondPoint" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

In July 2016, we made a minority investment in SBI Japannext Co., Ltd. (“SBI”) (the "SBI Investment"), a proprietary trading system based in Tokyo. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within other, net.

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

Payments for order flow. Payments for order flow represent payments to broker dealer clients, in the normal course of business, for directing their order flow to us primarily in U.S. equities. Payments for order flow will fluctuate as we modify our rates and as the portion of our clients that do not accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customers.

Communication and data processing. Communication and data processing represent primarily fixed expenses for leased equipment, equipment co-location, network lines and connectivity for our trading centers and co-location facilities. Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, markets and liquidity pools around the world, and data processing expense consists primarily of market data subscription fees that we pay to third parties to receive price quotes and related information.

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the Amended and Restated 2015 Management Incentive Plan.

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

Termination of office leases. Termination of office leases represents the one-time expense write-off on the present value of the future lease obligations on the office space we abandoned in connection with the Acquisition of KCG. The aggregated write-off amount includes legal fees, broker fees, dilapidation fees and other miscellaneous expense associated with the abandonment.

Debt issue costs related to debt refinancing. As a result of the refinancing or early termination of our long-term borrowings, we accelerate the capitalized debt issue costs and the discount on term loan that would otherwise to be amortized or accreted over the life of the term loan.

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the Acquisition of KCG and with the sale of BondPoint in 2018.

Reserve for Legal Matters. Reserve for legal matters represents the potential legal settlements from on-going legal matters that might be material for our results of operations and cash flows for any particular reporting period.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the years ended December 31, 2018, we recognized non-cash compensation expenses in respect of the outstanding time-vested VFI Class B Interests and East MIP Class B Interests, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 17 "Share-based Compensation" of Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the jurisdictions to which they relate, changes in how we do business, acquisitions and investments, audit-related developments, tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. We recorded a deferred tax expense for the impact of the 2017 Tax Act of approximately $90.6 million, which is primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. During 2018, we did not make any adjustments due to the 2017 Tax Act, and we have completed our determination of the accounting implications of the 2017 Tax Act on our tax balances as of December 31, 2018.

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 14 "Income Taxes" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Non-GAAP Financial Measures and Other Items

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP ("non-GAAP") financial measures of financial performance:

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

•
“EBITDA”, which measures our operating performance by adjusting net income to exclude financing interest expense on long-term borrowings, debt issue cost related to debt refinancing, depreciation and amortization, amortization of purchased intangibles and acquired capitalized software, and income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, reserve for legal matters, transaction advisory fees and expenses, termination of office leases, acquisition related retention bonus, connectivity early termination, trading related settlement income, gain on sale of businesses, other, net, write-down of assets, share based compensation, charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan, and charges related to share based compensation at IPO.

•
“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying a corporate tax rate of 23% for 2018, and 35.5% to 37% for 2017 and 2016.

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

Because of these limitations, Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes and Normalized Adjusted EPS along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income, cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP financial measure to the most directly comparable U.S. GAAP measure.

The following tables reconcile the consolidated statements of comprehensive income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and selected Operating Margins for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$1,266,682	$766,027	$665,465
Interest and dividends income	87,508	50,407	26,419
Commissions, net and technology services	184,339	116,503	10,352
Brokerage, exchange and clearance fees, net	(301,779)	(256,926)	(221,214)
Payments for order flow	(74,645)	(27,727)	—
Interest and dividends expense	(141,814)	(91,993)	(56,557)
Adjusted Net Trading Income	$1,020,291	$556,291	$424,465

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net Income	$620,192	$18,898	$158,340
Financing interest expense on long-term borrowings	71,800	64,107	28,327
Debt issue cost related to debt refinancing	11,727	10,460	5,579
Depreciation and amortization	61,154	47,327	29,703
Amortization of purchased intangibles and acquired capitalized software	26,123	15,447	211
Provision for Income Taxes	76,171	94,266	21,251
EBITDA	$867,167	$250,505	$243,411
Severance	10,974	14,911	1,252
Reserve for legal matters	2,020	657	—
Transaction advisory fees and expenses	11,487	25,270	994
Termination of office leases	23,357	3,671	(319)
Acquisition related retention bonus	—	23,050	—
Connectivity early termination	7,062	—	—
Trading related settlement income	—	(628)	(2,975)
Gain on sale of business	(335,210)	—	—
Other, net	(4,979)	(95,045)	(36)
Write-down of assets	3,239	1,216	428
Share based compensation	29,065	21,825	18,222
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	5,781	5,225	5,606
Charges related to share based compensation awards at IPO	24	740	1,755
Adjusted EBITDA	$619,987	$251,397	$268,338

Selected Operating Margins
Net Income Margin (1)	60.8%	3.4%	37.3%
EBITDA Margin (2)	85.0%	45.0%	57.3%
Adjusted EBITDA Margin (3)	60.8%	45.2%	63.2%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	For the Years Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$620,192	$18,898	$158,340
Provision for income taxes	76,171	94,266	21,251
Income before income taxes	696,363	113,164	179,591

Amortization of purchased intangibles and acquired capitalized software	26,123	15,447	211
Financing interest expense related to KCG transaction	—	4,626	—
Debt issue cost related to debt refinancing	11,727	10,460	5,579
Reserve for legal matters	2,020	657	—
Severance	10,974	14,911	1,252
Transaction advisory fees and expenses	11,487	25,270	994
Termination of office leases	23,357	3,671	(319)
Connectivity early termination	7,062	—	—
Gain on sale of business	(335,210)	—	—
Write-down of assets	3,239	2,849	428
Acquisition related retention bonus	—	23,050	—
Trading related settlement income	—	(628)	(2,975)
Other, net	(4,979)	(95,045)	(36)
Share based compensation	29,065	21,825	18,222
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	5,781	5,225	5,606
Charges related to share based compensation awards at IPO	24	740	1,755
Normalized Adjusted Net Income before income taxes	487,033	146,222	210,308
Normalized provision for income taxes (1)	112,018	54,102	74,659
Normalized Adjusted Net Income	$375,015	$92,120	$135,649

Weighted Average Adjusted shares outstanding (2)	190,959,477	161,464,923	139,685,124

Normalized Adjusted EPS	$1.96	$0.57	$0.97

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 23% for 2018 and 35.5% for 2017.

(2)
Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C Common Stock, have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D Common Stock, have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B Common Stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the Amended and Restated 2015 Management Incentive Plan during the years ended December 31, 2018, 2017 and 2016.

The following tables reconcile trading income, net to Adjusted Net Trading Income by segment (in thousands) for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,265,866	$816		$1,266,682
Commissions, net and technology services	28,813	155,526		184,339
Interest and dividends income	86,741	705	62	87,508
Brokerage, exchange and clearance fees, net	(242,847)	(58,932)		(301,779)
Payments for order flow	(74,518)	(127)		(74,645)
Interest and dividends expense	(140,120)	(1,694)		(141,814)
Adjusted Net Trading Income	$923,935	$96,294	$62	$1,020,291

	Year Ended December 31, 2017
	Market Making	Execution Services	Corporate	Total
Trading income, net	$769,556	$(5,394)	$1,865	$766,027
Commissions, net and technology services	13,689	102,814	—	116,503
Interest and dividends income	51,822	619	(2,034)	50,407
Brokerage, exchange and clearance fees, net	(224,706)	(32,220)	—	(256,926)
Payments for order flow	(28,038)	311	—	(27,727)
Interest and dividends expense	(92,871)	1,215	(337)	(91,993)
Adjusted Net Trading Income	$489,452	$67,345	$(506)	$556,291

	Year Ended December 31, 2016
	Market Making	Execution Services	Corporate	Total
Trading income, net	$665,465	$—	$—	$665,465
Commissions, net and technology services	—	10,352	—	10,352
Interest and dividends income	26,419	—	—	26,419
Brokerage, exchange and clearance fees, net	(221,214)	—	—	(221,214)
Interest and dividends expense	(56,557)	—	—	(56,557)
Adjusted Net Trading Income	$414,113	$10,352	$—	$424,465

The following tables reconcile our Market Making segment trading income, net to Adjusted Net Trading Income by category for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31, 2018
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$846,090	$167,638	$250,521	$1,617	$1,265,866
Commissions, net and technology services	28,583	—	230	—	28,813
Brokerage, exchange and clearance fees, net	(120,840)	(61,703)	(56,633)	(3,671)	(242,847)
Payments for order flow	(74,518)	—	—	—	(74,518)
Interest and dividends, net	(31,031)	(9,517)	(11,326)	(1,505)	(53,379)
Adjusted Net Trading Income	$648,284	$96,418	$182,792	$(3,559)	$923,935

	Year Ended December 31, 2017
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$404,113	$175,840	$192,563	$(2,960)	$769,556
Commissions, net and technology services	12,184	342	(79)	1,242	13,689
Brokerage, exchange and clearance fees, net	(97,832)	(70,180)	(55,910)	(784)	(224,706)
Payments for order flow	(27,600)	—	—	(438)	(28,038)
Interest and dividends, net	(15,151)	(13,770)	(8,825)	(3,303)	(41,049)
Adjusted Net Trading Income	$275,714	$92,232	$127,749	$(6,243)	$489,452

	Year Ended December 31, 2016
	Americas Equities	ROW Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$221,687	$171,385	$268,274	$4,119	$665,465
Brokerage, exchange and clearance fees, net	(90,151)	(65,330)	(64,422)	(1,311)	(221,214)
Interest and dividends, net	(7,290)	(11,620)	(8,816)	(2,412)	(30,138)
Adjusted Net Trading Income	$124,246	$94,435	$195,036	$396	$414,113

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the years ended December 31, 2018, 2017, and 2016 :

(in thousands, except percentage)	2018			2017			2016
Adjusted Net Trading Income by Category:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Americas Equities	$648,284	$2,583	63.5%	$275,714	$1,098	49.6%	$124,246	$493	29.2%
ROW Equities	96,418	384	9.5%	92,232	367	16.6%	94,436	$375	22.2%
Global FICC, Options and Other	182,792	728	17.9%	127,749	509	23.0%	195,036	$775	46.0%
Unallocated(1)	(3,559)	(14)	(0.3)%	(6,243)	(25)	(1.2)%	395	$2	0.2%
Total Market Making	$923,935	$3,681	90.6%	$489,452	$1,949	88.0%	$414,113	$1,645	97.6%

Execution Services	96,294	384	9.4%	67,345	268	12.1%	10,352	41	2.4%

Corporate	62	—	—%	(506)	(2)	(0.1)%	—	—	—%

Adjusted Net Trading Income	$1,020,291	$4,065	100.0%	$556,291	$2,215	100.0%	$424,465	$1,686	100.0%

(1)Under our methodology for recording “trading income, net” in our consolidated statements of comprehensive income from Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by category, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation may defer or accelerate the amount in a particular category from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that Adjusted Net Trading Income by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, Net, calculated in accordance with U.S. GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Total Revenues

Our total revenues increased $850.7 million, or 82.8%, to $1.9 billion for the year ended December 31, 2018, compared to $1.0 billion for the year ended December 31, 2017. This increase was primarily attributable to an increase in trading income, net, of $500.7 million and an increase in other, net, of $245.1 million primarily due to gain on the sale of BondPoint of $337.6 million, offset by the one-time gain recognized in the prior year of $86.6 million on the reduction of our tax receivable agreement obligation as a result of the decrease in the U.S corporate income tax rate to 21% in 2017.

The following table shows the total revenues by segment for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
(in thousands, except for percentage)	2018	2017	% Change
Market Making
Trading income, net	$1,265,866	$769,556	64.5%
Interest and dividends income	86,741	51,822	67.4%
Commissions, net and technology services	28,813	13,689	110.5%
Other, net	3,055	1,640	86.3%
Total revenues from Market Making	$1,384,475	$836,707	65.5%

Execution Services
Trading income, net	$816	$(5,394)	NM
Interest and dividends income	705	619	13.9%
Commissions, net and technology services	155,526	102,814	51.3%
Other, net	339,286	1,096	NM
Total revenues from Execution Services	$496,333	$99,135	400.7%

Corporate
Trading income, net	$—	$1,865	(100.0)%
Interest and dividends income	62	(2,034)	NM
Commissions, net and technology services	—	—	NM
Other, net	(2,152)	92,309	NM
Total revenues from Corporate	$(2,090)	$92,140	NM

Consolidated
Trading income, net	$1,266,682	$766,027	65.4%
Interest and dividends income	87,508	50,407	73.6%
Commissions, net and technology services	184,339	116,503	58.2%
Other, net	340,189	95,045	257.9%
Total revenues	$1,878,718	$1,027,982	82.8%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $500.7 million, or 65.4%, to $1.3 billion for the year ended December 31, 2018, compared to $766.0 million for the year ended December 31, 2017. The increase was primarily attributable to the overall market volume and volatility increases in Americas Equities, ROW Equities, and Global FICC, Options and Other, for the year-end December 31, 2018, comparing to the prior year. The Acquisition of KCG also contributed to the trading income, net by bringing in additional trading capital. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $37.1 million, or 73.6%, to $87.5 million for the year ended December 31, 2018, compared to $50.4 million for the year ended December 31, 2017. This increase was primarily attributable to the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $67.8 million, or 58.2%, to $184.3 million for the year ended December 31, 2018, compared to $116.5 million for the year ended December 31, 2017. The increase was primarily due to the Acquisition of KCG, as well as agency fee revenues arising from new customers we on-boarded during 2018.

Other, net. Other, net increased $245.1 million, or 257.9%, to $340.2 million for the year ended December 31, 2018, compared to $95.0 million for the year ended December 31, 2017. The increase was primarily due to the gain on sale of BondPoint of $337.6 million, as discussed in Note 4 "Sale of BondPoint" of Item 8 "Financial Statements and Supplementary

Data” of this Annual Report on Form 10-K. For the year ended December 31, 2017, we recognized one-time gain of $86.6 million on the reduction of our tax receivable agreement obligation as a result of the decrease in the U.S corporate income tax rate to 21%, we did not have such adjustment for the current year-ended December 31, 2018.

Adjusted Net Trading Income (non-GAAP)

Adjusted Net Trading Income increased $464.0 million, or 83.4%, to $1,020.3 million for the year ended December 31, 2018, compared to $556.3 million for the year ended December 31, 2017. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $372.6 million, and in Global FICC, Options and Other of $55.0 million, from the Market Making segment. The Execution Services segment also had an increase of $28.9 million, or 43.0%, due to an increase in customer trading activity and technology service contracts, offest by a reduction of revenue due to the sale of BondPoint. Adjusted Net Trading Income per day increased $1.8 million, or 83.4%, to $4.1 million for the year ended December 31, 2018, compared to $2.2 million for the year ended December 31, 2017. The number of trading days was 251 for both the years ended December 31, 2018, and 2017. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $267.5 million, or 29.2%, to $1.2 billion for the year ended December 31, 2018, compared to $914.8 million for the year ended December 31, 2017. This increase was primarily due to increases in brokerage, exchange, and clearance fees of $44.9 million, communications and data processing of $44.6 million, employee compensation and payroll taxes of $38.1 million, payments for order flow of $46.9 million, interest and dividends expense of $49.8 million, operating and administrative expenses of $3.3 million, depreciation and amortization expense of $13.8 million, amortization of purchased intangible and acquired capitalized software of $10.7 million, termination of office leases of $19.7 million, financing interest expense on long term borrowings of $7.7 million, and debt issue cost related to debt refinancing of $1.3 million. Transaction advisory fees and expenses decreased by $13.8 million for the year ended December 31, 2018. The overall increase in operating expenses was primarily attributable to the Acquisition of KCG, but was partially offset by the realization of expense reductions on a combined basis by consolidating various services and functions including technology, occupancy, consulting and others.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $44.9 million, or 17.5%, to $301.8 million for the year ended December 31, 2018, compared to $256.9 million for the year ended December 31, 2017. This increase was primarily attributable to the increases in market volume and volatility traded in Americas Equities instruments in which we make markets, as well as a result of the Acquisition of KCG. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $44.6 million, or 33.9%, to $176.1 million for the year ended December 31, 2018, compared to $131.5 million for the year ended December 31, 2017. This increase was primarily due to the Acquisition of KCG, which brought on additional connections, co-location connectivity, market data and other subscriptions. The increase was partially offset by the reductions in connectivity subscriptions as a result of an on-going effort to consolidate various communication and data processing subscriptions. For the year ended December 31, 2018, we recognized $7.1 million of expenses related to the termination of certain connectivity subscriptions; we had no material termination of connectivity subscriptions in 2017.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $38.1 million, or 21.4%, to $215.6 million for the year ended December 31, 2018, compared to $177.5 million for the year ended December 31, 2017. The increase in compensation levels was primarily attributable to the increase in headcount as a result of the Acquisition of KCG. Employee compensation expense is accrued based on a number of ratios including overall profitability, such as the Adjusted Net Trading Income for the period with certain adjustments made at management’s discretion. We have capitalized and therefore excluded employee compensation and benefits related to software development of $24.4 million, and $15.7 million for the years ended December 31, 2018 and 2017, respectively.

Payments for order flow. Payments for order flow, which we did not incur prior to the Acquisition of KCG, increased $46.9 million, or 169.2%, to $74.6 million for the year ended December 31, 2018, compared to $27.7 million for the year ended December 31, 2017, and were attributable to the Acquisition of KCG. Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow primarily in U.S. equities. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $49.8 million, or 54.2%, to $141.8 million for the year ended December 31, 2018, compared to $92.0 million for the year ended December 31, 2017. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions resulting from the Acquisition of KCG. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $3.3 million, or 5.3%, to $64.7 million for the year ended December 31, 2018, compared to $61.5 million for the year ended December 31, 2017. The increase was attributable to the Acquisition of KCG, which brought on additional operating and administrative costs such as professional fees, consulting fees, and other miscellaneous office expenses. The increase was partially offset by the cancellation of certain redundant services as a result of on-going effort to consolidate costs for the combined operation post the Acquisition of KCG.

Depreciation and amortization. Depreciation and amortization increased $13.8 million, or 29.2%, to $61.2 million for the year ended December 31, 2018, compared to $47.3 million for the year ended December 31, 2017. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the Acquisition of KCG and an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $10.7 million, or 69.1%, to $26.1 million for the year ended December 31, 2018, compared to $15.4 million for the year ended December 31, 2017. This increase was primarily due to additional intangible assets recognized as part of purchase price accounting for the acquisition of certain technology assets in the Teza Acquisition and the Acquisition of KCG in the amount of $2.0 million and $175.0 million, respectively.

Termination of office leases. Termination of office leases increased $19.7 million, or 536.3%, to $23.4 million for the year ended December 31, 2018, compared to $3.7 million year ended December 31, 2017. This increase was primarily due to consolidating occupancy spaces as a result of the Acquisition of KCG. We recognized a one-time expense write-off of the present value of the future lease obligations on the office leases we abandoned in connection with the Acquisition of KCG. The aggregated write-off amount includes legal fees, broker fees, dilapidation and other miscellaneous expense associated with the abandonment.

Debt issue costs related to debt refinancing. Expense from debt issue costs related to debt refinancing increased $1.3 million, or 12.1%, to $11.7 million for the year ended December 31, 2018, compared to $10.5 million for the year ended December 31, 2017. The increase reflects higher prepayments made on Fourth Amended Credit Facility during the year ended December 31, 2018 compared to the year ended December 31, 2017. We made a prepayment of $276 million in the first quarter of 2018, leading to higher accelerated amortization of the related debt issuance costs.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $13.8 million, or 54.5%, to $11.5 million for the year ended December 31, 2018, compared to $25.3 million for the year ended December 31, 2017. The decrease primarily represents lower non-recurring professional fees compared to those which had been incurred in 2017 related to the Acquisition of KCG. The transaction advisory fees and expenses for the year ended December 31, 2018 were primarily attributable to $8.6 million in professional fees and legal fees incurred in connection with the sale of BondPoint.

Reserve for legal matters. Reserve for legal matters increased $1.4 million, or 207.5%, to $2.0 million for the year ended December 31, 2018, compared to $0.7 million for the year ended December 31, 2017. The increase was primarily due to accruals for potential material legal settlements related to our results of operations and cash flows for the year ended December 31, 2018.

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $0.7 million, or 96.9%, to 24 thousand for the year ended December 31, 2018, compared to $0.8 million for the year ended December 31, 2017. The decrease was primarily attributable to the completed time vesting of the VFI Class B Interests and East MIP Class B Interests in January 2018.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $7.7 million, or 12.0%, to $71.8 million for the year ended December 31, 2018, compared to $64.1 million for the year ended

December 31, 2017. This increase was due to the refinancing of the senior secured first lien term loan and higher average outstanding borrowings during the year ended December 31, 2018, including the Notes, as discussed in Note 10 "Borrowings" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes decreased $18.1 million, or 19.2%, to $76.2 million for the year ended December 31, 2018, compared to $94.3 million for the year ended December 31, 2017. The year over year change in provision for income taxes resulted from both the increase in profitability for the year ended December 31, 2018 and the decrease in provision for income taxes for the remeasurement of federal net deferred tax assets, as a result of the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%, of $91.0 million for the year ended December 31, 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues

Our total revenues increased $325.7 million, or 46.4%, to $1,028.0 million for the year ended December 31, 2017, compared to $702.3 million for the year ended December 31, 2016. This increase was primarily attributable to an increase in trading income, net, of $100.5 million, $106.1 million increase in commissions, net and technology services, $24.0 million increase in interest and dividend income, and $95.0 million increase in other, net. These increases were primarily attributable to the Acquisition of KCG, as well as the gain on the reduction of our tax receivable agreement obligation as a result of the 2017 Tax Act during the year ended December 31, 2017.

The following table shows the total revenues by segment for the years ended December 31, 2017 and 2016.

(in thousands, except for percentage)	2017	2016	% Change
Market Making
Trading income, net	$769,556	$665,465	15.6%
Interest and dividends income	51,822	26,419	96.2%
Commissions, net and technology services	13,689	—	NM
Other, net	1,640	—	NM
Total revenues from Market Making	$836,707	$691,884	20.9%

Execution Services
Trading income, net	$(5,394)	$—	NM
Interest and dividends income	619	—	NM
Commissions, net and technology services	102,814	10,352	893.2%
Other, net	1,096	—	NM
Total revenues from Execution Services	$99,135	$10,352	857.6%

Corporate
Trading income, net	$1,865	$—	NM
Interest and dividends income	(2,034)	—	NM
Commissions, net and technology services	—	—	NM
Other, net	92,309	36	NM
Total revenues from Corporate	$92,140	$36	NM

Consolidated
Trading income, net	$766,027	$665,465	15.1%
Interest and dividends income	50,407	26,419	90.8%
Commissions, net and technology services	116,503	10,352	1,025.4%
Other, net	95,045	36	NM
Total revenues	$1,027,982	$702,272	46.4%

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
As discussed in Note 6 “Tax Receivable Agreements” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and Provision for Income Taxes above, we recognized a $86.6 million gain on the reduction of our tax receivable agreement obligation which is recorded in Other, net for the year ended December 31, 2017.
The increase in other, net was also attributable to the $3.3 million gain recognized from fair value adjustment in our minority interest in SBI Japannext for the year ended December 31, 2017.
Adjusted Net Trading Income

Adjusted Net Trading Income increased $131.8 million, or 31.0%, to $556.3 million for the year ended December 31, 2017, compared to $424.5 million for the year ended December 31, 2016. This increase was primarily attributable to the Acquisition of KCG, which resulted in a significant increase in Americas Equities of $151.5 million, or 122%, from the Market Making segment, and a significant increase of $56.9 million, or 569%, from Execution Services for the year ended December 31, 2017. The overall increase was partially offset by a decrease of $2.2 million, or 2%, to $92.2 million in ROW Equities and a decrease of $67.3 million, or 35%, to $127.7 million in Global FICC, Options and Other categories in the Market Making segment. The number of trading days for the years ended December 31, 2017 and 2016 were 251 and 252, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”

Operating Expenses

Our operating expenses increased $392.1 million, or75.0%, to $914.8 million for the year ended December 31, 2017, compared to $522.7 million for the year ended December 31, 2016. The increase in operating expenses was primarily attributable to the Acquisition of KCG, which caused increases in all expense areas except for charges related to share based compensation at IPO. There was an increase in brokerage, exchange, and clearance fees, net of $30.7 million, communication of data processing of $60.5 million, employee compensation and payroll taxes of $92.2 million, interest and dividends expense of $35.4 million, operations and administrative expense of $42.1 million, depreciation and amortization expense of $17.6 million, amortization of purchased intangible and acquired capital software of $15.2 million, debt issue cost related to debt refinancing of $4.9 million, transaction advisory fees and expenses of $25.3 million, reserve for legal matters of $0.7 million, and in financing interest expense on our long-term borrowings of $35.8 million. Additionally we incurred $27.7 million in payments for order flow, which was a new expense for the year ended December 31, 2017.

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

Communication and data processing. Communication and data processing expense increased $60.5 million, or 85.2%, to $131.5 million for the year ended December 31, 2017, compared to $71.0 million for the year ended December 31, 2016. This increase was primarily due to the Acquisition of KCG, which brought on additional connections, co-location connectivity, market data and other subscriptions to us. The increase was partially offset by the reductions in connectivity subscriptions as a result of an on-going effort to consolidate various communication and data processing subscriptions.

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

Debt issue cost related to debt refinancing. Debt issue costs related to debt refinancing increased $4.9 million, or 87.5%, to $10.5 million for the year ended December 31, 2017, compared to $5.6 million for the year ended December 31, 2016. The increase was primarily attributable to the recognition of an approximately $5.5 million in acceleration of the debt issue costs associated with the $250 million voluntary prepayment made towards our senior secured first lien term loan, as discussed in Note 10 “Borrowings” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Charges related to share based compensation at IPO. Charges related to share based compensation at IPO decreased $1.0 million, or 55.6%, to $0.8 million for the year ended December 31, 2017, compared to $1.8 million for the year ended December 31, 2016. The decrease was primarily attributable to the fact that certain VFI Class B Interests and East MIP Class B Interests became fully vested, and as well as to the increase in forfeitures for the year ended December 31, 2017, comparing to the year ended December 31, 2016.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $35.8 million, or 126.5%, to $64.1 million, compared to $28.3 million for the year ended December 31, 2016. This increase was primarily attributable to the increase in outstanding principal as a result from the refinancing of the senior secured first lien term loan and the offering of the Notes, as discussed in Note 10 “Borrowings” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Provision for Income Taxes

Following the consummation of the Reorganization Transactions, we incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes increased $73.0 million, to $94.3 million for the year ended December 31, 2017, compared to $21.3 million for the year ended December 31, 2016. The increase was primarily attributable to impact of the 2017 Tax Act on our net deferred tax assets, which decreased in value as a result of the lower U.S. corporate income tax rate effective January 1, 2018. This increase was offset in part by the effect of lower income before income taxes in 2017 compared to 2016, and the tax impact of the 2017 Tax Act on our tax receivable agreement obligations. See Note 14 “Income Taxes” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K Item for additional information.

On February 8, 2017, the Company issued an earnings release announcing its unaudited financial results for the quarter and year ended December 31, 2017, and furnished a copy of the release as Exhibit 99.1 to the Company’s current report on Form 8-K filed on the same date. The consolidated statements of comprehensive income for the year ended December 31, 2017 in this Annual Report on Form 10-K revised the amount reported as “Net income available for common stockholders” and “Basic and Diluted Earnings per share” of $17.3 million and $0.26, respectively, to $2.9 million and $0.03, respectively (See Item 8, “Financial Statements and Supplementary Data”). The reason for the revision was a change in the Company’s estimated provision for income tax due to the decrease in deferred tax assets as a result of the 2017 Tax Act that was passed on December 22, 2017.

Liquidity and Capital Resources

General

As of December 31, 2018, we had $736.0 million in cash and cash equivalents. These balances are maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2018, we had borrowings under our short-term credit facilities of approximately $184.6 million, borrowing under broker dealer facilities of $17.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $931.9 million. As of December 31, 2018, our regulatory capital requirements for domestic U.S. subsidiaries were $4.0 million, in aggregate.

The majority of our trading assets consists of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain an uncommitted credit facility with two of our wholly owned broker-dealer subsidiaries. Additionally, we also maintain a revolving credit facility with three of our wholly owned broker-dealer subsidiaries, as discussed in Note 10 "Borrowings" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 6 “Tax Receivable Agreements” to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $4.7 million to $17.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017 and our second payment of $12.4 million in September 2018. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equityholders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. We would expect any acceleration of these payments to be funded from the realized favorable tax attributes. However, if the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Fourth Amended and Restated Credit Agreement or the indenture governing our Notes restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

Regulatory Capital Requirements

Certain of our principal operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Financial BD LLC, Virtu Financial Capital Markets LLC, and Virtu Americas LLC, which became our subsidiary following the Acquisition of KCG, are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and FINRA. Virtu Financial Ireland Limited is a registered investment firm under the Market in Financial Instruments Directive, and its primary regulator is the Central Bank of Ireland.

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC, the Chicago Stock Exchange and FINRA for certain capital withdrawals. Virtu Americas LLC is also subject to rules set forth by NYSE and is required to maintain a certain level of capital in connection with the operation of its designated market maker business. Virtu Financial Ireland Limited is regulated by the Central Bank of Ireland as an Investment Firm and in accordance with European Union law is required to maintain a minimum amount of regulatory capital based upon its positions, financial conditions, and other factors. In addition to periodic requirements to report its regulatory capital and submit other regulatory reports, Virtu Financial Ireland Limited is required to obtain consent prior to receiving capital contributions or making capital distributions from its regulatory capital. Failure to comply with its regulatory capital requirements could result in regulatory sanction or revocation of its regulatory license. KCG Europe Limited, as an FCA-regulated investment firm is also subject to similar prudential capital requirements.

See Note 19 "Regulatory Requirement" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 "Borrowings" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on the Company’s various credit facilities. As of December 31, 2018, the outstanding principal balance on our broker-dealer facilities was $17.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $184.6 million, which was netted within receivables from broker dealers and clearing organizations on the consolidated statement of financial condition of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We were in compliance with all applicable covenants under the Fourth Amended and Restated Credit Agreement as of December 31, 2018.

As of March 1, 2019, we have made total prepayments in the amount of $750 million under the Fourth Amended and Restated Credit Agreement.

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

We were in compliance with all applicable covenants under the indenture governing our Notes as of December 31, 2018.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
Net cash provided by (used in):	2018	2017	2016
Operating activities	$714,595	$290,574	$239,599
Investing activities	329,174	(838,016)	(59,017)
Financing activities	(835,482)	889,797	(161,237)
Effect of exchange rate changes on cash and cash equivalents	(5,127)	9,117	(1,165)
Net increase (decrease) in cash and cash equivalents	$203,160	$351,472	$18,180

Operating Activities

Net cash provided by operating activities was $714.6 million for the year ended December 31, 2018, compared to $290.6 million for the year ended December 31, 2017. The increase of $424.0 million in net cash provided by operating activities was primarily attributable to the gain recognized on Sale of BondPoint of $337.6 million, and significantly increased our trading capital and net income as a result of the Acquisition of KCG. In addition, in April 2018, we received 56.6 million from BATS (a subsidiary of CBOE Holdings, Inc.), as part of the shared tax benefit agreement when KCG sold KCG Hotspot, an institutional spot foreign exchange electronic communications networks (“ECN”), to BATS.

Net cash provided by operating activities was $290.6 million for the year ended December 31, 2017, compared to $239.6 million for the year ended December 31, 2016. The increase of $51.0 million in net cash provided by operating activities was primarily attributable to the Acquisition of KCG, which significantly increased our trading capital.

Investing Activities

Net cash provided by investing activities was $329.2 million for the year ended December 31, 2018, compared to net cash used of $838.0 million for the year ended December 31, 2017. The increase in cash provided of $1.2 billion was primarily attributable to the cash provided by the proceeds of $400.2 million received from the sale of BondPoint in 2018, compared to net cash used of $799.6 million in 2017 for the Acquisition of KCG. See Note 3 "Acquisition of KCG" and Note 4 "Sale of BondPoint" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Net cash used in investing activities was $838.0 million for the year ended December 31, 2017, compared to $59.0 million for the year ended December 31, 2016. The increase in cash used of $779.0 million was primarily attributable to the net cash used for the Acquisition of KCG. See Note 3 “Acquisition of KCG” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash used in financing activities was $835.5 million for the year ended December 31, 2018, while net cash provided by financing activities was $889.8 million for the year ended December 31, 2017. The decrease in cash provided of $1.7 billion compared to the prior year was primarily attributable to the $736.0 million cash provided from issuance of common stock as part of the Acquisition of KCG and $1.1 billion of proceeds from long term borrowings, offset by $737.5 million of repayments of long term borrowings and KCG Notes (as defined below) during the year ended December 31, 2017, compared to financing cash outflows during the year ended December 31, 2018, including repayments of our senior secured credit facility of $500.0 million. In addition, cash used for purchases of treasury stock increased by $63.5 million, cash used for dividends increased by $36.5 million, and cash used for distribution to non-controlling interest increased by $117.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Net cash provided by financing activities was $889.8 million for the year ended December 31, 2017 and net cash used in financing activities of $161.2 million for the year ended December 31, 2016. The increase in cash provided of $1.1 billion was primarily attributable to the $735 million cash provided from issuance of common stock as part of the Acquisition of KCG, as well as the refinancing of the first lien senior secured credit facility of $1.15 billion and the issuance of Notes of $500.0 million during the year ended December 31, 2017. The increase in net cash provided by financing activities was partially offset by the $250.0 million voluntary prepayment on our Term Loan Facility, and the repayment of certain indebtedness of KCG for $481.0 million.

Share Repurchase Program

On February 8, 2018, the Company’s board of directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units, which was expanded to $100.0 million on July 27, 2018. The stock and common units repurchase program lasts through September 30, 2019. Since the inception of the program, the Company repurchased approximately 2.6 million shares of Class A common stock and common units for approximately $65.9 million. At December 31, 2018, the Company has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Secondary Offerings

In May 2018, the Company and certain selling stockholders completed a public offering (the “May 2018 Secondary Offering”) of 17,250,000 shares of Class A Common Stock by the Company and certain selling stockholders at a purchase price per share of $27.16 (the offering price to the public of $28.00 per share minus the underwriters’ discount), which included the exercise in full by the underwriters of their option to purchase additional shares in the May 2018 Secondary Offering.  The Company sold 10,518,750 shares of Class A Common Stock in the offering, the net proceeds of which were used to purchase an equivalent number of Virtu Financial Units and corresponding shares of Class D Common Stock from TJMT Holdings LLC pursuant to that certain Member Purchase Agreement, entered into on May 15, 2018 by and between the Company and TJMT Holdings LLC. The selling stockholders sold 6,731,250 shares of Class A Common Stock in the May 2018 Secondary Offering, including 2,081,250 shares of Class A Common Stock issued by the Company upon the exercise of vested stock options.

In connection with the May 2018 Secondary Offering, the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock Fund Investments Pte. Ltd. (“Havelock”) and Aranda entered into that certain Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated April 20, 2017, by and among the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock, Aranda and certain direct or indirect equityholders of the Company (the

“Amended and Restated Registration Rights Agreement”) to add Mr. Vincent Viola and Mr. Michael Viola and to confirm that certain other persons (including the Company’s CEO) remain parties to the Amended and Restated Registration Rights Agreement.

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2018. Amounts we pay in future periods may vary from those reflected in the table.

	Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	931,908	—	431,908	500,000	—
Capital leases	34,917	21,983	12,934	—	—
Operating leases	246,737	32,755	56,037	44,166	113,779
Total contractual obligations	$1,213,562	$54,738	$500,879	$544,166	$113,779

(1)
Balances Consist of principal payments under the Notes, Term Loan Facility and the SBI bonds, which do not include unamortized discount, unamortized commitment fees or utilization fees, and interest accrued.

The contractual obligation table above excludes contractual amounts owed under the tax receivable agreement as the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2018, a total of $214.4 million has been recorded in amount due pursuant to tax receivable agreement in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of December 31, 2018, and 2017, or on our results of operations and cash flows for the years ended December 31, 2018, 2017, and 2016.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 11 "Financial Assets and Liabilities" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan were in the form of stock options, Class A Common Stock and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight line basis over the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of our acquisitions. Goodwill is not amortized but is assessed for impairment on an annual basis and between annual assessments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is assessed at the reporting unit level, which is defined as an operating segment or one level below the operating segment.

When assessing impairment, an entity may perform a "Step 0" assessment, under which it assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances, including the following:
•general economic conditions;
•limitations on accessing capital;
•fluctuations in foreign exchange rates or other developments in equity and credit markets;

•industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development,
•cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;
•overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;
•other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.

If, after assessing the totality of such events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.

The goodwill impairment test is itself a two-step process. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed. The second step is used to measure the amount of impairment loss, if any, and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.

We assess goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2018, we performed a Step 0 qualitative assessment as described in ASC 350-20-35 (as described above) for each reporting unit. No impairment of goodwill was identified.

We amortize finite-lived intangible assets over their estimated useful lives. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 "Summary of Significant Accounting Policies" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivables from brokers, dealers and clearing organizations, respectively, on the consolidated statements of financial condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the consolidated statements of financial condition. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2018 and December 31, 2017 was $2.6 billion and $2.7 billion, respectively, in long positions and $2.5 billion and $2.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under ASC 815 Derivatives and Hedging, other than derivatives used to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations as discussed in Note 12 "Derivative Instruments" of Item 8 "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying consolidated statements of comprehensive income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and Subsidiaries (the ‘‘Company’’) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, NY
March 13, 2018

We began serving as the Company’s auditor in 2011. In 2018, we became the predecessor auditor.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$736,047	$532,887
Securities borrowed	1,399,684	1,471,172
Securities purchased under agreements to resell	15,475	—
Receivables from broker dealers and clearing organizations	1,101,449	972,018
Trading assets, at fair value:
Financial instruments owned	1,848,806	2,117,579
Financial instruments owned and pledged	791,115	595,043
Property, equipment and capitalized software (net of accumulated depreciation of $323,718 and $375,656 as of December 31, 2018 and December 31, 2017, respectively)	113,322	137,018
Goodwill	836,583	844,883
Intangibles (net of accumulated amortization of $148,644 and $123,408 as of December 31, 2018 and December 31, 2017, respectively)	83,989	111,224
Deferred tax assets	200,359	125,760
Assets of business held for sale	—	55,070
Other assets ($48,273 and $98,364, at fair value, as of December 31, 2018 and December 31, 2017, respectively)	254,149	357,352
Total assets	$7,380,978	$7,320,006

Liabilities and equity
Liabilities
Short-term borrowings	$15,128	$27,883
Securities loaned	1,130,039	754,687
Securities sold under agreements to repurchase	281,861	390,642
Payables to broker dealers and clearing organizations	567,441	716,205
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,475,395	2,384,598
Tax receivable agreement obligations	214,403	147,040
Accounts payable and accrued expenses and other liabilities	294,975	358,825
Long-term borrowings	907,037	1,388,548
Total liabilities	$5,886,279	$6,168,428

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 108,955,048 and 90,415,532 shares, Outstanding — 106,776,277 and 89,798,609 shares at December 31, 2018 and December 31, 2017, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2018 and December 31, 2017, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 13,749,886 and 17,880,239 shares at December 31, 2018 and December 31, 2017, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 69,091,740 and 79,610,490 shares at December 31, 2018 and December 31, 2017, respectively	1	1
Treasury stock, at cost, 2,178,771 and 616,923 shares at December 31, 2018 and December 31, 2017, respectively	(55,005)	(11,041)
Additional paid-in capital	1,010,468	900,746
Retained earnings (accumulated deficit)	96,513	(62,129)
Accumulated other comprehensive income	(82)	2,991
Total Virtu Financial Inc. stockholders' equity	$1,051,896	$830,569
Noncontrolling interest	442,803	321,009
Total equity	$1,494,699	$1,151,578

Total liabilities and equity	$7,380,978	$7,320,006
See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Years Ended
	December 31,
(in thousands, except share and per share data)	2018	2017	2016
Revenues:
Trading income, net	$1,266,682	$766,027	$665,465
Interest and dividends income	87,508	50,407	26,419
Commissions, net and technology services	184,339	116,503	10,352
Other, net	340,189	95,045	36
Total revenue	1,878,718	1,027,982	702,272

Operating Expenses:
Brokerage, exchange and clearance fees, net	301,779	256,926	221,214
Communication and data processing	176,120	131,506	71,001
Employee compensation and payroll taxes	215,556	177,489	85,295
Payments for order flow	74,645	27,727	—
Interest and dividends expense	141,814	91,993	56,557
Operations and administrative	64,749	61,466	23,358
Depreciation and amortization	61,154	47,327	29,703
Amortization of purchased intangibles and acquired capitalized software	26,123	15,447	211
Termination of office leases	23,357	3,671	(319)
Debt issue cost related to debt refinancing and prepayment	11,727	10,460	5,579
Transaction advisory fees and expenses	11,487	25,270	—
Reserve for legal matters	2,020	657	—
Charges related to share based compensation at IPO	24	772	1,755
Financing interest expense on long-term borrowings	71,800	64,107	28,327
Total operating expenses	1,182,355	914,818	522,681
Income before income taxes and noncontrolling interest	696,363	113,164	179,591
Provision for income taxes	76,171	94,266	21,251
Net income	620,192	18,898	158,340
Noncontrolling interest	(330,751)	(15,959)	(125,360)

Net income available for common stockholders	$289,441	$2,939	$32,980

Earnings per share
Basic	$2.82	$0.03	$0.83
Diluted	$2.78	$0.03	$0.83

Weighted average common shares outstanding
Basic	100,875,793	62,579,147	38,539,091
Diluted	102,089,139	62,579,147	38,539,091

Net income	$620,192	$18,898	$158,340
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(5,127)	9,117	(1,165)
Comprehensive income	615,065	28,015	157,175
Less: Comprehensive income attributable to noncontrolling interest	(328,697)	(21,833)	(124,546)
Comprehensive income attributable to common stockholders	$286,368	$6,182	$32,629

See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

(in thousands, except share and interest data)	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2015	38,379,858	$—	20,976,598	$—	79,610,490	$1	(169,649)	$(3,819)	$130,902	$3,525	$99	$130,708	$427,162	$557,870
Share based compensation	953,054	—	(58,070)	—	—	—	—	—	24,893	—	—	24,893	—	24,893
Repurchase of Class C common stock	—	—	(4,153)	—	—	—	—	—	(98)	—	—	(98)	—	(98)
Treasury stock purchases	—	—	—	—	—	—	(283,417)	(4,539)	—	—	—	(4,539)	—	(4,539)
Net income	—	—	—	—	—	—	—	—	—	32,980	—	32,980	125,360	158,340
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(351)	(351)	(814)	(1,165)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(162,969)	(162,969)
Dividends	—	—	—	—	—	—	—	—	—	(37,759)	—	(37,759)	—	(37,759)
Issuance of common stock in connection with secondary offering, net of offering costs	1,103,668	—	—	—	—	—	—	—	16,677	—	—	16,677	—	16,677
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	—	(1,103,668)	—	—	—	—	—	(17,383)	—	—	(17,383)	—	(17,383)
Issuance of tax receivable agreements in connection with secondary offering	—	—	—	—	—	—	—	—	545	—	—	545	—	545
Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	546,265	—	(34,019)	—	—	—	—	—	16,846	—	—	16,846	—	16,846
Repurchase of Class C common stock	—	—	(540,686)	—	—	—	—	—	(9,143)	—	—	(9,143)	—	(9,143)
Treasury stock purchases	—	—	—	—	—	—	(163,857)	(2,683)	—	—	—	(2,683)	—	(2,683)
Net income	—	—	—	—	—	—	—	—	—	2,939	—	2,939	15,959	18,898
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,243	3,243	5,874	9,117
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(89,563)	(89,563)
Dividends	—	—	—	—	—	—	—	—	—	(63,814)	—	(63,814)	—	(63,814)
Issuance of Class A common stock	48,076,924	1	—	—	—	—	—	—	735,973	—	—	735,974	—	735,974
Issuance of common stock in connection with employee exchanges	1,355,763	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,355,763)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,534	—	—	1,534	—	1,534
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	1,027,861	—	—	—	—	—	—	—	34,909	—	—	34,909	—	34,909
Repurchase of Class C common stock	—	—	(210,891)	—	—	—	—	—	—	(8,216)	—	(8,216)	—	(8,216)
Treasury stock purchases	(1,007,230)	—	—	—	—	—	(1,561,848)	(43,964)	—	(22,254)	—	(66,218)	—	(66,218)
Stock option exercised	4,080,673	—	—	—	—	—	—	—	76,754	—	—	76,754	—	76,754
Net income	—	—	—	—	—	—	—	—	—	289,441	—	289,441	330,751	620,192
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,073)	(3,073)	(2,054)	(5,127)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(206,903)	(206,903)
Dividends	—	—	—	—	—	—	—	—	—	(100,329)	—	(100,329)	—	(100,329)
Issuance of common stock in connection with employee exchanges	3,919,462	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(950)	—	—	(950)	—	(950)

(in thousands, except share and interest data)	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(3,919,462)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(991)	—	—	(991)	—	(991)
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net Income (loss)	$620,192	$18,898	$158,340

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,154	47,327	29,703
Amortization of purchased intangibles and acquired capitalized software	26,123	15,447	211
Debt issue cost related to debt refinancing and prepayment	10,645	10,460	5,579
Amortization of debt issuance costs and deferred financing fees	10,419	5,822	1,690
Termination of office leases	23,357	3,671	—
Share based compensation	31,934	26,259	22,866
Reserve for legal matters	2,020	657	—
Write-down of assets	3,239	1,216	428
Connectivity early termination	2,000	—	—
Tax receivable agreement obligation reduction	—	(86,599)	—
Deferred taxes	4,131	102,973	13,313
Gain on sale of businesses	(335,211)	—	—
Other	418	(4,577)	(1,070)
Changes in operating assets and liabilities:
Securities borrowed	71,488	155,277	233,291
Securities purchased under agreements to resell	(15,475)	16,894	14,981
Receivables from broker dealers and clearing organizations	(129,431)	26,145	27,808
Trading assets, at fair value	72,701	1,210,599	(530,668)
Other assets	125,272	44,494	772
Securities loaned	375,352	366,295	(302,400)
Securities sold under agreements to repurchase	(108,781)	(450,964)	—
Payables to broker dealers and clearing organizations	(148,764)	(516,376)	209,374
Trading liabilities, at fair value	90,797	(721,204)	370,065
Accounts payable and accrued expenses and other liabilities	(78,985)	17,860	(14,684)
Net cash provided by operating activities	714,595	290,574	239,599

Cash flows from investing activities
Development of capitalized software	(21,482)	(14,158)	(8,404)
Acquisition of property and equipment	(26,467)	(18,932)	(11,859)
Proceeds from sale of telecommunication assets	600	—	—
Proceeds from sale of BondPoint	400,192	—	—
Investment in joint ventures	(23,669)	—	—
Investment in SBI Japannext	—	—	(38,754)
Acquisition of KCG Holdings, net of cash acquired, described in Note 3	—	(799,632)	—
Acquisition of Teza Technologies	—	(5,594)	—
Proceeds from sale of DMM business	—	300	—
Net cash provided by (used in) investing activities	329,174	(838,016)	(59,017)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(206,903)	(89,563)	(162,969)
Dividends	(100,329)	(63,814)	(37,759)
Repurchase of Class A-2 interests	—	(11,143)	(2,000)
Repurchase of Class C common stock	(8,216)	—	(98)
Purchase of treasury stock	(66,218)	(2,683)	(4,539)
Stock option exercised	76,754	—	—
Short-term borrowings, net	(15,000)	7,000	(20,000)
Proceeds from long-term borrowings	—	1,115,036	75,753
Repayment of long term borrowings	(500,000)	(256,473)	(3,825)
Repayment of KCG Notes	—	(480,987)	—
Tax receivable agreement obligations	(12,359)	(7,045)	—
Debt issuance costs	(2,261)	(56,505)	(5,094)

Issuance of common stock, net of offering costs	—	735,974	—
Issuance of common stock in connection with secondary offering, net of offering costs	(950)	—	16,677
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	—	(17,383)
Net cash provided by (used in) financing activities	(835,482)	889,797	(161,237)

Effect of exchange rate changes on cash and cash equivalents	(5,127)	9,117	(1,165)

Net increase (decrease) in cash and cash equivalents	203,160	351,472	18,180
Cash and cash equivalents beginning of period	532,887	181,415	163,235
Cash and cash equivalents, end of period	$736,047	$532,887	$181,415

Supplementary disclosure of cash flow information
Cash paid for interest	$139,412	$112,982	$54,872
Cash paid for taxes	93,991	5,976	16,175

Non-cash investing activities
Share based compensation to developers relating to capitalized software	2,936	1,605	2,750
See Note 3 for a description of non-cash investing activities relating to the acquisition of KCG
Non-cash financing activities
Tax receivable agreement described in Note 6	$(991)	$1,534	$545
Discount on issuance of senior secured credit facility	—	1,438	1,350
Secondary offerings described in Note 16	—	—	—

See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, the “Company”) beginning with its initial public offering (“IPO”) in April of 2015, along with the historical accounts and operations of Virtu Financial LLC (“Virtu Financial”) prior to the Company’s IPO. VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial, which it acquired pursuant to and subsequent to certain reorganization transactions (the “Reorganization Transactions”) consummated in connection with its IPO. As of December 31, 2018, VFI owned approximately 56.7% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and, through Virtu Financial and its subsidiaries (the “Group”), continues to conduct the business now conducted by such subsidiaries.

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

On July 20, 2017 (the “Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”) . Pursuant to the terms of the Agreement and Plan of Merger, dated as of April 20, 2017, by and among the Company, Orchestra Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), and KCG, Merger Sub merged with and into KCG (the “KCG Merger”), with KCG surviving the KCG Merger as a wholly owned subsidiary of the Company. See Note 3 “Acquisition of KCG” for further details.

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), Virtu Americas LLC (“VAL”), and Virtu Financial Capital Markets LLC (“VFCM”, collectively with VFBD and VAL, the "broker-dealers"), which are self-clearing U.S. broker-dealers. Other principal subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu Financial Ireland Limited, formed in Ireland; Virtu Financial Asia Pty Ltd, formed in Australia; and Virtu Financial Singapore Pte. Ltd., formed in Singapore, each of which are trading entities focused on asset classes in their respective geographic regions.

On January 2, 2018, the Company completed the sale of its fixed income trading venue, BondPoint, to Intercontinental Exchange (“ICE”) for total gross proceeds of $400.2 million. See Note 4 "Sale of BondPoint" for further details.

Prior to the Acquisition of KCG, the Company was managed and operated as one business, under one operating segment. As a result of the Acquisition of KCG, beginning in the third quarter of 2017 the Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 20 "Geographic Information and Business Segments" for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

These consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-K and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. The consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. The Company operates and controls all business and affairs of Virtu Financial and its operating subsidiaries indirectly through its equity interest in Virtu Financial.

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

As discussed in Note 3 “Acquisition of KCG”, the Company has accounted for the Acquisition of KCG under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of KCG, as of the Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the Acquisition reflect KCG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the years ended December 31, 2017 and 2016 comprise the results of the Company for the entire applicable periods and results of KCG from the Closing Date through December 31, 2017. All periods prior to the Closing Date comprise solely results of the Company.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

As of December 31, 2018 and 2017, receivables from and payables to broker-dealers and clearing organizations primarily represented amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net by counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Derivative Instruments

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, are carried at fair value, and include futures, forward contracts, and options. Gains or losses on these derivative instruments are recognized currently within trading income, net in the consolidated statement of comprehensive income. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies, which are actively traded. The Company presents its derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Cash flows associated with such derivative activities are included in cash flows from operating activities on the consolidated statements of cash flows.

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

Goodwill

Goodwill represents the excess of the purchase price over the underlying net tangible and intangible assets of the Company’s acquisitions. Goodwill is not amortized but is assessed for impairment on an annual basis and between annual assessments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is assessed at the reporting unit level, which is defined as an operating segment or one level below the operating segment.

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2018, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange memberships acquired in connection with the Acquisition of KCG were recorded at their fair value on the date of acquisition. Exchange stock includes shares that entitle the Company to certain trading privileges. The Company’s exchange memberships and stock are included in intangibles in the consolidated statements of financial condition.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. The Company recognizes the related revenue when the third party research services are rendered and payments are made. As the Company acts as an agent in these transactions, it records such expenses on a net basis within commissions, net and technology services in the consolidated statements of comprehensive income.

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

The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its subsidiaries domiciled in Ireland, which utilize the Euro as the functional currency.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan, adopted by the Company's Board of Directors and stockholders effective upon consummation of the IPO (as amended, the “Amended and Restated 2015 Management Incentive Plan”) were in the form of stock options, Class A common stock, par value $0.00001 (the "Class A Common Stock") and RSUs. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the RSUs, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG.  Upon the KCG Merger, KCG was required to relinquish their ownership in the JV. As of December 31, 2018, each of the remaining parties owns approximately 11% of the voting shares and 11% of the equity of this JV. In addition, as a result of the Acquisition of KCG, the Company owns 50% of the voting shares and 50% of the equity of another JV. These two JVs build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. The JVs meet the criteria to be considered VIEs.

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

The following table presents the Company’s nonconsolidated VIEs at December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,254	$—	$18,254	$49,450

The following table presents the Company’s nonconsolidated VIEs at December 31, 2017:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,799	$—	$18,799	$41,936

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

The Company adopted the new revenue standard on January 1, 2018 by applying the modified retrospective method, which did not result in a transition adjustment. The new standard does not apply to revenue associated with financial instruments that are accounted for under other U.S. GAAP, and as a result, did not have a material impact on the Company’s consolidated financial statements, which are most closely associated with financial instruments, including trading income, net, and interest and dividends income. The new revenue standard primarily impacts revenues from technology services, commissions and soft-dollar arrangements generated by execution services. The additional disclosures required by the new standard have been included in Note 13 "Revenues from Contracts with Customers".

Financial Assets and Liabilities — In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU affects the accounting for equity investments, financial liabilities under fair value option and presentation and disclosure requirements of financial instruments. The ASU affects all entities that hold financial assets or owe financial liabilities and is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. The Company does not currently classify any equity securities as available for sale, and it does not apply the fair value option to its own debt issuances. The

Company has adopted this ASU as of January 1, 2018, and it did not have a material impact on its consolidated financial statements.

Income Taxes – In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 749): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires the reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transactions are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The ASU is effective for reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018, and it did not have a material impact on its consolidated financial statements.

Business Combinations - In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, to amend the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018, and it did not have a material impact on its consolidated financial statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2018

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability will be equal to the present value of the future lease payments. The asset, referred to as a “right-of-use asset” will be based on the liability, subject to adjustment, such as for initial direct costs. For statement of comprehensive income purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which modified certain aspects of ASC Topic 842, including allowing entities to adopt the new leasing standard as of January 1, 2019, without restating prior periods presented, and providing certain practical expedients including allowing lessors not to separate out lease and non-lease components when certain conditions are met.

The Company adopted this ASU on January 1, 2019 using the modified retrospective method of implementation, and it is finalizing the impact on the financial statements. The Company elected to recognize the cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company does not plan to recognize lease assets and lease liabilities for leases with a determined lease term of twelve months or less and which are not expected to be renewed. Upon implementation, the Company estimated an impact of $334.0 million to $369.2 million in lease liabilities and $303.8 million to $335.7 million in right-of-use assets on its Statement of Financial Condition related to certain occupancy, equipment, communications and data processing, and other contractual arrangements under noncancelable operating lease agreements held under the Company's name, which currently are not reflected in its Statement of Financial Condition as of December 31, 2018.

Goodwill - In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for public entities in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, with the objective of conforming the accounting for share-based awards to non-employees to the accounting for awards granted to employees. Previously, non-employee awards were measured at the vesting date, rather than the grant date, which effectively required the awards to be marked to market until the award vested. Under the new ASU, companies will be required to measure non-employee awards at the fair value of the instruments issued at the grant date. Entities will also be able to consider the probability of the recipient satisfying any performance conditions. The ASU is effective for periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not currently make share-based awards to non-employees, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in ASC Topic 820, Fair Value Measurement. Disclosure requirements were eliminated for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Disclosure requirements were modified for liquidation of investments in certain entities that calculate net asset value, and for measurement uncertainty disclosures. Disclosure requirements were added for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for periods beginning after December 15, 2019, including interim periods within that fiscal year. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Consolidation - In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which modified how VIEs are assessed for consolidation purposes under ASC Topic 810, Consolidation. Under the update, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The ASU is effective for periods beginning after December 15, 2019, including interim periods within that fiscal year. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Measurement of Credit Losses on Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model ("CECL"). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses are generally recognized earlier than under current GAAP. The ASU is effective for periods beginning after December 15, 2019, including interim periods within that fiscal year.

The Company is currently in the process of identifying and developing the changes to the Company’s existing models and processes that will be required under CECL. As of December 31, 2018, the ASU is expected to impact only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/ lending transactions) and receivables from broker dealers and clearing organizations, and therefore the Company expects the ASU to have a limited impact on its financial condition, results of operations and cash flows. However, the ultimate impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

3. Acquisition of KCG

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

On the Closing Date, and in connection with the financing of the Acquisition of KCG, the Company issued to North Island Holdings I, LP (the “North Island Stockholder”) 39,725,979 shares of the Company’s Class A Common Stock for an aggregate purchase price of approximately $613.5 million. On August 10, 2017 the Company issued an additional 338,124 shares of its Class A Common Stock for an aggregate purchase price of $5.2 million (collectively, the “North Island Investment”). In connection with the Temasek Investment and North Island Investment, the Company incurred approximately $7.8 million in fees which were recorded as a reduction to additional paid-in capital.

On July 21, 2017, the outstanding 6.875% Senior Secured Notes due 2020 issued by KCG (the "KCG Notes") were redeemed at a redemption price equal to 103.438% of the $465.0 million principal amount, plus accrued and unpaid interest. The redemption was pursuant to the indenture, dated as of March 13, 2015 (as amended, restated, supplemented or otherwise modified), by and among KCG, the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent. See "Fourth Amended and Restated Credit Agreement" and "Senior Secured Second Lien Notes" in Note 10 "Borrowings".

Accounting treatment of the Acquisition of KCG

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

Certain former KCG management employees were terminated upon the Acquisition of KCG, and as a result were paid an aggregate of $6.4 million pursuant to their existing employment contracts. This amount was recognized as an expense by the Company and was included in Employee compensation and payroll taxes in the consolidated statements of comprehensive income for the year ending December 31, 2017. The Company also made annual incentive compensation payments in 2018 to former KCG employees who became employees of the Company following the Acquisition of KCG, and accrued related compensation expense of approximately $35.3 million during the year ended December 31, 2017, which was included in Employee compensation and payroll taxes in the consolidated statements of comprehensive income for the year ended December 31, 2017.

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

Tax treatment of the Acquisition of KCG

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

4. Sale of BondPoint

In October 2017, the Company entered into an Asset Purchase Agreement with Intercontinental Exchange ("ICE") pursuant to which the Company has agreed to sell specified assets and to assign specified liabilities constituting its BondPoint division and fixed income venue (“BondPoint”). BondPoint is a provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services.

As of December 31, 2017, the Company transferred the carrying value of BondPoint to assets held for sale. On January 2, 2018, the Company completed the sale of BondPoint to ICE for total gross proceeds of $400.2 million in cash. The Company incurred one-time transaction costs of $8.5 million, which included professional fees of $7.1 million related to the sale and $1.4 million of compensation expense, which is recorded in Transaction advisory fees and expenses and Employee compensation and payroll taxes, respectively, on the consolidated statement of comprehensive income. The Company recognized a gain on sale of $337.6 million, which is recorded in Other, net on the consolidated statement of comprehensive income for the year ended December 31, 2018.

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousands)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Income (loss) before income taxes and noncontrolling interest	$696,363	$113,164	179,591
Provision for (benefit from) income taxes	76,171	94,266	21,251
Net income	620,192	18,898	158,340

Noncontrolling interest	(330,751)	(15,959)	(125,360)

Net income (loss) available for common stockholders	$289,441	$2,939	$32,980

The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2018	2017	2016
Basic earnings per share:
Net income (loss) available for common stockholders	$289,441	$2,939	$32,980

Less: Dividends and undistributed earnings allocated to participating securities	(5,418)	(1,326)	(809)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	284,023	1,613	32,171

Weighted average shares of common stock outstanding:
Class A	100,875,793	62,579,147	38,539,091

Basic earnings per share	$2.82	$0.03	0.83

	Years Ended December 31,
(in thousands, except for share or per share data)	2018	2017	2016
Diluted earnings per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$284,023	$1,613	$32,171

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	100,875,793	62,579,147	38,539,091
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan (1)	1,213,346	—	—
	102,089,139	62,579,147	38,539,091

Diluted earnings per share	$2.78	$0.03	$0.83

(1)
The dilutive impact of unexercised stock options excludes from the computation of EPS 1,740,630 and 743,096 options for the years ended December 31, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equityholders ("Virtu Members") that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the "Class B Common Stock"), and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017 and its second payment of $12.4 million in September 2018.

 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the "Class C Common Stock")) from certain of the Virtu Members in connection with the IPO, and (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015, September 2016 and May 2018 (the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $4.7 million to $17.0 million per year over the next 15 years.

In connection with the employee exchanges and May 2018 secondary offering between the Company and TJMT Holdings LLC and employee exchanges, both as described in Note 16 "Capital Structure", the Company recorded an additional deferred tax asset of $78.7 million and payment liability pursuant to the tax receivable agreements of $79.7 million, with the $1.0 million difference recorded as a decrease to additional paid-in capital.

As a result of the reduction in the U.S. corporate income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of December 31, 2018 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

The 2017 Tax Act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 as further described in Note 14 "Income Taxes". As a result, at December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million. As further described in Note 14 "Income Taxes", the Company also recorded a reduction of its deferred tax assets, including the deferred tax assets described above. At December 31, 2018 and 2017, the Company’s remaining deferred tax assets described above were approximately $167.1 million and $101.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements are approximately $214.4 million and $147.0 million, respectively.

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

7. Goodwill and Intangible Assets

Prior to the Acquisition of KCG, the Company was managed and operated as one business, and accordingly, operated under one operating segment.  As a result of the Acquisition of KCG, beginning in the third quarter of 2017 the Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2017	$755,292	$89,591	$—	$844,883
Goodwill adjustment allocated to BondPoint	—	(8,300)	—	(8,300)
Balance as of December 31, 2018	$755,292	$81,291	$—	$836,583

As of December 31, 2018 and 2017, the Company’s total amount of goodwill recorded was $836.6 million and $844.9 million, respectively. As described in Note 4 "Sale of BondPoint", the Company allocated $8.3 million of goodwill to BondPoint as part of the sale. No goodwill impairment was recognized during the years ended December 31, 2018 and 2017.

Acquired intangible assets consisted of the following as of December 31, 2018 and 2017:

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	665	285		9
ETF buyer relationships	950	665	285		9
Technology	60,000	30,185	29,815	1	to	6
Customer relationships	49,000	5,905	43,095		12
Favorable occupancy leases	5,895	1,224	4,671	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$232,633	$148,644	$83,989

	As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	559	391		9
ETF buyer relationships	950	559	390		9
Leases	1,800	397	1,403		3
FCC licenses	200	19	181		7
Technology	60,000	9,644	50,356	1	to	6
Customer relationships	49,000	1,822	47,178	12	to	17
Favorable occupancy leases	5,895	408	5,487		7
Exchange memberships	5,838	—	5,838	Indefinite
	$234,633	$123,408	$111,224

Amortization expense relating to finite-lived intangible assets was approximately $26.1 million, $15.4 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. This is included in amortization of purchased intangibles and acquired capitalized software in the accompanying consolidated statements of comprehensive income.

In the third quarter of 2018, the Company sold certain assets to one of its joint ventures, including the intangible assets associated with leases with a net carrying value of $1.1 million at the time of sale.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Assets
Due from prime brokers	$302,152	$219,573
Deposits with clearing organizations	84,509	112,847
Net equity with futures commission merchants	294,884	203,711
Unsettled trades with clearing organization	193,544	173,778
Securities failed to deliver	218,663	248,088
Commissions and fees	7,697	14,021
Total receivables from broker-dealers and clearing organizations	$1,101,449	$972,018
Liabilities
Due to prime brokers	$354,300	$197,439
Net equity with futures commission merchants	47,998	44,526
Unsettled trades with clearing organization	90,021	420,029
Securities failed to receive	73,547	51,143
Commissions and fees	1,575	3,068
Total payables to broker-dealers and clearing organizations	$567,441	$716,205

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 "Borrowings") of approximately $184.6 million and $205.7 million as of December 31, 2018 and 2017, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2018 and December 31, 2017, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at December 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	December 31, 2018	December 31, 2017
Securities received as collateral:
Securities borrowed	$1,361,635	$1,415,793
Securities purchased under agreements to resell	15,475	—
	$1,377,110	$1,415,793

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Equities	$748,846	$586,251
U.S. and Non-U.S. government obligations	—	99
Exchange traded notes	42,269	8,693
	$791,115	$595,043

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

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable:

	At December 31, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.40%	$200,000	$10,000	$(832)	$9,168
Revolving credit facility	3.75%	500,000	7,000	(1,040)	5,960
		$700,000	$17,000	$(1,872)	$15,128

	At December 31, 2017
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.42%	$150,000	$25,000	$—	$25,000
Revolving credit facility	2.81%	500,000	7,000	(4,117)	2,883
		$650,000	$32,000	$(4,117)	$27,883

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within interest and dividends expense in the accompanying consolidated statements of comprehensive income.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Broker-dealer credit facilities:
Uncommitted facility	$1,794	$1,667	$1,191
Committed facility (1)	—	33	41
Revolving credit facility	306	19	—
	$2,100	$1,719	$1,232

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

	At December 31, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	5.03%	$566,000	$184,608
		$566,000	$184,608

	At December 31, 2017
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (2)	3.86%	$543,000	$205,677
		$543,000	$205,677

(2)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the consolidated statements of financial condition.

Interest expense in relation to the facilities was approximately $7.1 million, $6.6 million, and $6.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Agreement	December 2021	5.55%	$400,000	$(332)	$(6,704)	$392,964
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(17,811)	482,189
SBI bonds	January 2020	5.00%	31,908	—	(24)	31,884
			$931,908	$(332)	$(24,539)	$907,037

		At December 31, 2017
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Agreement	December 2021	5.13%	$900,000	$(999)	$(18,504)	$880,497
Senior secured Second Lien Notes	June 2022	6.75%	500,000	—	(22,961)	477,039
SBI bonds	January 2020	5.00%	31,059	—	(47)	31,012
			$1,431,059	$(999)	$(41,512)	$1,388,548

Fourth Amended and Restated Credit Agreement

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH Parent LLC (“VFH”) entered into a fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing credit agreement, and upon the closing of the Acquisition of KCG, provided for an aggregate $1.15 billion of first lien secured term loans (the “Term Loan Facility”).

For the year ended December 31, 2018, $500.0 million of prepayments were made under the Fourth Amended and Restated Credit Agreement, for an aggregate total of $750.0 million of principal prepayments under the Term Loan Facility since its closing. As a result of these prepayments, the aggregate principal outstanding under the senior secured credit facility is $400.0 million. VFH also entered into a repricing transaction on January 2, 2018 to reprice the first lien secured term loans under the Fourth Amended and Restated Credit Agreement at LIBOR plus 3.25%, and another repricing transaction on September 19, 2018 to reprice such first lien secured term loans at LIBOR plus 2.75%. In connection with the debt refinancing and the debt prepayment, the Company accelerated approximately $10.6 million for unamortized financing costs incurred that were scheduled to be amortized over the term of the loan, including original issue discount and underwriting and legal fees, which is included within debt issue cost related to debt refinancing in the consolidated statements of comprehensive income.

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

The Indenture imposes certain limitations on the Company, and contains certain customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on the Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. The gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the Closing Date and were used to finance, in part, the Acquisition of KCG, and to repay certain indebtedness of the Company and KCG. (See Note 3 “Acquisition of KCG” for further details).

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($31.9 million) as of December 31, 2018 and ¥3.5 billion ($31.1 million) as of December 31, 2017. The Company recorded a gain of $0.8 million, a gain of $1.1 million, and a loss of $3.2 million due to the change in currency rates during the years ended December 31, 2018, 2017 and 2016, respectively.

Aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	December 31, 2018
2019	$—
2020	31,908
2021	400,000
2022 and thereafter	500,000
Total principal of long-term borrowings	$931,908

11. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on the run U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain other financial instruments, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts and other U.S. and non-U.S. government obligations have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from a number of banks and broker dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

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

There were no transfers of financial instruments between levels during the years ended December 31, 2018 and 2017.

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2018:

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$587,680	$1,022,221	$—	$—	$1,609,901
U.S. and Non-U.S. government obligations	91,466	14,547	—	—	106,013
Corporate Bonds	—	87,500	—	—	87,500
Exchange traded notes	3,396	27,966	—	—	31,362
Currency forwards	—	2,792,373	—	(2,790,242)	2,131
Options	11,899	—	—	—	11,899
	694,441	3,944,607	—	(2,790,242)	1,848,806

Financial instruments owned, pledged as collateral:
Equity securities	$389,810	$359,036	$—	$—	$748,846
Exchange traded notes	6,968	35,301	—	—	42,269
	396,778	394,337	—	—	791,115

Other Assets
Equity investment	$—	$—	$45,856	$—	$45,856
Exchange stock	2,417	—	—	—	2,417
	2,417	—	45,856	—	48,273

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$931,992	$1,336,338	$—	$—	$2,268,330
U.S. and Non-U.S. government obligations	112,058	3,054	—	—	115,112
Corporate Bonds	—	40,123	—	—	40,123
Exchange traded notes	371	39,613	—	—	39,984
Currency forwards	—	2,720,749	—	(2,719,954)	795
Options	11,051	—	—	—	11,051
	$1,055,472	$4,139,877	$—	$(2,719,954)	$2,475,395

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2017:

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$758,596	$1,167,995	$—	$—	$1,926,591
Non-U.S. government obligations	5,968	16,815	—	—	22,783
Corporate Bonds	—	60,975	—	—	60,975
Exchange traded notes	13,576	68,819	—	—	82,395
Currency forwards	—	2,045,487	—	(2,027,697)	17,790
Options	7,045	—	—	—	7,045
	$785,185	$3,360,091	$—	$(2,027,697)	$2,117,579
Financial instruments owned, pledged as collateral:
Equity securities	$410,670	$175,581	$—	$—	$586,251
U.S. and Non-U.S. government obligations	99	—	—	—	99
Exchange traded notes	82	8,611	—	—	8,693
	$410,851	$184,192	$—	$—	$595,043
Other Assets
Equity investment	$—	$—	$40,588	$—	$40,588
Exchange stock	1,952	—	—	—	1,952
Other(1)	—	55,824	—	—	55,824
	$1,952	$55,824	$40,588	$—	$98,364
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$847,816	$1,355,616	$—	$—	$2,203,432
U.S. and Non-U.S. government obligations	18,940	12,481	—	—	31,421
Corporate Bonds	—	81,118	—	—	81,118
Exchange traded notes	1,514	54,248	—	—	55,762
Currency forwards	—	2,032,017	—	(2,024,991)	7,026
Options	5,839	—	—	—	5,839
	$874,109	$3,535,480	$—	$(2,024,991)	$2,384,598
(1) Other primarily consists of a $55.8 million receivable from BATS related to the sale of KCG Hotspot (see Receivable from Bats Global Markets, Inc. ("BATS") below).

SBI Investment

As of December 31, 2018, the fair value of the Company's SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 12.6x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at December 31, 2018 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in other, net in the consolidated statements of comprehensive income.

Receivable from Bats Global Markets, Inc. (“BATS”)

In March 2015, KCG sold KCG Hotspot, an institutional spot foreign exchange electronic communications networks (“ECN”), to BATS, which is now a subsidiary of CBOE Holdings, Inc. KCG and BATS agreed to share certain tax benefits, which comprised a $50.0 million payment and an annual payment of up to $6.6 million, both of which were paid to the Company in April 2018.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the consolidated statement of financial condition. The table below excludes non-financial assets and liabilities. The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximates fair value due to the relatively short-term nature of the underlying assets. The fair value of the Company’s long-term borrowings is based on quoted prices from the market for similar instruments, and is categorized as Level 2 in the fair value hierarchy.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$736,047	$736,047	$736,047	$—	$—
Securities borrowed	1,399,684	1,399,684	—	1,399,684	—
Securities purchased under agreements to resell	15,475	15,475	—	15,475	—
Receivables from broker dealers and clearing organizations	1,101,449	1,101,449	71,288	1,030,161	—
Total Assets	$3,252,655	$3,252,655	$807,335	$2,445,320	$—

Liabilities
Short-term borrowings	$15,128	$15,128	$—	$15,128	$—
Long-term borrowings	907,037	916,465	—	916,465	—
Securities loaned	1,130,039	1,130,039	—	1,130,039	—
Securities sold under agreements to repurchase	281,861	281,861	—	281,861	—
Payables to broker dealer and clearing organizations	567,441	567,441	1,031	566,410	—
Total Liabilities	$2,901,506	$2,910,934	$1,031	$2,909,903	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2017:

	December 31, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$532,887	$532,887	$532,887	$—	$—
Securities borrowed	1,471,172	1,471,172	—	1,471,172	—
Receivables from broker dealers and clearing organizations	972,018	972,018	36,513	935,505	—
Total Assets	$2,976,077	$2,976,077	$569,400	$2,406,677	$—

Liabilities
Short-term borrowings	$27,883	$27,883	$—	$27,883	$—
Long-term borrowings	1,388,548	1,465,489	—	1,465,489	—
Securities loaned	754,687	754,687	—	754,687	—
Securities sold under agreements to repurchase	390,642	390,642	—	390,642	—
Payables to broker dealer and clearing organizations	716,205	716,205	2,925	713,280	—
Total Liabilities	$3,277,965	$3,354,906	$2,925	$3,351,981	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2018
(in thousands)	Balance at December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$5,268	$—	$—	$45,856	$5,268
Total	$40,588	$—	$5,268	$—	$—	$45,856	$5,268

	Year Ended December 31, 2017
(in thousands)	Balance at December 31, 2016	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2017	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2017
Assets
Other assets:
Equity investment	$36,031	$—	$4,557	$—	$—	$40,588	$4,557
Other	—	3,000	—	—	(3,000)	—	—
Total	$36,031	$3,000	$4,557	$—	$(3,000)	$40,588	$4,557

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,399,684	$—	$1,399,684	$(1,361,635)	$(8,822)	$29,227
Securities purchased under agreements to resell	15,475	—	15,475	(15,475)	—	—
Trading assets, at fair value:
Currency forwards	2,792,373	(2,790,242)	2,131	—	—	2,131
Options	11,899	—	11,899	(11,899)	—	—
Total	$4,219,431	$(2,790,242)	$1,429,189	$(1,389,009)	$(8,822)	$31,358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,130,039	$—	$1,130,039	$(1,108,461)	$(8,822)	$12,756
Securities sold under agreements to repurchase	281,861	—	$281,861	(281,861)	—	—
Trading liabilities, at fair value:
Currency forwards	2,720,749	(2,719,954)	795	—	(792)	3
Options	11,051	—	11,051	(11,051)	—	—
Total	$4,143,700	$(2,719,954)	$1,423,746	$(1,401,373)	$(9,614)	$12,759

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,471,172	$—	$1,471,172	$(1,418,672)	$(13,318)	$39,182
Trading assets, at fair value:
Currency forwards	2,045,487	(2,027,697)	17,790	—	—	17,790
Options	7,045	—	7,045	(45)	—	7,000
Total	$3,523,704	$(2,027,697)	$1,496,007	$(1,418,717)	$(13,318)	$63,972

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$754,687	$—	$754,687	$(737,731)	$(10,776)	$6,180
Securities sold under agreements to repurchase	390,642	—	390,642	(390,642)	—	—
Trading liabilities, at fair value:
Currency forwards	2,032,017	(2,024,991)	7,026	—	—	7,026
Options	5,839	—	5,839	(56)	—	5,783
Total	$3,183,185	$(2,024,991)	$1,158,194	$(1,128,429)	$(10,776)	$18,989

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	December 31, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$45,000	$65,000	$160,000	$270,000
U.S. and Non-U.S. government obligations	11,861	—	—	—	11,861
Total	11,861	45,000	65,000	160,000	281,861

Securities loaned:
Equity securities	1,130,039	—	—	—	1,130,039
Total	$1,130,039	$—	$—	$—	$1,130,039

	December 31, 2017
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$100,000	$90,000	$200,000	$390,000
U.S. and Non-U.S. government obligations	642	—	—	—	642
Total	642	100,000	90,000	200,000	390,642

Securities loaned:
Equity securities	754,687	—	—	—	754,687
Total	$754,687	$—	$—	$—	$754,687

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2018 and December 31, 2017:

(in thousands)		December 31, 2018		December 31, 2017
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker dealers and clearing organizations	$(15,382)	$2,891,606	$(505)	$1,985,770
Commodity futures	Receivables from broker dealers and clearing organizations	69,235	11,595,215	971	21,231,001
Currency futures	Receivables from broker dealers and clearing organizations	(9,432)	3,756,914	26,548	3,994,412
Fixed income futures	Receivables from broker dealers and clearing organizations	(28)	18,694	73	44,395
Options	Financial instruments owned	11,899	659,101	7,045	682,369
Currency forwards	Financial instruments owned	2,792,373	171,288,432	2,045,487	124,000,221

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker dealers and clearing organizations	$468	$106,487	$(575)	$142,658
Commodity futures	Payables to broker dealers and clearing organizations	(375)	54,782	(1,602)	130,042
Currency futures	Payables to broker dealers and clearing organizations	(30,643)	6,239,725	(13,947)	7,756,958

Fixed income futures	Payables to broker dealers and clearing organizations	93	8,591	(1)	2,584
Options	Financial instruments sold, not yet purchased	11,051	608,756	5,839	681,147
Currency forwards	Financial instruments sold, not yet purchased	2,720,749	171,252,224	2,032,017	123,993,234

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	(792)	13,501	(514)	16,115

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instrument under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2018, 2017, and 2016.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2018	2017	2016
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(309,598)	$290,609	$559,626
Currency forwards	Trading income, net	174,310	2,603	1,915
Options	Trading income, net	(6,161)	(7,166)	(410)
Others	Trading income, net	—	—	(6)
		$(141,449)	$286,046	$561,125

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$63	$(642)	—

13. Revenues from Contracts with Customers

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers as of January 1, 2018 in the consolidated financial statements by applying the modified retrospective method. The Company’s revenue recognition methods for its contracts with customers prior to the adoption of Topic 606 are consistent with its methods after the adoption of Topic 606. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis.

The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the elements of the Company’s consolidated statement of comprehensive income most closely associated with financial instruments, including trading income, net and interest and dividend income. The new standard primarily impacts the presentation of the following revenue streams:

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

Disaggregation of Revenues

The following table presents the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the year ended December 31, 2018:

	Year Ended December 31, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from Contracts with Customers:
Commissions, net	$28,813	$150,206	$—	$179,019
Technology services	—	5,320	—	5,320
Total revenue from contracts with customers	28,813	155,526	—	184,339

Other sources of revenue	1,355,662	340,807	(2,090)	1,694,379

Total revenues	1,384,475	496,333	(2,090)	1,878,718

Timing of revenue recognition:
Services transferred at a point in time	1,384,475	491,013	(2,090)	1,873,398
Services transferred over time	—	5,320	—	5,320
Total revenues	$1,384,475	$496,333	$(2,090)	$1,878,718

Information on Remaining Performance Obligations and Revenue Recognized

As of December 31, 2018, the aggregate amount of the transaction price allocated to the performance obligations relating to Technology Services revenues that are unsatisfied (or partially unsatisfied) was not material.

Contract Assets and Contract Liabilities

The timing of the revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized prior to payment, and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received prior to the time at which the satisfaction of the service obligation occurs. Receivables related to revenues from contracts with customers amounted to $1.7 million and $7.1 million as of December 31, 2018 and December 31, 2017, respectively.

14. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
	2018	2017	2016
(in thousands)
U.S. operations	$659,937	$70,484	$138,950
Non-U.S. operations	36,426	42,680	40,641
	$696,363	$113,164	$179,591

The provision for income taxes consists of the following for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Current provision (benefit)
Federal	$49,047	$(9,991)	$2,690
State and Local	18,697	65	38
Foreign	4,276	1,219	5,210
Deferred provision (benefit)
Federal	4,986	106,415	13,547
State and Local	(1,599)	(3,380)	194
Foreign	764	(62)	(428)
Provision for income taxes	$76,171	$94,266	$21,251

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
	2018	2017	2016
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	35.0%	35.0%
Less: rate attributable to noncontrolling interest	(10.2)	(19.1)	(24.4)
State and local taxes, net of federal benefit	1.9	(1.9)	1.3
Impact of 2017 Tax Act on deferred tax assets	—	80.1	—
Impact of 2017 Tax Act on tax receivable agreement obligation	—	(12.9)	—
Non-deductible expenses, net	(0.3)	1.9	—
Other, net	(1.5)	0.2	—
Effective tax rate	10.9%	83.3%	11.9%

The components of the deferred tax assets and liabilities as of December 31, 2018, and 2017 are as follows

	December 31,
(in thousands)	2018	2017
Deferred income tax assets
Tax Receivable Agreement	$167,117	$101,594
Share-based compensation	9,419	5,213
Intangibles	12,738	14,547
Fixed assets and other	21,088	13,425
Tax credits and net operating loss carryforwards	44,972	50,867
Less: Valuation allowance on net operating loss carryforwards and tax credits	(44,947)	(43,544)
Total deferred income tax assets	$210,387	$142,102
Deferred income tax liabilities
Intangibles	10,028	16,342
Total deferred income tax liabilities	$10,028	$16,342

Subsequent to consummation of the Reorganization Transactions and the IPO, the Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for years ended December 31, 2018, 2017 and 2016, the income attributable to these noncontrolling interests is reported in the consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the consolidated statements of financial condition at December 31, 2018 and December 31, 2017 are current income tax receivables of $41.1 million and $115.2 million, respectively. The balance at December 31, 2018 primarily comprises income taxes due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes, and the balance at December 31, 2017 primarily comprises the income tax benefit of KCG net operating losses that were generated prior to the Acquisition of KCG and are eligible to be carried back by the Company. Included in Accounts payable and accrued expenses and other liabilities on the consolidated statements of financial condition at December 31, 2018 and December 31, 2017 are current tax liabilities of $10.3 million and $7.6 million, respectively. The balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (Note 6 "Tax Receivable Agreements") and the Acquisition of KCG (Note 3 "Acquisition of KCG"), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The Company’s deferred tax asset at December 31, 2017 includes an alternative minimum tax credit carryforward of $0.6 million, which can be either refunded over a period of years or applied against future income tax liability pursuant to the 2017 Tax Act. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at December 31, 2018 and December 31, 2017 of $239.3 million and $231.8 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $43.5 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at December 31, 2018 and December 31, 2017 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2018 and December 31, 2017 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of December 31, 2018, the Company’s tax years for 2013 through 2017 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the Acquisition of KCG, the Company has assumed any KCG tax exposures. KCG is currently subject to U.S. federal income tax examinations for 2013 through 2017, and to non-U.S. income tax examinations for the tax years 2007 through 2017. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2017. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in operations and administrative expense and interest received or paid is recorded in other, net or operations and administrative expense in the consolidated statement of comprehensive income.

The Company had $7.3 million of unrecognized tax benefits as of December 31, 2018, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2018.

December 31,
(in thousands)	2018
Balance at December 31, 2017	$7,300
Increase from Acquisition of KCG	—
Decreases based on tax positions related to prior period	(840)
Increase based on tax positions related to current period	868
Balance at December 31, 2018	$7,333

The 2017 Tax Act was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, and eliminating certain deductions. As of December 31, 2017, the Company recorded a reduction of its deferred tax assets for the impact of the 2017 Tax Act of approximately $90.6 million, which was primarily composed of the remeasurement of federal net deferred tax assets as a result of the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. During the year ended December 31, 2018, the Company did not make any further adjustments due to the 2017 Tax Act. The Company has completed its determination of the accounting implications of the 2017 Tax act on its tax balances.

15. Commitments, Contingencies and Guarantees

At December 31, 2018, minimum rental commitments under non-cancellable leases are approximately as follows:

	Minimum Rental Commitments
Year Ending December 31	Capital	Operating	Subleases	Net Rental Commitments
2019	$21,983	$32,755	(8,979)	45,759
2020	11,283	30,473	(9,324)	32,432
2021	1,651	25,564	(8,844)	18,371
2022	—	22,710	(8,552)	14,158
2023	—	21,456	(8,695)	12,761
Thereafter	—	113,779	(36,312)	77,467
Total minimum lease payments	$34,917	$246,737	$(80,706)	$200,948

Total operating lease expense, net of amortization expense related to landlord incentives, for the years ended December 31, 2018, 2017, and 2016, was approximately $12.7 million, $13.1 million, and $2.4 million, respectively. Occupancy lease expense for the years ended December 31, 2018, 2017, and 2016 of $12.5 million, $12.9 million, and $1.3 million, respectively, is included within operations and administrative expenses in the consolidated statements of comprehensive income. Communication equipment lease expense for the years ended December 31, 2018, 2017, and 2016 of $0.2 million, $0.2 million, and $1.1 million, respectively, is included within communication and data processing in the accompanying consolidated statements of comprehensive income.

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

In connection with the Acquisition of KCG, a previously filed complaint, which was initially captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-421-JTL and filed on behalf of a putative class in Delaware Chancery Court, was recaptioned Chester County Employees’ Retirement Fund v. KCG Holdings, Inc., et al., amended and refiled on February 14, 2018 to include claims for the alleged breach of fiduciary duties against former KCG board members, claims against each of the Company and Jefferies LLC for allegedly aiding and abetting the KCG board members’ alleged breaches of fiduciary duty and a claim against the Company and Jefferies LLC for alleged civil conspiracy. The amended complaint was again amended on July 16, 2018 with the filing of the Verified Second Amended Class Action Complaint (the “Second Amended Complaint”) to include additional factual allegations. No amount of damages is stated in the Second Amended Complaint, against which Virtu intends to defend vigorously.

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in a ProShares inverse-volatility ETF. The complaint does not specify the amount of alleged damages. The Company believes that the claims are without merit and intends to defend the lawsuit vigorously. Additionally, on February 27, 2019, the Company was named as a defendant in Bittner v. ProShares Trust, et al., No. 19-cv-1840. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts substantially similar allegations to those in the Ford complaint. The complaint does not specify the amount of alleged damages. The Company believes that the claims are without merit and intends to defend the lawsuit vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization ("SRO") rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, ATS manner of operations, market fragmentation and complexity, colocation, cybersecurity, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. From time to time, the Company is the subject of requests for information and documents from the SEC, FINRA and other regulators. It is the Company's practice to cooperate and comply with the requests for information and documents.

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may rise to a disciplinary action and/or a civil or administrative action. For example, the Autorité des Marchés Financiers ("AMF") fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and recently was reduced to €3.0 million. The Company has fully reserved for the monetary penalty as of December 31, 2018 and anticipates paying the fine during the year ended December 31, 2019.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations. The Company's maximum exposure under these arrangements is currently unknown, as any such exposure could relate to claims not yet brought or events which have not yet occurred. For example, in November 2013, KCG sold Urban Financial of America, LLC ("Urban"), the reverse mortgage origination and securitization business previously owned by Knight Capital Group, Inc., to an investor group now known as Finance of America Reverse, LLC ("FAR"). Pursuant to the terms of the Stock Purchase Agreement between KCG and FAR, Virtu has certain continuing obligations related to KCG's prior ownership of Urban and has been and, in the future may be, advised by FAR of potential claims thereunder.

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

16. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D common stock, par value $0.00001 per share (the "Class D Common Stock") have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into non-voting common interest units (the "Virtu Financial Units"). As of December 31, 2018 and December 31, 2017, respectively, there were 8,760,755 and 12,301,067 Virtu Financial Units outstanding, respectively, and 3,540,312, 1,930,468, and 1,162,891 Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Acquisition of KCG

On the Closing Date and in connection with the financing of the Acquisition of KCG, the Company issued 6,346,155 shares of Class A Common Stock to Aranda for an aggregate purchase price of approximately $99.0 million and 39,725,979 shares of Class A Common Stock to the North Island Shareholder for an aggregate purchase price of approximately $613.5 million.  On August 10, 2017, the Company issued an additional 1,666,666 shares of Class A Common Stock for an aggregate purchase price of $26.0 million and an additional 338,124 shares of Class A Common Stock for an aggregate purchase price of $5.2 million. See Note 3 "Acquisition of KCG" for further details.

Share Repurchase Program

In February 2018, the Company's board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. The Company now has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Secondary Offerings

In May 2018, the Company and certain selling stockholders completed a public offering (the “May 2018 Secondary Offering”) of 17,250,000 shares of Class A Common Stock by the Company and certain selling stockholders at a purchase price per share of $27.16 (the offering price to the public of $28.00 per share minus the underwriters’ discount), which included the exercise in full by the underwriters of their option to purchase additional shares in the May 2018 Secondary Offering.  The Company sold 10,518,750 shares of Class A Common Stock in the offering, the net proceeds of which were used to purchase an equivalent number of Virtu Financial Units and corresponding shares of Class D Common Stock from TJMT Holdings LLC pursuant to that certain Member Purchase Agreement, entered into on May 15, 2018 by and between the Company and TJMT Holdings LLC. The selling stockholders sold 6,731,250 shares of Class A Common Stock in the May 2018 Secondary Offering, including 2,081,250 shares of Class A Common Stock issued by the Company upon the exercise of vested stock options.

In connection with the May 2018 Secondary Offering, the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock Fund Investments Pte. Ltd. (“Havelock”) and Aranda entered into that certain Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated April 20, 2017, by and among the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock, Aranda and certain direct or indirect equityholders of the Company (the

“Amended and Restated Registration Rights Agreement”) to add Mr. Vincent Viola and Mr. Michael Viola and to confirm that certain other persons (including the Company’s CEO) remain parties to the Amended and Restated Registration Rights Agreement.

Employee Exchanges

During the years ended December 31, 2018 and 2017, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 3,919,462 and 1,355,763 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately 56.7% interest in Virtu Financial at December 31, 2018.

17. Share-based Compensation

     Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 16 "Capital Structure", and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of the four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the year ended December 31, 2018 and 2017:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2016	8,234,000	$19.00	8.29	2,058,500	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(496,000)	—	—	—	—
At December 31, 2017	7,738,000	$19.00	7.29	3,869,000	$19.00
Granted	—	—	—	—	—
Exercised	(4,168,100)	19.00	—	—	—
Forfeited or expired	(83,750)	—	—	—	—
At December 31, 2018	3,486,150	$19.00	6.30	1,660,400	$19.00

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

The Company recognized $5.8 million, $5.2 million, and $5.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, of compensation expense in relation to the stock options issued and outstanding. As of December 31, 2018 and December 31, 2017, total unrecognized share-based compensation expense related to unvested stock options was $1.6 million and $7.5 million, respectively, and these amounts are to be recognized over a weighted average period of 0.3 and 1.3 years, respectively.

Class A Common Stock and Restricted Stock Units

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 16 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock and restricted stock units were granted, the latter which vest over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight line basis over the vesting period. For the years ended December 31, 2018, 2017, and 2016, respectively, there were 594,536, 19,719, and 656,019 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $11.2 million and $11.0 million for the years ended December 31, 2018 and 2017, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in employee compensation and payroll taxes on the consolidated statements of comprehensive income and accounts payable and accrued expenses and other liabilities on the consolidated statements of financial condition.

The following table summarizes activity related to the RSUs:

	Number of Shares	Weighted Average Fair Value
At December 31, 2016	1,573,441	18.28
Granted	64,402	18.09
Forfeited	(258,250)	18.4
Vested	(526,546)	18.75
At December 31, 2017	853,047	17.94
Granted	1,265,899	20.89
Forfeited	(127,493)	18.30
Vested	(612,531)	18.76
At December 31, 2018	1,378,922	$20.03

The Company recognized $17.9 million, $9.9 million, and $6.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, of compensation expense in relation to the restricted stock units. As of December 31, 2018 and December 31, 2017, total unrecognized share-based compensation expense related to unvested RSUs was $21.3 million and $14.3 million, respectively, and this amount is to be recognized over a weighted average period of 1.7 and 1.5 years, respectively.

18. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Capitalized software costs	$108,220	$94,915
Leasehold improvements	67,995	93,624
Furniture and equipment	260,825	324,135
Total	437,040	512,674
Less: Accumulated depreciation and amortization	(323,718)	(375,656)
Total property, equipment and capitalized software, net	$113,322	$137,018

Depreciation expense for property and equipment for the years ended December 31, 2018, 2017, and 2016 was approximately $48.4 million, $36.8 million, and $19.6 million, respectively, and is included within depreciation and amortization expense in the consolidated statements of comprehensive income.

The Company’s capitalized software development costs excluding the compensation charges recognized in relation to the IPO disclosed below were approximately $24.4 million, $15.7 million, and $11.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. The related amortization expense was approximately $20.4 million, $10.1 million, and $10.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included within depreciation and amortization expense in the consolidated statements of comprehensive income.

Additionally, in connection with the compensation charges related to non-voting interest units (formerly Class B interests) recognized upon the IPO, the Company continuously capitalized the vesting of the interest units through December 31, 2017 as the non-voting interest units were fully vested. The Company capitalized approximately $0.04 million and $0.09 million for the years ended December 31, 2017 and 2016, respectively. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to the Class B Interests of Virtu East MIP LLC and the Company's Class B interests were approximately $0.02 million, $0.07 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

19. Regulatory Requirement

As of December 31, 2018 and December 31, 2017, broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of $1.0 million for each of the three broker-dealers. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2018. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM. The DMM business was transferred from VFCM to VAL during the second quarter of 2018. VFCM was required to maintain $4.1 million in connection with the operation of its DMM business as of December 31, 2017.

The regulatory capital and regulatory capital requirements of these subsidiaries as of December 31, 2018 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$381,211	$2,035	$379,176
Virtu Financial BD LLC	133,850	1,000	132,850
Virtu Financial Capital Markets LLC	9,457	1,000	8,457

The regulatory capital and regulatory capital requirements of these subsidiaries as of December 31, 2017 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$379,875	$1,000	$378,875
Virtu Financial BD LLC	40,683	1,000	39,683
Virtu Financial Capital Markets LLC	8,308	5,114	3,194

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Revenues:
United States	$1,644,641	$791,044	$455,418
Ireland	81,531	97,637	139,642
United Kingdom	15,681	21,143	—
Singapore	136,161	113,891	106,813
Others	704	4,267	399
Total revenues	$1,878,718	$1,027,982	$702,272

Prior to the Acquisition of KCG, the Company was managed and operated as one business, and, accordingly, operated under one reportable segment.  As a result of the acquisition of KCG, beginning in the third quarter of 2017 the Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and alternative trading systems ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc. and the AIM.

The Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders executing program, block and riskless principal trades in global equities and ETFs; and (iii) an ATS for U.S. equities. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2018, 2017, and 2016 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2018
Total revenue	$1,384,475	$496,333	$(2,090)	$1,878,718
Income before income taxes and noncontrolling interest	422,648	325,043	(51,328)	696,363

2017
Total revenue	836,707	99,135	92,140	1,027,982
Income (loss) before income taxes and noncontrolling interest	74,633	(12,519)	51,050	113,164

2016
Total revenue	691,884	10,352	36	702,272
Income (loss) before income taxes and noncontrolling interest	176,145	4,403	(957)	179,591
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2018, and December 31, 2017 the Company had a payable of $3.0 million to and a receivable of $0.1 million from its affiliates, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). An affiliate has a significant ownership interest in Level 3. The Company paid $1.5 million, $2.5 million, and $2.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, to Level 3 for these services.
The Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). An affiliate has a significant ownership interest in Dell. The Company paid $0.8 million, $2.5 million, and $2.7 million for the years ended December 31, 2018, 2017, and 2016, respectively, to Dell for these purchases and leases.

The Company purchases market data and software licenses from affiliates of Markit Group Holdings Limited (“MarkIt”). An affiliate has a significant ownership interest in MarkIt. For the year ended December 31, 2018, the amount paid to MarkIt for these services was $0.4 million. The amounts paid to MarkIt were immaterial for the years ended December 31, 2017 and 2016.

The Company has held a minority interest in SBI since 2016 (See Note 11 "Financial Assets and Liabilities"). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $9.5 million, $6.0 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (See Note 2, “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the consolidated statements of comprehensive income. The Company made payments of $20.0 million, $8.3 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, in the third quarter of 2018, the Company sold certain assets to one of its joint ventures, including the intangible assets associated with leases with a net carrying value of $1.1 million at the time of sale, for $0.6 million.

22. Parent Company

VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the senior secured facility and the Notes (see Note 10 "Borrowings"). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under its Fourth Amended and Restated Credit Agreement and the Notes. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of December 31,
(In thousands except interest data)	2018	2017
Assets
Cash	$3,841	$60,193
Deferred tax asset	189,627	124,631
Investment in subsidiary	1,730,867	1,549,162
Other assets	35,998	10,731
Total assets	$1,960,333	$1,744,717

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$694,028	$767,101
Accounts payable and accrued expenses and other liabilities	6	7
Tax receivable agreement obligations	214,403	147,040
Total liabilities	$908,437	$914,148

Virtu Financial Inc. Stockholders' equity
Class A-1 — Authorized and Issued — 0 and 0 interests, Outstanding — 0 and 0 interests, at December 31, 2017 and 2016, respectively	—	—
Class A-2 — Authorized and Issued — 0 and 0 interests, Outstanding — 0 and 0 interests, at December 31, 2017 and 2016, respectively	—	—
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 90,415,532 and 40,436,580 shares, Outstanding — 89,798,609 and 39,983,514 shares at December 31, 2017 and 2016, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2017 and 2016, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued — 17,880,239 and 19,810,707 shares, Outstanding — 17,880,239 and 19,810,707, at December 31, 2017 and 2016, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 79,610,490 and 79,610,490 shares at December 31, 2017 and 2016, respectively	1	1
Treasury stock, at cost, 616,923 and 453,066 shares at December 31, 2017 and 2016, respectively	(55,005)	(11,041)
Additional paid-in capital	1,010,468	900,746
Accumulated deficit	96,513	(62,129)
Accumulated other comprehensive income (loss)	(82)	2,991
Total Virtu Financial Inc. stockholders' equity	$1,051,896	$830,569

Total liabilities and stockholders' equity	$1,960,333	$1,744,717

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Revenues:
Other Income	—	86,599	—
	—	86,599	—

Operating Expenses:
Operations and administrative	1	181	198

Income (loss) before equity in income of subsidiary	(1)	86,418	(198)
Equity in income of subsidiary, net of tax	620,193	(83,479)	33,178
Net income	$620,192	$2,939	$32,980
Net income attributable to common stockholders	620,192	2,939	32,980
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(3,073)	3,243	(351)
Comprehensive income	$617,119	$6,182	$32,629

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$620,192	$2,939	$32,980

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	(305,936)	(513,601)	157,975
Tax receivable agreement obligation reduction	79,722	(86,599)	—
Deferred taxes	(64,996)	102,973	13,197
Other	—	(8,500)	—
Changes in operating assets and liabilities:	(25,268)	(8,832)	(4,012)
Net cash provided by (used in) operating activities	303,714	(511,620)	200,140

Cash flows from investing activities
Acquisition of KCG, net of cash acquired, described in Note 3	—	(23,908)	—
Investments in subsidiaries, equity basis	34,909	16,846	24,893
Net cash provided by (used in) investing activities	34,909	(7,062)	24,893

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(206,903)	(89,563)	(162,969)
Dividends	(100,329)	(63,814)	(37,759)
Payments on repurchase of non-voting common interest	—	(11,143)	(2,000)
Repurchase of Class C common stock	(8,216)	—	(98)
Purchase of treasury stock	(66,218)	(2,683)	(4,539)
Tax receivable agreement obligations	(12,359)	(7,045)	—
Issuance of common stock, net of offering costs	—	735,974	—
Issuance of common stock in connection with secondary offering, net of offering costs	(950)	—	16,677
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with secondary offering	—	—	(17,383)
Net cash provided by (used in) financing activities	$(394,975)	$561,726	$(208,071)

Net increase (decrease) in Cash	$(56,352)	$43,044	$16,962
Cash, beginning of period	60,193	17,149	187
Cash, end of period	$3,841	$60,193	$17,149

Supplemental disclosure of cash flow information:
Taxes paid	$—	$133	$8,813

Non-cash financing activities
Tax receivable agreement described in Note 6	—	1,534	—
Secondary offerings described in Note 16	—	—	1,350

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On February 7, 2019, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per Restricted Stock Unit that will be paid on March 14, 2019 to holders of record as of February 28, 2019.

On March 1, 2019 (the “ITG Closing Date”), the Company announced the completion of its previously announced acquisition of Investment Technology Group, Inc. (“ITG”) in a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion (the “ITG Acquisition”). In connection with the ITG Acquisition, Virtu Financial, VFH and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement (the “New Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The New Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million being borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095 million being borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of ITG Acquisition, VFH will assume the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Fourth Amended and Restated Credit Agreement was terminated.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Total revenue	$815,053	$328,126	$295,123	$440,416
Total operating expenses	346,517	278,504	265,698	291,636
Operating income	$468,536	$49,622	$29,425	$148,780
Net income	410,022	46,622	15,610	147,938
Less: net income attributable to noncontrolling interests	235,271	21,413	6,998	67,069
Net income attributable to Virtu Financial, Inc.	$174,751	$25,209	$8,612	$80,869
Net income per share of common stock:
Basic	$1.89	$0.25	$0.08	$0.75
Diluted	$1.86	$0.24	$0.08	$0.74

	For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Total revenue	$147,287	$144,888	$271,286	$464,521
Total operating expenses	123,405	139,696	317,781	333,936
Operating income (loss)	$23,882	$5,192	$(46,495)	$130,585
Net income (loss)	21,074	4,413	(39,990)	33,401
Less: net income (loss) attributable to noncontrolling interests	16,494	3,512	(26,472)	22,425
Net income (loss) attributable to Virtu Financial, Inc.	$4,580	$901	$(13,518)	$10,976
Net income per share of common stock:
Basic	$0.10	$0.01	$(0.17)	$0.12
Diluted	$0.10	$0.01	$(0.17)	$0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the

Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2018, internal control over financial reporting is effective.

PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2018; their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 10, the 2019 Proxy Statement is incorporated herein by this reference. All references to the 2019 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 11, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 12, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 13, the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2019 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018. For the limited purpose of providing the information necessary to comply with this Item 14, the 2019 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial statements

The consolidated financial statement required to be filed in the Annual Report on Form 10-K are listed in Part II, Item 8 hereof.

2.	Financial Statement Schedule

See “Index to Consolidated Financial Statements” in this Annual Report on Form 10-K listed in Part II, Item 8 hereof.

3.	Exhibits

Exhibit Number	Description
3.1
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

2.6
Agreement and Plan of Merger, dated November 6, 2018, by and among Virtu Financial, Inc., Impala Merger Sub, Inc. and Investment Technology Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37352) filed on November 8, 2018).

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

4.3†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-219110) filed on June 30, 2017).

4.4†
Form of Restricted Stock Unit and Common Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-219110) filed on June 30, 2017).

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

10.3†	Amended and Restated Employment Agreement, dated as of November 15, 2017, by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.
10.4†
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

10.7†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.8†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 2, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.9
Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.10
Escrow Credit Agreement, dated as of June 30, 2017, by and between Orchestra Borrower LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.11
Stockholders Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.12
Exchange Agreement, dated as of April 15, 2015, by and among Virtu Financial LLC, Virtu Financial, Inc. and the holders of Common Units and shares of Class C Common Stock or Class D Common Stock (as each defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.13
Tax Receivable Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc., TJMT Holdings LLC, Virtu Employee Holdco, the Management Members and other pre-IPO investors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

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

10.17
Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015)

10.18
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

10.20
Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, (File No. 001-37352) filed on April 21, 2017).

10.21
Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, (File No. 001-37352) filed on May 10, 2017).

10.22
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

10.23
Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on June 2, 2017).

10.24
Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.25
Amendment No. 1, dated as of January 2, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.

10.26	Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015.
10.27†
Employment Agreement, dated as of June 24, 2015, by and between Stephen Cavoli and Virtu Financial Operating LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.28†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of August 24, 2015, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.29†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.30†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of March 21, 2018, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.31
Underwriting Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., Virtu Financial LLC, the selling stockholders and the Underwriters party thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.32
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.33
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

10.34
Purchase Agreement, dated May 10, 2018, by and among Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.35
Lock-up Agreement, dated May 10, 2018, entered into by Vincent Viola (incorporated herein by reference to Exhibit 99.2 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.36
Lock-up Agreement, dated May 10, 2018, entered into by Michael T. Viola (incorporated herein by reference to Exhibit 99.3 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.37
Lock-up Agreement, dated May 10, 2018, entered into by TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.4 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.38
Lock-up Agreement, dated May 10, 2018, entered into by Virtu Employee Holdco LLC (incorporated herein by reference to Exhibit 99.5 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.39
Amendment No. 2, dated as of September 19, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2018).

12.1
Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated herein by reference to Exhibit 12.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document

*  Filed herewith.
†Management contract or compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit Number	Description
3.1
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

2.6
Agreement and Plan of Merger, dated November 6, 2018, by and among Virtu Financial, Inc., Impala Merger Sub, Inc. and Investment Technology Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37352) filed on November 8, 2018).

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

4.3†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-219110) filed on June 30, 2017).

4.4†
Form of Restricted Stock Unit and Common Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-219110) filed on June 30, 2017).

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

10.3†*	Amended and Restated Employment Agreement, dated as of November 15, 2017, by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu.

10.4†
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

10.6†*
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Joseph Molluso.

10.7†*
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.8†*
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 2, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.9
Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.10
Escrow Credit Agreement, dated as of June 30, 2017, by and between Orchestra Borrower LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.11
Stockholders Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.12
Exchange Agreement, dated as of April 15, 2015, by and among Virtu Financial LLC, Virtu Financial, Inc. and the holders of Common Units and shares of Class C Common Stock or Class D Common Stock (as each defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.13
Tax Receivable Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc., TJMT Holdings LLC, Virtu Employee Holdco, the Management Members and other pre-IPO investors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

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

10.17
Amended and Restated Limited Liability Company Agreement of Virtu Employee Holdco LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015)

10.18
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

10.20
Voting Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, (File No. 001-37352) filed on April 21, 2017).

10.21
Stockholders Agreement, dated April 20, 2017, by and among Virtu Financial, Inc., TJMT Holdings LLC, Aranda Investments Pte. Ltd., Havelock Fund Investments Pte Ltd. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, (File No. 001-37352) filed on May 10, 2017).

10.22
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

10.23
Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on June 2, 2017).

10.24
Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.25
Amendment No. 1, dated as of January 2, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A.

10.26	Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015.
10.27†
Employment Agreement, dated as of June 24, 2015, by and between Stephen Cavoli and Virtu Financial Operating LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.28†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of August 24, 2015, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.29†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.30†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of March 21, 2018, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.31
Underwriting Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., Virtu Financial LLC, the selling stockholders and the Underwriters party thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.32
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.33
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

10.34
Purchase Agreement, dated May 10, 2018, by and among Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.35
Lock-up Agreement, dated May 10, 2018, entered into by Vincent Viola (incorporated herein by reference to Exhibit 99.2 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.36
Lock-up Agreement, dated May 10, 2018, entered into by Michael T. Viola (incorporated herein by reference to Exhibit 99.3 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.37
Lock-up Agreement, dated May 10, 2018, entered into by TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.4 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.38
Lock-up Agreement, dated May 10, 2018, entered into by Virtu Employee Holdco LLC (incorporated herein by reference to Exhibit 99.5 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 15, 2018).

10.39
Amendment No. 2, dated as of September 19, 2018, to the Fourth Amended and Restated Credit Agreement, dated June 30, 2017, by and between Virtu Financial LLC, VFH Parent LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2018).

12.1
Statement of Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated herein by reference to Exhibit 12.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	March 1, 2019	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	March 1, 2019	By:	/s/ Joseph Molluso
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2019.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Cifu

/s/ Joseph Molluso	Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph Molluso

/s/ Robert Greifeld	Chairman of the Board of Directors
Robert Greifeld

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ John F. Sandner	Director
John F. Sandner

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Glenn Hutchins	Director
Glenn Hutchins

/s/ Michael T. Viola	Director
Michael T. Viola

/s/ David Urban	Director
David Urban