Form 10-Q
period 2019-03-31
Virtu Financial, Inc.
filed 2019-05-10
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza 165 Broadway New York, New York	10006
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIRT	The NASDAQ Stock Market LLC

Class of Stock	Shares outstanding as of May 10, 2019
Class A common stock, par value $0.00001 per share	108,142,860
Class C common stock, par value $0.00001 per share	13,148,787
Class D common stock, par value $0.00001 per share	69,091,740

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$771,003	$729,547
Cash restricted or segregated under regulations and other	17,324	6,500
Securities borrowed	1,282,867	1,399,684
Securities purchased under agreements to resell	5,655	15,475
Receivables from broker-dealers and clearing organizations	1,187,720	1,101,449
Trading assets, at fair value:
Financial instruments owned	2,211,819	1,848,806
Financial instruments owned and pledged	740,630	791,115
Receivables from customers	121,550	—
Property, equipment and capitalized software (net of accumulated depreciation of $522,971 and $323,718 as of March 31, 2019 and December 31, 2018, respectively)	154,754	113,322
Operating lease right-of-use assets	350,423	—
Goodwill	1,193,697	836,583
Intangibles (net of accumulated amortization of $159,686 and $148,644 as of March 31, 2019 and December 31, 2018, respectively)	552,547	83,989
Deferred tax assets	215,063	200,359
Other assets ($49,046 and $48,273, at fair value, as of March 31, 2019 and December 31, 2018, respectively)	271,921	254,149
Total assets	$9,076,973	$7,380,978

Liabilities and equity
Liabilities
Short-term borrowings	$159,716	$15,128
Securities loaned	819,903	1,130,039
Securities sold under agreements to repurchase	290,000	281,861
Payables to broker-dealers and clearing organizations	987,842	567,441
Payables to customers	72,404	—
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,294,625	2,475,395
Tax receivable agreement obligations	214,403	214,403
Deferred tax liabilities	65,860	—
Accounts payable, accrued expenses and other liabilities	363,094	294,975
Operating lease liabilities	394,764	—
Long-term borrowings	1,977,716	907,037
Total liabilities	$7,640,327	$5,886,279

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 109,921,498 and 108,955,048 shares, Outstanding — 107,742,727 and 106,776,277 shares at March 31, 2019 and December 31, 2018, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2019 and December 31, 2018, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 13,509,886 and 13,749,886 shares at March 31, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 69,091,740 and 69,091,740 shares at March 31, 2019 and December 31, 2018, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at March 31, 2019 and December 31, 2018, respectively	(55,005)	(55,005)
Additional paid-in capital	1,042,091	1,010,468
Retained earnings	54,723	96,513
Accumulated other comprehensive income (loss)	(2,218)	(82)
Total Virtu Financial Inc. stockholders' equity	$1,039,593	$1,051,896

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2019	December 31, 2018
Noncontrolling interest	397,053	442,803
Total equity	$1,436,646	$1,494,699

Total liabilities and equity	$9,076,973	$7,380,978

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Revenues:
Trading income, net	$257,540	$406,162
Interest and dividends income	29,131	17,949
Commissions, net and technology services	75,147	53,844
Other, net	1,173	337,098
Total revenue	362,991	815,053

Operating Expenses:
Brokerage, exchange and clearance fees, net	64,053	87,824
Communication and data processing	41,814	49,486
Employee compensation and payroll taxes	107,837	64,670
Payments for order flow	23,561	16,256
Interest and dividends expense	45,369	33,624
Operations and administrative	22,078	19,919
Depreciation and amortization	16,450	15,339
Amortization of purchased intangibles and acquired capitalized software	10,922	6,851
Termination of office leases	—	19,970
Debt issue cost related to debt refinancing and prepayment	9,214	6,021
Transaction advisory fees and expenses	15,109	7,496
Charges related to share based compensation at IPO	—	14
Financing interest expense on long-term borrowings	22,788	19,047
Total operating expenses	379,195	346,517
Income (loss) before income taxes and noncontrolling interest	(16,204)	468,536
Provision for (benefit from) income taxes	(2,585)	58,514
Net income (loss)	(13,619)	410,022
Noncontrolling interest	6,946	(235,271)

Net income (loss) available for common stockholders	$(6,673)	$174,751

Earnings per share
Basic	$(0.07)	$1.89
Diluted	$(0.07)	$1.86

Weighted average common shares outstanding
Basic	107,319,812	90,699,321
Diluted	107,319,812	92,406,318

Net income (loss)	$(13,619)	$410,022
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	(3,744)	2,529
Comprehensive income (loss)	(17,363)	412,551
Less: Comprehensive income (loss) attributable to noncontrolling interest	8,554	(236,559)
Comprehensive income (loss) attributable to common stockholders	$(8,809)	$175,992

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2019 and 2018

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	965,421	—	—	—	—	—	—	—	30,764	—	—	30,764	—	30,764
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(325,195)	—	—	—	—	—	—	—	—	(8,805)	—	(8,805)	—	(8,805)
Stock options exercised	86,224	—	—	—	—	—	—	—	859	—	—	859	—	859
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,673)	—	(6,673)	(6,946)	(13,619)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)	(1,608)	(3,744)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,196)	(37,196)
Dividends	—	—	—	—	—	—	—	—	—	(26,312)	—	(26,312)	—	(26,312)
Issuance of common stock in connection with employee exchanges	240,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(240,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	109,921,498	$1	13,509,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,042,091	$54,723	$(2,218)	$1,039,593	$397,053	$1,436,646

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	744,536	—	—	—	—	—	—	—	16,632	—	—	16,632	—	16,632
Repurchase of Class C common stock	—	—	(18,154)	—	—	—	—	—	(332)	—	—	(332)	—	(332)
Treasury stock purchases	—	—	—	—	—	—	(558,084)	(14,444)	—	—	—	(14,444)	—	(14,444)
Stock options exercised	732,000	—	—	—	—	—	—	—	13,908	—	—	13,908	—	13,908
Net income	—	—	—	—	—	—	—	—	—	174,751	—	174,751	235,271	410,022
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,241	1,241	1,288	2,529
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(99,038)	(99,038)
Dividends	—	—	—	—	—	—	—	—	—	(22,380)	—	(22,380)	—	(22,380)
Issuance of common stock in connection with employee exchanges	795,521	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(795,521)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	92,687,589	$1	17,066,564	$—	79,610,490	$1	(1,175,007)	$(25,485)	$930,954	$90,242	$4,232	$999,945	$458,530	$1,458,475

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(13,619)	$410,022

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,450	15,339
Amortization of purchased intangibles and acquired capitalized software	10,922	6,851
Debt issue cost related to debt refinancing and prepayment	9,214	6,021
Amortization of debt issuance costs and deferred financing fees	2,644	1,583
Termination of office leases	—	19,970
Share based compensation	21,890	9,122
Deferred taxes	2,489	2,471
Gain on sale of businesses	—	(329,703)
Other	14,749	(7,328)
Changes in operating assets and liabilities:
Securities borrowed	129,999	239,124
Securities purchased under agreements to resell	9,820	(602)
Receivables from broker-dealers and clearing organizations	241,841	(462,022)
Trading assets, at fair value	(312,005)	(194,984)
Receivables from customer	1,147	—
Other assets	13,337	5,848
Securities loaned	(327,799)	181,374
Securities sold under agreements to repurchase	8,139	(125,241)
Payables to broker-dealers and clearing organizations	268,358	(67,417)
Payables to customers	(44,015)	—
Trading liabilities, at fair value	(180,781)	461,855
Accounts payable, accrued expenses and other liabilities	(82,749)	(53,276)
Net cash provided by (used in) operating activities	(209,969)	119,007

Cash flows from investing activities
Development of capitalized software	(6,245)	(7,016)
Acquisition of property and equipment	(4,662)	(4,505)
Proceeds from sale of BondPoint	—	400,192
ITG Acquisition, net of cash acquired, described in Note 3	(835,581)	—
Investment in joint ventures	(1,500)	—
Net cash provided by (used in) investing activities	(847,988)	388,671

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(37,196)	(99,038)
Dividends	(26,312)	(22,380)
Repurchase of Class C common stock	—	(332)
Purchase of treasury stock	(8,805)	(14,444)
Stock options exercised	859	13,908
Short-term borrowings, net	127,616	(7,500)
Proceeds from long-term borrowings	1,492,500	—
Repayment of long term borrowings	(400,000)	(276,000)
Debt issuance costs	(35,021)	—
Net cash provided by (used in) financing activities	1,113,641	(405,786)

Effect of exchange rate changes on cash and cash equivalents	(3,404)	2,529

Net increase (decrease) in cash and cash equivalents	52,280	104,421
Cash and cash equivalents beginning of period	736,047	532,887
Cash and cash equivalents, end of period	$788,327	$637,308

	Three Months Ended March 31,
(in thousands)	2019	2018
Supplementary disclosure of cash flow information
Cash paid for interest	$31,954	$30,632
Cash paid for taxes	1,171	156

Non-cash investing activities
Share based compensation to developers relating to capitalized software	567	206
Non-cash financing activities
Tax receivable agreement described in Note 6	—	—
Discount on issuance of senior secured credit facility	—	—

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2019, VFI owned approximately 57.0% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, at over 235 venues, in 36 countries worldwide to help create more efficient markets. It also leverages its market structure expertise and scaled, multi-asset technology infrastructure to provide a complete suite of client solutions, including transparent agency execution and broker-neutral offerings.

On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”).

On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the “ITG Acquisition”). See Note 3 “ITG Acquisition” for further details. ITG was a global financial technology company that will contribute to the Company's Execution Services segment.

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), Virtu Americas LLC (“VAL”), Virtu ITG LLC (“VITG”), Virtu Alternet Securities LLC (“VALT”) and Virtu Financial Capital Markets LLC (“VFCM”, collectively with VFBD, VAL, VITG, and VALT, the “broker-dealers”), which are self-clearing U.S. broker-dealers. Other principal subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp., formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, each of which are trading entities focused on asset classes in their respective geographic regions.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 21 “Geographic Information and Business Segments” for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

These condensed consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. The Company operates and controls all business and affairs of Virtu Financial and its operating subsidiaries indirectly through its equity interest in Virtu Financial.

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

As discussed in Note 3 “ITG Acquisition”, the Company has accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company’s existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Acquisition reflect ITG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended March 31, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through March 31, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company's condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, income tax, leases, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

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

The Company grants restricted stock units (“RSUs”), certain of which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method.

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

Cash restricted or segregated under regulations and other represents (i) special reserve bank accounts for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by VAL and VITG in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or agreements for proprietary accounts of broker-dealers, (ii) funds on deposit for Canadian and European trade clearing and settlement activity, (iii) segregated balances under a collateral account control agreement for the benefit of certain customers, and (iv) funds relating to the securitization of bank guarantees supporting certain of the Company’s foreign leases.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges and balances due from or due to prime brokers in relation to the Company’s trading. Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. The Company presents its balances, including outstanding principal balances on all credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Client Commission Arrangements
Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company’s subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Research receivable, including prepaid research on behalf of customers and balance transfers due from other broker‑dealers, net of an allowance is included in Receivables from customers and Receivables from broker-dealers and clearing organizations, while accrued research payable is included in Accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition.

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

Capitalized software development costs and related accumulated amortization are included in Property, equipment and capitalized software in the accompanying condensed consolidated statements of financial condition and are amortized over a period of 1.5 to 3 years, which represents the estimated useful lives of the underlying software.

Research and Development
All research and development costs are expensed as incurred. Research and development costs are included in Operations and administrative and Employee compensation and payroll taxes in the condensed consolidated statement of comprehensive income.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of use assets and Operating lease liabilities on the condensed consolidated statements of financial condition. Operating lease right-of-use (“ROU”) assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Certain of the Company's lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2018, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange memberships acquired in connection with the Acquisition of KCG and the ITG Acquisition were recorded at their fair value on the date of acquisition. Exchange stock includes shares that entitle the Company to certain trading privileges. The Company’s exchange memberships and stock are included in intangibles in the condensed consolidated statements of financial condition.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. The Company recognizes the related revenue when the third party research services are rendered and payments are made. As the Company acts as an agent in these transactions, it records such expenses on a net basis within commissions, net and technology services in the condensed consolidated statements of comprehensive income.

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

The Company also provides order management software (“OMS”) and related software products and connectivity services to customers and recognizes license fee revenues and monthly connectivity fees. License fee revenues, generated for the use of the Company’s OMS and other software products, is fixed and recognized at the point in time at which the customer is able to use and benefit from the license. Connectivity revenue is variable in nature, based on the number of live connections, and is recognized over time on a monthly basis using a time-based measure of progress.

The Company also provides analytics products and services to customers and recognizes subscription fees, which are fixed for the contract term, based on when the products and services are delivered. Analytics products and services may be bundled with trade execution services, in which case commissions are allocated to the analytics performance obligations using an allocation methodology.

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

The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its subsidiaries domiciled in Ireland, which utilize the Euro and Pound Sterling as the functional currency.

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

Share-Based Compensation

The fair value of awards issued for compensation prior to the Company's initial public offering in April 2015 (the “IPO”) and certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”) was determined by management, with the assistance of an independent third party valuation firm, using a projected annual forfeiture rate, where applicable, on the date of grant.

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan (as amended, the “Amended and Restated 2015 Management Incentive Plan”) and pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, dated as of June 8, 2017 (the “Amended and Restated ITG 2007 Equity Plan”), were in the form of stock options, Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) and RSUs, as applicable. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the RSUs, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight-line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG. Upon the Acquisition of KCG, KCG was required to relinquish their ownership in the JV. As of March 31, 2019, each of the remaining parties owns approximately 11% of the voting shares and 11% of the equity of this JV. In addition, as a result of the Acquisition of KCG, the Company owns 50% of the voting shares and 50% of the equity of another JV. These two JVs build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties.

The Company also has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2019, the Company held approximately a 10% indirect minority stake in this JV.

The Company's three JVs meet the criteria to be considered VIEs. In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in and does not consolidate the JVs. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accounts Payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the condensed consolidated statements of comprehensive income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at March 31, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$19,226	$—	$19,226	$56,272

The following table presents the Company’s nonconsolidated VIEs at December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,254	$—	$18,254	$49,450

Accounting Pronouncements, Recently Adopted

Revenue Recognition - In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a discussion of the impact of the new standard on the Company’s revenues as well as the additional disclosures required by the new standard, see Note 13 “Revenues from Contracts with Customers”.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new ASU, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. The liability is equal to the present value of the future lease payments. The ROU asset is based on the liability, subject to adjustment, such as for initial direct costs. For statement of comprehensive income purposes, leases are classified as either operating or finance. Operating leases result in straight-line expense (similar to previous operating lease guidance) while finance leases result in a front-loaded expense pattern (similar to previous capital lease guidance). Classification is based on criteria that are largely similar to those applied in previous lease accounting, but without explicit bright lines.

The Company adopted this ASU on January 1, 2019 using the modified retrospective method of implementation. The Company elected to recognize the cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company elected not to recognize lease assets and lease liabilities for leases with a determined lease term of twelve months or less that are not expected to be renewed. The Company elected several practical expedients upon transition, including the expedient not to re-assess the lease population as long as contracts were properly scoped as a lease under previous guidance, not to re-assess existing lease classification for existing leases, not to adjust existing costs that were capitalized, and not to separate lease and non-lease components of fixed lease payments.

The standard had a material impact on the Company's condensed consolidated statements of financial condition due to the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. The standard had an immaterial impact on the condensed consolidated statements of comprehensive income. The additional disclosures required by the new standard have been included in Note 16 “Leases”.

Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, with the objective of conforming the accounting for share-based awards to non-employees to the accounting for awards granted to employees. Previously, non-employee awards were measured at the vesting date, rather than the grant date, which effectively required the awards to be marked to market until the award vested. Under the new ASU, companies are required to measure non-employee awards at the fair value of the instruments issued at the grant date. Entities can also consider the probability of the recipient satisfying any performance conditions. The Company adopted this standard on January 1, 2019. The Company does not currently make share-based awards to non-employees, and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

Goodwill - In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for public entities in fiscal years beginning after December 15, 2019. The Company early adopted this standard as of January 1, 2019, and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements, Not Yet Adopted as of March 31, 2019

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

Measurement of Credit Losses on Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses will be generally recognized earlier than under current U.S. GAAP. The ASU is effective for periods beginning after December 15, 2019, including interim periods within that fiscal year.

The Company is currently in the process of identifying and developing the changes to the Company’s existing models and processes that will be required under CECL. As of March 31, 2019, the ASU is expected to impact only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/ lending transactions) and receivables from broker dealers and clearing organizations, and therefore the Company expects the ASU to have a limited impact on its financial condition, results of operations and cash flows. However, the ultimate impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million being borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095 million being borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

Accounting treatment of the ITG Acquisition

The ITG Acquisition has been accounted for as a business combination pursuant to ASC 805, Business Combinations by the Company using the acquisition method of accounting. Under the acquisition method, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the ITG Closing Date reflect ITG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the three months ended March 31, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through March 31, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

Certain former ITG management employees were terminated upon the ITG Acquisition, and as a result were paid an aggregate of $17.6 million pursuant to their existing employment contracts and arrangements. This amount has been recognized as an expense by the Company and is included in Employee compensation and payroll taxes in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019.

Purchase price and goodwill

The aggregate cash purchase price of $1.0 billion was determined as the sum of the fair value, at $30.30 per share, of ITG shares outstanding held by former ITG stockholders at closing and the fair value of certain ITG employee stock-based awards that were outstanding, and which vested at the ITG Closing Date.

The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the ITG Closing Date. The Company has not yet completed its analysis to finalize the allocation of the purchase price to the ITG acquired assets and liabilities. The allocation of the purchase price may be modified over the measurement period, as more information is obtained about the fair values of assets acquired and liabilities assumed. The Company has engaged third party specialists for the purchase price allocation.

The amounts in the table below represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the ITG Closing Date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the ITG Closing Date:

(in thousands)
Cash and equivalents	$197,072
Cash and securities segregated under federal regulations	14,232
Securities borrowed	13,182
Receivables from broker dealers and clearing organizations	328,112
Financial instruments owned, at fair value	523
Receivables from customers	122,697
Property, equipment and capitalized software (net)	46,408
Intangibles	479,600
Deferred tax assets	17,221
Operating lease right-of-use assets	87,236
Other assets	31,653
Total Assets	1,337,936

Short-term borrowings	18,651
Securities loaned	17,663
Payables to broker dealers and clearing organizations	152,043
Payables to customers	116,419
Financial instruments sold, not yet purchased, at fair value	11
Accounts payable and accrued expenses and other liabilities	172,727
Operating lease liabilities	104,983
Deferred tax liabilities	65,888
Total Liabilities	648,385

Total identified assets acquired, net of assumed liabilities	689,551

Goodwill	357,334

Total Purchase Price	$1,046,885

Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows:

(in thousands)	Amount	Amortization Years
Technology	$93,000	5
Customer relationships	383,000	10
Trade names	3,600	3
Intangible assets	479,600
Goodwill	357,330
Total	$836,930

The total Goodwill of $357.3 million has been assigned to the Execution Services segment. Such goodwill is attributable to the expansion of product offerings and expected synergies of the combined workforce, products and technologies of the Company and ITG.

Assumption of Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted under the Amended and Restated ITG 2007 Equity Plan (the “Assumed Awards”). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the Agreement and Plan of Merger by and between the Company, Impala Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company, and ITG, dated as of November 6, 2018, the “ITG Merger Agreement”) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance-based vesting conditions. As of the ITG Closing Date, the aggregate number of shares of Class A Common Stock subject to such Assumed Awards was 2,497,028 and the aggregate number of shares of Class A Common Stock that remained issuable pursuant to the Amended and Restated ITG 2007 Equity Plan was 1,230,406. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 on the ITG Closing Date to register such shares of Class A Common Stock.

Tax treatment of the ITG Acquisition

The Company believes that the ITG Acquisition will be treated as a tax-free transaction as described in Section 351 of the Internal Revenue Code. ITG’s tax basis in its assets and liabilities therefore generally carried over to the Company following the ITG Acquisition. None of the goodwill is expected to be deductible for tax purposes.

The Company recorded deferred tax assets of $17.2 million and deferred tax liabilities of $65.9 million with respect to recording ITG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the ITG Acquisition, as described in Note 14 “Income Taxes”.

Pro forma results

Included in the Company’s results for the three months ended March 31, 2019 are results from the business acquired as a result of the ITG Acquisition, from the ITG Closing Date through March 31, 2019 as follows:

(in thousands)
Revenues	$35,901
Income (loss) before income taxes	(48,407)

The financial information in the table below summarizes the combined pro forma results of operations of the Company and ITG, based on adding the pre-tax historical results of ITG and the Company, and adjusting primarily for amortization of intangibles created in the ITG Acquisition, debt raised in conjunction with the ITG Acquisition and nonrecurring costs associated with the ITG Acquisition, which comprise advisory and other professional fees incurred by the

Company and ITG of $15.1 million and $18.2 million, respectively. The pro forma data assumes all of ITG’s issued and outstanding shares of common stock, par value $0.01 per share, were cancelled and extinguished and converted into the right to receive $30.30 in cash, without interest, less any applicable withholding taxes on January 1, 2018 and does not include adjustments to reflect the Company's operating costs or expected differences in the way funds generated by the Company are invested.

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ITG for the three months ended March 31, 2019 and 2018:

(in thousands, except per share amounts)	2019	2018
Revenue	$438,250	$946,556

Net income (loss)	(17,655)	368,993

Net income (loss) attributable to common stockholders	(6,033)	154,747

4. Sale of BondPoint

In October 2017, the Company entered into an Asset Purchase Agreement with Intercontinental Exchange (“ICE”) pursuant to which the Company has agreed to sell specified assets and to assign specified liabilities constituting its BondPoint division and fixed income venue (“BondPoint”). BondPoint is a provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services.

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

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousands)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income before noncontrolling interest to net income available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2019	2018
Income (loss) before income taxes and noncontrolling interest	$(16,204)	$468,536
Provision for (benefit from) income taxes	(2,585)	58,514
Net income (loss)	(13,619)	410,022

Noncontrolling interest	6,946	(235,271)

Net income (loss) available for common stockholders	$(6,673)	$174,751

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2019	2018
Basic earnings per share:
Net income (loss) available for common stockholders	$(6,673)	$174,751
Less: Dividends and undistributed earnings allocated to participating securities	(441)	(3,213)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	(7,114)	171,538

Weighted average shares of common stock outstanding:
Class A	107,319,812	90,699,321

Basic earnings per share	$(0.07)	$1.89

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2019	2018
Diluted earnings per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$(7,114)	$171,538

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	107,319,812	90,699,321
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan (1)	—	1,706,996
	107,319,812	92,406,317

Diluted earnings per share	$(0.07)	$1.86

(1)
The dilutive impact excludes from the computation of earnings per share 864,601 unexercised stock options and 168,221 restricted stock units issuable pursuant to Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan for the three months ended March 31, 2019 because the inclusion of the options and restricted stock units would have been anti-dilutive.

6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equityholders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), and payments made under the tax receivable agreements. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017 and its second payment of $12.4 million in September 2018.

 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, and (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) (the “May 2018 Secondary Offering” and, together with the November 2015 Secondary Offering and September 2016 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $4.7 million to $17.0 million per year over the next 15 years.

In connection with the employee exchanges and May 2018 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 18 “Capital Structure”, the Company recorded an additional deferred tax asset of $78.7 million and payment liability pursuant to the tax receivable agreements of $79.7 million, with the $1.0 million difference recorded as a decrease to additional paid-in capital.

As a result of the reduction in the U.S. corporate income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of March 31, 2019 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

At December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million due to the change in the corporate income tax rate. At March 31, 2019 and December 31, 2018, the Company’s remaining deferred tax assets described above were approximately $163.6 million and $167.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $214.4 million and $214.4 million, respectively.

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

7. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2019 and December 31, 2018, the Company’s total amount of goodwill recorded was $1,193.7 million and $836.6 million, respectively. The Company recognized $357.3 million of goodwill in connection with the ITG Acquisition, which was recorded in the Execution Services segment. No goodwill impairment was recognized during the three months ended March 31, 2019 and 2018.

The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2018	$755,292	$81,291	$—	$836,583
Goodwill recognized in ITG Acquisition	—	357,334	—	357,334
Currency translation adjustment	—	(220)	$—	(220)
Balance as of March 31, 2019	$755,292	$438,405	$—	$1,193,697

As of March 31, 2019 and December 31, 2018, the Company's total amount of intangible assets recorded was $552.5 million and $84.0 million, respectively. The Company acquired $479.6 million of intangible assets in connection with the ITG Acquisition. Acquired intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	691	259		9
ETF buyer relationships	950	691	259		9
Technology	153,000	36,538	116,462	1	to	6
Customer relationships	432,000	10,238	421,762	10	to	12
Trade name	3,600	100	3,500		3
Favorable occupancy leases	5,895	1,428	4,467	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$712,233	$159,686	$552,547

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	665	285		9
ETF buyer relationships	950	665	285		9
Technology	60,000	30,185	29,815	1	to	6
Customer relationships	49,000	5,905	43,095		12
Favorable occupancy leases	5,895	1,224	4,671	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$232,633	$148,644	$83,989

Amortization expense relating to finite-lived intangible assets was approximately $10.9 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Assets
Due from prime brokers	$518,762	$302,152
Deposits with clearing organizations	170,084	84,509
Net equity with futures commission merchants	248,879	294,884
Unsettled trades with clearing organization	120,093	193,544
Securities failed to deliver	123,219	218,663
Commissions and fees	6,683	7,697
Total receivables from broker-dealers and clearing organizations	$1,187,720	$1,101,449
Liabilities
Due to prime brokers	$501,190	$354,300
Net equity with futures commission merchants	47,680	47,998
Unsettled trades with clearing organization	227,880	90,021
Securities failed to receive	209,517	73,547
Commissions and fees	1,575	1,575
Total payables to broker-dealers and clearing organizations	$987,842	$567,441

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 “Borrowings”) of approximately $136.1 million and $184.6 million as of March 31, 2019 and December 31, 2018, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2019 and December 31, 2018, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at March 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018
Securities received as collateral:
Securities borrowed	$1,246,913	$1,361,635
Securities purchased under agreements to resell	5,650	15,475
	$1,252,563	$1,377,110

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Equities	$697,090	$748,846
Exchange traded notes	43,540	42,269
	$740,630	$791,115

10. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $200 million and is collateralized by the trading and deposit account of one of the Company’s broker-dealer subsidiaries maintained at the financial institution.

On November 3, 2017, the Company entered into the second credit facility (the “Committed Facility”) with the same financial institution for an aggregate borrowing limit of $500 million. The Committed Facility was subsequently amended and restated March 1, 2019 to increase the borrowing limit to $600 million and to enable a broker-dealer subsidiary of ITG as a borrower thereunder. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Each of the three broker-dealers has a sublimit under Borrowing Base A Loan, from $400 million to $600 million, which bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Each of the three broker-dealers has a sublimit under Borrowing Base B Loan, from $40 million to $150 million, which bears interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable:

	At March 31, 2019
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.40%	$200,000	$10,000	$(708)	$9,292
Committed facility	3.74%	600,000	7,000	(930)	6,070
		$800,000	$17,000	$(1,638)	$15,362

	At December 31, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.40%	$200,000	$10,000	$(832)	$9,168
Committed facility	3.75%	500,000	7,000	(1,040)	5,960
		$700,000	$17,000	$(1,872)	$15,128

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in thousands)	2019	2018
Broker-dealer credit facilities:
Uncommitted facility	$184	$446
Committed facility	73	98
	$257	$544

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

	At March 31, 2019
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	5.03%	$566,000	$136,104
		$566,000	$136,104

	At December 31, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	5.03%	$566,000	$184,608
		$566,000	$184,608

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the condensed consolidated statements of financial condition.

Interest expense in relation to the facilities was approximately $1.9 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2019, there was $146.3 million outstanding under these facilities at a weighted average interest rate of approximately 2.7% associated with international settlement activities.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	6.13%	$1,500,000	$(7,409)	$(29,904)	$1,462,687
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(16,524)	483,476
SBI bonds	January 2020	5.00%	31,571	—	(18)	31,553
			$2,031,571	$(7,409)	$(46,446)	$1,977,716

		At December 31, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Facility	December 2021	5.55%	$400,000	$(332)	$(6,704)	$392,964
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(17,811)	482,189
SBI bonds	January 2020	5.00%	31,908	—	(24)	31,884
			$931,908	$(332)	$(24,539)	$907,037

Credit Agreement

As described in Note 3 “ITG Acquisition”, in connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provides (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Existing Term Loan Facility (as defined below) and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

The term loan borrowings and revolver borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.50%, with a stepdown to 2.25% based on VFH’s first lien leverage ratio, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.50%, with a stepdown to 3.25% based on VFH’s first lien leverage ratio. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The revolving facility under the Credit Agreement is subject to a springing net first lien leverage ratio which may spring into effect as of the last day of a fiscal quarter based on the usage of the aggregate revolving commitments as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

Under the Credit Agreement, term loans will mature on March 1, 2026; provided that unless at least $400 million of VFH’s existing 6.750% second lien notes due 2022 have been repaid or refinanced (the “repayment requirement”) prior to the date that is 91 days prior to the maturity of the second lien notes (the “term springing maturity date”), the term loans will mature on the term springing maturity date. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022; provided that unless the repayment requirement is satisfied on or prior to the date that is 182 days prior to the maturity of the second lien notes (the “revolving springing maturity date”), the revolving commitments will terminate on the revolving springing maturity date.

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH previously entered into the Fourth Amended and Restated Credit Agreement which, upon the closing of the Acquisition of KCG, provided for an aggregate $1.15 billion of first lien secured term loans (the “Existing Term Loan Facility”). As described above, the Existing Term Loan Facility was fully terminated following its repayment in full with the proceeds of the First Lien Term Loan Facility.

Senior Secured Second Lien Notes

To finance the Acquisition of KCG, on June 16, 2017, Orchestra Borrower LLC (the “Escrow Issuer”), a wholly owned subsidiary of Virtu Financial, and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 6.750% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Notes were issued under an Indenture, dated June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as trustee and collateral agent.

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantees the Credit Agreement.

The Indenture imposes certain limitations on the Company, and contains certain customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on the Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. The gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the KCG Closing Date and were used to finance, in part, the Acquisition of KCG, and to repay certain indebtedness of the Company and KCG.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($31.6 million) as of March 31, 2019 and ¥3.5 billion ($31.9 million) as of December 31, 2018. The Company recorded a loss of $0.4 million and a loss of $1.9 million due to the change in currency rates during the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	March 31, 2019
2019	$—
2020	46,571
2021	15,000
2022	515,000
2023 and thereafter	1,455,000
Total principal of long-term borrowings	$2,031,571

11. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on-the-run U.S. government obligations and exchange traded notes is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain other financial instruments, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts and other U.S. and non-U.S. government obligations have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from a number of banks and broker-dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

The Company prices certain financial instruments held for trading at fair value based on theoretical prices, which can differ from quoted market prices. The theoretical prices reflect price adjustments primarily caused by the fact that the Company continuously prices its financial instruments based on all available information. This information includes prices for identical and near-identical positions, as well as the prices for securities underlying the Company’s positions, on other exchanges that are open after the exchange on which the financial instruments is traded closes. The Company validates that all price adjustments can be substantiated with market inputs and checks the theoretical prices independently. Consequently, such financial instruments are classified as Level 2.

There were no transfers of financial instruments between levels during the three months ended March 31, 2019 and 2018.

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2019:

	March 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$733,310	$1,198,175	$—	$—	$1,931,485
U.S. and Non-U.S. government obligations	152,884	17,558	—	—	170,442
Corporate Bonds	—	82,412	—	—	82,412
Exchange traded notes	14,360	5,801	—	—	20,161
Currency forwards	—	1,212,911	—	(1,209,506)	3,405
Options	3,914	—	—	—	3,914
	904,468	2,516,857	—	(1,209,506)	2,211,819

Financial instruments owned, pledged as collateral:
Equity securities	376,711	320,379	—	—	697,090
Exchange traded notes	18	43,522	—	—	43,540
	376,729	363,901	—	—	740,630

Other Assets
Equity investment	—	—	46,529	—	46,529
Exchange stock	2,517	—	—	—	2,517
	2,517	—	46,529	—	49,046

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,005,560	1,082,273	—	—	2,087,833
U.S. and Non-U.S. government obligations	69,364	834	—	—	70,198
Corporate Bonds	—	99,587	—	—	99,587
Exchange traded notes	3,843	28,805	—	—	32,648
Currency forwards	—	1,219,684	—	(1,219,684)	—
Options	4,359	—	—	—	4,359
	$1,083,126	$2,431,183	$—	$(1,219,684)	$2,294,625

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2018:

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$587,680	$1,022,221	$—	$—	$1,609,901
U.S. and Non-U.S. government obligations	91,466	14,547	—	—	106,013
Corporate Bonds	—	87,500	—	—	87,500
Exchange traded notes	3,396	27,966	—	—	31,362
Currency forwards	—	2,792,373	—	(2,790,242)	2,131
Options	11,899	—	—	—	11,899
	694,441	3,944,607	—	(2,790,242)	1,848,806
Financial instruments owned, pledged as collateral:
Equity securities	389,810	359,036	—	—	748,846
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	6,968	35,301	—	—	42,269
	396,778	394,337	—	—	791,115
Other Assets
Equity investment	—	—	45,856	—	45,856
Exchange stock	2,417	—	—	—	2,417
	2,417	—	45,856	—	48,273
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	931,992	1,336,338	—	—	2,268,330
U.S. and Non-U.S. government obligations	112,058	3,054	—	—	115,112
Corporate Bonds	—	40,123	—	—	40,123
Exchange traded notes	371	39,613	—	—	39,984
Currency forwards	—	2,720,749	—	(2,719,954)	795
Options	11,051	—	—	—	11,051
	$1,055,472	$4,139,877	$—	$(2,719,954)	$2,475,395

SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 10 “Borrowings”) and used the proceeds to partially finance the transaction. As of March 31, 2019, the fair value of the SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 12.6x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at March 31, 2019 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in Other, net in the condensed consolidated statements of comprehensive income.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2019:

	March 31, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$771,003	$771,003	$771,003	$—	$—
Cash restricted or segregated under regulations and other	17,324	17,324	17,324	—	—
Securities borrowed	1,282,867	1,282,867	—	1,282,867	—
Securities purchased under agreements to resell	5,655	5,655	—	5,655	—
Receivables from broker-dealers and clearing organizations	1,187,720	1,187,720	5,001	1,182,719	—
Total Assets	3,264,569	3,264,569	793,328	2,471,241	—

Liabilities
Short-term borrowings	159,716	159,716	—	159,716	—
Long-term borrowings	1,977,716	2,052,816	—	2,052,816	—
Securities loaned	819,903	819,903	—	819,903	—
Securities sold under agreements to repurchase	290,000	290,000	—	290,000	—
Payables to broker-dealers and clearing organizations	987,842	987,842	3,836	984,006	—
Total Liabilities	$4,235,177	$4,310,277	$3,836	$4,306,441	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$736,047	$736,047	$736,047	$—	$—
Securities borrowed	1,399,684	1,399,684	—	1,399,684	—
Securities purchased under agreements to resell	15,475	15,475	—	15,475	—
Receivables from broker-dealers and clearing organizations	1,101,449	1,101,449	71,288	1,030,161	—
Total Assets	3,252,655	3,252,655	807,335	2,445,320	—

Liabilities
Short-term borrowings	15,128	15,128	—	15,128	—
Long-term borrowings	907,037	916,465	—	916,465	—
Securities loaned	1,130,039	1,130,039	—	1,130,039	—
Securities sold under agreements to repurchase	281,861	281,861	—	281,861	—
Payables to broker dealer and clearing organizations	567,441	567,441	1,031	566,410	—
Total Liabilities	$2,901,506	$2,910,934	$1,031	$2,909,903	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$673	$—	$—	$46,529	$673
Total	45,856	—	673	—	—	46,529	673

	Three months ended March 31, 2018
(in thousands)	Balance at December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$1,890	$—	$—	$42,478	$1,890
Total	40,588	—	1,890	—	—	42,478	1,890

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,282,867	$—	$1,282,867	$(1,246,913)	$(698)	$35,256
Securities purchased under agreements to resell	5,655	—	5,655	(5,650)	—	5
Trading assets, at fair value:
Currency forwards	1,212,911	(1,209,506)	3,405	—	—	3,405
Options	3,914	—	3,914	(3,914)	—	—
Total	$2,505,347	$(1,209,506)	$1,295,841	$(1,256,477)	$(698)	$38,666

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$819,903	$—	$819,903	$(806,960)	$(5,242)	$7,701
Securities sold under agreements to repurchase	290,000	—	290,000	(290,000)	—	—
Trading liabilities, at fair value:
Currency forwards	1,219,684	(1,219,684)	—	—	—	—
Options	4,359	—	4,359	(3,914)	—	445
Total	$2,333,946	$(1,219,684)	$1,114,262	$(1,100,874)	$(5,242)	$8,146

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,399,684	$—	$1,399,684	$(1,361,635)	$(8,822)	$29,227
Securities purchased under agreements to resell	15,475	—	15,475	(15,475)	—	—
Trading assets, at fair value:
Currency forwards	2,792,373	(2,790,242)	2,131	—	—	2,131
Options	11,899	—	11,899	(11,899)	—	—
Total	$4,219,431	$(2,790,242)	$1,429,189	$(1,389,009)	$(8,822)	$31,358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset In the Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,130,039	$—	$1,130,039	$(1,108,461)	$(8,822)	$12,756
Securities sold under agreements to repurchase	281,861	—	281,861	(281,861)	—	—
Trading liabilities, at fair value:
Currency forwards	2,720,749	(2,719,954)	795	—	(792)	3
Options	11,051	—	11,051	(11,051)	—	—
Total	$4,143,700	$(2,719,954)	$1,423,746	$(1,401,373)	$(9,614)	$12,759

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	March 31, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$90,000	$40,000	$160,000	$290,000
U.S. and Non-U.S. government obligations	—	—	—	—	—
Total	—	90,000	40,000	160,000	290,000

Securities lending transactions:
Equity securities	819,903	—	—	—	819,903
Total	$819,903	$—	$—	$—	$819,903

	December 31, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$45,000	$65,000	$160,000	$270,000
U.S. and Non-U.S. government obligations	11,861	—	—	—	11,861
Total	11,861	45,000	65,000	160,000	281,861

Securities loaned:
Equity securities	1,130,039	—	—	—	1,130,039
Total	$1,130,039	$—	$—	$—	$1,130,039

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2019 and December 31, 2018:

(in thousands)		March 31, 2019		December 31, 2018
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$2,950	$2,523	$(15,382)	$2,891,606
Commodity futures	Receivables from broker-dealers and clearing organizations	6,660	9,712,453	69,235	11,595,215
Currency futures	Receivables from broker-dealers and clearing organizations	4,185	2,855,717	(9,432)	3,756,914
Fixed income futures	Receivables from broker-dealers and clearing organizations	2	6,888	(28)	18,694
Options	Financial instruments owned	3,914	435,244	11,899	659,101
Currency forwards	Financial instruments owned	1,212,911	134,607,800	2,792,373	171,288,432

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$181	$165,238	$468	$106,487
Commodity futures	Payables to broker-dealers and clearing organizations	1,872	4,674,521	(375)	54,782
Currency futures	Payables to broker-dealers and clearing organizations	4,911	2,554,681	(30,643)	6,239,725
Fixed income futures	Payables to broker-dealers and clearing organizations	—	—	93	8,591
Options	Financial instruments sold, not yet purchased	4,359	459,274	11,051	608,756
Currency forwards	Financial instruments sold, not yet purchased	1,219,684	134,611,187	2,720,749	171,252,224

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	—	—	(792)	13,501

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instruments under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2019	2018
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$72,385	$(436,414)
Currency forwards	Trading income, net	(24,173)	85,910
Options	Trading income, net	663	1,102
		$48,875	$(349,402)

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$150

13. Revenues from Contracts with Customers

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers as of January 1, 2018 in the condensed consolidated financial statements by applying the modified retrospective method. The Company’s revenue recognition methods for its contracts with customers prior to the adoption of Topic 606 are consistent with its methods after the adoption of Topic 606. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis. As a result of the ITG Acquisition, subsequent to the ITG Closing Date, the Company has additional revenue streams as described below.

The new revenue guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the market making elements of the Company’s condensed consolidated statement of comprehensive income most closely associated with financial instruments, including trading income, net and interest and dividend income. The new standard primarily impacts the presentation of the Company's Execution Services revenue streams discussed below, all of which are presented within Commissions, net and technology services on the Company’s condensed consolidated statements of comprehensive income.

Commissions, net. The Company earns commission revenue by acting as an agent on behalf of customers. The Company’s performance obligations consist of trade execution and clearing services and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date. Commission revenues are paid on settlement date; therefore, a receivable is recognized as of the trade date. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions, net and technology services in the condensed consolidated statements of comprehensive income.

Technology services. The Company’s technology services revenues consist of technology licensing fees and agency commission fees. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services. These fees include both upfront and annual recurring fees as well as, in certain cases, contingent fees based on customer revenues, which represent variable consideration. The services offered under these contracts are delivered as an integrated package and are interdependent and have the same pattern of transfer to the customer; accordingly, the Company measures and recognizes them as a single performance obligation. The performance obligation is satisfied over time, and, therefore, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside the Company’s control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur. Recurring fees, which exclude variable consideration, are billed and collected on a quarterly basis and are included within Receivables from broker-dealers and clearing organizations.

Workflow technology. Through its front-end workflow solutions and network capabilities, the Company provides order and trade execution management and order routing services.

The Company provides trade order routing from its execution management system (“EMS”) to its execution services offerings, with each trade order routed through the EMS representing a separate performance obligation that is satisfied at a point in time. Commissions earned are fixed and revenue is recognized on the trade date. A portion of the commissions earned on the trade is then allocated to workflow technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to commissions, net using a residual allocation approach.

The Company participates in commission share arrangements, where trade orders are routed to third-party brokers from its EMS and its order management system (“OMS”). Commission share revenues from third-party brokers are generally fixed and revenue is recognized at a point in time on the trade date.

The Company provides OMS and related software products and connectivity services to customers and recognizes license fee revenues and monthly connectivity fees. License fee revenues, generated for the use of the Company’s OMS and other software products, is fixed and recognized at the point in time at which the customer is able to use and benefit from the license. Connectivity revenue is variable in nature, based on the number of live connections, and is recognized over time on a monthly basis using a time-based measure of progress.

Analytics. The Company provides customers with analytics products and services, including trading and portfolio analytics tools. The Company provides analytics products and services to customers and recognizes subscription fees, which are fixed for the contract term, based on when the products and services are delivered. Analytics services can be delivered either over time (when customers are provided with distinct ongoing access to analytics data) or at a point in time (when reports are only delivered to the customer on a periodic basis). Over time performance obligations are recognized using a time-based measure of progress on a monthly basis, since the analytics products and services are continually provided to the client. Point in time performance obligations are recognized when the analytics reports are delivered to the client.

Analytics products and services can also be paid for through variable bundled arrangements with trade execution services. Customers agree to pay for analytics products and services with commissions generated from trade execution services, and commissions are allocated to the analytics performance obligation(s) using:

(i)	the commission value for each customer for the products and services it receives, which is priced using the value for similar stand-alone subscription arrangements; and

(ii)	a calculated ratio of the commission value for the products and services relative to the total amount of commissions generated from the customer.

For these bundled commission arrangements, the allocated commissions to each analytics performance obligation are then recognized as revenue when the analytics product is delivered, either over time or at a point in time. These allocated commissions may be deferred if the allocated amount exceeds the amount recognizable based on delivery.

Disaggregation of Revenues

The following table presents the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$5,000	$57,755	$—	$62,755
Workflow technology	—	8,872	—	8,872
Analytics	—	3,520	—	3,520
Total revenue from contract with customers	5,000	70,147	—	75,147

Other sources of revenue	274,221	13,371	252	287,844

Total Revenues	279,221	83,518	252	362,991

Timing of revenue recognition:
Services transferred at a point in time	279,221	76,729	252	356,202
Services transferred over time	—	6,789	—	6,789
Total Revenues	$279,221	$83,518	$252	$362,991

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

For the three months ended March 31, 2019, the Company did not recognize any revenue related to performance obligations satisfied in previous periods.

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

Receivables related to revenues from contracts with customers amounted to $49.6 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2019.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.5 million as of March 31, 2019. During the three months ended March 31, 2019, the Company recognized revenue of $8.0 million that was initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill associated with its contracts under ASC 606.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2019 and 2018, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $(2.6) million and 16.0%, and $58.5 million and 12.5%, for the three months ended March 31, 2019 and 2018, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the condensed consolidated statements of financial condition at March 31, 2019 and December 31, 2018 are current income tax receivables of $46.6 million and $41.1 million, respectively. The balances at March 31, 2019 and December 31, 2018 primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition at March 31, 2019 and December 31, 2018 are current tax liabilities of $6.6 million and $10.0 million, respectively. The balance at March 31, 2019 primarily comprises income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 6 “Tax Receivable Agreements”), the Acquisition of KCG and the ITG Acquisition (see Note 3 “ITG Acquisition”), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at March 31, 2019 and December 31, 2018 of $239.3 million and $239.3 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at March 31, 2019 and December 31, 2018 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2019 and December 31, 2018 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2019, the Company’s tax years for 2013 through 2017 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2017. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in Operations and administrative expense and interest received or paid is recorded in Other, net or Operations and administrative expense in the condensed consolidated statement of comprehensive income.

The Company had $9.1 million of unrecognized tax benefits as of March 31, 2019, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2019.

15. Commitments, Contingencies and Guarantees

Legal Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time.  Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate judgments, settlements, disgorgements, restitution, penalties, injunctions, damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company, although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage and other insurance coverages for potential claims, including securities actions, against the Company and its respective directors and officers.

In connection with the Acquisition of KCG, a previously filed complaint, which was initially captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-421-JTL and filed on behalf of a putative class in Delaware Chancery Court, was recaptioned Chester County Employees’ Retirement Fund v. KCG Holdings, Inc., et al., amended and refiled on February 14, 2018 to include claims for the alleged breach of fiduciary duties against former KCG board members, claims against each of the Company and Jefferies LLC for allegedly aiding and abetting the KCG board members’ alleged breaches of fiduciary duty and a claim against the Company and Jefferies LLC for alleged civil conspiracy. The amended complaint was again amended on July 16, 2018 with the filing of the Verified Second Amended Class Action Complaint (the “Second Amended Complaint”) to include additional factual allegations. No amount of damages is stated in the Second Amended Complaint, against which Virtu is defending itself vigorously.

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in a ProShares inverse-volatility ETF. The complaint does not specify the amount of alleged damages. The Company believes that the claims are without merit and intends to defend the lawsuit vigorously. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and have been designated as related to the Ford action because they assert substantially similar allegations to those in the Ford complaint. The complaints do not specify the amount of alleged damages. The Company believes that the claims are without merit and intends to defend itself vigorously.

As a result of the ITG Acquisition, the Company assumed potential liabilities relating to ITG’s business, including but not limited to those potential liabilities arising from or related to pending, threatened or potential litigation or regulatory matters. These matters include but not are not necessarily limited to a Statement of Claim filed on July 27, 2018 by a former employee of ITG requesting a FINRA arbitration. The former ITG employee alleges that ITG breached the non-disparagement clause in his July 2011 separation agreement and tortiously interfered with his business relations. The Company believes that the claims are without merit and is defending itself against these claims vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, ATS manner of operations, market fragmentation and complexity, colocation, cybersecurity, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority and other regulators. It is the Company's practice to cooperate and comply with the requests for information and documents.

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of March 31, 2019 and anticipates paying the fine during the year ending December 31, 2019.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations. The Company's maximum exposure under these arrangements is currently unknown, as any such exposure could relate to claims not yet brought or events which have not yet occurred. For example, in November 2013, KCG sold Urban Financial of America, LLC (“Urban”), the reverse mortgage origination and securitization business previously owned by Knight Capital Group, Inc., to an investor group now known as Finance of America Reverse, LLC (“FAR”). Pursuant to the terms of the Stock Purchase Agreement between KCG and FAR, Virtu has certain continuing obligations related to KCG's prior ownership of Urban and has been and, in the future may be, advised by FAR of potential claims thereunder.

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

16. Leases

The Company adopted ASU 2016-02 on January 1, 2019, and elected the modified retrospective method of implementation. The standard requires the recognition of ROU assets and lease liabilities for leases, which are defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the condensed consolidated statement of financial condition and for which lease expense is recognized on a straight-line basis over the lease term.

For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. These leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of 1 year to 13 years, some of which include options to extend the initial term at the Company's discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 13 years. The Company recognizes sublease income on a straight-line basis over the term of the sublease within Other, net on the condensed consolidated statement of comprehensive income.

As the implied discount rate for most of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings, which was based on the information available as of the initial transition date, January 1, 2019, in determining the present value of lease payments.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$350,423
Operating lease liabilities	Operating lease liabilities	394,764

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	37,258
Accumulated depreciation	Property, equipment, and capitalized software, net	(17,056)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	20,648

Weighted average remaining lease term and discount rate are as follows:

March 31, 2019
Weighted average remaining lease term
Operating leases	7.89 years
Finance leases	1.85 years
Weighted average discount rate
Operating leases	5.69%
Finance leases	3.57%

The components of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost:
Fixed	$14,797
Variable	1,578
Total Operating lease cost	16,375

Finance lease cost:
Amortization of right-of-use assets	2,970
Interest on lease liabilities	186
Total Finance lease cost	3,156

Sublease income	2,560

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$56,594	$10,225
2020	74,482	10,060
2021	71,669	2,436
2022	65,689	—
2023	62,778	—
2024 and thereafter	164,245	—
Total lease payments	495,457	22,721
Less imputed interest	(100,693)	(2,073)
Total lease liability	394,764	20,648

Future lease payments under non-cancelable leases and sublease receipts as of December 31, 2018 are as follows:

(thousands)	Capital	Operating	Subleases
2019	$21,983	$32,755	$(8,979)
2020	11,283	30,473	(9,324)
2021	1,651	25,564	(8,844)
2022	—	22,710	(8,552)
2023	—	21,456	(8,695)
Thereafter	—	113,779	(36,312)
Total minimum lease payments	$34,917	$246,737	$(80,706)

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted cash as reported within the condensed consolidated statements of financial condition to the sum of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$771,003	$729,547
Cash restricted or segregated under regulations and other	17,324	6,500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$788,327	$736,047

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into non-voting common interest units (the “Virtu Financial Units”). As of March 31, 2019 and December 31, 2018, respectively, there were 8,520,755 and 8,760,755 Virtu Financial Units outstanding, respectively, and 240,000 and 3,540,312 Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2019 and 2018, respectively.

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

Acquisition of KCG

On the KCG Closing Date, the Company completed the all-cash Acquisition of KCG. In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A Common Stock to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A Common Stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The investment agreements are described in, and the full text thereof is filed as an exhibit to, the Company’s 2018 annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

Share Repurchase Program

In February 2018, the Company's board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. The Company now has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. Pursuant to the program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

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

In connection with the May 2018 Secondary Offering, the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock Fund Investments Pte. Ltd. (“Havelock”) and Aranda entered into that certain Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated April 20, 2017, by and among the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock, Aranda and certain direct or indirect equityholders of the Company (the “Amended and Restated Registration Rights Agreement”) to add Mr. Vincent Viola and Mr. Michael Viola, directors of the Company, and to confirm that certain other persons (including the Company’s CEO) remain parties to the Amended and Restated Registration Rights Agreement.

Employee Exchanges

During the three months ended March 31, 2019 and 2018, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 240,000 and 795,521 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately 57.0% interest in Virtu Financial at March 31, 2019.

19. Share-based Compensation

     Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the three months ended March 31, 2019 and 2018:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2017	7,783,000	$19.00	7.29	3,891,500	$19.00
Granted	—	—	—	—	—
Exercised	(732,000)	19.00	—	(732,000)	19.00
Forfeited or expired	—	—	—	—	—
At March 31, 2018	7,051,000	19.00	7.05	3,182,000	19.00

At December 31, 2018	3,486,150	19.00	6.30	1,660,400	19.00
Granted	156,129	13.60	4.87	156,129	13.60
Exercised	(208,700)	19.00	—	(208,700)	19.00
Forfeited or expired	(40,000)	—	—	—	—
At March 31, 2019	3,393,579	$18.75	5.99	1,607,829	$18.48

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

The Company recognized $1.4 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, of compensation expense in relation to the stock options issued and outstanding. As of March 31, 2019 and December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options was $0.2 million and $1.6 million, respectively, and these amounts are to be recognized over a weighted average period of 0.0 and 0.3 years, respectively.

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted under the Amended and Restated ITG 2007 Equity Plan (the “Assumed Awards”). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the ITG Merger Agreement) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance based vesting conditions. As of the ITG Closing Date, the aggregate number of shares of Class A Common Stock subject to such Assumed Awards was 2,497,028 and the aggregate number of shares of Class A Common Stock that remained issuable pursuant to the Amended and Restated ITG 2007 Equity Plan was 1,230,406. The Company filed a Registration Statement on Form S-8 on the ITG Closing Date to register such shares of Class A Common Stock.

Class A Common Stock and Restricted Stock Units

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock and restricted stock units were granted, with the latter vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2019 and 2018, respectively, there were 423,393 and 594,536 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $2.7 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the condensed consolidated statements of comprehensive income and Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards):

	Number of Shares	Weighted Average Fair Value
At December 31, 2017	853,047	$17.94
Granted	1,044,690	20.64
Forfeited	(30,626)	18.52
Vested	—	—
At March 31, 2018	1,867,111	18.85

At December 31, 2018	1,378,922	20.03
Granted	3,280,742	25.77
Forfeited	(156,414)	20.70
Vested	(562,537)	22.94
At March 31, 2019	3,940,713	$24.37

The Company recognized $5.0 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively, of compensation expense in relation to the restricted stock units. As of March 31, 2019 and December 31, 2018, total unrecognized share-based compensation expense related to unvested RSUs was $83.5 million and $21.3 million, respectively, and this amount is to be recognized over a weighted average period of 2.0 and 1.7 years, respectively.

20. Regulatory Requirement

As of March 31, 2019 and December 31, 2018, U.S. broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital for each of the five U.S. broker-dealers as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.15 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2019. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the U.S broker-dealer subsidiaries as of March 31, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$333,184	$2,152	$331,032
Virtu Financial BD LLC	111,199	1,000	110,199
Virtu Financial Capital Markets LLC	9,277	1,000	8,277
Virtu ITG LLC	58,270	1,000	57,270
Virtu Alternet Securities LLC	6,267	100	6,167

The regulatory capital and regulatory capital requirements of the U.S. broker-dealer subsidiaries as of December 31, 2018 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$381,211	$2,035	$379,176
Virtu Financial BD LLC	133,850	1,000	132,850
Virtu Financial Capital Markets LLC	9,457	1,000	8,457

As of March 31, 2019, VAL and VITG had $2.0 million and $7.4 million, respectively, of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $1.0 million and $4.4 million, respectively, of cash in reserve bank accounts for the benefit of proprietary accounts of brokers.

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Investment Industry Regulatory Organization of Canada (“IIROC”), the Central Bank of Ireland, the Financial Conduct Authority in the United Kingdom, the Australian Securities Exchange, the Securities and Futures Commission in Hong Kong, and the Monetary Authority of Singapore. Virtu Financial Canada ULC was admitted to membership in IIROC in March 2019. The regulatory net capital balances and regulatory capital requirements applicable to these subsidiaries as of March 31, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$17,870	$187	$17,683
TriAct Canada Marketplace LP	2,028	187	1,841
Virtu Financial Canada ULC	2,598	187	2,411
Ireland
Virtu ITG Europe Limited	53,787	32,768	21,019
Virtu Financial Ireland Limited	78,227	29,919	48,308
United Kingdom
Virtu ITG UK Limited	1,367	975	392
KCG Europe Limited	50,443	32,000	18,443
Asia Pacific
Virtu ITG Australia Limited	27,601	16,102	11,499
Virtu ITG Hong Kong Limited	1,220	579	641
Virtu ITG Singapore Pte Limited	1,015	74	941

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues:
United States (1)	$291,336	$743,152
Ireland	35,675	14,023
United Kingdom	284	11,600
Singapore	26,838	46,200
Canada	5,212	—
Australia	3,302	—
Others	344	78
Total revenues	$362,991	$815,053
(1) Includes $337.6 million gain on sale of BondPoint for the three months ended March 31, 2018.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker-dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and alternative trading systems (“ATS”). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc. and the AIM.

The Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client orders in POSIT Alert and in the Company's ATSs, including Virtu MatchIt, POSIT, and MATCHNow. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2019 and 2018 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2019:
Total revenue	$279,221	$83,518	$252	$362,991
Income before income taxes and noncontrolling interest	47,539	(44,405)	(19,338)	(16,204)

2018:
Total revenue	432,536	383,779	(1,262)	815,053
Income (loss) before income taxes and noncontrolling interest	163,163	331,185	(25,812)	468,536
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2019, and December 31, 2018 the Company had payables of $2.1 million and $3.0 million to its affiliates, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 11 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $3.4 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the condensed consolidated statements of comprehensive income. The Company made payments of $5.2 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. For the three months ended March 31, 2019 and 2018, the Company paid $0.3 million and $0.7 million, respectively, to Level 3 for these services.

The Company purchases and leases computer equipment and maintenance and support from affiliates of Dell Inc. (“Dell”). Temasek and its affiliates have a significant ownership interest in Dell. For the three months ended March 31, 2019 and 2018, the Company paid $1.1 million and $0.6 million, respectively, to Dell for these services.

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On May 3, 2019, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per Restricted Stock Unit that will be paid on June 17, 2019 to holders of record as of June 3, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2019, and 2018 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the “Company”). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this quarterly report on Form 10-Q, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this quarterly report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this quarterly report on Form 10-Q or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “2018 Form 10-K”), could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	reduced levels of overall trading activity;

•	dependence upon trading counterparties and clearing houses performing their obligations to us;

•	failures of our customized trading platform;

•	risks inherent to the electronic market making business and trading generally;

•	increased competition in market making activities and execution services;

•	dependence on continued access to sources of liquidity;

•	risks associated with self‑clearing and other operational elements of our business;

•	obligations to comply with applicable regulatory capital requirements;

•	litigation or other legal and regulatory‑based liabilities;

•	proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;

•	obligations to comply with laws and regulations applicable to our operations in the U.S. and abroad;

•	enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;

•	need to maintain and continue developing proprietary technologies;

•	the effect of the Acquisition of KCG on existing business relationships, operating results, and ongoing business operations generally;

•	the effect of the ITG Acquisition (as defined below) on existing business relationships, operating results, and ongoing business operations generally;

•	the significant costs and significant indebtedness that we have incurred in connection with the ITG Acquisition, and the integration of ITG (as defined below) into our business;

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

Basis of Preparation

Our condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date (as defined below), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended March 31, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through March 31, 2019. All periods prior to the ITG Closing Date comprise solely our results.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying competitive liquidity while at the same time earning attractive margins and returns. We leverage our market structure expertise and scaled, multi-asset technology infrastructure to provide a complete suite of client solutions, including transparent agency execution and broker-neutral offerings.

Technology and operational efficiency are at the core of our business, and our focus on technology is a key element of our success. We have developed a proprietary, multi-asset, multi-currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges, liquidity centers, and our clients. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and execution services activities in an efficient manner and enable us to scale our activities globally and across additional securities and other financial instruments and asset classes without significant incremental costs or third party licensing or processing fees.

We believe that technology-enabled market makers and execution services providers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by ensuring that market participants have an efficient means to transfer risk and analyze the quality of execution. All market participants benefit from the increased liquidity, lower overall trading costs and execution transparency that Virtu provides.

Our execution services and client solutions products are transparent, because we believe transparency makes markets more efficient and helps investors make better, more informed decisions. We use the best technology to deliver liquidity to global markets and innovative trading solutions and analytics tools to our clients. We interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

     On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies.

As described below, we completed the ITG Acquisition on the ITG Closing Date. ITG was a global financial technology company helping leading brokers and asset managers improve returns for investors around the world. ITG empowered traders to reduce the end-to-end cost of implementing investments via liquidity, execution, analytics and workflow technology solutions.

We have two operating segments: Market Making and Execution Services, and one non-operating segment: Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

Market Making

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. We provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide. We use the best technology to deliver liquidity to global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our market making businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result market makers' capture rate per notional amount transacted will increase.

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker-dealers. We generally earn commissions as an agent between principals for transactions. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client orders in POSIT Alert and in our Alternative Trading Systems (“ATS”), including Virtu MatchIt, POSIT and MATCHNow. We also earn revenues (a) by providing our proprietary technology and infrastructure to select third parties for a service fee, (b) through workflow technology, our integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) through trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Acquisition of Investment Technology Group, Inc.

On March 1, 2019 (the “ITG Closing Date”), we announced the completion of our previously announced acquisition of Investment Technology Group, Inc. (“ITG”) in a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion (the “ITG Acquisition”). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provides (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million being borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095 million being borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's initial public offering in April 2015 (the “IPO”) and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2019, options to purchase 1,528,750 shares in the aggregate were forfeited and 4,049,058 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and is being recognized on a straight-line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial LLC (“Virtu Financial”) except as follows: (i) cash and cash equivalents reflected on our condensed consolidated statement of financial condition in the amount of $4.0 million; (ii) deferred tax assets reflected on our condensed consolidated statement of financial condition in the amount of $186.2 million and tax receivable agreement obligation in the amount of $214.4 million, in each case as described in greater detail in Note 6 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our condensed consolidated statement of financial condition; and (iv) provision for (benefit from) corporate income tax in the amount of $(2.5) million reflected on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2019.

Components of Our Results of Operations

The following table shows the i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31,
Market Making	2019	2018
Total revenue	$279,221	$432,536
Total operating expenses	231,682	269,373
Income before income taxes and noncontrolling interest	47,539	163,163
Execution Services
Total revenue	83,518	383,779
Total operating expenses	127,923	52,593
Income (loss) before income taxes and noncontrolling interest	(44,405)	331,186
Corporate
Total revenue	252	(1,262)
Total operating expenses	19,590	24,550
Income (loss) before income taxes and noncontrolling interest	(19,338)	(25,812)
Consolidated
Total revenue	362,991	815,053
Total operating expenses	379,195	346,517
Income (loss) before income taxes and noncontrolling interest	$(16,204)	$468,536

	Three Months Ended March 31,
(in thousands)	2019	2018

Revenues:
Trading income, net	$257,540	$406,162
Interest and dividends income	29,131	17,949
Commissions, net and technology services	75,147	53,844
Other, net	1,173	337,098
Total revenue	362,991	815,053

Operating Expenses:
Brokerage, exchange and clearance fees, net	64,053	87,824
Communication and data processing	41,814	49,486
Employee compensation and payroll taxes	107,837	64,670
Payments for order flow	23,561	16,256
Interest and dividends expense	45,369	33,624
Operations and administrative	22,078	19,919
Depreciation and amortization	16,450	15,339
Amortization of purchased intangibles and acquired capitalized software	10,922	6,851
Termination of office leases	—	19,970
Debt issue cost related to debt refinancing and prepayment	9,214	6,021
Transaction advisory fees and expenses	15,109	7,496
Charges related to share based compensation at IPO	—	14
Financing interest expense on long-term borrowings	22,788	19,047
Total operating expenses	379,195	346,517
Income (loss) before income taxes and noncontrolling interest	(16,204)	468,536
Provision for (benefit from) income taxes	(2,585)	58,514
Net income (loss)	$(13,619)	$410,022

Total Revenues

Revenues are generated through market marking activities, commissions and fees on execution services activities, which include recurring subscriptions on workflow technology and analytic products. The majority of our revenue is generated through market making activities, which is recorded as trading income, net and interest and dividend income. Commissions and fees are derived from commissions charged for trade executions in agency execution services. We earn commissions and commission equivalents, as well as, in certain cases, contingent fees based on client revenues, which represents variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside our control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur.

Recurring revenues are primarily derived from workflow technology connectivity fees generated for matching client orders, and analytics services to select third parties. Revenues from connectivity fees are recognized and billed to clients on a monthly basis. Revenues from commissions attributable to analytic products under bundled arrangements will be recognized over the course of the year as the performance obligations for those analytics products are satisfied.

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following three categories: Americas Equities, Rest of World Equities, and Global FICC, options and other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads. Trading income, net, accounted for 71% and 50% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.

Interest and dividends income. Our market making activities require us to hold securities on a regular basis, and we generate revenues in the form of interest and dividends income from these securities. Interest is also earned on securities borrowed from other market participants pursuant to collateralized financing arrangements and on cash held by brokers. Dividends income arises from holding market making positions over dates on which dividends are paid to shareholders of record.

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Agency commission fees are charged for agency trades executed by us on behalf of third party broker-dealers, institutions and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade volume executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from connectivity fees generated by matching sell-side and buy-side clients orders, and analytic products delivered to the clients.

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

Other, net. We have interests in multiple strategic investments and telecommunications joint ventures (“JVs”). We record our pro-rata share of each JV’s earnings or losses within other, net, while fees related to the use of communication services provided by the JVs are recorded within communications and data processing. In addition, we also recorded gains or losses on certain one-time transactions, including the sale of our BondPoint business (“BondPoint”) to Intercontinental Exchange (“ICE”) in 2018, within Other, net (see Note 4 “Sale of BondPoint” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q).

We have a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within Other, net.

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

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight-line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight-line basis over a period of 1.5 to 2.5 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the term of the lease.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of finite lived intangible assets acquired in connection with the acquisition of certain assets from Nyenburgh Holding B.V., Teza Technologies (the “Teza Acquisition”), the Acquisition of KCG, and the ITG Acquisition. These assets are amortized over their useful lives, ranging from 1 to 15 years, except for certain assets which were categorized as having indefinite useful lives.

Termination of office leases. Termination of office leases represents the one-time expense write-off on the present value of the future lease obligations on the office space we abandoned in connection with the Acquisition of KCG. The aggregate write-off amount includes legal fees, broker fees, dilapidation fees and other miscellaneous expense associated with the abandonment.

Debt issue costs related to debt refinancing. As a result of the refinancing or early termination of our long-term borrowings, we accelerate the capitalized debt issue costs and the discount on the term loan that would otherwise be amortized or accreted over the life of the term loan.

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the ITG Acquisition and with the sale of BondPoint in 2018.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the three months ended March 31, 2019, we recognized non-cash compensation expenses in respect of the outstanding time-vested Class B interests of Virtu Financial (the “Virtu Class B Interests”) and Class B interests of Virtu East MIP LLC (the “East MIP Class B Interests”), net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 19 “Share-based Compensation” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 14 “Income Taxes” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for additional information.

Non-GAAP Financial Measures and Other Items

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP (“non-GAAP”) financial measures of financial performance:

•
“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or trading income, net, plus commissions, net and technology services, plus interest and dividends income, less direct costs associated with those revenues, including brokerage, exchange and clearance fees, net, payments for order flow, and interest and dividends expense. Management believes that this measurement is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.

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

•
“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested common interest units in Virtu Financial (“Virtu Financial Units”) have been exchanged for Class A Common Stock, and applying an effective tax rate, which was between approximately 23% and 24% beginning January 1, 2018.

•	Operating Margins, which are calculated by dividing net income, EBITDA, and Adjusted EBITDA by Adjusted Net Trading Income.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. Additional information provided regarding the breakdown of total Adjusted Net Trading Income by category is also a non-GAAP financial measure but is not used by the Company in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP financial measures or similar non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins provide useful information to investors regarding our results of operations and cash flows because they assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our Credit Agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins differently, and as a result our measures of Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins should be considered in addition to, and not as a substitute for, Net Income in accordance with U.S. GAAP as a measure of performance. Our presentation of Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Adjusted Net Trading Income, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, Operating Margins and our EBITDA-based measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted

EPS, and Operating Margins are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income, cash flows from operations and cash flow data. See below a reconciliation of each non-GAAP financial measure to the most directly comparable U.S. GAAP measure.

The following tables reconcile the condensed consolidated statements of comprehensive income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$257,540	$406,162
Interest and dividends income	29,131	17,949
Commissions, net and technology services	75,147	53,844
Brokerage, exchange and clearance fees, net	(64,053)	(87,824)
Payments for order flow	(23,561)	(16,256)
Interest and dividends expense	(45,369)	(33,624)
Adjusted Net Trading Income	$228,835	$340,251

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$(13,619)	$410,022
Financing interest expense on long-term borrowings	22,788	19,047
Debt issue cost related to debt refinancing	9,214	6,021
Depreciation and amortization	16,450	15,339
Amortization of purchased intangibles and acquired capitalized software	10,922	6,851
Provision for (benefit from) income taxes	(2,585)	58,514
EBITDA	$43,170	$515,794
Severance	53,351	3,744
Transaction advisory fees and expenses	15,109	7,496
Termination of office leases	—	19,970
Connectivity early termination	—	2,500
Gain on sale of business	—	(337,549)
Other, net	1,387	451
Write-down of assets	—	936
Share based compensation	9,813	7,902
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	1,394	1,398
Charges related to share based compensation awards at IPO	—	14
Adjusted EBITDA	$124,224	$222,656

Selected Operating Margins
Net Income Margin (1)	(6.0)%	120.5%
EBITDA Margin (2)	18.9%	151.6%
Adjusted EBITDA Margin (3)	54.3%	65.4%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$(13,619)	$410,022
Provision for (benefit from) income taxes	(2,585)	58,514
Income (loss) before income taxes	(16,204)	468,536

Amortization of purchased intangibles and acquired capitalized software	10,922	6,851
Debt issue cost related to debt refinancing	9,214	6,021
Severance	53,351	3,744
Transaction advisory fees and expenses	15,109	7,496
Termination of office leases	—	19,970
Connectivity early termination	—	2,500
Gain on sale of business	—	(337,549)
Write-down of assets	—	936
Other, net	1,387	451
Share based compensation	9,813	7,902
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	1,394	1,398
Charges related to share based compensation awards at IPO	—	14
Normalized Adjusted Net Income before income taxes	84,986	188,270
Normalized provision for income taxes (1)	20,397	43,302
Normalized Adjusted Net Income	$64,590	$144,968

Weighted Average Adjusted shares outstanding (2)	192,725,796	190,056,747

Normalized Adjusted EPS	$0.34	$0.76

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 23% for 2019 and 2018.

(2)
Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the ”Class C Common Stock”), have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the ”Class D Common Stock”) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the Amended and Restated 2015 Management Incentive Plan during the three months ended March 31, 2018.

The following tables reconcile trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$255,121	$2,419	$—	$257,540
Commissions, net and technology services	5,000	70,147	—	75,147
Interest and dividends income	18,503	10,628	—	29,131
Brokerage, exchange and clearance fees, net	(43,027)	(21,026)	—	(64,053)
Payments for order flow	(23,540)	(21)	—	(23,561)
Interest and dividends expense	(34,260)	(11,109)	—	(45,369)
Adjusted Net Trading Income	$177,797	$51,038	$—	$228,835

	Three Months Ended March 31, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$405,709	$453	$—	$406,162
Commissions, net and technology services	8,501	45,343	—	53,844
Interest and dividends income	17,769	145	35	17,949
Brokerage, exchange and clearance fees, net	(69,072)	(18,752)	—	(87,824)
Payments for order flow	(16,196)	(60)	—	(16,256)
Interest and dividends expense	(33,207)	(417)	—	(33,624)
Adjusted Net Trading Income	$313,504	$26,712	$35	$340,251

The following tables reconcile our Market Making segment trading income, net to Adjusted Net Trading Income by category for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$208,633	$49,790	$(3,302)	$255,121
Commissions, net and technology services	5,028	(28)	—	5,000
Brokerage, exchange and clearance fees, net	(37,981)	(10,688)	5,642	(43,027)
Payments for order flow	(23,540)	—	—	(23,540)
Interest and dividends, net	(12,532)	(2,989)	(236)	(15,757)
Adjusted Net Trading Income	$139,608	$36,085	$2,104	$177,797

	Three Months Ended March 31, 2018
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$324,882	$82,070	$(1,243)	$405,709
Commissions, net and technology services	8,522	(21)	—	8,501
Brokerage, exchange and clearance fees, net	(57,034)	(12,539)	501	(69,072)
Payments for order flow	(16,196)	—	—	(16,196)
Interest and dividends, net	(11,127)	(3,251)	(1,060)	(15,438)
Adjusted Net Trading Income	$249,047	$66,259	$(1,802)	$313,504

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$139,608	$249,047	(43.9)%
Global FICC, Options and Other	36,085	66,259	(45.5)%
Unallocated(1)	2,104	(1,802)	NM
Total Market Making	177,797	313,504	(43.3)%

Execution Services	51,038	26,712	91.1%

Corporate	—	35	NM

Adjusted Net Trading Income	$228,835	$340,251	(32.7)%

	Three Months Ended March 31,
Average Daily Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$2,289	$4,083	(43.9)%
Global FICC, Options and Other	592	1,086	(45.5)%
Unallocated(1)	34	(30)	NM
Total Market Making	2,915	5,139	(43.3)%

Execution Services	837	438	91.1%

Corporate	—	1	NM

Average Daily Adjusted Net Trading Income	$3,751	$5,577	(32.7)%

(1)Under our methodology for recording “trading income, net” in our condensed consolidated statements of comprehensive income from Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by category, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation may defer or accelerate the amount in a particular category from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that Adjusted Net Trading Income by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, Net, calculated in accordance with U.S. GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total Revenues

Our total revenues decreased $452.1 million, or 55.5%, to $363.0 million for the three months ended March 31, 2019, compared to $815.1 million for the three months ended March 31, 2018. The decrease was primarily attributable to the gain on the sale of BondPoint to ICE of $337.6 million recognized in January 2018. We had increases in interest and dividends income of $11.2 million and commissions, net and technology services of $21.3 million for the three months ended March 31, 2019 as compared to the prior-year period. The increase in Commissions, net and technology services was primarily attributable to the results of ITG from the ITG Closing Date through March 31, 2019.

The following table shows total revenues by segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in thousands, except for percentage)	2019	2018	% Change
Market Making
Trading income, net	$255,121	$405,709	(37.1)%
Interest and dividends income	18,503	17,769	4.1%
Commissions, net and technology services	5,000	8,501	(41.2)%
Other, net	597	557	7.2%
Total revenues from Market Making	$279,221	$432,536	(35.4)%

Execution Services
Trading income, net	$2,419	$453	434.0%
Interest and dividends income	10,628	145	7,229.7%
Commissions, net and technology services	70,147	45,343	54.7%
Other, net	324	337,838	(99.9)%
Total revenues from Execution Services	$83,518	$383,779	(78.2)%

Corporate
Trading income, net	$—	$—	NM
Interest and dividends income	—	35	(100.0)%
Commissions, net and technology services	—	—	NM
Other, net	252	(1,297)	NM
Total revenues from Corporate	$252	$(1,262)	NM

Consolidated
Trading income, net	$257,540	$406,162	(36.6)%
Interest and dividends income	29,131	17,949	62.3%
Commissions, net and technology services	75,147	53,844	39.6%
Other, net	1,173	337,098	(99.7)%
Total revenues	$362,991	$815,053	(55.5)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $148.6 million, or 36.6%, to $257.5 million for the three months ended March 31, 2019, compared to $406.2 million for the three months ended March 31, 2018. The decrease was primarily attributable to the lack of volatility and low trading volume across major asset categories during the three months ended March 31, 2019 compared to the prior period. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense, payments for flow order, and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $11.2 million, or 62.3%, to $29.1 million for the three months ended March 31, 2019, compared to $17.9 million for the three months ended March 31, 2018. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $21.3 million, or 39.6%, to $75.1 million for the three months ended March 31, 2019, compared to $53.8 million for the three months ended March 31, 2018. The increase was primarily attributable to the ITG Acquisition, which brought new clients to our Execution Services segment. The ITG Acquisition also brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services during the three months ended March 31, 2019.

Other, net. Other, net revenues were primarily earned by our Corporate segment. Other, net was $1.2 million for the three months ended March 31, 2019, compared to $337.1 million for the three months ended March 31, 2018. The decrease was primarily due to the one-time transaction gain of $337.6 million on the sale of BondPoint to ICE in January 2018.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $111.4 million, or 32.7%, to $228.8 million for the three months ended March 31, 2019, compared to $340.3 million for the three months ended March 31, 2018. This decrease was primarily attributable to lower Trading income, net, driven by the lack of volatility and low trading volume across major asset categories during the three months ended March 31, 2019 compared to the prior period. There were decreases in Global Equities of $109.4 million, or 43.9%, and Global FICC, Options and Other of $30.2 million, or 45.5%, from the Market Making segment for the three months ended March 31, 2019. These decreases were partially offset by an increase of $24.3 million, or 91.1%, from the Execution Services segment. Adjusted Net Trading Income per day decreased $1.8 million, or 32.7%, to $3.8 million for the three months ended March 31, 2019, compared to $5.6 million for the three months ended March 31, 2018. There were 61 trading days for both the three months ended March 31, 2019 and 2018.

Operating Expenses

Our operating expenses increased $32.7 million, or 9.4%, to $379.2 million for the three months ended March 31, 2019, compared to $346.5 million for the three months ended March 31, 2018. The increase in operating expenses is primarily due to the ITG Acquisition, which caused an increase in transaction-related expenses, as well as an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, decreased $23.8 million, or 27.1%, to $64.1 million for the three months ended March 31, 2019, compared to $87.8 million for the three months ended March 31, 2018. This decrease was primarily attributable to the decrease in volume we traded in Americas Equities instruments and other asset categories. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $7.7 million, or 15.5%, to $41.8 million for the three months ended March 31, 2019, compared to $49.5 million for the three months ended March 31, 2018. This decrease was primarily due to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions. The decrease was partially offset by the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $43.2 million, or 66.7%, to $107.8 million for the three months ended March 31, 2019, compared to $64.7 million for the three months ended March 31, 2018. The increase in compensation levels was primarily attributable to the increases in headcount subsequent to the ITG Acquisition. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $0.0 million, and $7.1 million for the three months ended March 31, 2019, and 2018, respectively.

Payments for order flow. Payments for order flow increased $7.3 million, or 44.9%, to $23.6 million for the three months ended March 31, 2019, compared to $16.3 million for the three months ended March 31, 2018. The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, including a new counterparty onboarded during 2019. As indicated above, rather than analyzing payments for order flow, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $11.7 million, or 34.9%, to $45.4 million for the three months ended March 31, 2019, compared to $33.6 million for the three months ended March 31, 2018. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions, as well as increased interest expense resulting from the ITG Acquisition. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $2.2 million, or 10.8%, to $22.1 million for the three months ended March 31, 2019, compared to $19.9 million for the three months ended March 31, 2018. This increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition. We have an on-going effort to consolidate office premises and professional services.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 7.2%, to $16.5 million for the three months ended March 31, 2019, compared to $15.3 million for the three months ended March 31, 2018. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG Acquisition.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $4.1 million, or 59.4%, to $10.9 million for the three months ended March 31, 2019, compared to $6.9 million for the three months ended March 31, 2018. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. We recognized approximately $20.0 million in termination of office leases for the three months ended March 31, 2018. The termination of office leases represents the one-time write-off charge on future lease payment liabilities for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the Acquisition of KCG. We did not incur such expenses during the three months ended March 31, 2019.

Debt issue cost related to debt refinancing. Debt issue costs related to debt refinancing increased $3.2 million, or 53.0%, to $9.2 million for the three months ended March 31, 2019, compared to $6.0 million for the three months ended March 31, 2018. In connection with the ITG Acquisition, we terminated the Fourth Amended and Restated Credit Agreement and entered into the Credit Agreement. The termination of the Senior Secured Term Loan Facility (as defined below) resulted in an acceleration of related debt issuance costs and discounts on the credit facility of $9.2 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized similar acceleration of debt issuance costs of $3.2 million as a result of a large principal payment made in connection with the sale of BondPoint.

Transaction advisory fees and expenses. Transaction advisory fees and expenses increased $7.6 million, or 101.6%, to $15.1 million for the three months ended March 31, 2019, compared to $7.5 million for the three months ended March 31, 2018. The increase was primarily attributable to the ITG Acquisition, for which we incurred significantly higher transaction advisory fees than those incurred in connection with the sale of BondPoint in January 2018.

Charges related to share based compensation at IPO. There were no charges related to share-based compensation at IPO for the three months ended March 31, 2019, due to the fact that certain Virtu Class B Interests and East MIP Class B Interests became fully vested. Such charges were $14 thousand for the three months ended March 31, 2018.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $3.7 million, or 19.6%, to $22.8 million for the three months ended March 31, 2019, compared to $19.0 million for the three months ended March 31, 2018. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes decreased $61.1 million, to $(2.6) million for the three months ended March 31, 2019, compared to $58.5 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease in income before income taxes and noncontrolling interest.

Liquidity and Capital Resources

General

As of March 31, 2019, we had $771.0 million in Cash and cash equivalents, and $17.3 million in Cash and securities segregated under regulations and other. These balances are maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2019, we had borrowings under our short-term credit facilities of approximately $136.1 million, borrowing under broker dealer facilities of $17.0 million, short-term bank overdrafts of $146.3 million, and long-term debt outstanding in an aggregate principal amount of approximately $2,031.6 million. As of March 31, 2019, our regulatory capital requirements for domestic U.S. broker-dealer subsidiaries were $5.3 million, in aggregate.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain an uncommitted credit facility with two of our wholly-owned broker-dealer subsidiaries. Additionally, we also maintain a revolving credit facility with three of our wholly-owned broker-dealer subsidiaries, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”), for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 6 “Tax Receivable Agreements” to the condensed consolidated financial statements included in Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q are expected to range from approximately $4.7 million to $17.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017 and our second payment of $12.4 million in September 2018. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equityholders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. We would expect any acceleration of these payments to be funded from the realized favorable tax attributes. However, if the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Credit Agreement or the indenture governing our Notes restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

Regulatory Capital Requirements

Certain of our operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Financial BD LLC, Virtu Americas LLC, Virtu Financial Capital Markets LLC, Virtu ITG LLC, and Virtu Alternet Securities LLC, the latter two of which became our subsidiaries following the ITG Acquisition, are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and the Financial Industry Regulatory Authority (“FINRA”).

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

Our Canadian subsidiaries, Virtu ITG Canada Corp, TriAct Canada Marketplace LP, and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Investment Industry Regulatory Organization of Canada. Virtu Financial Ireland Limited and Virtu ITG Europe Limited are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, Virtu Financial Ireland Limited and Virtu ITG Europe Limited are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. KCG Europe Limited and Virtu ITG UK Limited are regulated by the Financial Conduct Authority in the United Kingdom and are subject to similar prudential capital requirements. Virtu ITG Australia Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Singapore Pte Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities Exchange, the Securities and Futures Commission, and the Monetary Authority of Singapore, respectively.

See Note 20 “Regulatory Requirement” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for details on our various credit facilities. As of March 31, 2019, the outstanding principal balance on our broker-dealer facilities was $17.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $136.1 million, which was netted within Receivables from broker-dealers and clearing organizations on the condensed consolidated statement of financial condition of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Company's Fourth Amended and Restated Credit Agreement and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

The term loan borrowings and revolver borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at our election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.50%, with a stepdown to 2.25% based on VFH's first lien leverage ratio, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.50%, with a stepdown to 3.25% based on VFH’s first lien leverage ratio. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The revolving facility under the Credit Agreement is subject to a springing net first lien leverage ratio which may spring into effect as of the last day of a fiscal quarter based on the usage of the aggregate revolving commitments as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

Under the Credit Agreement, term loans will mature on March 1, 2026; provided that unless at least $400.0 million of VFH's existing 6.750% second lien notes due 2022 have been repaid or refinanced (the “repayment requirement”) prior to the date that is 91 days prior to the maturity of the second lien notes (the “term springing maturity date”), the term loans will mature on the term springing maturity date. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022; provided that unless the repayment requirement is satisfied on or prior to the date that is 182 days prior to the maturity of the second lien notes (the “revolving springing maturity date”), the revolving commitments will terminate on the revolving springing maturity date.

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH previously entered into the Fourth Amended and Restated Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, which amended and restated in its entirety the existing credit agreement, and upon the closing of the Acquisition of KCG, provided for an aggregate $1.15 billion of first lien secured term loans (the “Senior Secured Term Loan Facility”). As described above, the Senior Secured Term Loan Facility was fully terminated following its repayment in full with the proceeds of the First Lien Term Loan Facility.

We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2019.

Senior Secured Second Lien Notes

On June 16, 2017, Orchestra Borrower LLC (the “Escrow Issuer”), a wholly-owned subsidiary of Virtu Financial, and Orchestra Co-Issuer, Inc. (the “Co-Issuer”) completed the offering of $500 million aggregate principal amount of Notes. The Notes were issued under an Indenture, dated as of June 16, 2017 (the “Indenture”), among the Escrow Issuer, the Co-Issuer and U.S. Bank National Association, as the trustee and collateral agent. The Notes mature on June 15, 2022. Interest on the Notes accrues at 6.750% per annum, payable every six months through maturity on each June 15th and December 15th, beginning on December 15, 2017.

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantee the Credit Agreement. We refer to VFH and the Co-Issuer together as, the “Issuers.”

The Notes and the related guarantees are secured by second-priority perfected liens on substantially all of the Issuers’ and guarantors’ existing and future assets, subject to certain exceptions, including all material personal property, a pledge of the capital stock of the Issuers, the guarantors (other than Virtu Financial) and the direct subsidiaries of the Issuers and the guarantors and 100% of the non-voting capital stock and up to 65.0% of the voting capital stock of any now-owned or later-acquired foreign subsidiaries that are directly owned by the Issuers or any of the guarantors, which assets also secure obligations under the Credit Agreement on a first-priority basis.

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

We were in compliance with all applicable covenants under the indenture governing our Notes as of March 31, 2019.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Net cash provided by (used in):	2019	2018
Operating activities	$(209,969)	$119,007
Investing activities	(847,988)	388,671
Financing activities	1,113,641	(405,786)
Effect of exchange rate changes on cash and cash equivalents	(3,404)	2,529
Net increase (decrease) in cash and cash equivalents	$52,280	$104,421

Operating Activities

Net cash used in operating activities was $210.0 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $119.0 million for the three months ended March 31, 2018. The decrease of $329.0 million in net cash used by operating activities was primarily attributable to lower trading income for the three months ended March 31, 2019 compared to the prior year period.

Investing Activities

Net cash used in investing activities was $848.0 million for the three months ended March 31, 2019, compared to net cash provided by investing activities of $388.7 million for the three months ended March 31, 2018. The decrease in cash provided by investment activities was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date, as well the $400.2 million proceeds received from the sale of BondPoint in January 2018. See Note 3 “ITG Acquisition” and Note 4 “Sale of BondPoint” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Financing Activities

Net cash provided by financing activities was $1,113.6 million for the three months ended March 31, 2019, while net cash used in financing activities was $405.8 million for the three months ended March 31, 2018. The increase in cash provided of $1,519.4 million compared to the prior year period was primarily attributable to $1.5 billion of proceeds from long term borrowings, offset by $400.0 million of repayments on the Senior Secured Term Loan Facility. In addition, cash provided by short-term borrowings increased approximately $135.1 million, primarily attributable to the increase in short-term bank loans in the form of overdrafts.

Share Repurchase Program

On February 8, 2018, the Company’s board of directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units, which was expanded to $100.0 million on July 27, 2018. The stock and common units repurchase program expires on September 30, 2019. Since the inception of the program, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. At March 31, 2019, the Company has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

In connection with the May 2018 Secondary Offering, the Company, TJMT Holdings LLC, North Island Holdings I, LP (the “North Island Stockholder”), Havelock Fund Investments Pte. Ltd. (“Havelock”) and Aranda Investments Pte. Ltd (“Aranda”) entered into that certain Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated April 20, 2017, by and among the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock, Aranda and certain direct or indirect equityholders of the Company (the “Amended and Restated Registration Rights Agreement”) to add Mr. Vincent Viola and Mr. Michael Viola, directors of the Company, and to confirm that certain other persons (including the Company’s CEO) remain parties to the Amended and Restated Registration Rights Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of March 31, 2019, and December 31, 2018, or on our results of operations and cash flows for the three months ended March 31, 2019 and 2018.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 11 “Financial Assets and Liabilities” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for further information about fair value measurements.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis, which is the point at which the performance obligation to the customer is satisfied. Under a commission management program, we allow institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As we act as an agent in these transactions, we record such expenses on a net basis within Commissions, net and technology services in the condensed consolidated statements of comprehensive income. The Company recognizes the related revenue when the third-party research services are rendered and payments are made.

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

Workflow technology revenues consist of order and trade execution management and order routing services we provide through our front-end workflow solutions and network capabilities.

We provide trade order routing from our execution management system (“EMS”) to our execution services offerings, with each trade order routed through the EMS representing a separate performance obligation that is satisfied at a point in time. A portion of the commissions earned on the trade is then allocated to Workflow Technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to commissions, net using a residual allocation approach. Commissions earned are fixed and revenue is recognized on the trade date.

We participate in commission share arrangements, where trade orders are routed to third-party brokers from our EMS and our order management system (“OMS”). Commission share revenues from third-party brokers are generally fixed and revenue is recognized at a point in time on the trade date.

We also provide OMS and related software products and connectivity services to customers and recognize license fee revenues and monthly connectivity fees. License fee revenues, generated for the use of our OMS and other software products, are fixed and recognized at the point in time at which the customer is able to use and benefit from the license. Connectivity revenue is variable in nature, based on the number of live connections, and is recognized over time on a monthly basis using a time-based measure of progress.

Analytics revenues are earned from providing customers with analytics products and services, including trading and portfolio analytics tools. We provide analytics products and services to customers and recognize subscription fees, which are fixed for the contract term, based on when the products and services are delivered. Analytics services can be delivered either over time (when customers are provided with distinct ongoing access to analytics data) or at a point in time (when reports are only delivered to the customer on a periodic basis). Over time performance obligations are recognized using a time-based measure of progress on a monthly basis, since the analytics products and services are continually provided to the client. Point in time performance obligations are recognized when the analytics reports are delivered to the client.

Analytics products and services can also be paid for through variable bundled arrangements with trade execution services. Customers agree to pay for analytics products and services with commissions generated from trade execution services, and commissions are allocated to the analytics performance obligation(s) using:

(i)	the commission value for each customer for the products and services it receives, which is priced using the value for similar stand-alone subscription arrangements; and

(ii)	a calculated ratio of the commission value for the products and services relative to the total amount of commissions generated from the customer.

For these bundled commission arrangements, the allocated commissions to each analytics performance obligation are then recognized as revenue when the analytics product is delivered, either over time or at a point in time. These allocated commissions may be deferred if the allocated amount exceeds the amount recognizable based on delivery.

Share-Based Compensation

We account for share-based compensation transactions with employees under the provisions of the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation. Share-based compensation transactions with employees are measured based on the fair value of equity instruments issued.

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

When assessing impairment, an entity may perform an initial qualitative assessment, under which it assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances, including the following:
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

If, after assessing the totality of such events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further goodwill impairment testing is necessary.

If further testing is necessary, the fair value of the reporting unit is compared to its carrying value; if the fair value of the reporting unit is less than its carrying value, a goodwill impairment loss is recorded, equal to the excess of the reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit).

We assess goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2018, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

We amortize finite-lived intangible assets over their estimated useful lives. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our condensed consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

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

The market making activities, where we interact with customers, involve taking on position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Company's Chief Risk Officer (the “CRO”), the independent risk group and senior management.

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

For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivables from broker-dealers and clearing organizations, respectively, on the condensed consolidated statements of financial condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the condensed consolidated statements of financial condition. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2019 and December 31, 2018 was $3.0 billion and $2.6 billion, respectively, in long positions and $2.3 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our condensed consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under ASC 815 Derivatives and Hedging, other than derivatives used to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations as discussed in Note 12 “Derivative Instruments” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying condensed consolidated statements of comprehensive income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

Due from Broker-Dealers and Clearing Organizations. Management periodically evaluates our counterparty credit exposures to various brokers and clearing organizations with a view to limiting potential losses resulting from counterparty insolvency.

Foreign Currency Risk

As a result of our international market making and execution services activities and accumulated earnings in our foreign subsidiaries, our income and net worth are subject to fluctuation in foreign exchange rates. While we generate revenues in several currencies, the majority of our operating expenses are denominated in U.S. dollars. Therefore, depreciation in these other currencies against the U.S. dollar would negatively impact revenue upon translation to the U.S. dollar. The impact of any translation of our foreign denominated earnings to the U.S. dollar is mitigated, however, through the impact of daily hedging practices that are employed by the company.

Approximately 19.7% and 8.8% of our revenues for the three months ended March 31, 2019 and 2018, respectively, were denominated in non-U.S. Dollar currencies. For the three months ended March 31, 2019 and 2018, respectively, we estimate that a hypothetical 10% adverse change in the above-mentioned foreign exchange rates would have resulted in a decrease in revenues of $7.2 million and $7.2 million, respectively.

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our condensed consolidated statements of comprehensive income and changes in equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro and Pound Sterling.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 15 “Commitments, Contingencies and Guarantees” to the Company’s condensed consolidated financial statements included in Part I “Financial Information”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk factors” in our 2018 Form 10-K.

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

On February 8, 2018, the Company’s board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. The Company now has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. Pursuant to the program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. The Company had no repurchases of its Class A Common Stock under the Company's share repurchase program during the three months ended March 31, 2019. Total share repurchases for the three months ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	208,610	$26.43	—	34,138,832

February 1, 2019 - February 28, 2019
Class A Common Stock / Virtu Financial Units repurchases	4,653	25.15	—	34,138,832

March 1, 2019 - March 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	111,932	24.72	—	34,138,832

Total Common Stock / Virtu Financial Unit repurchases	325,195	$24.74	—	34,138,832
(1) Comprises the repurchase of 325,195 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Credit Agreement, dated March 1, 2019, among Virtu Financial LLC, as Holdings, Impala Borrower LLC, as Acquisition Borrower, VFH Parent LLC, as Refinancing Borrower, the Lenders, Issuing Banks and Swingline Lender Partry Hereto, and Jefferies Finance LLC, as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners.

10.2*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.3*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Joseph Molluso.

10.4*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.5*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 26, 2019, by and between Virtu Financial, Inc. and Douglas A. Cifu.

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

Virtu Financial, Inc.

DATE:	May 10, 2019	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 10, 2019	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer