Form 10-Q
period 2019-06-30
Virtu Financial, Inc.
filed 2019-08-09
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza 165 Broadway		10006
New York,	New York
(Address of principal executive offices)		(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIRT	The NASDAQ Stock Market LLC

Class of Stock	Shares outstanding as of August 9, 2019
Class A common stock, par value $0.00001 per share	117,380,768
Class C common stock, par value $0.00001 per share	13,138,402
Class D common stock, par value $0.00001 per share	60,091,740

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$458,064	$729,547
Cash restricted or segregated under regulations and other	39,497	6,500
Securities borrowed	1,201,327	1,399,684
Securities purchased under agreements to resell	22,974	15,475
Receivables from broker-dealers and clearing organizations	1,287,091	1,101,449
Trading assets, at fair value:
Financial instruments owned	2,435,001	1,848,806
Financial instruments owned and pledged	670,001	791,115
Receivables from customers	254,650	—
Property, equipment and capitalized software (net of accumulated depreciation of $481,871 and $323,718 as of June 30, 2019 and December 31, 2018, respectively)	117,899	113,322
Operating lease right-of-use assets	318,269	—
Goodwill	1,196,548	836,583
Intangibles (net of accumulated amortization of $180,172 and $148,644 as of June 30, 2019 and December 31, 2018, respectively)	532,061	83,989
Deferred tax assets	252,229	200,359
Other assets ($49,199 and $48,273, at fair value, as of June 30, 2019 and December 31, 2018, respectively)	295,786	254,149
Total assets	$9,081,397	$7,380,978

Liabilities and equity
Liabilities
Short-term borrowings	$146,847	$15,128
Securities loaned	778,351	1,130,039
Securities sold under agreements to repurchase	295,803	281,861
Payables to broker-dealers and clearing organizations	668,545	567,441
Payables to customers	131,303	—
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,716,418	2,475,395
Tax receivable agreement obligations	256,700	214,403
Deferred tax liabilities	65,848	—
Accounts payable, accrued expenses and other liabilities	349,832	294,975
Operating lease liabilities	388,070	—
Long-term borrowings	1,931,811	907,037
Total liabilities	$7,729,528	$5,886,279

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 119,491,416 and 108,955,048 shares, Outstanding — 117,312,645 and 106,776,277 shares at June 30, 2019 and December 31, 2018, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2019 and December 31, 2018, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 13,138,402 and 13,749,886 shares at June 30, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 69,091,740 shares at June 30, 2019 and December 31, 2018, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at June 30, 2019 and December 31, 2018, respectively	(55,005)	(55,005)
Additional paid-in capital	1,057,587	1,010,468
Retained earnings	(5,949)	96,513
Accumulated other comprehensive income (loss)	(1,670)	(82)
Total Virtu Financial Inc. stockholders' equity	$994,965	$1,051,896

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2019	December 31, 2018
Noncontrolling interest	356,904	442,803
Total equity	$1,351,869	$1,494,699

Total liabilities and equity	$9,081,397	$7,380,978

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenues:
Trading income, net	$205,923	$258,593	$463,463	$664,755
Interest and dividends income	24,162	21,937	53,293	39,886
Commissions, net and technology services	145,120	46,565	220,267	100,409
Other, net	3,251	1,031	4,425	338,129
Total revenue	378,456	328,126	741,448	1,143,179

Operating Expenses:
Brokerage, exchange and clearance fees, net	75,851	73,318	139,904	161,141
Communication and data processing	54,423	48,791	96,237	98,277
Employee compensation and payroll taxes	83,702	41,226	191,540	105,896
Payments for order flow	23,636	15,842	47,197	32,098
Interest and dividends expense	36,824	35,009	82,193	68,633
Operations and administrative	34,808	16,610	56,885	36,416
Depreciation and amortization	14,810	16,194	31,260	31,546
Amortization of purchased intangibles and acquired capitalized software	20,606	6,838	31,528	13,675
Termination of office leases	65,207	1,777	65,208	21,860
Debt issue cost related to debt refinancing and prepayment	(1,319)	2,359	7,894	8,380
Transaction advisory fees and expenses	1,798	1,750	16,907	9,246
Charges related to share based compensation at IPO	—	10	—	24
Financing interest expense on long-term borrowings	34,689	18,780	57,478	37,827
Total operating expenses	445,035	278,504	824,231	625,019
Income (loss) before income taxes and noncontrolling interest	(66,579)	49,622	(82,783)	518,160
Provision for (benefit from) income taxes	(11,094)	3,000	(13,679)	61,515
Net income (loss)	(55,485)	46,622	(69,104)	456,645
Noncontrolling interest	25,594	(21,413)	32,540	(256,684)

Net income (loss) available for common stockholders	$(29,891)	$25,209	$(36,564)	$199,961

Earnings (loss) per share
Basic	$(0.27)	$0.25	$(0.34)	$2.06
Diluted	$(0.27)	$0.24	$(0.34)	$2.02

Weighted average common shares outstanding
Basic	112,828,240	99,542,659	110,076,375	95,124,675
Diluted	112,828,240	101,619,651	110,076,375	97,155,104

Net income (loss)	$(55,485)	$46,622	$(69,104)	$456,645
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	884	(5,576)	(2,860)	(3,047)
Comprehensive income (loss)	(54,601)	41,046	(71,964)	453,598
Less: Comprehensive income (loss) attributable to noncontrolling interest	25,258	(18,972)	33,812	(255,531)
Comprehensive income (loss) attributable to common stockholders	$(29,343)	$22,074	$(38,152)	$198,067

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	965,421	—	—	—	—	—	—	—	30,764	—	—	30,764	—	30,764
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(325,195)	—	—	—	—	—	—	—	—	(8,805)	—	(8,805)	—	(8,805)
Stock options exercised	86,224	—	—	—	—	—	—	—	859	—	—	859	—	859
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,673)	—	(6,673)	(6,946)	(13,619)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)	(1,608)	(3,744)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,196)	(37,196)
Dividends	—	—	—	—	—	—	—	—	—	(26,312)	—	(26,312)	—	(26,312)
Issuance of common stock in connection with employee exchanges	240,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(240,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	109,921,498	$1	13,509,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,042,091	$54,723	$(2,218)	$1,039,593	$397,053	$1,436,646
Share based compensation	257,750	—	—	—	—	—	—	—	16,443	—	—	16,443	—	16,443
Repurchase of Class C common stock	—	—	(3,584)	—	—	—	—	—	—	(96)	—	(96)	—	(96)
Treasury stock purchases	(90,852)	—	—	—	—	—	—	—	—	(2,093)	—	(2,093)	—	(2,093)
Stock option exercised	35,120	—	—	—	—	—	—	—	72	—	—	72	—	72
Net income (loss)	—	—	—	—	—	—	—	—	—	(29,891)	—	(29,891)	(25,594)	(55,485)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	548	548	336	884
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(14,891)	(14,891)
Dividends	—	—	—	—	—	—	—	—	—	(28,592)	—	(28,592)	—	(28,592)
Issuance of common stock in connection with employee exchanges	367,900	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(367,900)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(644)	—	—	(644)	—	(644)
Balance at June 30, 2019	119,491,416	$1	13,138,402	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,057,587	$(5,949)	$(1,670)	$994,965	$356,904	$1,351,869

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	744,536	—	—	—	—	—	—	—	16,632	—	—	16,632	—	16,632
Repurchase of Class C common stock	—	—	(18,154)	—	—	—	—	—	(332)	—	—	(332)	—	(332)
Treasury stock purchases	—	—	—	—	—	—	(558,084)	(14,444)	—	—	—	(14,444)	—	(14,444)
Stock options exercised	732,000	—	—	—	—	—	—	—	13,908	—	—	13,908	—	13,908
Net income	—	—	—	—	—	—	—	—	—	174,751	—	174,751	235,271	410,022
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,241	1,241	1,288	2,529
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(99,038)	(99,038)
Dividends	—	—	—	—	—	—	—	—	—	(22,380)	—	(22,380)	—	(22,380)
Issuance of common stock in connection with employee exchanges	795,521	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(795,521)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	92,687,589	$1	17,066,564	$—	79,610,490	$1	(1,175,007)	$(25,485)	$930,954	$90,242	$4,232	$999,945	$458,530	$1,458,475
Share based compensation	(150,000)	—	—	—	—	—	—	—	6,011	—	—	6,011	—	6,011
Repurchase of Class C common stock	—	—	(22,601)	—	—	—	—	—	(756)	—	—	(756)	—	(756)
Treasury stock purchases	—	—	—	—	—	—	(1,003,764)	(29,520)	—	—	—	(29,520)	—	(29,520)
Stock option exercised	3,317,057	—	—	—	—	—	—	—	63,024	—	—	63,024	—	63,024
Net income	—	—	—	—	—	—	—	—	—	25,209	—	25,209	21,413	46,622
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,135)	(3,135)	(2,441)	(5,576)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(66,575)	(66,575)
Dividends	—	—	—	—	—	—	—	—	—	(25,930)	—	(25,930)	—	(25,930)
Issuance of common stock in connection with employee exchanges	2,712,696	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(710)	—	—	(710)	—	(710)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(2,712,696)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(3,439)	—	—	(3,439)	—	(3,439)
Balance at June 30, 2018	109,086,092	$1	14,331,267	$—	69,091,740	$1	(2,178,771)	$(55,005)	$995,084	$89,521	$1,097	$1,030,699	$410,927	$1,441,626

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(69,104)	$456,645

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,260	31,546
Amortization of purchased intangibles and acquired capitalized software	31,528	13,675
Debt issue cost related to debt refinancing and prepayment	7,894	8,380
Amortization of debt issuance costs and deferred financing fees	6,361	5,427
Termination of office leases	65,208	21,860
Share based compensation	37,289	14,751
Reserve for legal matters	—	400
Write-down of assets	—	2,697
Connectivity early termination	—	7,062
Deferred taxes	6,965	5,546
Gain on sale of businesses	—	(337,550)
Other	(636)	765
Changes in operating assets and liabilities:
Securities borrowed	211,539	254,000
Securities purchased under agreements to resell	(7,499)	(5,163)
Receivables from broker-dealers and clearing organizations	142,470	(79,904)
Trading assets, at fair value	(464,558)	(60,461)
Receivables from customers	(131,953)	—
Other assets	(5,804)	136,833
Securities loaned	(369,351)	34,156
Securities sold under agreements to repurchase	13,942	(110,882)
Payables to broker-dealers and clearing organizations	(50,939)	31,408
Payables to customers	14,884	—
Trading liabilities, at fair value	241,012	21,766
Accounts payable, accrued expenses and other liabilities	(87,833)	(142,660)
Net cash provided by (used in) operating activities	(377,325)	310,297

Cash flows from investing activities
Development of capitalized software	(16,628)	(12,891)
Acquisition of property and equipment	(9,175)	(13,593)
Proceeds from sale of BondPoint	—	400,192
ITG Acquisition, net of cash acquired, described in Note 3	(835,581)	—
Investment in joint ventures	(3,000)	—
Net cash provided by (used in) investing activities	(864,384)	373,708

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(52,087)	(165,612)
Dividends	(54,904)	(48,311)
Repurchase of Class C common stock	(96)	(1,088)
Purchase of treasury stock	(10,898)	(43,964)
Stock options exercised	931	76,932
Short-term borrowings, net	116,245	15,000
Proceeds from long-term borrowings	1,492,500	—
Repayment of long term borrowings	(450,000)	(384,846)
Debt issuance costs	(35,702)	(1,179)
Issuance of common stock in connection with secondary offering, net of offering costs	(375)	(710)
Net cash provided by (used in) financing activities	1,005,614	(553,778)

Effect of exchange rate changes on cash and cash equivalents	(2,391)	(3,047)

Net increase (decrease) in cash and cash equivalents	(238,486)	127,180

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash and cash equivalents beginning of period	736,047	532,887
Cash and cash equivalents, end of period	$497,561	$660,067

Supplementary disclosure of cash flow information
Cash paid for interest	$90,726	$65,063
Cash paid for taxes	1,746	77,021

Non-cash investing activities
Share based compensation to developers relating to capitalized software	1,441	1,325
Non-cash financing activities
Tax receivable agreement described in Note 6	(644)	(3,439)

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2019, VFI owned approximately 62.0% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, at over 235 venues, in 36 countries worldwide to help create more efficient markets. It also leverages its market structure expertise and scaled, multi-asset technology infrastructure to provide a complete suite of client solutions, including transparent agency execution and broker-neutral offerings.

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

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), Virtu Americas LLC (“VAL”), Virtu ITG LLC (“VITG”), Virtu Alternet Securities LLC (“VALT”) and Virtu Financial Capital Markets LLC (“VFCM”, collectively with VFBD, VAL, VITG, and VALT, the “broker-dealers”), which are self-clearing U.S. broker-dealers. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp., formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

The condensed consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. As sole managing member of Virtu Financial, the Company exerts control over the Group’s operations. The Company consolidates Virtu Financial and its subsidiaries’ financial statements and records the interests in Virtu Financial that the Company does not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 3 “ITG Acquisition”, the Company has accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company’s existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Acquisition reflect ITG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended June 30, 2019 comprise our results and the results of ITG for the entire applicable period. The financial results for the six months ended June 30, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through June 30, 2019. All periods prior to the ITG Closing Date comprise solely our results.
.

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

Cash restricted or segregated under regulations and other represents (i) special reserve bank accounts for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by VAL and VITG in accordance with Rule 15c3-3 of the

Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or proprietary accounts of broker-dealers, (ii) funds on deposit for Canadian and European trade clearing and settlement activity, (iii) segregated balances under a collateral account control agreement for the benefit of certain customers, and (iv) funds relating to the securitization of bank guarantees supporting certain of the Company’s foreign leases.

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

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that lacks one or more of the following characteristics: (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity.

The Company will be considered to have a controlling financial interest and will consolidate a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG. Upon the Acquisition of KCG, KCG was required to relinquish its ownership in the JV. As of June 30, 2019, each of the parties owns approximately 10% of the voting shares and 10% of the equity of this JV. In addition, as a result of the Acquisition of KCG, the Company owns 50% of the voting shares and 50% of the equity of another JV. These two JVs build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties.

The Company also has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2019, the Company held approximately a 10% indirect minority stake in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at June 30, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,520	$—	$18,520	$52,892

The following table presents the Company’s nonconsolidated VIEs at December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,254	$—	$18,254	$49,450

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

Accounting Pronouncements, Not Yet Adopted as of June 30, 2019

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

Measurement of Credit Losses on Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses will be generally recognized earlier than under current U.S. GAAP. In June 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief , which provides entities with an option to irrevocably elect the fair value option on an instrument-by-instrument basis for certain instruments upon adoption of the new Credit Losses standard. The ASUs are effective for periods beginning after December 15, 2019, including interim periods within that fiscal year.

The Company is currently in the process of identifying and developing the changes to the Company’s existing models and processes that will be required under CECL. As of June 30, 2019, the ASU is expected to impact only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/ lending transactions) and receivables from customers, broker-dealers and clearing organizations, and therefore the Company expects the ASU to have a limited impact on its financial condition, results of operations and cash flows. However, the ultimate impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million being borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million being borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

Accounting treatment of the ITG Acquisition

The ITG Acquisition has been accounted for as a business combination pursuant to ASC 805, Business Combinations by the Company using the acquisition method of accounting. Under the acquisition method, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the ITG Closing Date reflect ITG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the three and six months ended June 30, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through June 30, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

Certain former ITG management employees were terminated upon the ITG Acquisition, and as a result were paid an aggregate of $17.6 million pursuant to their existing employment contracts and arrangements. This amount has been recognized as an expense by the Company and is included in Employee compensation and payroll taxes in the condensed consolidated statements of comprehensive income for the six months ended June 30, 2019.

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

The amounts in the table below represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the ITG Closing Date. Adjustments to the provisional fair values of Other assets and Accounts Payable and accrued expenses and other liabilities were recorded during the three months ended June 30, 2019. Further adjustments during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the ITG Closing Date:

(in thousands)	March 31, 2019	Measurement Period	June 30, 2019
Cash and equivalents	$197,072	$—	$197,072
Cash and securities segregated under federal regulations	14,232	—	14,232
Securities borrowed	13,182	—	13,182
Receivables from broker dealers and clearing organizations	328,112	—	328,112
Financial instruments owned, at fair value	523	—	523
Receivables from customers	122,697	—	122,697
Property, equipment and capitalized software (net)	46,408	—	46,408
Intangibles	479,600	—	479,600
Deferred tax assets	17,221	—	17,221
Operating lease right-of-use assets	87,236	—	87,236
Other assets	31,653	4,400	36,053
Total Assets	1,337,936	4,400	1,342,336

Short-term borrowings	18,651	—	18,651
Securities loaned	17,663	—	17,663
Payables to broker dealers and clearing organizations	152,043	—	152,043
Payables to customers	116,419	—	116,419
Financial instruments sold, not yet purchased, at fair value	11	—	11
Accounts payable and accrued expenses and other liabilities	172,727	7,500	180,227
Operating lease liabilities	104,983	—	104,983
Deferred tax liabilities	65,888	—	65,888
Total Liabilities	648,385	7,500	655,885

Total identified assets acquired, net of assumed liabilities	689,551	(3,100)	686,451

Goodwill	357,334	3,100	360,434

Total Purchase Price	$1,046,885	$—	$1,046,885

Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows:

(in thousands)	Amount	Amortization Years
Technology	$93,000	5
Customer relationships	383,000	10
Trade names	3,600	3
Intangible assets	479,600
Goodwill	360,434
Total	$840,034

The total Goodwill of $360.4 million has been assigned to the Execution Services segment. Such goodwill is attributable to the expansion of product offerings and expected synergies of the combined workforce, products and technologies of the Company and ITG.

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

Pro forma results

Included in the Company’s results for the three and six months ended June 30, 2019 are results from the business acquired as a result of the ITG Acquisition, from the ITG Closing Date through June 30, 2019 as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues	$106,160	$142,061
Income (loss) before income taxes	(1,666)	(50,074)

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

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ITG for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$378,456	$456,584	$816,706	$1,403,140

Net income (loss)	(53,235)	11,851	(70,890)	380,844

Net income (loss) available for common stockholders	(31,477)	12,021	(37,510)	166,768

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

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousands)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income (loss) before income taxes and noncontrolling interest	$(66,579)	$49,622	$(82,783)	$518,160
Provision for (benefit from) income taxes	(11,094)	3,000	(13,679)	61,515
Net income (loss)	(55,485)	46,622	(69,104)	456,645

Noncontrolling interest	25,594	(21,413)	32,540	(256,684)

Net income (loss) available for common stockholders	$(29,891)	$25,209	$(36,564)	$199,961

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2019	2018	2019	2018
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$(29,891)	$25,209	$(36,564)	$199,961
Less: Dividends and undistributed earnings allocated to participating securities	(466)	(443)	(907)	(3,611)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	(30,357)	24,766	(37,471)	196,350

Weighted average shares of common stock outstanding:
Class A	112,828,240	99,542,659	110,076,375	95,124,675

Basic earnings (loss) per share	$(0.27)	$0.25	$(0.34)	$2.06

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2019	2018	2019	2018
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$(30,357)	$24,766	$(37,471)	$196,350

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	112,828,240	99,542,659	110,076,375	95,124,675
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan (1)	—	2,076,992	—	2,030,429
	112,828,240	101,619,651	110,076,375	97,155,104

Diluted earnings (loss) per share	$(0.27)	$0.24	$(0.34)	$2.02

(1)
The dilutive impact excludes from the computation of earnings (loss) per share for the three and six months ended June 30, 2019, respectively, 669,064 and 746,392 unexercised stock options and 299,288 and 262,785 restricted stock units issuable pursuant to Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan because the inclusion of the options and restricted stock units would have been anti-dilutive.

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

 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $2.6 million to $19.9 million per year over the next 15 years.

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

In connection with the May 2019 Secondary Offering, as described in Note 18 “Capital Structure”, the Company recorded an additional deferred tax asset of $41.7 million and payment liability pursuant to the tax receivable agreements of $42.3 million, with the $0.6 million difference recorded as a decrease to additional paid-in capital.

As a result of the reduction in the U.S. corporate income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of June 30, 2019 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

At December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million due to the change in the corporate income tax rate. At June 30, 2019 and December 31, 2018, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $200.4 million and $167.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $256.7 million and $214.4 million, respectively.

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

7. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2019 and December 31, 2018, the Company’s total amount of goodwill recorded was $1,196.5 million and $836.6 million, respectively. The Company recognized $360.4 million of goodwill in connection with the ITG Acquisition, which was recorded in the Execution Services segment. No goodwill impairment was recognized during the three and six months ended June 30, 2019 and 2018.

The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2018	$755,292	$81,291	$—	$836,583
Goodwill recognized in ITG Acquisition	—	360,434	—	360,434
Currency translation adjustment	—	(469)	$—	(469)
Balance as of June 30, 2019	$755,292	$441,256	$—	$1,196,548

As of June 30, 2019 and December 31, 2018, the Company's total amount of intangible assets recorded was $532.1 million and $84.0 million, respectively. The Company acquired $479.6 million of intangible assets in connection with the ITG Acquisition. Acquired intangible assets consisted of the following as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	718	232		9
ETF buyer relationships	950	718	232		9
Technology	153,000	45,990	107,010	1	to	6
Customer relationships	432,000	20,715	411,285	10	to	12
Trade name	3,600	400	3,200		3
Favorable occupancy leases	5,895	1,631	4,264	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$712,233	$180,172	$532,061

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	665	285		9
ETF buyer relationships	950	665	285		9
Technology	60,000	30,185	29,815	1	to	6
Customer relationships	49,000	5,905	43,095		12
Favorable occupancy leases	5,895	1,224	4,671	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$232,633	$148,644	$83,989

Amortization expense relating to finite-lived intangible assets was approximately $20.6 million and $6.8 million for the three months ended June 30, 2019 and 2018, respectively, and $31.5 million and $13.7 million for the six months ended June 30, 2019 and 2018, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Assets
Due from prime brokers	$250,936	$302,152
Deposits with clearing organizations	224,049	84,509
Net equity with futures commission merchants	254,237	294,884
Unsettled trades with clearing organization	321,210	193,544
Securities failed to deliver	229,086	218,663
Commissions and fees	7,573	7,697
Total receivables from broker-dealers and clearing organizations	$1,287,091	$1,101,449
Liabilities
Due to prime brokers	$339,899	$354,300
Net equity with futures commission merchants	44,084	47,998
Unsettled trades with clearing organization	148,949	90,021
Securities failed to receive	133,946	73,547
Commissions and fees	1,667	1,575
Total payables to broker-dealers and clearing organizations	$668,545	$567,441

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 “Borrowings”) of approximately $156.9 million and $184.6 million as of June 30, 2019 and December 31, 2018, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2019 and December 31, 2018, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at June 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018
Securities received as collateral:
Securities borrowed	$1,173,186	$1,361,635
Securities purchased under agreements to resell	22,974	15,475
	$1,196,160	$1,377,110

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Equities	$618,707	$748,846
Exchange traded notes	51,294	42,269
	$670,001	$791,115

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

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable:

	At June 30, 2019
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.38%	$200,000	$20,000	$(1,477)	$18,523
Committed facility	3.65%	600,000	72,000	(2,793)	69,207
		$800,000	$92,000	$(4,270)	$87,730

	At December 31, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.40%	$200,000	$10,000	$(832)	$9,168
Committed facility	3.75%	500,000	7,000	(1,040)	5,960
		$700,000	$17,000	$(1,872)	$15,128

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Broker-dealer credit facilities:
Uncommitted facility	$177	$584	$361	$1,030
Committed facility	181	54	254	152
	$358	$638	$615	$1,182

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

	At June 30, 2019
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	4.93%	$566,000	$156,894
		$566,000	$156,894

	At December 31, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	5.03%	$566,000	$184,608
		$566,000	$184,608

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the condensed consolidated statements of financial condition.

Interest expense in relation to the facilities was approximately $1.8 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.7 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2019, there was $59.5 million outstanding under these facilities at a weighted average interest rate of approximately 2.7% associated with international settlement activities.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	6.04%	$1,450,000	$(6,904)	$(28,489)	$1,414,607
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(15,236)	484,764
SBI bonds	January 2020	5.00%	32,452	—	(12)	32,440
			$1,982,452	$(6,904)	$(43,737)	$1,931,811

		At December 31, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Facility	December 2021	5.55%	$400,000	$(332)	$(6,704)	$392,964
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(17,811)	482,189
SBI bonds	January 2020	5.00%	31,908	—	(24)	31,884
			$931,908	$(332)	$(24,539)	$907,037

Credit Agreement

As described in Note 3 “ITG Acquisition”, in connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provides (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Existing Term Loan Facility (as defined below) and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. During the three months ended June 30, 2019, $50.0 million was repaid under the First Lien Term Loan Facility. As of June 30, 2019, $1,450 million was outstanding under the First Lien Term Loan Facility.

The term loan borrowings and revolver borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.50%, with a stepdown to 2.25% based on VFH’s first lien leverage ratio, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.50%, with a stepdown to 3.25% based on VFH’s first lien leverage ratio. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The First Lien Revolving Facility under the Credit Agreement is subject to a springing net first lien leverage ratio which may spring into effect as of the last day of a fiscal quarter based on the usage of the aggregate revolving commitments as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

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

The Credit Agreement contains certain customary covenants and certain customary events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Credit Agreement.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($32.5 million) as of June 30, 2019 and ¥3.5 billion ($31.9 million) as of December 31, 2018. The Company recorded a gain of $0.9 million and a gain of $1.4 million due to the change in currency rates during the three months ended June 30, 2019 and 2018, respectively, and a gain of $0.5 million and a loss of $0.5 million during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	June 30, 2019
2019	$—
2020	47,452
2021	15,000
2022	515,000
2023 and thereafter	1,405,000
Total principal of long-term borrowings	$1,982,452

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

There were no transfers of financial instruments between levels during the three and six months ended June 30, 2019 and 2018.

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2019:

	June 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$864,371	$1,338,106	$—	$—	$2,202,477
U.S. and Non-U.S. government obligations	68,114	14,716	—	—	82,830
Corporate Bonds	—	104,667	—	—	104,667
Exchange traded notes	184	18,328	—	—	18,512
Currency forwards	—	2,407,155	—	(2,384,305)	22,850
Options	3,665	—	—	—	3,665
	936,334	3,882,972	—	(2,384,305)	2,435,001

Financial instruments owned, pledged as collateral:
Equity securities	308,315	310,392	—	—	618,707
Exchange traded notes	11	51,283	—	—	51,294
	308,326	361,675	—	—	670,001

Other Assets
Equity investment	—	—	46,351	—	46,351
Exchange stock	2,848	—	—	—	2,848
	2,848	—	46,351	—	49,199

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,307,307	1,150,367	—	—	2,457,674
U.S. and Non-U.S. government obligations	52,658	2,905	—	—	55,563
Corporate Bonds	—	170,432	—	—	170,432
Exchange traded notes	104	17,807	—	—	17,911
Currency forwards	—	2,402,231	—	(2,390,972)	11,259
Options	3,579	—	—	—	3,579
	$1,363,648	$3,743,742	$—	$(2,390,972)	$2,716,418

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2018:

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$587,680	$1,022,221	$—	$—	$1,609,901
U.S. and Non-U.S. government obligations	91,466	14,547	—	—	106,013
Corporate Bonds	—	87,500	—	—	87,500
Exchange traded notes	3,396	27,966	—	—	31,362
Currency forwards	—	2,792,373	—	(2,790,242)	2,131
Options	11,899	—	—	—	11,899
	694,441	3,944,607	—	(2,790,242)	1,848,806
Financial instruments owned, pledged as collateral:
Equity securities	389,810	359,036	—	—	748,846
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	6,968	35,301	—	—	42,269
	396,778	394,337	—	—	791,115
Other Assets
Equity investment	—	—	45,856	—	45,856
Exchange stock	2,417	—	—	—	2,417
	2,417	—	45,856	—	48,273
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	931,992	1,336,338	—	—	2,268,330
U.S. and Non-U.S. government obligations	112,058	3,054	—	—	115,112
Corporate Bonds	—	40,123	—	—	40,123
Exchange traded notes	371	39,613	—	—	39,984
Currency forwards	—	2,720,749	—	(2,719,954)	795
Options	11,051	—	—	—	11,051
	$1,055,472	$4,139,877	$—	$(2,719,954)	$2,475,395

SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 10 “Borrowings”) and used the proceeds to partially finance the transaction. As of June 30, 2019, the fair value of the SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 12.6x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at June 30, 2019 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in Other, net in the condensed consolidated statements of comprehensive income.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2019:

	June 30, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$458,064	$458,064	$458,064	$—	$—
Cash restricted or segregated under regulations and other	39,497	39,497	39,497	—	—
Securities borrowed	1,201,327	1,201,327	—	1,201,327	—
Securities purchased under agreements to resell	22,974	22,974	—	22,974	—
Receivables from broker-dealers and clearing organizations	1,287,091	1,287,091	39,394	1,247,697	—
Total Assets	3,008,953	3,008,953	536,955	2,471,998	—

Liabilities
Short-term borrowings	146,847	146,847	—	146,847	—
Long-term borrowings	1,931,811	2,003,866	—	2,003,866	—
Securities loaned	778,351	778,351	—	778,351	—
Securities sold under agreements to repurchase	295,803	295,803	—	295,803	—
Payables to broker-dealers and clearing organizations	668,545	668,545	15,876	652,669	—
Total Liabilities	$3,821,357	$3,893,412	$15,876	$3,877,536	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$736,047	$736,047	$736,047	$—	$—
Securities borrowed	1,399,684	1,399,684	—	1,399,684	—
Securities purchased under agreements to resell	15,475	15,475	—	15,475	—
Receivables from broker-dealers and clearing organizations	1,101,449	1,101,449	71,288	1,030,161	—
Total Assets	3,252,655	3,252,655	807,335	2,445,320	—

Liabilities
Short-term borrowings	15,128	15,128	—	15,128	—
Long-term borrowings	907,037	916,465	—	916,465	—
Securities loaned	1,130,039	1,130,039	—	1,130,039	—
Securities sold under agreements to repurchase	281,861	281,861	—	281,861	—
Payables to broker dealer and clearing organizations	567,441	567,441	1,031	566,410	—
Total Liabilities	$2,901,506	$2,910,934	$1,031	$2,909,903	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Six Months Ended June 30, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$495	$—	$—	$46,351	$495
Total	45,856	—	495	—	—	46,351	495

	Six Months Ended June 30, 2018
(in thousands)	Balance at December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$505	$—	$—	$41,093	$505
Total	40,588	—	505	—	—	41,093	505

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,201,327	$—	$1,201,327	$(1,173,186)	$(1,691)	$26,450
Securities purchased under agreements to resell	22,974	—	22,974	(22,974)	—	—
Trading assets, at fair value:
Currency forwards	2,407,155	(2,384,305)	22,850	—	—	22,850
Options	3,665	—	3,665	(3,665)	—	—
Total	$3,635,121	$(2,384,305)	$1,250,816	$(1,199,825)	$(1,691)	$49,300

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$778,351	$—	$778,351	$(728,309)	$(6,644)	$43,398
Securities sold under agreements to repurchase	295,803	—	295,803	(295,803)	—	—
Trading liabilities, at fair value:
Currency forwards	2,402,231	(2,390,972)	11,259	—	—	11,259
Options	3,579	—	3,579	(3,579)	—	—
Total	$3,479,964	$(2,390,972)	$1,088,992	$(1,027,691)	$(6,644)	$54,657

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,399,684	$—	$1,399,684	$(1,361,635)	$(8,822)	$29,227
Securities purchased under agreements to resell	15,475	—	15,475	(15,475)	—	—
Trading assets, at fair value:
Currency forwards	2,792,373	(2,790,242)	2,131	—	—	2,131
Options	11,899	—	11,899	(11,899)	—	—
Total	$4,219,431	$(2,790,242)	$1,429,189	$(1,389,009)	$(8,822)	$31,358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,130,039	$—	$1,130,039	$(1,108,461)	$(8,822)	$12,756
Securities sold under agreements to repurchase	281,861	—	281,861	(281,861)	—	—
Trading liabilities, at fair value:
Currency forwards	2,720,749	(2,719,954)	795	—	(792)	3
Options	11,051	—	11,051	(11,051)	—	—
Total	$4,143,700	$(2,719,954)	$1,423,746	$(1,401,373)	$(9,614)	$12,759

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	June 30, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$65,000	$65,000	$160,000	$290,000
U.S. and Non-U.S. government obligations	5,803	—	—	—	5,803
Total	5,803	65,000	65,000	160,000	295,803

Securities lending transactions:
Equity securities	778,351	—	—	—	778,351
Total	$778,351	$—	$—	$—	$778,351

	December 31, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$45,000	$65,000	$160,000	$270,000
U.S. and Non-U.S. government obligations	11,861	—	—	—	11,861
Total	11,861	45,000	65,000	160,000	281,861

Securities loaned:
Equity securities	1,130,039	—	—	—	1,130,039
Total	$1,130,039	$—	$—	$—	$1,130,039

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2019 and December 31, 2018:

(in thousands)		June 30, 2019		December 31, 2018
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$1,426	$2,902,864	$(15,382)	$2,891,606
Commodity futures	Receivables from broker-dealers and clearing organizations	39,317	9,777,946	69,235	11,595,215
Currency futures	Receivables from broker-dealers and clearing organizations	(36)	2,401,655	(9,432)	3,756,914
Fixed income futures	Receivables from broker-dealers and clearing organizations	3	553	(28)	18,694
Options	Financial instruments owned	3,665	296,807	11,899	659,101
Currency forwards	Financial instruments owned	2,407,155	174,182,937	2,792,373	171,288,432

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(302)	$160,909	$468	$106,487
Commodity futures	Payables to broker-dealers and clearing organizations	(11,522)	5,129,312	(375)	54,782
Currency futures	Payables to broker-dealers and clearing organizations	(4,790)	2,543,167	(30,643)	6,239,725
Fixed income futures	Payables to broker-dealers and clearing organizations	—	—	93	8,591
Options	Financial instruments sold, not yet purchased	3,579	310,548	11,051	608,756
Currency forwards	Financial instruments sold, not yet purchased	2,402,231	174,180,475	2,720,749	171,252,224

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	—	—	(792)	13,501

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instruments under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2019	2018	2019	2018
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$83,225	$6,909	$155,610	$(429,506)
Currency forwards	Trading income, net	(20,869)	110,828	(45,042)	196,588
Options	Trading income, net	4,335	(9,837)	4,997	(8,736)
		$66,691	$107,900	$115,565	$(241,654)

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$6	$—	$156

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$4,961	$103,727	$—	$108,688
Workflow technology	—	25,455	—	25,455
Analytics	—	10,977	—	10,977
Total revenue from contracts with customers	4,961	140,159	—	145,120

Other sources of revenue	230,043	1,865	1,428	233,336

Total Revenues	235,004	142,024	1,428	378,456

Timing of revenue recognition:
Services transferred at a point in time	235,004	121,763	1,428	358,195
Services transferred over time	—	20,261	—	20,261
Total Revenues	$235,004	$142,024	$1,428	$378,456

	Six Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,961	$161,482	$—	$171,443
Workflow technology	—	34,327	—	34,327
Analytics	—	14,497	—	14,497
Total revenue from contracts with customers	9,961	210,306	—	220,267

Other sources of revenue	504,264	15,236	1,681	521,181

Total revenues	514,225	225,542	1,681	741,448

Timing of revenue recognition:
Services transferred at a point in time	514,225	198,492	1,681	714,398
Services transferred over time	—	27,050	—	27,050
Total revenues	$514,225	$225,542	$1,681	$741,448

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

For the three and six months ended June 30, 2019, the Company recognized $0.5 million of revenue related to performance obligations satisfied in previous periods.

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

Receivables related to revenues from contracts with customers amounted to $57.0 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2019.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.9 million as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized revenue of $7.8 million and $14.9 million, respectively, that was initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill associated with its contracts under ASC 606.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended June 30, 2019 and 2018, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $(11.1) million and 16.7%, and $3.0 million and 6.0%, for the three months ended June 30, 2019 and 2018, respectively, and $(13.7) million and 16.5%, and $61.5 million and 13.1% for the six months ended June 30, 2019 and 2018, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the condensed consolidated statements of financial condition at June 30, 2019 and December 31, 2018 are current income tax receivables of $62.6 million and $41.1 million, respectively. The balances at June 30, 2019 and December 31, 2018 primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition at June 30, 2019 and December 31, 2018 are current tax liabilities of $13.6 million and $10.0 million, respectively. The balances at June 30, 2019 and December 31, 2018 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at June 30, 2019 and December 31, 2018 of $239.3 million and $239.3 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at June 30, 2019 and December 31, 2018 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2019 and December 31, 2018 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2019, the Company’s tax years for 2013 through 2017 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2017. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $9.2 million of unrecognized tax benefits as of June 30, 2019, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2019.

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

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in a ProShares inverse-volatility ETF. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and assert substantially similar claims against the Company and other financial institutions. On April 29, 2019, these three actions were consolidated in federal district court in New York as In re ProShares Trust II Securities Litigation, No. 19-cv-886-DLC. A consolidated amended complaint, which does not specify the amount of alleged damages, was filed in the consolidated action on June 21, 2019. The Company believes that the claims are without merit and intends to defend itself vigorously.

As a result of the ITG Acquisition, the Company assumed potential liabilities relating to ITG’s business, including but not limited to those potential liabilities arising from or related to pending, threatened or potential litigation or regulatory matters. These matters include but not are not necessarily limited to a Statement of Claim filed on July 27, 2018 by a former employee of ITG requesting a FINRA arbitration. The former ITG employee alleges that ITG breached the non-disparagement clause in his July 2011 separation agreement and tortiously interfered with his business relations. On June 26, 2019, the former employee informed the Company that he is seeking damages of approximately $65 million (exclusive of claims for pre-judgment interest, punitive damages, costs and fees). The Company believes that the claims are without merit and is defending itself against these claims vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, high frequency trading, best execution, internalization, alternative trading system (“ATS”) manner of operations, market fragmentation and complexity, colocation, cybersecurity, access to market data feeds and remuneration arrangements, such as payment for order flow and exchange fee structures. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority and other regulators. It is the Company's practice to cooperate and comply with the requests for information and documents.

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of June 30, 2019 and anticipates paying the fine during the year ending December 31, 2019.

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

During the three months ended June 30, 2019, the Company ceased use of certain office lease premises as part of its ongoing effort to consolidate office space. For the three and six months ended June 30, 2019, the Company recognized $65.2 million in Termination of office leases on the condensed consolidated statement of comprehensive income related to these premises, comprising $25.9 million of impairments of ROU assets, $37.9 million of write-offs of leasehold improvements and fixed assets, and $1.4 million of dilapidation charges.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$318,269
Operating lease liabilities	Operating lease liabilities	388,070

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	37,258
Accumulated depreciation	Property, equipment, and capitalized software, net	(20,139)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	17,566

Weighted average remaining lease term and discount rate are as follows:

June 30, 2019
Weighted average remaining lease term
Operating leases	7.84 years
Finance leases	1.64 years
Weighted average discount rate
Operating leases	5.70%
Finance leases	3.58%

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:
Fixed	$19,288	$34,084
Variable	1,869	3,447
Impairment of ROU Asset	25,857	25,857
Total Operating lease cost	47,014	63,388

Finance lease cost:
Amortization of right-of-use assets	3,082	6,052
Interest on lease liabilities	175	361
Total Finance lease cost	3,257	6,413

Sublease income	3,355	5,915

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$37,768	$6,784
2020	75,066	10,062
2021	71,830	2,436
2022	65,920	131
2023	63,178	—
2024 and thereafter	171,840	—
Total lease payments	485,602	19,413
Less imputed interest	(97,532)	(1,847)
Total lease liability	$388,070	$17,566

Future lease payments under non-cancelable leases and sublease receipts as of December 31, 2018 are as follows:

(thousands)	Capital	Operating	Subleases
2019	$21,983	$32,755	$(8,979)
2020	11,283	30,473	(9,324)
2021	1,651	25,564	(8,844)
2022	—	22,710	(8,552)
2023	—	21,456	(8,695)
Thereafter	—	113,779	(36,312)
Total minimum lease payments	$34,917	$246,737	$(80,706)

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted cash as reported within the condensed consolidated statements of financial condition to the sum of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$458,064	$729,547
Cash restricted or segregated under regulations and other	39,497	6,500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$497,561	$736,047

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2019 and December 31, 2018, there were 8,150,771 and 8,760,755 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 609,984 and 2,958,931 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2019 and 2018, respectively.

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

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and the Assumed Awards. As of the ITG Closing Date, the aggregate number of shares of Class A Common Stock subject to such Assumed Awards was 2,497,028 and the aggregate number of shares of Class A Common Stock that remained issuable pursuant to the Amended and Restated ITG 2007 Equity Plan was 1,230,406.

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

In May 2019, the Company completed a public offering (the “May 2019 Secondary Offering”) of 9,000,000 shares of Class A Common Stock at a purchase price per share paid by the underwriters of $22.00, the proceeds of which were used to purchase an equivalent number of Virtu Financial Units and corresponding shares of Class D Common Stock from TJMT Holdings LLC pursuant to that certain Member Purchase Agreement, entered into on May 14, 2019 by and between the Company and TJMT Holdings LLC.

Employee Exchanges

During the six months ended June 30, 2019 and 2018, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 609,984 and 3,508,217 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately a 62.0% interest in Virtu Financial at June 30, 2019.

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

The following table summarizes activity related to stock options for the six months ended June 30, 2019 and 2018:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2017	7,783,000	$19.00	7.29	3,891,500	$19.00
Granted	—	—	—	—	—
Exercised	(4,049,058)	19.00	—	(4,049,058)	19.00
Forfeited or expired	(83,750)	—	—	—	—
At June 30, 2018	3,650,192	19.00	6.80	1,779,442	19.00

At December 31, 2018	3,486,150	19.00	6.30	1,660,400	19.00
Granted	156,129	13.60	4.87	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(40,000)	—	—	—	—
At June 30, 2019	3,248,779	$18.74	5.74	3,248,779	$18.74

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

The Company recognized $1.5 million for the three months ended June 30, 2018, and $1.4 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively, of compensation expense in relation to the stock options issued and outstanding. As of June 30, 2019 the stock options to purchase shares of Class A Common Stock were fully vested. As of December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options was $1.6 million, and the amount was to be recognized over a weighted average period of 0.3 years.

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and the Assumed Awards. The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the ITG Merger Agreement) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance based vesting conditions. As of the ITG Closing Date, the aggregate number of shares of Class A Common Stock subject to such Assumed Awards was 2,497,028 and the aggregate number of shares of Class A Common Stock that remained issuable pursuant to the Amended and Restated ITG 2007 Equity Plan was 1,230,406. The Company filed a Registration Statement on Form S-8 on the ITG Closing Date to register such shares of Class A Common Stock.

Class A Common Stock and Restricted Stock Units

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock and restricted stock units were granted, with the latter vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. For the six months ended June 30, 2019 and 2018, respectively, there were 423,393 and 594,536 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company recorded compensation expense adjustment of $(0.2) million for the three months ended June 30, 2019, and accrued compensation expense of $0.8 million for the three months ended 2018. The Company accrued $2.5 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the condensed consolidated statements of comprehensive income and Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards):

	Number of Shares	Weighted Average Fair Value
At December 31, 2017	853,047	$17.94
Granted	1,070,917	20.93
Forfeited	(127,493)	18.30
Vested	—	—
At June 30, 2018	1,796,471	19.70

At December 31, 2018	1,378,922	20.03
Granted	3,305,045	25.76
Forfeited	(189,149)	20.97
Vested	(820,287)	23.81
At June 30, 2019	3,674,531	24.29

The Company recognized $16.4 million and $4.5 million for the three months ended June 30, 2019 and 2018, respectively, and $39.6 million and $8.4 million for the six months ended June 30, 2019 and 2018, respectively, of compensation expense in relation to the restricted stock units. As of June 30, 2019 and December 31, 2018, total unrecognized share-based compensation expense related to unvested RSUs was $67.9 million and $21.3 million, respectively, and this amount is to be recognized over a weighted average period of 2 and 1.7 years, respectively.

20. Regulatory Requirement

As of June 30, 2019 and December 31, 2018, U.S. broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital for each of the five U.S. broker-dealers as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.15 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2019. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the U.S broker-dealer subsidiaries as of June 30, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$328,965	$4,406	$324,559
Virtu Financial BD LLC	101,477	1,000	100,477
Virtu Financial Capital Markets LLC	9,633	1,000	8,633
Virtu ITG LLC	45,020	1,000	44,020
Virtu Alternet Securities LLC	2,189	100	2,089

The regulatory capital and regulatory capital requirements of the U.S. broker-dealer subsidiaries as of December 31, 2018 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$381,211	$2,035	$379,176
Virtu Financial BD LLC	133,850	1,000	132,850
Virtu Financial Capital Markets LLC	9,457	1,000	8,457

As of June 30, 2019, VAL and VITG had $23.0 million and $7.4 million, respectively, of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $1.0 million and $4.4 million, respectively, of cash in reserve bank accounts for the benefit of proprietary accounts of brokers.

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Investment Industry Regulatory Organization of Canada (“IIROC”), the Central Bank of Ireland, the Financial Conduct Authority in the United Kingdom, the Australian Securities Exchange, the Securities and Futures Commission in Hong

Kong, and the Monetary Authority of Singapore. Virtu Financial Canada ULC was admitted to membership in IIROC in March 2019. The regulatory net capital balances and regulatory capital requirements applicable to these subsidiaries as of June 30, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$17,854	$191	$17,663
TriAct Canada Marketplace LP	1,518	191	1,327
Virtu Financial Canada ULC	2,591	191	2,400
Ireland
Virtu ITG Europe Limited	52,855	31,324	21,531
Virtu Financial Ireland Limited	79,308	35,537	43,771
United Kingdom
Virtu ITG UK Limited	1,335	952	383
KCG Europe Limited	50,672	32,000	18,672
Asia Pacific
Virtu ITG Australia Limited	26,682	14,545	12,137
Virtu ITG Hong Kong Limited	2,071	538	1,533
Virtu ITG Singapore Pte Limited	1,034	74	960

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
United States (1)	$274,074	$277,263	$565,410	$1,020,414
Ireland	48,890	24,601	84,565	38,624
United Kingdom	(817)	3,245	(533)	14,845
Singapore	29,707	22,626	56,545	68,837
Canada	15,088	—	20,300	—
Australia	10,591	—	13,893	—
Others	923	391	1,268	459
Total revenues	$378,456	$328,126	$741,448	$1,143,179

(1) Includes $337.6 million gain on sale of BondPoint for the six months ended June 30, 2018.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker-dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ECNs and ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc. and the AIM.

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2019 and 2018 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2019:
Total revenue	$235,004	$142,024	$1,428	$378,456
Income before income taxes and noncontrolling interest	21,962	(21,697)	(66,844)	(66,579)

2018:
Total revenue	287,695	40,774	(343)	328,126
Income (loss) before income taxes and noncontrolling interest	60,003	389	(10,770)	49,622
(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

The Company’s Pre-tax earnings by segment for the six months ended June 30, 2019 and 2018 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2019
Total revenue	$514,225	$225,542	$1,681	$741,448
Income before income taxes and noncontrolling interest	69,501	(66,102)	(86,182)	(82,783)

2018
Total revenue	720,231	424,553	(1,605)	1,143,179
Income (loss) before income taxes and noncontrolling interest	223,166	331,574	(36,580)	518,160

(1) Amounts shown in the Corporate segment include eliminations of income statement and balance sheet items included in the Company's other segments.

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2019, and December 31, 2018 the Company had payables of $1.2 million and $3.0 million to its affiliates, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 11 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid

$2.7 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $6.1 million and $4.6 million for the six months ended June 30, 2019 and 2018, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the condensed consolidated statements of comprehensive income. The Company made payments of $5.2 million and $4.4 million to the JVs for the three months ended June 30, 2019 and 2018, respectively, and $10.4 million and $10.1 million for the six months ended June 30, 2019 and 2018, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.5 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively, to Level 3 for these services.

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On August 8, 2019, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per Restricted Stock Unit that will be paid on September 16, 2019 to holders of record as of September 3, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2019, and 2018 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the “Company”). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Basis of Preparation

Our condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date (as defined below), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended June 30, 2019 comprise our results and the results of ITG for the entire applicable period. The financial results for the six months ended June 30, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through June 30, 2019. All periods prior to the ITG Closing Date comprise solely our results.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver innovative, transparent trading solutions to our clients and liquidity to the global markets. We leverage our market structure expertise and scaled, multi-asset technology infrastructure to provide a complete suite of client solutions, including transparent agency execution and broker-neutral offerings. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, enables us to facilitate risk transfer between global capital markets participants by supplying competitive liquidity while at the same time earning attractive margins and returns.

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

Market Making

We leverage cutting edge technology to provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide. We use the best technology to deliver liquidity to global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

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

Acquisition of Investment Technology Group, Inc.

On March 1, 2019 (the “ITG Closing Date”), we announced the completion of our previously announced acquisition of Investment Technology Group, Inc. (“ITG”) in a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion (the “ITG Acquisition”). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provides (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million being borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million being borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2019, options to purchase 1,613,750 shares in the aggregate were forfeited and 4,521,600 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and is being recognized on a straight-line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Omnibus Equity Compensation Plan, dated as of June 8, 2017 (the “Amended and Restated ITG 2007 Equity Plan”) and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted under the Amended and Restated ITG 2007 Equity Plan (the “Assumed Awards”). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the Agreement and Plan of Merger by and between the Company, Impala Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company, and ITG, dated as of November 6, 2018, the “ITG Merger Agreement”) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance based vesting conditions. As of the ITG Closing Date, the aggregate number of shares of Class A Common Stock subject to such Assumed Awards was 2,497,028 and the aggregate number of shares of Class A Common Stock that remained issuable pursuant to the Amended and Restated ITG 2007 Equity Plan was 1,230,406. The Company filed a Registration Statement on Form S-8 on the ITG Closing Date to register such shares of Class A Common Stock.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial LLC (“Virtu Financial”) except as follows: (i) cash and cash equivalents reflected on our condensed consolidated statement of financial condition in the amount of $0.1 million; (ii) deferred tax assets reflected on our condensed consolidated statement of financial condition in the amount of $222.9 million and tax receivable agreement obligation in the amount of $256.7 million, in each case as described in greater detail in Note 6 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our condensed consolidated statement of financial condition; and (iv) provision for (benefit from) corporate income tax in the amount of $(12.7) million and $(15.2) million reflected on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2019	2018	2019	2018
Total revenue	$235,004	$287,695	$514,225	$720,231
Total operating expenses	213,042	227,692	444,724	497,065
Income before income taxes and noncontrolling interest	21,962	60,003	69,501	223,166
Execution Services
Total revenue	142,024	40,774	225,542	424,553
Total operating expenses	163,721	40,385	291,644	92,979
Income (loss) before income taxes and noncontrolling interest	(21,697)	389	(66,102)	331,574
Corporate
Total revenue	1,428	(343)	1,681	(1,605)
Total operating expenses	68,272	10,427	87,863	34,975
Income (loss) before income taxes and noncontrolling interest	(66,844)	(10,770)	(86,182)	(36,580)
Consolidated
Total revenue	378,456	328,126	741,448	1,143,179
Total operating expenses	445,035	278,504	824,231	625,019
Income (loss) before income taxes and noncontrolling interest	$(66,579)	$49,622	$(82,783)	$518,160

The following table shows our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Revenues:
Trading income, net	$205,923	$258,593	$463,463	$664,755
Interest and dividends income	24,162	21,937	53,293	39,886
Commissions, net and technology services	145,120	46,565	220,267	100,409
Other, net	3,251	1,031	4,425	338,129
Total revenue	378,456	328,126	741,448	1,143,179

Operating Expenses:
Brokerage, exchange and clearance fees, net	75,851	73,318	139,904	161,141
Communication and data processing	54,423	48,791	96,237	98,277
Employee compensation and payroll taxes	83,702	41,226	191,540	105,896
Payments for order flow	23,636	15,842	47,197	32,098
Interest and dividends expense	36,824	35,009	82,193	68,633
Operations and administrative	34,808	16,610	56,885	36,416
Depreciation and amortization	14,810	16,194	31,260	31,546
Amortization of purchased intangibles and acquired capitalized software	20,606	6,838	31,528	13,675
Termination of office leases	65,207	1,777	65,208	21,860
Debt issue cost related to debt refinancing and prepayment	(1,319)	2,359	7,894	8,380
Transaction advisory fees and expenses	1,798	1,750	16,907	9,246
Charges related to share based compensation at IPO	—	10	—	24
Financing interest expense on long-term borrowings	34,689	18,780	57,478	37,827
Total operating expenses	445,035	278,504	824,231	625,019
Income (loss) before income taxes and noncontrolling interest	(66,579)	49,622	(82,783)	518,160
Provision for (benefit from) income taxes	(11,094)	3,000	(13,679)	61,515
Net income (loss)	$(55,485)	$46,622	$(69,104)	$456,645

Total Revenues

Revenues are generated through market marking activities, commissions and fees on execution services activities, which include recurring subscriptions on workflow technology and analytic products. The majority of our revenue is generated through market making activities, which is recorded as Trading income, net and Interest and dividends income. Commissions and fees are derived from commissions charged for trade executions in agency execution services. We earn commissions and commission equivalents, as well as, in certain cases, contingent fees based on client revenues, which represents variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside our control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur.

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: Global Equities, and Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads. Trading income, net, accounted for 54% and 79% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 63% and 58% for the six months ended June 30, 2019 and 2018, respectively.

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

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the Amended and Restated 2015 Management Incentive Plan and stock options and restricted stock units granted pursuant to the Amended and Restated ITG 2007 Equity Plan.

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

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of finite lived intangible assets acquired in connection with the acquisition of certain assets from Nyenburgh Holding B.V., Teza Technologies, the Acquisition of KCG, and the ITG Acquisition. These assets are amortized over their useful lives, ranging from 1 to 15 years, except for certain assets which were categorized as having indefinite useful lives.

Termination of office leases. Termination of office leases represents the write-off expense related to certain office space we ceased use of as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition. The aggregate write-off amount includes the impairment of operating lease right-of-use assets, leasehold improvements and fixed assets, and dilapidation charges.

Debt issue costs related to debt refinancing and prepayment. As a result of the refinancing or early termination of our long-term borrowings, we accelerate the capitalized debt issue costs and the discount on the term loan that would otherwise be amortized or accreted over the life of the term loan.

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the ITG Acquisition and with the sale of BondPoint in 2018.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the three and six months ended June 30, 2019, we recognized non-cash compensation expenses in respect of the outstanding time-vested Class B interests of Virtu Financial (the “Virtu Class B Interests”) and Class B interests of Virtu East MIP LLC (the “East MIP Class B Interests”), net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 19 “Share-based Compensation” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Financing interest expense on long-term borrowings. Financing interest expense reflects interest accrued on outstanding indebtedness under our long-term borrowing arrangements.

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

The following tables reconcile the condensed consolidated statements of comprehensive income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$205,923	$258,593	$463,463	$664,755
Interest and dividends income	24,162	21,937	53,293	39,886
Commissions, net and technology services	145,120	46,565	220,267	100,409
Brokerage, exchange and clearance fees, net	(75,851)	(73,318)	(139,904)	(161,141)
Payments for order flow	(23,636)	(15,842)	(47,197)	(32,098)
Interest and dividends expense	(36,824)	(35,009)	(82,193)	(68,633)
Adjusted Net Trading Income	$238,894	$202,926	$467,729	$543,178

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$(55,485)	$46,622	$(69,104)	$456,645
Financing interest expense on long-term borrowings	34,689	18,780	57,478	37,827
Debt issue cost related to debt refinancing and prepayment	(1,319)	2,359	7,894	8,380
Depreciation and amortization	14,810	16,194	31,260	31,546
Amortization of purchased intangibles and acquired capitalized software	20,606	6,838	31,528	13,675
Provision for (benefit from) income taxes	(11,094)	3,000	(13,679)	61,515
EBITDA	$2,207	$93,793	$45,377	$609,588
Severance	7,873	2,590	61,224	6,334
Transaction advisory fees and expenses	1,798	1,750	16,907	9,246
Termination of office leases	65,208	1,777	65,208	21,860
Connectivity early termination	—	4,562	—	7,062
Gain on sale of business	—	—	—	(337,549)
Other, net	104	(631)	1,491	(180)
Write-down of assets	—	1,761	—	2,697
Share based compensation	11,983	5,204	21,796	13,121
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	(9)	1,534	1,385	2,931
Charges related to share based compensation awards at IPO	—	10	—	24
Adjusted EBITDA	$89,164	$112,350	$213,388	$335,134

Selected Operating Margins
Net Income Margin (1)	(23.2)%	23.0%	(14.8)%	84.1%
EBITDA Margin (2)	0.9%	46.2%	9.7%	112.2%
Adjusted EBITDA Margin (3)	37.3%	55.4%	45.6%	61.7%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$(55,485)	$46,622	$(69,104)	$456,645
Provision for (benefit from) income taxes	(11,094)	3,000	(13,679)	61,515
Income (loss) before income taxes	(66,579)	49,622	(82,783)	518,160

Amortization of purchased intangibles and acquired capitalized software	20,606	6,838	31,528	13,675
Debt issue cost related to debt refinancing	(1,319)	2,359	7,894	8,380
Severance	7,873	2,590	61,224	6,334
Transaction advisory fees and expenses	1,798	1,750	16,907	9,246
Termination of office leases	65,208	1,777	65,208	21,860
Connectivity early termination	—	4,562	—	7,062
Gain on sale of business	—	—	—	(337,549)
Write-down of assets	—	1,761	—	2,697
Other, net	104	(631)	1,491	(180)
Share based compensation	11,983	5,204	21,796	13,121
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	(9)	1,534	1,385	2,931
Charges related to share based compensation awards at IPO	—	10	—	24
Normalized Adjusted Net Income before income taxes	39,665	77,376	124,650	265,761
Normalized provision for income taxes (1)	9,520	17,796	29,916	61,125
Normalized Adjusted Net Income	$30,145	$59,580	$94,734	$204,636

Weighted Average Adjusted shares outstanding (2)	194,217,318	191,142,871	192,959,477	190,320,527

Normalized Adjusted EPS	$0.16	$0.31	$0.49	$1.08

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 23% for 2019 and 2018.

(2)
Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the ”Class C Common Stock”), have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the ”Class D Common Stock”) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and six months ended June 30, 2018.

The following tables reconcile trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$205,568	$355	$—	$205,923
Commissions, net and technology services	4,961	140,159	—	145,120
Interest and dividends income	23,284	878	—	24,162
Brokerage, exchange and clearance fees, net	(40,013)	(35,838)	—	(75,851)
Payments for order flow	(23,617)	(19)	—	(23,636)
Interest and dividends expense	(36,395)	(429)	—	(36,824)
Adjusted Net Trading Income	$133,788	$105,106	$—	$238,894

	Three Months Ended June 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$258,629	$(36)	$—	$258,593
Commissions, net and technology services	6,798	39,767	—	46,565
Interest and dividends income	21,592	345	—	21,937
Brokerage, exchange and clearance fees, net	(59,794)	(13,524)	—	(73,318)
Payments for order flow	(15,827)	(15)	—	(15,842)
Interest and dividends expense	(34,747)	(262)	—	(35,009)
Adjusted Net Trading Income	$176,651	$26,275	$—	$202,926

	Six Months Ended June 30, 2019
	Market Making	Execution Services	Corporate	Total
Trading income, net	$460,689	$2,774	$—	$463,463
Commissions, net and technology services	9,961	210,306	—	220,267
Interest and dividends income	41,787	11,506	—	53,293
Brokerage, exchange and clearance fees, net	(83,040)	(56,864)	—	(139,904)
Payments for order flow	(47,157)	(40)	—	(47,197)
Interest and dividends expense	(70,655)	(11,538)	—	(82,193)
Adjusted Net Trading Income	$311,585	$156,144	$—	$467,729

	Six Months Ended June 30, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$664,338	$417	$—	$664,755
Commissions, net and technology services	15,299	85,110	—	100,409
Interest and dividends income	39,361	490	35	39,886
Brokerage, exchange and clearance fees, net	(128,866)	(32,275)	—	(161,141)
Payments for order flow	(32,023)	(75)	—	(32,098)
Interest and dividends expense	(67,954)	(679)	—	(68,633)
Adjusted Net Trading Income	$490,155	$52,988	$35	$543,178

The following tables reconcile our Market Making segment trading income, net to Adjusted Net Trading Income by category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$163,044	$41,126	$1,398	$205,568
Commissions, net and technology services	4,961	—	—	4,961
Brokerage, exchange and clearance fees, net	(26,453)	(10,024)	(3,536)	(40,013)
Payments for order flow	(23,617)	—	—	(23,617)
Interest and dividends, net	(10,395)	(2,754)	38	(13,111)
Adjusted Net Trading Income	$107,540	$28,348	$(2,100)	$133,788

	Three Months Ended June 30, 2018
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$198,404	$55,755	$4,470	$258,629
Commissions, net and technology services	6,709	89	—	6,798
Brokerage, exchange and clearance fees, net	(40,687)	(16,311)	(2,796)	(59,794)
Payments for order flow	(15,827)	—	—	(15,827)
Interest and dividends, net	(9,190)	(3,246)	(719)	(13,155)
Adjusted Net Trading Income	$139,409	$36,287	$955	$176,651

	Six Months Ended June 30, 2019
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$371,677	$90,916	$(1,904)	$460,689
Commissions, net and technology services	9,989	(28)	—	9,961
Brokerage, exchange and clearance fees, net	(64,434)	(20,712)	2,106	(83,040)
Payments for order flow	(47,157)	—	—	(47,157)
Interest and dividends, net	(22,927)	(5,743)	(198)	(28,868)
Adjusted Net Trading Income	$247,148	$64,433	$4	$311,585

	Six Months Ended June 30, 2018
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$523,286	$137,825	$3,227	$664,338
Commissions, net and technology services	15,231	68	—	15,299
Brokerage, exchange and clearance fees, net	(97,721)	(28,850)	(2,295)	(128,866)
Payments for order flow	(32,023)	—	—	(32,023)
Interest and dividends, net	(20,317)	(6,497)	(1,779)	(28,593)
Adjusted Net Trading Income	$388,456	$102,546	$(847)	$490,155

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$107,540	$139,409	(22.9)%
Global FICC, Options and Other	28,348	36,287	(21.9)%
Unallocated(1)	(2,100)	955	NM
Total Market Making	133,788	176,651	(24.3)%

Execution Services	105,106	26,275	300.0%

Corporate	—	—	NM

Adjusted Net Trading Income	$238,894	$202,926	17.7%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$1,707	$2,178	(21.6)%
Global FICC, Options and Other	450	567	(20.6)%
Unallocated(1)	(33)	15	NM
Total Market Making	2,124	2,760	(23.0)%

Execution Services	1,668	411	305.8%

Corporate	—	—	NM

Average Daily Adjusted Net Trading Income	$3,792	$3,171	19.6%

	Six Months Ended June 30,
Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Americas Equities	$247,148	$388,456	(36.4)%
Global FICC, Options and Other	64,433	102,546	(37.2)%
Unallocated(1)	4	(847)	NM
Total Market Making	311,585	490,155	(36.4)%

Execution Services	156,144	52,988	194.7%

Corporate	—	35	NM

Adjusted Net Trading Income	$467,729	$543,178	(13.9)%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Americas Equities	$1,977	$3,108	(36.4)%
Global FICC, Options and Other	515	820	(37.2)%
Unallocated(1)	—	(7)	NM
Total Market Making	2,492	3,921	(36.4)%

Execution Services	1,249	424	194.6%

Corporate	—	—	NM

Adjusted Net Trading Income	$3,741	$4,345	(13.9)%

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total Revenues

Our total revenues increased $50.3 million, or 15.3%, to $378.5 million for the three months ended June 30, 2019, compared to $328.1 million for the three months ended June 30, 2018. We had an increase in Commissions, net and technology services of $98.6 million for the three months ended June 30, 2019 as compared to the prior-year period, which was primarily attributable to the results of ITG for the three months ended June 30, 2019.

The following table shows total revenues by segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(in thousands, except for percentage)	2019	2018	% Change
Market Making
Trading income, net	$205,568	$258,629	(20.5)%
Interest and dividends income	23,284	21,592	7.8%
Commissions, net and technology services	4,961	6,798	(27.0)%
Other, net	1,191	676	76.2%
Total revenues from Market Making	$235,004	$287,695	(18.3)%

Execution Services
Trading income, net	$355	$(36)	NM
Interest and dividends income	878	345	154.5%
Commissions, net and technology services	140,159	39,767	252.5%
Other, net	632	698	(9.5)%
Total revenues from Execution Services	$142,024	$40,774	248.3%

Corporate
Trading income, net	$—	$—	NM
Interest and dividends income	—	—	NM
Commissions, net and technology services	—	—	NM
Other, net	1,428	(343)	NM
Total revenues from Corporate	$1,428	$(343)	NM

Consolidated
Trading income, net	$205,923	$258,593	(20.4)%
Interest and dividends income	24,162	21,937	10.1%
Commissions, net and technology services	145,120	46,565	211.7%
Other, net	3,251	1,031	215.3%
Total revenues	$378,456	$328,126	15.3%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $52.7 million, or 20.4%, to $205.9 million for the three months ended June 30, 2019, compared to $258.6 million for the three months ended June 30, 2018. The decrease was primarily attributable to the lack of volatility and low trading volume across major asset categories during the three months ended June 30, 2019 compared to the prior period. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense, payments for flow order, and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $2.2 million, or 10.1%, to $24.2 million for the three months ended June 30, 2019, compared to $21.9 million for the three months ended June 30, 2018. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $98.6 million, or 211.7%, to $145.1 million for the three months ended June 30, 2019, compared to $46.6 million for the three months ended June 30, 2018. The increase was primarily attributable to the ITG Acquisition, as ITG's entire business is included in our Execution Services segment. The ITG Acquisition also brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services during the three months ended June 30, 2019.

Other, net. Other, net revenues were primarily earned by our Corporate segment. Other, net was $3.3 million for the three months ended June 30, 2019, compared to $1.0 million for the three months ended June 30, 2018. The increase was primarily due to higher rental income from sublet office space compared to the prior period.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $36.0 million, or 17.7%, to $238.9 million for the three months ended June 30, 2019, compared to $202.9 million for the three months ended June 30, 2018. This increase was primarily attributable to higher Commissions, net and technology services as a result of the ITG Acquisition, which was partially offset by lower Trading income, net, driven by the lack of volatility and low trading volume across major asset categories during the three months ended June 30, 2019 compared to the prior period. There were decreases in Global Equities of $31.9 million, or 22.9%, and Global FICC, Options and Other of $7.9 million, or 21.9%, from the Market Making segment for the three months ended June 30, 2019. These decreases were partially offset by an increase of $78.8 million, or 300.0%, from the Execution Services segment. Adjusted Net Trading Income per day increased $0.6 million, or 19.6%, to $3.8 million for the three months ended June 30, 2019, compared to $3.2 million for the three months ended June 30, 2018. There were 63 and 64 trading days for the three months ended June 30, 2019 and 2018, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $166.5 million, or 59.8%, to $445.0 million for the three months ended June 30, 2019, compared to $278.5 million for the three months ended June 30, 2018. The increase in operating expenses is primarily due to the ITG Acquisition, which caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $2.5 million, or 3.5%, to $75.9 million for the three months ended June 30, 2019, compared to $73.3 million for the three months ended June 30, 2018. This increase was primarily attributable to the ITG Acquisition, and was partially offset by a decrease in volume we traded in Global Equities instruments and other asset categories. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $5.6 million, or 11.5%, to $54.4 million for the three months ended June 30, 2019, compared to $48.8 million for the three months ended June 30, 2018. This increase was primarily due to the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $42.5 million, or 103.0%, to $83.7 million for the three months ended June 30, 2019, compared to $41.2 million for the three months ended June 30, 2018. The increase in compensation levels was primarily attributable to the increases in headcount subsequent to the ITG Acquisition. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $9.9 million, and $7.0 million for the three months ended June 30, 2019, and 2018, respectively.

Payments for order flow. Payments for order flow increased $7.8 million, or 49.2%, to $23.6 million for the three months ended June 30, 2019, compared to $15.8 million for the three months ended June 30, 2018. The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, including a new counterparty onboarded during 2019. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $1.8 million, or 5.2%, to $36.8 million for the three months ended June 30, 2019, compared to $35.0 million for the three months ended June 30, 2018. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions, as well as increased interest expense resulting from the ITG Acquisition. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $18.2 million, or 109.6%, to $34.8 million for the three months ended June 30, 2019, compared to $16.6 million for the three months ended June 30, 2018. This increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition, offset by on-going efforts to consolidate office premises and professional services.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 8.5%, to $14.8 million for the three months ended June 30, 2019, compared to $16.2 million for the three months ended June 30, 2018. This decrease was primarily attributable to lower depreciation due to write-offs of leasehold improvements and other fixed assets associated with abandoned office space during the second quarter of 2019. This decrease was partially offset by depreciation and amortization of additional assets resulting from the ITG Acquisition.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $13.8 million, or 201.3%, to $20.6 million for the three months ended June 30, 2019, compared to $6.8 million for the three months ended June 30, 2018. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases increased $63.4 million, or 3,569.5%, to $65.2 million for the three months ended June 30, 2019, compared to $1.8 million for the three months ended June 30, 2018. The increase in termination of office leases is due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue cost related to debt refinancing and prepayment. Debt issue costs related to debt refinancing decreased $3.7 million, or 155.9%, to $(1.3) million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018. The $(1.3) million includes $1.2 million of accelerated amortization of the related debt issuance costs from prepayment of long-term debt during the three months ended June 30, 2019, offset by a ($2.5) million decrease to the provisional debt issue costs previously accelerated in connection with the ITG Acquisition.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were $1.8 million for the three months ended June 30, 2019, consistent with the three months ended June 30, 2018.

Charges related to share based compensation at IPO. There were no charges related to share-based compensation at IPO for the three months ended June 30, 2019, due to the fact that certain Virtu Class B Interests and East MIP Class B Interests became fully vested. Such charges were $10 thousand for the three months ended June 30, 2018.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $15.9 million, or 84.7%, to $34.7 million for the three months ended June 30, 2019, compared to $18.8 million for the three months ended June 30, 2018. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes decreased $14.1 million, to $(11.1) million for the three months ended June 30, 2019, compared to $3.0 million for the three months ended June 30, 2018. The decrease was primarily due to a loss before income taxes and noncontrolling interest for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Total Revenues

Our total revenues decreased $401.7 million, or 35.1%, to $741.4 million for the six months ended June 30, 2019, compared to $1.1 billion for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in Trading income, net, of $201.3 million and a decrease in Other, net, of $333.7 million primarily due to gain on the sale of BondPoint to ICE of $337.6 million recognized in January 2018. These decreases were partially offset by an increase in

Commissions, net and technology services of $119.9 million which was primarily attributable to the results of ITG from the ITG Closing Date through June 30, 2019.

The following table shows the total revenues by segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(in thousands, except for percentage)	2019	2018	% Change
Market Making
Trading income, net	$460,689	$664,338	(30.7)%
Interest and dividends income	41,787	39,361	6.2%
Commissions, net and technology services	9,961	15,299	(34.9)%
Other, net	1,788	1,233	45.0%
Total revenues from Market Making	$514,225	$720,231	(28.6)%

Execution Services
Trading income, net	$2,774	$417	565.2%
Interest and dividends income	11,506	490	NM
Commissions, net and technology services	210,306	85,110	147.1%
Other, net	956	338,536	(100)%
Total revenues from Execution Services	$225,542	$424,553	(46.9)%

Corporate
Trading income, net	$—	$—	NM
Interest and dividends income	—	35	(100.0)%
Commissions, net and technology services	—	—	NM
Other, net	1,681	(1,640)	NM
Total revenues from Corporate	$1,681	$(1,605)	NM

Consolidated
Trading income, net	$463,463	$664,755	(30.3)%
Interest and dividends income	53,293	39,886	33.6%
Commissions, net and technology services	220,267	100,409	119.4%
Other, net	4,425	338,129	(98.7)%
Total revenues	$741,448	$1,143,179	(35.1)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $201.3 million, or 30.3%, to $463.5 million for the six months ended June 30, 2019, compared to $664.8 million for the six months ended June 30, 2018. The decrease was primarily attributable to the lack of volatility and low trading volume across major asset categories during the six months ended June 30, 2019 compared to the prior period. Rather than analyzing trading income, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income, together with interest and dividends income, interest and dividends expense and brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $13.4 million, or 33.6%, to $53.3 million for the six months ended June 30, 2019, compared to $39.9 million for the six months ended June 30, 2018. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $119.9 million, or 119.4%, to $220.3 million for the six months ended June 30, 2019, compared to $100.4 million for the six months ended June 30, 2018. The increase was primarily attributable to the ITG Acquisition, as ITG's entire business is included in our

Execution Services segment. The ITG Acquisition also brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services during the six months ended June 30, 2019.

Other, net. Other, net decreased $333.7 million, or 98.7%, to $4.4 million for the six months ended June 30, 2019, compared to $338.1 million for the six months ended June 30, 2018. The decrease was primarily due to the one-time transaction gain of $337.6 million on the sale of BondPoint to ICE in January 2018.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $75.4 million, or 13.9%, to $467.7 million for the six months ended June 30, 2019, compared to $543.2 million for the six months ended June 30, 2018. This decrease was primarily attributable to lower Trading income, net, driven by the lack of volatility and low trading volume across major asset categories during the six months ended June 30, 2019 compared to the prior period. The decrease in Trading income, net was partially offset by an increase in Commissions, net and technology services as a result of the ITG Acquisition. There were decreases in Trading income, net in Global Equities of $141.3 million, and in Global FICC, Options and Other of $38.1 million, from the Market Making segment. These decreases were partially offset by an increase of $103.2 million, or 194.7%, in the Execution Services segment. Adjusted Net Trading Income per day decreased $0.6 million, or 13.9%, to $3.7 million for the six months ended June 30, 2019, compared to $4.3 million for the six months ended June 30, 2018. The number of trading days was 125 for both the six months ended June 30, 2019, and 2018. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $199.2 million, or 31.9%, to $824.2 million for the six months ended June 30, 2019, compared to $625.0 million for the six months ended June 30, 2018. The increase in operating expenses was primarily due to the ITG Acquisition, which caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, decreased $21.2 million, or 13.2%, to $139.9 million for the six months ended June 30, 2019, compared to $161.1 million for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in volume we traded in Global Equities instruments and other asset categories, partially offset by increases due to the ITG Acquisition. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $2.0 million, or 2.1%, to $96.2 million for the six months ended June 30, 2019, compared to $98.3 million for the six months ended June 30, 2018. This decrease was primarily due to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions. The decrease was partially offset by the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $85.6 million, or 80.9%, to $191.5 million for the six months ended June 30, 2019, compared to $105.9 million for the six months ended June 30, 2018. The increase in compensation levels was primarily attributable to the increases in headcount subsequent to the ITG Acquisition. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $16.7 million, and $14.2 million for the six months ended June 30, 2019 and 2018, respectively.

Payments for order flow. Payments for order flow increased $15.1 million, or 47.0%, to $47.2 million for the six months ended June 30, 2019, compared to $32.1 million for the six months ended June 30, 2018, The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, including a new counterparty onboarded during 2019. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $13.6 million, or 19.8%, to $82.2 million for the six months ended June 30, 2019, compared to $68.6 million for the six months ended June 30, 2018. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions, as well as increased interest expense resulting from the ITG Acquisition. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $20.5 million, or 56.2%, to $56.9 million for the six months ended June 30, 2019, compared to $36.4 million for the six months ended June 30, 2018. The increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition, offset by on-going efforts to consolidate office premises and professional services.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 0.9%, to $31.3 million for the six months ended June 30, 2019, compared to $31.5 million for the six months ended June 30, 2018. This decrease was primarily attributable to lower depreciation due to write-offs of leasehold improvements and other fixed assets associated with abandoned office space during the second quarter of 2019, partially offset by depreciation and amortization of additional assets resulting from the ITG Acquisition.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $17.9 million, or 130.6%, to $31.5 million for the six months ended June 30, 2019, compared to $13.7 million for the six months ended June 30, 2018. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases increased $43.3 million, or 198.3%, to $65.2 million for the six months ended June 30, 2019, compared to $21.9 million six months ended June 30, 2018. The increase in termination of office leases is due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing and prepayment. Expense from debt issue costs related to debt refinancing and prepayment decreased $0.5 million, or 5.8%, to $7.9 million for the six months ended June 30, 2019, compared to $8.4 million for the six months ended June 30, 2018. The amount for the six months ended June 30, 2019 mainly reflects costs incurred related to the termination of the Senior Secured Term Loan Facility (as defined below) in the first quarter of 2019, while the amount for the six months ended June 30, 2018 reflects the accelerated amortization of debt issuance costs due to prepayments of $384.8 million on long term borrowings in the six months ended June 30, 2018.

Transaction advisory fees and expenses. Transaction advisory fees and expenses increased $7.7 million, or 82.9%, to $16.9 million for the six months ended June 30, 2019, compared to $9.2 million for the six months ended June 30, 2018. The increase was primarily attributable to the ITG Acquisition, for which we incurred significantly higher transaction advisory fees than those incurred in connection with the sale of BondPoint in January 2018.

Charges related to share based compensation at IPO. There were no charges related to share-based compensation at IPO for the six months ended June 30, 2019, due to the fact that certain Virtu Class B Interests and East MIP Class B Interests became fully vested. Such charges were $24 thousand for the six months ended June 30, 2018.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $19.7 million, or 51.9%, to $57.5 million for the six months ended June 30, 2019, compared to $37.8 million for the six months ended June 30, 2018. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes decreased $75.2 million to $(13.7) million for the six months ended June 30, 2019, compared to $61.5 million for the six months ended June 30, 2018. The decrease was primarily due to a loss before income taxes and noncontrolling interest for the six months ended June 30, 2019.

Liquidity and Capital Resources

General

As of June 30, 2019, we had $458.1 million in Cash and cash equivalents, and $39.5 million in Cash and securities segregated under regulations and other. These balances are maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2019, we had borrowings under our short-term credit facilities of approximately $156.9 million, borrowing under broker dealer facilities of $92.0 million, short-term bank overdrafts of $59.5 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,982.5 million. As of June 30, 2019, our regulatory capital requirements for domestic U.S. broker-dealer subsidiaries were $7.5 million, in aggregate.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime broker. For purposes of providing additional liquidity, we maintain an uncommitted credit facility and a revolving credit facility for three of our wholly-owned broker-dealer subsidiaries, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equityholders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize as a result of favorable tax attributes that will be available to us as a result of certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”), for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equityholders of Virtu Financial described in Note 6 “Tax Receivable Agreements” to the condensed consolidated financial statements included in Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q are expected to range from approximately $2.6 million to $19.9 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017 and our second payment of $12.4 million in September 2018. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equityholders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. We would expect any acceleration of these payments to be funded from the realized favorable tax attributes. However, if the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Credit Agreement or the indenture governing our Notes (as defined below) restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

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

Short-Term Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for details on our various credit facilities. As of June 30, 2019, the outstanding principal balance on our broker-dealer facilities was $92.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $156.9 million, which was netted within Receivables from broker-dealers and clearing organizations on the condensed consolidated statement of financial condition of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Company's Fourth Amended and Restated Credit Agreement and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. During the three months ended June 30, 2019, $50.0 million was repaid under the First Lien Term Loan Facility. As of June 30, 2019, $1,450 million was outstanding under the First Lien Term Loan Facility.

The term loan borrowings and revolver borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at our election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.50%, with a stepdown to 2.25% based on VFH's first lien leverage ratio, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.50%, with a stepdown to 3.25% based on VFH’s first lien leverage ratio. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The First Lien Revolving Facility under the Credit Agreement is subject to a springing net first lien leverage ratio which may spring into effect as of the last day of a fiscal quarter based on the usage of the aggregate revolving commitments as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

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

The Credit Agreement contains certain customary covenants and certain customary events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Credit Agreement.

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

We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2019.

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

We were in compliance with all applicable covenants under the indenture governing our Notes as of June 30, 2019.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
Net cash provided by (used in):	2019	2018
Operating activities	$(377,325)	$310,297
Investing activities	(864,384)	373,708
Financing activities	1,005,614	(553,778)
Effect of exchange rate changes on cash and cash equivalents	(2,391)	(3,047)
Net increase (decrease) in cash and cash equivalents	$(238,486)	$127,180

Operating Activities

Net cash used in operating activities was $377.3 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $310.3 million for the six months ended June 30, 2018. The decrease of $687.6 million in net cash used by operating activities was primarily attributable to lower trading income for the six months ended June 30, 2019 compared to the prior year period.

Investing Activities

Net cash used in investing activities was $864.4 million for the six months ended June 30, 2019, compared to net cash provided by investing activities of $373.7 million for the six months ended June 30, 2018. The decrease in cash provided by investment activities was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date, as well the $400.2 million proceeds received from the sale of BondPoint in January 2018. See Note 3 “ITG Acquisition” and Note 4 “Sale of BondPoint” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Financing Activities

Net cash provided by financing activities was $1,005.6 million for the six months ended June 30, 2019, while net cash used in financing activities was $553.8 million for the six months ended June 30, 2018. The increase in cash provided of $1,559.4 million compared to the prior year period was primarily attributable to $1,500.0 million of proceeds from long term borrowings, offset by $400.0 million of repayments on the Senior Secured Term Loan Facility and $50.0 million of prepayments on the First Lien Term Loan Facility. In addition, cash provided by short-term borrowings increased approximately $101.2 million, primarily attributable to the increase in short-term bank loans in the form of overdrafts.

Share Repurchase Program

On February 8, 2018, the Company’s board of directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units, which was expanded to $100.0 million on July 27, 2018. The stock and common units repurchase program expires on September 30, 2019. Since the inception of the program, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. At June 30, 2019, the Company has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

In May 2019, the Company completed a public offering (the “May 2019 Secondary Offering”) of 9,000,000 shares of Class A Common Stock at a purchase price per share paid by the underwriters of $22.00, the net proceeds of which were used to purchase an equivalent number of Virtu Financial Units and corresponding shares of Class D Common Stock from TJMT Holdings LLC pursuant to that certain Member Purchase Agreement, entered into on May 14, 2019 by and between the Company and TJMT Holdings LLC.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of June 30, 2019, and December 31, 2018, or on our results of operations and cash flows for the three and six months ended June 30, 2019 and 2018.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

We are currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2018, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

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

Our on-exchange market making activities are not dependent on the direction of any particular market and are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our on-exchange market making strategies involve continuously quoting two-sided markets in various financial instruments with the intention of profiting by capturing the spread between the bid and offer price. If another market participant executes against the strategy’s bid or offer by crossing the spread, the strategy will attempt to lock in a return by either exiting the position or hedging in one or more different correlated instruments that represent economically equivalent value to the primary instrument. Such primary or hedging instruments include but are not limited to securities and derivatives such as: common shares, exchange traded products, American Depositary Receipts (“ADRs”), options, bonds, futures, spot currencies and commodities. Substantially all of the financial instruments we trade are liquid and can be liquidated within a short time frame at low cost.

The market making activities, where we interact with customers, involve taking on position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Company's Chief Risk Officer , the independent risk group and senior management.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2019 and December 31, 2018 was $3.1 billion and $2.6 billion, respectively, in long positions and $2.7 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our condensed consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 27.6% and 15.5% of our revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 23.7% and 10.7% for the six months ended June 30, 2019 and 2018, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the above-mentioned foreign exchange rates would have resulted in decreases in revenues of $10.4 million and $5.1 million for the three months ended June 30, 2019 and 2018, respectively, and $17.6 million and $12.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, the Company’s board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. The Company now has approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. Pursuant to the program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. The Company had no repurchases of its Class A Common Stock under the Company's share repurchase program during the six months ended June 30, 2019. Total share repurchases for the six months ended June 30, 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	208,610	26.43	—	$34,138,832

February 1, 2019 - February 28, 2019
Class A Common Stock / Virtu Financial Units repurchases	4,653	25.15	—	34,138,832

March 1, 2019 - March 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	111,932	24.72	—	34,138,832

April 1, 2019 - April 30, 2019
Class A Common Stock / Virtu Financial Units repurchases	21,413	24.58	—	34,138,832
Class C Common Stock/ Virtu Financial Units repurchases	3,584	26.66	—

May 1, 2019 - May 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	27,814	23	—	34,138,832

June 1, 2019 - June 30, 2019
Class A Common Stock / Virtu Financial Units repurchases	41,625	22.02	—	34,138,832

Total Common Stock / Virtu Financial Unit repurchases	419,631	$24.03	—	$34,138,832
(1) Includes the repurchase of 416,047 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the six months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Underwriting Agreement, dated May 14, 2019, by and among Virtu Financial, Inc., Virtu Financial LLC and the Underwriters (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 001-37352), filed on May 17, 2019.

10.2
Purchase Agreement, dated May 14, 2019, by and among Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37352), filed on May 17, 2019.

10.3
Lock-up Agreement, dated May 14, 2019, entered into by Vincent Viola (incorporated herein by reference to Exhibit 99.15 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 21, 2019).

10.4
Lock-up Agreement, dated May 14, 2019, entered into by Michael T. Viola (incorporated herein by reference to Exhibit 99.15 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 21, 2019).

10.5
Lock-up Agreement, dated May 14, 2019, entered into by TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.15 to the Report on Schedule 13D of Vincent Viola (File No. 005-89306), filed on May 21, 2019).

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

Virtu Financial, Inc.

DATE:	August 9, 2019	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 9, 2019	By:	/s/ Joseph Molluso
Joseph Molluso
Chief Financial Officer