Form 10-Q
period 2019-09-30
Virtu Financial, Inc.
filed 2019-11-08
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

(212) 418-0100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIRT	The NASDAQ Stock Market LLC

Class of Stock	Shares outstanding as of November 8, 2019
Class A common stock, par value $0.00001 per share	117,735,981
Class C common stock, par value $0.00001 per share	12,904,525
Class D common stock, par value $0.00001 per share	60,091,740
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

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$372,710	$729,547
Cash restricted or segregated under regulations and other	22,109	6,500
Securities borrowed	1,578,941	1,399,684
Securities purchased under agreements to resell	18,805	15,475
Receivables from broker-dealers and clearing organizations	1,563,731	1,101,449
Trading assets, at fair value:
Financial instruments owned	1,753,886	1,848,806
Financial instruments owned and pledged	920,950	791,115
Receivables from customers	267,108	10,567
Property, equipment and capitalized software (net of accumulated depreciation of $441,215 and $323,718 as of September 30, 2019 and December 31, 2018, respectively)	117,236	113,322
Operating lease right-of-use assets	305,116	—
Goodwill	1,195,477	836,583
Intangibles (net of accumulated amortization of $199,080 and $148,644 as of September 30, 2019 and December 31, 2018, respectively)	513,153	83,989
Deferred tax assets	247,612	200,359
Other assets ($49,312 and $48,273, at fair value, as of September 30, 2019 and December 31, 2018, respectively)	309,911	243,582
Total assets	$9,186,745	$7,380,978

Liabilities and equity
Liabilities
Short-term borrowings	$94,888	$15,128
Securities loaned	1,093,321	1,130,039
Securities sold under agreements to repurchase	281,783	281,861
Payables to broker-dealers and clearing organizations	1,024,549	567,441
Payables to customers	118,259	10,860
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,248,932	2,475,395
Tax receivable agreement obligations	256,700	214,403
Deferred tax liabilities	65,861	—
Accounts payable, accrued expenses and other liabilities	395,987	284,115
Operating lease liabilities	375,390	—
Long-term borrowings	1,934,358	907,037
Total liabilities	7,890,028	5,886,279

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 119,894,982 and 108,955,048 shares, Outstanding — 117,716,211 and 106,776,277 shares at September 30, 2019 and December 31, 2018, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2019 and December 31, 2018, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 12,904,525 and 13,749,886 shares at September 30, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 69,091,740 shares at September 30, 2019 and December 31, 2018, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at September 30, 2019 and December 31, 2018, respectively	(55,005)	(55,005)
Additional paid-in capital	1,070,123	1,010,468
Retained earnings (accumulated deficit)	(40,120)	96,513
Accumulated other comprehensive income (loss)	(5,986)	(82)

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2019	December 31, 2018
Total Virtu Financial Inc. stockholders' equity	969,014	1,051,896
Noncontrolling interest	327,703	442,803
Total equity	1,296,717	1,494,699

Total liabilities and equity	$9,186,745	$7,380,978

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenues:
Trading income, net	$220,148	$235,699	$683,611	$900,454
Interest and dividends income	23,352	21,451	76,645	61,337
Commissions, net and technology services	139,627	40,252	359,894	140,661
Other, net	2,237	(2,279)	6,662	335,851
Total revenue	385,364	295,123	1,126,812	1,438,303

Operating Expenses:
Brokerage, exchange and clearance fees, net	74,315	68,638	214,219	229,779
Communication and data processing	59,767	39,516	156,004	137,793
Employee compensation and payroll taxes	90,595	44,827	282,135	150,723
Payments for order flow	24,474	18,283	71,671	50,381
Interest and dividends expense	34,546	32,566	116,739	101,199
Operations and administrative	28,357	17,254	85,232	53,671
Depreciation and amortization	17,598	16,012	48,859	47,558
Amortization of purchased intangibles and acquired capitalized software	18,908	6,367	50,436	20,042
Termination of office leases	1,278	1,440	66,490	23,300
Debt issue cost related to debt refinancing and prepayment	—	3,347	7,894	11,727
Transaction advisory fees and expenses	7,163	(261)	24,074	8,985
Charges related to share based compensation at IPO	—	—	—	24
Financing interest expense on long-term borrowings	34,191	17,709	91,669	55,536
Total operating expenses	391,192	265,698	1,215,422	890,718
Income (loss) before income taxes and noncontrolling interest	(5,828)	29,425	(88,610)	547,585
Provision for (benefit from) income taxes	(644)	13,815	(14,322)	75,330
Net income (loss)	(5,184)	15,610	(74,288)	472,255
Noncontrolling interest	872	(6,998)	33,412	(263,682)

Net income (loss) available for common stockholders	$(4,312)	$8,612	$(40,876)	$208,573

Earnings (loss) per share
Basic	$(0.04)	$0.08	$(0.38)	$2.07
Diluted	$(0.04)	$0.08	$(0.38)	$2.04

Weighted average common shares outstanding
Basic	117,548,769	106,692,034	112,602,934	99,038,084
Diluted	117,548,769	107,128,206	112,602,934	100,468,860

Net income (loss)	$(5,184)	$15,610	$(74,288)	$472,255
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	(7,197)	(666)	(10,057)	(3,713)
Comprehensive income (loss)	(12,381)	14,944	(84,345)	468,542
Less: Comprehensive income (loss) attributable to noncontrolling interest	3,598	(6,708)	37,221	(262,239)
Comprehensive income (loss) attributable to common stockholders	$(8,783)	$8,236	$(47,124)	$206,303

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	965,421	—	—	—	—	—	—	—	30,764	—	—	30,764	—	30,764
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(325,195)	—	—	—	—	—	—	—	—	(8,805)	—	(8,805)	—	(8,805)
Stock options exercised	86,224	—	—	—	—	—	—	—	859	—	—	859	—	859
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,673)	—	(6,673)	(6,946)	(13,619)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)	(1,608)	(3,744)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,196)	(37,196)
Dividends	—	—	—	—	—	—	—	—	—	(26,312)	—	(26,312)	—	(26,312)
Issuance of common stock in connection with employee exchanges	240,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(240,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	109,921,498	$1	13,509,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,042,091	$54,723	$(2,218)	$1,039,593	$397,053	$1,436,646
Share based compensation	257,750	—	—	—	—	—	—	—	16,443	—	—	16,443	—	16,443
Repurchase of Class C common stock	—	—	(3,584)	—	—	—	—	—	—	(96)	—	(96)	—	(96)
Treasury stock purchases	(90,852)	—	—	—	—	—	—	—	—	(2,093)	—	(2,093)	—	(2,093)
Stock option exercised	35,120	—	—	—	—	—	—	—	72	—	—	72	—	72
Net income (loss)	—	—	—	—	—	—	—	—	—	(29,891)	—	(29,891)	(25,594)	(55,485)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	548	548	336	884
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(14,891)	(14,891)
Dividends	—	—	—	—	—	—	—	—	—	(28,592)	—	(28,592)	—	(28,592)
Issuance of common stock in connection with employee exchanges	367,900	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(367,900)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(644)	—	—	(644)	—	(644)
Balance at June 30, 2019	119,491,416	$1	13,138,402	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,057,587	$(5,949)	$(1,670)	$994,965	$356,904	$1,351,869
Share based compensation	227,579	—	—	—	—	—	—	—	12,536	—	—	12,536	—	12,536
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(57,890)	—	—	—	—	—	—	—	—	(1,167)	—	(1,167)	—	(1,167)
Stock option exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	(4,312)	—	(4,312)	(872)	(5,184)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,316)	(4,316)	(2,881)	(7,197)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(25,448)	(25,448)
Dividends	—	—	—	—	—	—	—	—	—	(28,692)	—	(28,692)	—	(28,692)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	233,877	—	—	—	—	—	—	—	—	—	—	—	—	—

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Issuance of Common Stock in connection with secondary offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(233,877)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	119,894,982	$1	12,904,525	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,070,123	$(40,120)	$(5,986)	$969,014	$327,703	$1,296,717

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	744,536	—	—	—	—	—	—	—	16,632	—	—	16,632	—	16,632
Repurchase of Class C common stock	—	—	(18,154)	—	—	—	—	—	—	(332)	—	(332)	—	(332)
Treasury stock purchases	—	—	—	—	—	—	(558,084)	(14,444)	—	—	—	(14,444)	—	(14,444)
Stock options exercised	732,000	—	—	—	—	—	—	—	13,908	—	—	13,908	—	13,908
Net income	—	—	—	—	—	—	—	—	—	174,751	—	174,751	235,271	410,022
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,241	1,241	1,288	2,529
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(99,038)	(99,038)
Dividends	—	—	—	—	—	—	—	—	—	(22,380)	—	(22,380)	—	(22,380)
Issuance of common stock in connection with employee exchanges	795,521	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(795,521)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	92,687,589	$1	17,066,564	$—	79,610,490	$1	(1,175,007)	$(25,485)	$931,286	$89,910	$4,232	$999,945	$458,530	$1,458,475
Share based compensation	(150,000)	—	—	—	—	—	—	—	6,011	—	—	6,011	—	6,011
Repurchase of Class C common stock	—	—	(22,601)	—	—	—	—	—	—	(756)	—	(756)	—	(756)
Treasury stock purchases	—	—	—	—	—	—	(1,003,764)	(29,520)	—	—	—	(29,520)	—	(29,520)
Stock option exercised	3,317,057	—	—	—	—	—	—	—	63,024	—	—	63,024	—	63,024
Net income	—	—	—	—	—	—	—	—	—	25,209	—	25,209	21,413	46,622
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,135)	(3,135)	(2,441)	(5,576)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(66,575)	(66,575)
Dividends	—	—	—	—	—	—	—	—	—	(25,930)	—	(25,930)	—	(25,930)
Issuance of common stock in connection with employee exchanges	2,712,696	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(710)	—	—	(710)	—	(710)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(2,712,696)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(3,439)	—	—	(3,439)	—	(3,439)

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at June 30, 2018	109,086,092	$1	14,331,267	$—	69,091,740	$1	(2,178,771)	$(55,005)	$996,172	$88,433	$1,097	$1,030,699	$410,927	$1,441,626
Share based compensation	75,979	—	—	—	—	—	—	—	6,065	—	—	6,065	—	6,065
Repurchase of Class C common stock	—	—	(330,136)	—	—	—	—	—	—	(7,128)	—	(7,128)	—	(7,128)
Treasury stock purchases	(664,450)	—	—	—	—	—	—	—	—	(14,254)	—	(14,254)	—	(14,254)
Stock option exercised	9,616	—	—	—	—	—	—	—	(178)	—	—	(178)	—	(178)
Net income	—	—	—	—	—	—	—	—	—	8,612	—	8,612	6,998	15,610
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(376)	(376)	(290)	(666)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(30,448)	(30,448)
Dividends	—	—	—	—	—	—	—	—	—	(26,017)	—	(26,017)	—	(26,017)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2018	108,507,237	$1	14,001,131	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,002,059	$49,646	$721	$997,423	$387,187	$1,384,610
See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(74,288)	$472,255

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,859	47,558
Amortization of purchased intangibles and acquired capitalized software	50,436	20,042
Debt issue cost related to debt refinancing and prepayment	7,896	10,645
Amortization of debt issuance costs and deferred financing fees	9,513	7,973
Termination of office leases	66,490	23,300
Share based compensation	55,690	22,537
Reserve for legal matters	—	1,620
Write-down of assets	—	3,221
Connectivity early termination	—	7,062
Deferred taxes	11,595	8,818
Gain on sale of businesses	—	(335,211)
Other	1,229	69
Changes in operating assets and liabilities (1):
Securities borrowed	(166,075)	165,383
Securities purchased under agreements to resell	(3,330)	(10,014)
Receivables from broker-dealers and clearing organizations	(134,170)	(143,746)
Trading assets, at fair value	(34,392)	(214,131)
Receivables from customers	(133,844)	18,087
Other assets	(31,740)	94,851
Securities loaned	(54,381)	45,458
Securities sold under agreements to repurchase	(78)	(89,404)
Payables to broker-dealers and clearing organizations	305,065	236,138
Payables to customers	(9,020)	(28,875)
Trading liabilities, at fair value	(226,474)	13,496
Accounts payable, accrued expenses and other liabilities	(35,203)	(63,621)
Net cash provided by (used in) operating activities	(346,222)	313,511

Cash flows from investing activities
Development of capitalized software	(25,638)	(18,431)
Acquisition of property and equipment	(17,101)	(18,715)
Proceeds from sale of telecommunication assets	—	600
Proceeds from sale of BondPoint	—	400,192
ITG Acquisition, net of cash acquired, described in Note 3	(835,581)	—
Investment in joint ventures	(4,500)	—
Net cash provided by (used in) investing activities	(882,820)	363,646

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(77,535)	(196,061)
Dividends	(83,596)	(74,327)
Repurchase of Class C common stock	(96)	(8,216)
Purchase of treasury stock	(12,065)	(58,218)
Stock options exercised	931	76,754
Short-term borrowings, net	63,748	(15,000)
Proceeds from long-term borrowings	1,492,500	—
Repayment of long term borrowings	(450,000)	(500,000)
Tax receivable agreement obligations	—	(12,359)
Debt issuance costs	(35,702)	(2,261)
Issuance of common stock in connection with secondary offering, net of offering costs	(375)	(710)
Net cash provided by (used in) financing activities	897,810	(790,398)

Effect of exchange rate changes on cash and cash equivalents	(9,996)	(3,713)

	Nine Months Ended September 30,
(in thousands)	2019	2018

Net increase (decrease) in cash and cash equivalents	(341,228)	(116,954)
Cash and cash equivalents beginning of period	736,047	532,887
Cash and cash equivalents, end of period	$394,819	$415,933

Supplementary disclosure of cash flow information
Cash paid for interest	$127,477	$89,102
Cash paid for taxes	5,003	84,337

Non-cash investing activities
Share based compensation to developers relating to capitalized software	1,434	2,055
Non-cash financing activities
Tax receivable agreement described in Note 6	(644)	—

(1) Net of ITG Acquisition; see Note 3

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2019, VFI owned approximately 62.1% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, at over 235 venues, in 36 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income and myriad other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

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

Virtu Financial’s principal subsidiaries include Virtu Financial BD LLC (“VFBD”), Virtu Americas LLC (“VAL”), Virtu ITG LLC (“VITG”), Virtu Alternet Securities LLC (“VALT”) and Virtu Financial Capital Markets LLC (“VFCM”, collectively with VFBD, VAL, VITG, and VALT, the “broker-dealers”), which are self-clearing U.S. broker-dealers. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

As discussed in Note 3 “ITG Acquisition”, the Company has accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company’s existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Acquisition reflect ITG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended September 30, 2019 comprise our results and the results of ITG for the entire applicable period. The financial results for the nine months ended September 30, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through September 30, 2019. All periods prior to the ITG Closing Date comprise solely our results.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company's condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, income tax, leases, litigation accruals, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

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

Cash restricted or segregated under regulations and other represents (i) special reserve bank accounts for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by VAL and VITG in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or proprietary accounts of broker-dealers, (ii) funds on deposit for Canadian and European trade clearing and settlement activity, (iii) segregated balances under a collateral account control agreement for the benefit of certain customers in Hong Kong, and (iv) funds relating to the securitization of bank guarantees supporting certain of the Company’s foreign leases.

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

Receivables from/Payables to Broker-dealers and Clearing Organizations

Receivables from and payables to broker-dealers and clearing organizations primarily represent amounts due for unsettled trades, open equity in futures transactions, securities failed to deliver or failed to receive, deposits with clearing organizations or exchanges, and balances due from or due to prime brokers in relation to the Company’s trading. Amounts receivable from broker-dealers and clearing organizations may be restricted to the extent that they serve as deposits for securities sold, not yet purchased. The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

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

Capitalized Software

The Company capitalizes costs of materials, consultants, and payroll and payroll related costs for employees incurred in developing internal-use software and software to be sold, leased, or marketed. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2019, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

Intangible Assets

The Company amortizes finite-lived intangible assets over their estimated useful lives. Finite-lived intangible assets are tested for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange memberships acquired in connection with the Acquisition of KCG and the ITG Acquisition were recorded at their fair values on the dates of acquisition. Exchange stock includes shares that entitle the Company to certain trading privileges. The Company’s exchange memberships and stock are included in Intangibles in the condensed consolidated statements of financial condition.

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

The Company provides order management software (“OMS”) and related software products and connectivity services to customers and recognizes license fee revenues and monthly connectivity fees. License fee revenues, generated for the use of the Company’s OMS and other software products, is fixed and recognized at the point in time at which the customer is able to use and benefit from the license. Connectivity revenue is variable in nature, based on the number of live connections, and is recognized over time on a monthly basis using a time-based measure of progress.

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

The Company may seek to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the condensed consolidated statements of financial condition and Cumulative translation adjustment, net of tax, on the condensed consolidated statements of comprehensive income. The ineffective portion, if any, is recorded in Other, net on the condensed consolidated statements of operations.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG. Upon the Acquisition of KCG, KCG was required to relinquish its ownership in the JV. As of September 30, 2019, each of the parties owns approximately 10% of the voting shares and 10% of the equity of this JV. In addition, as a result of the Acquisition of KCG, the Company owns 50% of the voting shares and 50% of the equity of another JV. These two JVs build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties.

The Company also has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2019, the Company held approximately a 10% indirect minority stake in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$17,520	$—	$17,520	$52,995

The following table presents the Company’s nonconsolidated VIEs at December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,254	$—	$18,254	$49,450

Accounting Pronouncements, Recently Adopted

Revenue Recognition - In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For a discussion of the impact of the standard on the Company’s revenues as well as the additional disclosures required by the new standard, see Note 13 “Revenues from Contracts with Customers”.

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

Accounting Pronouncements, Not Yet Adopted as of September 30, 2019

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

The Company is currently in the process of identifying and developing the changes to the Company’s existing models and processes that will be required under CECL. As of September 30, 2019, the ASU is expected to impact only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/ lending transactions) and receivables from customers, broker-dealers and clearing organizations, and therefore the Company expects the ASU to have a limited impact on its financial condition, results of operations and cash flows. However, the ultimate impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

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

Accounting treatment of the ITG Acquisition

The ITG Acquisition has been accounted for as a business combination pursuant to ASC 805, Business Combinations by the Company using the acquisition method of accounting. Under the acquisition method, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the ITG Closing Date reflect ITG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the three and nine months ended September 30, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through September 30, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

Certain former ITG management employees were terminated upon the ITG Acquisition, and as a result were paid an aggregate of $17.6 million pursuant to their existing employment contracts and arrangements. This amount has been recognized as an expense by the Company and is included in Employee compensation and payroll taxes in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2019.

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

The amounts in the table below represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the ITG Closing Date. An adjustment to the provisional fair value of Accounts Payable and accrued expenses and other liabilities was recorded during the three months ended September 30, 2019 to reflect the settlement of a legal matter (see Note 15 “Commitments, Contingencies and Guarantees”). Further adjustments during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the ITG Closing Date:

(in thousands)	June 30, 2019	Measurement Period	September 30, 2019
Cash and equivalents	$197,072	$—	$197,072
Cash and securities segregated under federal regulations	14,232	—	14,232
Securities borrowed	13,182	—	13,182
Receivables from broker dealers and clearing organizations	328,112	—	328,112
Financial instruments owned, at fair value	523	—	523
Receivables from customers	122,697	—	122,697
Property, equipment and capitalized software (net)	46,408	—	46,408
Intangibles	479,600	—	479,600
Deferred tax assets	17,221	—	17,221
Operating lease right-of-use assets	87,236	—	87,236
Other assets	36,053	—	36,053
Total Assets	1,342,336	—	1,342,336

Short-term borrowings	18,651	—	18,651
Securities loaned	17,663	—	17,663
Payables to broker dealers and clearing organizations	152,043	—	152,043
Payables to customers	116,419	—	116,419
Financial instruments sold, not yet purchased, at fair value	11	—	11
Accounts payable and accrued expenses and other liabilities	180,227	(1,479)	178,748
Operating lease liabilities	104,983	—	104,983
Deferred tax liabilities	65,888	—	65,888
Total Liabilities	655,885	(1,479)	654,406

Total identified assets acquired, net of assumed liabilities	686,451	1,479	687,930

Goodwill	360,434	(1,479)	358,955

Total Purchase Price	$1,046,885	$—	$1,046,885

Amounts preliminarily allocated to intangible assets, the amortization period and goodwill were as follows:

(in thousands)	Amount	Amortization Years
Technology	$93,000	5
Customer relationships	383,000	10
Trade names	3,600	3
Intangible assets	479,600
Goodwill	358,955
Total	$838,555

The total Goodwill of $359.0 million has been assigned to the Execution Services segment. Such goodwill is attributable to the expansion of product offerings and expected synergies of the combined workforce, products and technologies of the Company and ITG.

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

Pro forma results

Included in the Company’s results for the three and nine months ended September 30, 2019 are results from the business acquired as a result of the ITG Acquisition, from the ITG Closing Date through September 30, 2019 as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues	$100,114	$242,175
Income (loss) before income taxes	(8,657)	(58,730)

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

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ITG for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$385,365	$295,124	$1,202,071	$1,698,264

Net income (loss)	1,482	3,097	(69,408)	383,941

Net income (loss) available for common stockholders	(681)	2,801	(38,191)	169,569

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

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousands)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income (loss) before income taxes and noncontrolling interest	$(5,828)	$29,425	$(88,610)	$547,585
Provision for (benefit from) income taxes	(644)	13,815	(14,322)	75,330
Net income (loss)	(5,184)	15,610	(74,288)	472,255

Noncontrolling interest	872	(6,998)	33,412	(263,682)

Net income (loss) available for common stockholders	$(4,312)	$8,612	$(40,876)	$208,573

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2019	2018	2019	2018
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$(4,312)	$8,612	$(40,876)	$208,573
Less: Dividends and undistributed earnings allocated to participating securities	(461)	(418)	(1,368)	(4,029)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	(4,773)	8,194	(42,244)	204,544

Weighted average shares of common stock outstanding:
Class A	117,548,769	106,692,034	112,602,934	99,038,084

Basic earnings (loss) per share	$(0.04)	$0.08	$(0.38)	$2.07

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2019	2018	2019	2018
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$(4,773)	$8,194	$(42,244)	$204,544

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	117,548,769	106,692,034	112,602,934	99,038,084
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan (1)	—	436,172	—	1,430,776
	117,548,769	107,128,206	112,602,934	100,468,860

Diluted earnings (loss) per share	$(0.04)	$0.08	$(0.38)	$2.04

(1)
The dilutive impact excludes from the computation of earnings (loss) per share for the three and nine months ended September 30, 2019, respectively, 205,683 and 574,047 unexercised stock options and 221,837 and 264,866 restricted stock units issuable pursuant to Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan because the inclusion of the options and restricted stock units would have been anti-dilutive.

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

As a result of the reduction in the U.S. corporate income tax rate as described below, the aforementioned deferred tax asset and related payment liability were subsequently reduced as described below. The amounts recorded as of September 30, 2019 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

At December 31, 2017, the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million due to the change in the corporate income tax rate. At September 30, 2019 and December 31, 2018, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $195.7 million and $167.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $256.7 million and $214.4 million, respectively.

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

7. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2019 and December 31, 2018, the Company’s total amount of goodwill recorded was $1,195.5 million and $836.6 million, respectively. The Company recognized $359.0 million of goodwill in connection with the ITG Acquisition, which was recorded in the Execution Services segment. No goodwill impairment was recognized during the three and nine months ended September 30, 2019 and 2018.

The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2018	$755,292	$81,291	$—	$836,583
Goodwill recognized in ITG Acquisition	—	358,955	—	358,955
Currency translation adjustment	—	(61)	—	(61)
Balance as of September 30, 2019	$755,292	$440,185	$—	$1,195,477

As of September 30, 2019 and December 31, 2018, the Company's total amount of intangible assets recorded was $513.2 million and $84.0 million, respectively. The Company acquired $479.6 million of intangible assets in connection with the ITG Acquisition. Acquired intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	743	207		9
ETF buyer relationships	950	743	207		9
Technology	153,000	53,746	99,254	1	to	6
Customer relationships	432,000	31,312	400,688	10	to	12
Trade name	3,600	700	2,900		3
Favorable occupancy leases	5,895	1,836	4,059	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$712,233	$199,080	$513,153

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	665	285		9
ETF buyer relationships	950	665	285		9
Technology	60,000	30,185	29,815	1	to	6
Customer relationships	49,000	5,905	43,095		12
Favorable occupancy leases	5,895	1,224	4,671	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$232,633	$148,644	$83,989

Amortization expense relating to finite-lived intangible assets was approximately $18.9 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively, and $50.4 million and $20.0 million for the nine months ended September 30, 2019 and 2018, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying condensed consolidated statements of comprehensive income.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Assets
Due from prime brokers	$251,375	$302,152
Deposits with clearing organizations	251,290	84,509
Net equity with futures commission merchants	234,583	294,884
Unsettled trades with clearing organization	513,325	193,544
Securities failed to deliver	304,937	218,663
Commissions and fees	8,221	7,697
Total receivables from broker-dealers and clearing organizations	$1,563,731	$1,101,449
Liabilities
Due to prime brokers	$255,443	$354,300
Net equity with futures commission merchants	56,706	47,998
Unsettled trades with clearing organization	537,230	90,021
Securities failed to receive	173,662	73,547
Commissions and fees	1,508	1,575
Total payables to broker-dealers and clearing organizations	$1,024,549	$567,441

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 “Borrowings”) of approximately $133.4 million and $184.6 million as of September 30, 2019 and December 31, 2018, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2019 and December 31, 2018, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at September 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	September 30, 2019	December 31, 2018
Securities received as collateral:
Securities borrowed	$1,526,350	$1,361,635
Securities purchased under agreements to resell	18,796	15,475
	$1,545,146	$1,377,110

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Equities	$878,727	$748,846
Exchange traded notes	42,223	42,269
	$920,950	$791,115

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

On November 3, 2017, the Company entered into the second credit facility (the “Committed Facility”) with the same financial institution for an aggregate borrowing limit of $500 million. The Committed Facility was subsequently amended and restated March 1, 2019 to increase the borrowing limit to $600 million and to enable a broker-dealer subsidiary of ITG as a borrower thereunder. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Each of the broker-dealers has a sublimit under Borrowing Base A Loan, from $300 million to $600 million, which bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Each of the broker-dealers has a sublimit under Borrowing Base B Loan, from $40 million to $150 million, which bears interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the condensed consolidated statement of financial condition.

	At September 30, 2019
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.83%	$200,000	$30,000	$(1,256)	$28,744
Committed facility	3.27%	600,000	7,000	(2,550)	4,450
		$800,000	$37,000	$(3,806)	$33,194

	At December 31, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.40%	$200,000	$10,000	$(832)	$9,168
Committed facility	3.75%	500,000	7,000	(1,040)	5,960
		$700,000	$17,000	$(1,872)	$15,128

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying condensed consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Broker-dealer credit facilities:
Uncommitted facility	$327	$428	$688	$1,458
Committed facility	138	60	393	212
	$465	$488	$1,081	$1,670

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2019, there was $62.4 million outstanding under these facilities at a weighted average interest rate of approximately 0.2% associated with international settlement activities. These short-term bank loan balances are included within Short-term borrowings on the condensed consolidated statement of financial condition.

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

	At September 30, 2019
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	4.66%	$526,000	$133,411
		$526,000	$133,411

	At December 31, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	5.03%	$566,000	$184,608
		$566,000	$184,608

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the condensed consolidated statements of financial condition.

Interest expense in relation to the facilities was approximately $1.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $5.3 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	6.04%	$1,450,000	$(6,643)	$(27,427)	$1,415,930
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(13,949)	486,051
SBI bonds	January 2020	5.00%	32,383	—	(6)	32,377
			$1,982,383	$(6,643)	$(41,382)	$1,934,358

		At December 31, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Facility	December 2021	5.55%	$400,000	$(332)	$(6,704)	$392,964
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(17,811)	482,189
SBI bonds	January 2020	5.00%	31,908	—	(24)	31,884
			$931,908	$(332)	$(24,539)	$907,037

Credit Agreement

As described in Note 3 “ITG Acquisition”, in connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provides (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Existing Term Loan Facility (as defined below) and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. During the nine months ended September 30, 2019, $50.0 million was repaid under the First Lien Term Loan Facility. As of September 30, 2019, $1,450 million was outstanding under the First Lien Term Loan Facility. As described in Note 23 "Subsequent Events", the Credit Agreement was amended as of October 9, 2019 and VFH borrowed an additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes (as defined below).

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

The Indenture imposes certain limitations on the Company, and contains certain customary events of default, including, among others, payment defaults related to the failure to pay principal or interest on the Notes, covenant defaults, final maturity default or cross-acceleration with respect to material indebtedness and certain bankruptcy events. The gross proceeds from the Notes were deposited into a segregated escrow account with an escrow agent. The proceeds were released from escrow as of the KCG Closing Date and were used to finance, in part, the Acquisition of KCG, and to repay certain indebtedness of the Company and KCG. As described in Note 23 "Subsequent Events", the Credit Agreement was amended as of October 9, 2019 and VFH borrowed an additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes and the Indenture was fully terminated following such redemption.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in other, net in the condensed consolidated statements of comprehensive income. The principal balance was ¥3.5 billion ($32.4 million) as of September 30, 2019 and ¥3.5 billion ($31.9 million) as of December 31, 2018. The Company recorded a loss of $0.1 million and a loss of $0.9 million due to the change in currency rates during the three months ended September 30, 2019 and 2018, respectively, and a gain of $0.4 million and a loss of $0.3 million during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2019
2019	$—
2020	47,383
2021	15,000
2022	515,000
2023 and thereafter	1,405,000
Total principal of long-term borrowings	$1,982,383

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

There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2019 and 2018.

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2019:

	September 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$624,354	$884,159	$—	$—	$1,508,513
U.S. and Non-U.S. government obligations	67,503	15,640	—	—	83,143
Corporate Bonds	—	131,921	—	—	131,921
Exchange traded notes	947	14,864	—	—	15,811
Currency forwards	—	747,197	—	(735,762)	11,435
Options	3,063	—	—	—	3,063
	695,867	1,793,781	—	(735,762)	1,753,886

Financial instruments owned, pledged as collateral:
Equity securities	473,489	405,238	—	—	878,727
Exchange traded notes	6,197	36,026	—	—	42,223
	479,686	441,264	—	—	920,950

Other Assets
Equity investment	—	—	46,280	—	46,280
Exchange stock	3,032	—	—	—	3,032
	3,032	—	46,280	—	49,312

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	960,521	1,128,344	—	—	2,088,865
U.S. and Non-U.S. government obligations	32,836	1,673	—	—	34,509
Corporate Bonds	—	89,715	—	—	89,715
Exchange traded notes	80	32,688	—	—	32,768
Currency forwards	—	750,209	—	(750,209)	—
Options	3,075	—	—	—	3,075
	$996,512	$2,002,629	$—	$(750,209)	$2,248,932

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2018:

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$587,680	$1,022,221	$—	$—	$1,609,901
U.S. and Non-U.S. government obligations	91,466	14,547	—	—	106,013
Corporate Bonds	—	87,500	—	—	87,500
Exchange traded notes	3,396	27,966	—	—	31,362
Currency forwards	—	2,792,373	—	(2,790,242)	2,131
Options	11,899	—	—	—	11,899
	694,441	3,944,607	—	(2,790,242)	1,848,806
Financial instruments owned, pledged as collateral:
Equity securities	389,810	359,036	—	—	748,846
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	6,968	35,301	—	—	42,269
	396,778	394,337	—	—	791,115
Other Assets
Equity investment	—	—	45,856	—	45,856
Exchange stock	2,417	—	—	—	2,417
	2,417	—	45,856	—	48,273
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	931,992	1,336,338	—	—	2,268,330
U.S. and Non-U.S. government obligations	112,058	3,054	—	—	115,112
Corporate Bonds	—	40,123	—	—	40,123
Exchange traded notes	371	39,613	—	—	39,984
Currency forwards	—	2,720,749	—	(2,719,954)	795
Options	11,051	—	—	—	11,051
	$1,055,472	$4,139,877	$—	$(2,719,954)	$2,475,395

SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 10 “Borrowings”) and used the proceeds to partially finance the transaction. As of September 30, 2019, the fair value of the SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 12.6x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at September 30, 2019 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in Other, net in the condensed consolidated statements of comprehensive income.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2019:

	September 30, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$372,710	$372,710	$372,710	$—	$—
Cash restricted or segregated under regulations and other	22,109	22,109	22,109	—	—
Securities borrowed	1,578,941	1,578,941	—	1,578,941	—
Securities purchased under agreements to resell	18,805	18,805	—	18,805	—
Receivables from broker-dealers and clearing organizations	1,563,731	1,563,731	107,520	1,456,211	—
Total Assets	3,556,296	3,556,296	502,339	3,053,957	—

Liabilities
Short-term borrowings	94,888	94,888	—	94,888	—
Long-term borrowings	1,934,358	2,003,203	—	2,003,203	—
Securities loaned	1,093,321	1,093,321	—	1,093,321	—
Securities sold under agreements to repurchase	281,783	281,783	—	281,783	—
Payables to broker-dealers and clearing organizations	1,024,549	1,024,549	118,388	906,161	—
Total Liabilities	$4,428,899	$4,497,744	$118,388	$4,379,356	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$736,047	$736,047	$736,047	$—	$—
Securities borrowed	1,399,684	1,399,684	—	1,399,684	—
Securities purchased under agreements to resell	15,475	15,475	—	15,475	—
Receivables from broker-dealers and clearing organizations	1,101,449	1,101,449	71,288	1,030,161	—
Total Assets	3,252,655	3,252,655	807,335	2,445,320	—

Liabilities
Short-term borrowings	15,128	15,128	—	15,128	—
Long-term borrowings	907,037	916,465	—	916,465	—
Securities loaned	1,130,039	1,130,039	—	1,130,039	—
Securities sold under agreements to repurchase	281,861	281,861	—	281,861	—
Payables to broker dealer and clearing organizations	567,441	567,441	1,031	566,410	—
Total Liabilities	$2,901,506	$2,910,934	$1,031	$2,909,903	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$424	$—	$—	$46,280	$424
Total	45,856	—	424	—	—	46,280	424

	Nine Months Ended September 30, 2018
(in thousands)	Balance at December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$(345)	$—	$—	$40,243	$(345)
Total	40,588	—	(345)	—	—	40,243	(345)

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,578,941	$—	$1,578,941	$(1,526,350)	$(11,018)	$41,573
Securities purchased under agreements to resell	18,805	—	18,805	(18,796)	—	9
Trading assets, at fair value:
Currency forwards	747,197	(735,762)	11,435	—	—	11,435
Options	3,063	—	3,063	(3,063)	—	—
Total	$2,348,006	$(735,762)	$1,612,244	$(1,548,209)	$(11,018)	$53,017

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,093,321	$—	$1,093,321	$(1,072,823)	$(11,336)	$9,162
Securities sold under agreements to repurchase	281,783	—	281,783	(281,783)	—	—
Trading liabilities, at fair value:
Currency forwards	750,209	(750,209)	—	—	—	—
Options	3,075	—	3,075	(3,063)	—	12
Total	$2,128,388	$(750,209)	$1,378,179	$(1,357,669)	$(11,336)	$9,174

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,399,684	$—	$1,399,684	$(1,361,635)	$(8,822)	$29,227
Securities purchased under agreements to resell	15,475	—	15,475	(15,475)	—	—
Trading assets, at fair value:
Currency forwards	2,792,373	(2,790,242)	2,131	—	—	2,131
Options	11,899	—	11,899	(11,899)	—	—
Total	$4,219,431	$(2,790,242)	$1,429,189	$(1,389,009)	$(8,822)	$31,358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,130,039	$—	$1,130,039	$(1,108,461)	$(8,822)	$12,756
Securities sold under agreements to repurchase	281,861	—	281,861	(281,861)	—	—
Trading liabilities, at fair value:
Currency forwards	2,720,749	(2,719,954)	795	—	(792)	3
Options	11,051	—	11,051	(11,051)	—	—
Total	$4,143,700	$(2,719,954)	$1,423,746	$(1,401,373)	$(9,614)	$12,759

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	September 30, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$150,000	$275,000
U.S. and Non-U.S. government obligations	6,783	—	—	—	6,783
Total	6,783	75,000	50,000	150,000	281,783

Securities loaned:
Equity securities	1,093,321	—	—	—	1,093,321
Total	$1,093,321	$—	$—	$—	$1,093,321

	December 31, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$45,000	$65,000	$160,000	$270,000
U.S. and Non-U.S. government obligations	11,861	—	—	—	11,861
Total	11,861	45,000	65,000	160,000	281,861

Securities loaned:
Equity securities	1,130,039	—	—	—	1,130,039
Total	$1,130,039	$—	$—	$—	$1,130,039

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2019 and December 31, 2018:

(in thousands)		September 30, 2019		December 31, 2018
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$69	$2,022,448	$(15,382)	$2,891,606
Commodity futures	Receivables from broker-dealers and clearing organizations	(107,082)	7,603,440	69,235	11,595,215
Currency futures	Receivables from broker-dealers and clearing organizations	(22)	1,093,194	(9,432)	3,756,914
Fixed income futures	Receivables from broker-dealers and clearing organizations	39	123,655	(28)	18,694
Options	Financial instruments owned	3,063	277,247	11,899	659,101
Currency forwards	Financial instruments owned	747,197	58,058,222	2,792,373	171,288,432

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$293	$175,051	$468	$106,487
Commodity futures	Payables to broker-dealers and clearing organizations	119,540	3,662,819	(375)	54,782
Currency futures	Payables to broker-dealers and clearing organizations	375	2,449,801	(30,643)	6,239,725
Fixed income futures	Payables to broker-dealers and clearing organizations	—	611	93	8,591
Options	Financial instruments sold, not yet purchased	3,075	295,325	11,051	608,756
Currency forwards	Financial instruments sold, not yet purchased	750,209	58,059,728	2,720,749	171,252,224

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	—	—	(792)	13,501

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in trading income, net, and from those designated as hedging instruments under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2019	2018	2019	2018
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(109,912)	$103,950	$45,698	$(325,556)
Currency forwards	Trading income, net	38,738	(47,882)	(6,304)	148,706
Options	Trading income, net	(8,735)	1,161	(3,737)	(7,575)
		$(79,909)	$57,229	$35,657	$(184,425)

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$699	$—	$855

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$7,252	$98,365	$—	$105,617
Workflow technology	—	24,041	—	24,041
Analytics	—	9,969	—	9,969
Total revenue from contracts with customers	7,252	132,375	—	139,627

Other sources of revenue	243,545	1,994	198	245,737

Total revenues	250,797	134,369	198	385,364

Timing of revenue recognition:
Services transferred at a point in time	250,797	114,864	198	365,859
Services transferred over time	—	19,505	—	19,505
Total Revenues	$250,797	$134,369	$198	$385,364

	Three months ended September 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$6,587	$33,332	$—	$39,919
Technology services	—	333	—	333
Total revenue from contracts with customers	6,587	33,665	—	40,252

Other sources of revenue	257,783	541	(3,453)	254,871

Total revenues	264,370	34,206	(3,453)	295,123

Timing of revenue recognition:
Services transferred at a point in time	264,370	33,873	(3,453)	294,790
Services transferred over time	—	333	—	333
Total revenues	$264,370	$34,206	$(3,453)	$295,123

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$17,213	$259,846	$—	$277,059
Workflow technology	—	58,369	—	58,369
Analytics	—	24,466	—	24,466
Total revenue from contracts with customers	17,213	342,681	—	359,894

Other sources of revenue	747,809	17,230	1,879	766,918

Total revenues	765,022	359,911	1,879	1,126,812

Timing of revenue recognition:
Services transferred at a point in time	765,022	313,358	1,879	1,080,259
Services transferred over time	—	46,553	—	46,553
Total revenues	$765,022	$359,911	$1,879	$1,126,812

	Nine Months Ended September 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$21,886	$113,786	$—	$135,672
Technology services	—	4,989	—	4,989
Total revenue from contracts with customers	21,886	118,775	—	140,661

Other sources of revenue	962,715	339,984	(5,057)	1,297,642

Total revenues	984,601	458,759	(5,057)	1,438,303

Timing of revenue recognition:
Services transferred at a point in time	984,601	453,770	(5,057)	1,433,314
Services transferred over time	—	4,989	—	4,989
Total revenues	$984,601	$458,759	$(5,057)	$1,438,303

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

For the three and nine months ended September 30, 2019, the Company recognized $0.3 million and $1.0 million of revenue related to performance obligations that had been satisfied in previous periods.

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

Receivables related to revenues from contracts with customers amounted to $54.0 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2019.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $10.0 million as of September 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized revenue of $8.1 million and $23.1 million, respectively, that was initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended September 30, 2019 and 2018, the income attributable to these noncontrolling interests is reported in the condensed consolidated statements of comprehensive income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $(0.6) million and 9.9%, and $13.8 million and 46.9%, for the three months ended September 30, 2019 and 2018, respectively, and $(14.3) million and 16.0%, and $75.3 million and 13.8% for the nine months ended September 30, 2019 and 2018, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the condensed consolidated statements of financial condition at September 30, 2019 and December 31, 2018 are current income tax receivables of $69.7 million and $41.1 million, respectively. The balances at September 30, 2019 and December 31, 2018 primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition at September 30, 2019 and December 31, 2018 are current tax liabilities of $9.8 million and $10.0 million, respectively. The balances at September 30, 2019 and December 31, 2018 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at September 30, 2019 and December 31, 2018 of $239.3 million and $239.3 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at September 30, 2019 and December 31, 2018 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2019 and December 31, 2018 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2019, the Company’s tax years for 2013 through 2017 and 2010 through 2017 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2017. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $9.3 million of unrecognized tax benefits as of September 30, 2019, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2019.

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

In connection with the Acquisition of KCG, a previously filed complaint, which was initially captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-421-JTL and filed on behalf of a putative class in Delaware Chancery Court, was recaptioned Chester County Employees’ Retirement Fund v. KCG Holdings, Inc., et al., amended and refiled on February 14, 2018 to include claims for the alleged breach of fiduciary duties against former KCG board members, claims against each of the Company and Jefferies LLC for allegedly aiding and abetting the KCG board members’ alleged breaches of fiduciary duty and a claim against the Company and Jefferies LLC for alleged civil conspiracy. The amended complaint was again amended on July 16, 2018 with the filing of the Verified Second Amended Class Action Complaint (the “Second Amended Complaint”) to include additional factual allegations. In October 2019, the parties reached an agreement in principle to settle the matter. The agreement is subject to customary conditions including execution of definitive settlement documentation and final court approval. The proposed settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit. Though the Company believes the likelihood of approval of the settlement is probable, we cannot predict with certainty the outcome of the litigation, and if an agreement is not reached or the settlement is not finally approved by the Court, we believe that we have meritorious defenses to the claims in the operative complaint.

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in a ProShares inverse-volatility ETF. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and asserted substantially similar claims against the Company and other financial institutions. On April 29, 2019, these three actions were consolidated in federal district court in New York as In re ProShares Trust II Securities Litigation, No. 19-cv-886-DLC. A consolidated amended complaint, which did not specify the amount of alleged damages, was filed in the consolidated action on June 21, 2019. Defendants moved to dismiss the consolidated amended complaint on August 2, 2019. In response, plaintiffs filed a consolidated second amended complaint on September 6, 2019, which complaint also does not specify the amount of alleged damages. Defendants moved to dismiss the consolidated second amended complaint on September 27, 2019. The Company believes that the claims are without merit and is defending itself vigorously.

As a result of the ITG Acquisition, the Company assumed potential liabilities relating to ITG’s business, including but not limited to those potential liabilities arising from or related to pending, threatened or potential litigation or regulatory matters. These matters include but not are not necessarily limited to a Statement of Claim filed on July 27, 2018 by a former employee of ITG requesting a FINRA arbitration. The former ITG employee alleges that ITG breached the non-disparagement clause in his July 2011 separation agreement and tortiously interfered with his business relations. On June 26, 2019, the former employee informed the Company that he was seeking damages of approximately $65 million (exclusive of claims for pre-judgment interest, punitive damages, costs and fees). In an award dated October 24, 2019, the FINRA arbitration panel awarded the claimant $3 million in compensatory damages, and ordered the Company to pay additional fees and expenses which totaled an additional amount of approximately $3 million. The Company has paid all such amounts due to the claimant in full and final satisfaction of the award. The Company is vigorously seeking confirmation of the payment of a portion of the award from an insurance carrier.

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

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of September 30, 2019 and anticipates paying the fine during the year ending December 31, 2019.

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

During the nine months ended September 30, 2019, the Company ceased use of certain office lease premises as part of its ongoing effort to consolidate office space. For the three months ended September 30, 2019, the Company recognized $1.3 million in Termination of office leases on the condensed consolidated statement of comprehensive income related to these premises, comprised entirely of impairment of ROU assets. For the nine months ended September 30, 2019, the Company recognized $66.5 million in Termination of office leases on the condensed consolidated statement of comprehensive income, comprising $27.0 million of impairments of ROU assets, $37.9 million of write-offs of leasehold improvements and fixed assets, and $1.5 million of dilapidation charges.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$305,116
Operating lease liabilities	Operating lease liabilities	375,390

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	39,591
Accumulated depreciation	Property, equipment, and capitalized software, net	(23,416)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	16,577

Weighted average remaining lease term and discount rate are as follows:

September 30, 2019
Weighted average remaining lease term
Operating leases	7.68 years
Finance leases	1.61 years
Weighted average discount rate
Operating leases	5.70%
Finance leases	3.51%

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:
Fixed	$18,637	$52,722
Variable	2,352	6,365
Impairment of ROU Asset	1,185	27,042
Total Operating lease cost	22,174	86,129

Finance lease cost:
Amortization of right-of-use assets	3,277	9,329
Interest on lease liabilities	165	525
Total Finance lease cost	3,442	9,854

Sublease income	3,024	8,939

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$19,006	$3,542
2020	75,121	10,925
2021	72,079	3,305
2022	65,907	565
2023	62,783	—
2024 and thereafter	172,856	—
Total lease payments	467,752	18,337
Less imputed interest	(92,362)	(1,760)
Total lease liability	$375,390	$16,577

Future lease payments under non-cancelable leases and sublease receipts as of December 31, 2018 are as follows:

(thousands)	Capital	Operating	Subleases
2019	$21,983	$32,755	$(8,979)
2020	11,283	30,473	(9,324)
2021	1,651	25,564	(8,844)
2022	—	22,710	(8,552)
2023	—	21,456	(8,695)
Thereafter	—	113,779	(36,312)
Total minimum lease payments	$34,917	$246,737	$(80,706)

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted cash as reported within the condensed consolidated statements of financial condition to the sum of the same such amounts shown in the condensed consolidated statements of cash flows.

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$372,710	$729,547
Cash restricted or segregated under regulations and other	22,109	6,500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$394,819	$736,047

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2019 and December 31, 2018, there were 7,937,299 and 8,760,755 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 823,456 and 3,289,067 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2019 and 2018, respectively.

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

Share Repurchase Program

In February 2018, the Company's board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. At September 30, 2019, the Company had approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. Pursuant to the program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

The stock and common units repurchase program expired on September 30, 2019.

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

Employee Exchanges

During the nine months ended September 30, 2019 and 2018, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 823,456 and 3,508,217 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately a 62.1% interest in Virtu Financial at September 30, 2019.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2019 and 2018:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2017	7,783,000	$19.00	7.29	3,891,500	$19.00
Granted	—	—	—	—	—
Exercised	(4,086,558)	19.00	—	(4,086,558)	19.00
Forfeited or expired	(83,750)	—	—	—	—
At September 30, 2018	3,612,692	19.00	6.55	1,741,942	19.00

At December 31, 2018	3,486,150	19.00	6.30	1,660,400	19.00
Granted	156,129	13.60	4.87	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(40,000)	—	—	—	—
At September 30, 2019	3,248,779	18.74	5.49	3,248,779	18.74

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

The Company recognized $1.4 million for the three months ended September 30, 2018, and $1.4 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively, of compensation expense in relation to the stock options issued and outstanding. As of September 30, 2019 the stock options to purchase shares of Class A Common Stock were fully vested. As of December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options was $1.6 million, and the amount was to be recognized over a weighted average period of 0.3 years.

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

Class A Common Stock and Restricted Stock Units

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock and restricted stock units were granted, with the latter vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. For the nine months ended September 30, 2019 and 2018, respectively, there were 423,393 and 594,536 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $5.9 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $8.4 million and $7.1 million for the nine months ended September 30, 2019 and 2018, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the condensed consolidated statements of comprehensive income and Accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards):

	Number of Shares	Weighted Average Fair Value
At December 31, 2017	853,047	$17.94
Granted	1,265,899	20.89
Forfeited	(127,493)	18.30
Vested	(83,942)	18.25
At September 30, 2018	1,907,511	19.86

At December 31, 2018	1,378,922	20.03
Granted	3,605,114	25.07
Forfeited	(326,458)	21.58
Vested	(1,047,866)	24.08
At September 30, 2019	3,609,712	23.75

The Company recognized $13.0 million and $4.6 million for the three months ended September 30, 2019 and 2018, respectively, and $52.6 million and $13.1 million for the nine months ended September 30, 2019 and 2018, respectively, of compensation expense in relation to the restricted stock units. As of September 30, 2019 and December 31, 2018, total unrecognized share-based compensation expense related to unvested RSUs was $57.3 million and $21.3 million, respectively, and this amount is to be recognized over a weighted average period of 1.64 and 1.7 years, respectively.

20. Regulatory Requirement

U.S. Subsidiaries

As of September 30, 2019 and December 31, 2018, U.S. broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital for each of the five U.S. broker-dealers as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2019. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the U.S broker-dealer subsidiaries as of September 30, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$335,436	$2,748	$332,688
Virtu Financial BD LLC	151,750	1,000	150,750
Virtu Financial Capital Markets LLC	3,572	1,000	2,572
Virtu ITG LLC	54,625	1,000	53,625
Virtu Alternet Securities LLC	1,983	100	1,883

The regulatory capital and regulatory capital requirements of the U.S. broker-dealer subsidiaries as of December 31, 2018 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$381,211	$2,035	$379,176
Virtu Financial BD LLC	133,850	1,000	132,850
Virtu Financial Capital Markets LLC	9,457	1,000	8,457

As of September 30, 2019, VAL and VITG had $2.0 million and $7.4 million, respectively, of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $2.5 million and $5.4 million, respectively, of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the condensed consolidated statement of financial condition.

Foreign Subsidiaries

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Investment Industry Regulatory Organization of Canada (“IIROC”), the Central Bank of Ireland, the Financial Conduct Authority in the United Kingdom, the Australian Securities Exchange, the Securities and Futures Commission in Hong Kong, and the Monetary Authority of Singapore. Virtu Financial Canada ULC was admitted to membership in IIROC in March 2019. The regulatory net capital balances and regulatory capital requirements applicable to these subsidiaries as of September 30, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$17,120	$189	$16,931
TriAct Canada Marketplace LP	1,358	189	1,169
Virtu Financial Canada ULC	2,502	189	2,313
Ireland
Virtu ITG Europe Limited	51,173	31,078	20,095
Virtu Financial Ireland Limited	76,200	36,646	39,554
United Kingdom
Virtu ITG UK Limited	1,274	922	352
Asia Pacific
Virtu ITG Australia Limited	24,286	7,876	16,410
Virtu ITG Hong Kong Limited	2,565	612	1,953
Virtu ITG Singapore Pte Limited	1,047	72	975

As of September 30, 2019, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $4.1 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
United States (1)	$280,879	$245,631	$846,289	$1,266,047
Ireland	54,399	21,938	138,964	60,563
United Kingdom	(1,334)	479	(1,867)	15,324
Singapore	26,260	26,921	82,805	95,757
Canada	14,739	—	35,039	—
Australia	9,504	—	23,397	—
Others	917	154	2,185	612
Total revenues	$385,364	$295,123	$1,126,812	$1,438,303

(1) Includes $337.6 million gain on sale of BondPoint for the nine months ended September 30, 2018.

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

The Execution Services segment comprises agency-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Agency-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and in the Company's ATSs, including Virtu MatchIt, POSIT, and MATCHNow. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2019 and 2018 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2019:
Total revenue	$250,797	$134,369	$198	$385,364
Income before income taxes and noncontrolling interest	30,375	(29,202)	(7,001)	(5,828)

2018:
Total revenue	264,370	34,206	(3,453)	295,123
Income (loss) before income taxes and noncontrolling interest	39,744	129	(10,448)	29,425

The Company’s Pre-tax earnings by segment for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2019
Total revenue	$765,022	$359,911	$1,879	$1,126,812
Income before income taxes and noncontrolling interest	99,876	(95,303)	(93,183)	(88,610)

2018
Total revenue	984,601	458,759	(5,057)	1,438,303
Income (loss) before income taxes and noncontrolling interest	262,910	331,703	(47,028)	547,585

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2019, and December 31, 2018 the Company had a net receivable from its affiliates of $0.8 million and a net payable to its affiliates of $3.0 million, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 11 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $4.0 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $10.2 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within communications and data processing on the condensed consolidated statements of comprehensive income. The Company made payments of $5.2 million and $3.0 million to the JVs for the three months ended September 30, 2019 and 2018, respectively, and $15.6 million and $13.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively, to Level 3 for these services.

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On November 5, 2019, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit that will be paid on December 16, 2019 to holders of record as of December 2, 2019.

On October 9, 2019 (the “Closing Date”), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 (as amended by Amendment No. 1, the “Amended Credit Agreement”) by and

among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC (“Jefferies”), as administrative agent and collateral agent (in such capacities, the “Agent”), to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company, and pay related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026. The Company also entered into a five-year $525 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on the Incremental Term Loans at 4.8% through September 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2019, and 2018 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the “Company”). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Basis of Preparation

Our condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date (as defined below), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended September 30, 2019 comprise our results and the results of ITG for the entire applicable period. The financial results for the nine months ended September 30, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through September 30, 2019. All periods prior to the ITG Closing Date comprise solely our results.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset technology infrastructure, we provide our clients a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income and myriad other commodities. Our integrated, multi-asset analytics platform provides a range of pre and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by supplying competitive liquidity while at the same time earning attractive margins and returns.

Technology and operational efficiency are at the core of our business, and our focus on technology is a key element of our success. We have developed a proprietary, multi-asset, multi-currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges, liquidity centers, and our clients. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and execution services activities in an efficient manner and enable us to scale our activities globally across additional securities and other financial instruments and asset classes without significant incremental costs or third party licensing or processing fees.

We believe that technology-enabled market makers and execution services providers like Virtu serve an important role in maintaining and enhancing the overall health and efficiency of the global capital markets by ensuring that market participants have an efficient means to transfer risk and analyze the quality of execution. We believe that all market participants benefit from the increased liquidity, lower overall trading costs and execution transparency that Virtu provides.

Our execution services and client solutions products are transparent, because we believe transparency makes markets more efficient and helps investors make better, more informed decisions. We use the latest technology to create and deliver liquidity to global markets and innovative trading solutions and analytics tools to our clients. We interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

     On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies.

As described below, we completed the ITG Acquisition on the ITG Closing Date. ITG was a global financial technology company that offered a suite of trading and financial technology products to help leading brokers and asset managers improve returns for investors around the world. ITG empowered traders to reduce the end-to-end cost of implementing investments via liquidity, execution, analytics and workflow technology solutions.

We have two operating segments: Market Making and Execution Services, and one non-operating segment: Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

Market Making

We leverage cutting edge technology to provide competitive and deep liquidity that helps to create more efficient markets around the world. As a market maker and liquidity provider, we stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide. We use the latest technology to create and deliver liquidity to the global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

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

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker-dealers. We generally earn commissions when transacting as an agent for our clients. Agency-based, execution-only trading within the segment is done primarily through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client conditional orders in POSIT Alert and in our alternative trading systems (“ATS”), including Virtu MatchIt, POSIT and MATCHNow. We also earn revenues (a) by providing our proprietary technology and infrastructure to select third parties for a service fee, (b) through workflow technology and our integrated, broker-neutral trading tools delivered across the globe including order and execution management systems and order management software applications and network connectivity and (c) through trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2019, options to purchase 1,613,750 shares in the aggregate were forfeited and 4,521,600 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and is being recognized on a straight-line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial LLC (“Virtu Financial”) except as follows: (i) cash and cash equivalents reflected on our condensed consolidated statement of financial condition in the amount of $3.4 million; (ii) deferred tax assets reflected on our condensed consolidated statement of financial condition in the amount of $218.3 million and tax receivable agreement obligation in the amount of $256.7 million, in each case as described in greater detail in Note 6 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our condensed consolidated statement of financial condition; and (iv) provision for (benefit from) corporate income tax in the amounts of $2.9 million and $(12.3) million reflected on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2019	2018	2019	2018
Total revenue	$250,797	$264,370	$765,022	$984,601
Total operating expenses	220,422	224,626	665,146	721,691
Income before income taxes and noncontrolling interest	30,375	39,744	99,876	262,910
Execution Services
Total revenue	134,369	34,206	359,911	458,759
Total operating expenses	163,571	34,077	455,214	127,056
Income (loss) before income taxes and noncontrolling interest	(29,202)	129	(95,303)	331,703
Corporate
Total revenue	198	(3,453)	1,879	(5,057)
Total operating expenses	7,199	6,995	95,062	41,971
Income (loss) before income taxes and noncontrolling interest	(7,001)	(10,448)	(93,183)	(47,028)
Consolidated
Total revenue	385,364	295,123	1,126,812	1,438,303
Total operating expenses	391,192	265,698	1,215,422	890,718
Income (loss) before income taxes and noncontrolling interest	$(5,828)	$29,425	$(88,610)	$547,585

The following table shows our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Revenues:
Trading income, net	$220,148	$235,699	$683,611	$900,454
Interest and dividends income	23,352	21,451	76,645	61,337
Commissions, net and technology services	139,627	40,252	359,894	140,661
Other, net	2,237	(2,279)	6,662	335,851
Total revenue	385,364	295,123	1,126,812	1,438,303

Operating Expenses:
Brokerage, exchange and clearance fees, net	74,315	68,638	214,219	229,779
Communication and data processing	59,767	39,516	156,004	137,793
Employee compensation and payroll taxes	90,595	44,827	282,135	150,723
Payments for order flow	24,474	18,283	71,671	50,381
Interest and dividends expense	34,546	32,566	116,739	101,199
Operations and administrative	28,357	17,254	85,232	53,671
Depreciation and amortization	17,598	16,012	48,859	47,558
Amortization of purchased intangibles and acquired capitalized software	18,908	6,367	50,436	20,042
Termination of office leases	1,278	1,440	66,490	23,300
Debt issue cost related to debt refinancing and prepayment	—	3,347	7,894	11,727
Transaction advisory fees and expenses	7,163	(261)	24,074	8,985
Charges related to share based compensation at IPO	—	—	—	24
Financing interest expense on long-term borrowings	34,191	17,709	91,669	55,536
Total operating expenses	391,192	265,698	1,215,422	890,718
Income (loss) before income taxes and noncontrolling interest	(5,828)	29,425	(88,610)	547,585
Provision for (benefit from) income taxes	(644)	13,815	(14,322)	75,330
Net income (loss)	$(5,184)	$15,610	$(74,288)	$472,255

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: Global Equities, and Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads. Trading income, net, accounted for 57% and 80% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 61% and 63% for the nine months ended September 30, 2019 and 2018, respectively.

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

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Agency commission fees are charged for agency trades executed by us on behalf of third party broker-dealers, institutions and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade volume executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from fees generated by matching sell-side and buy-side clients orders, and analytic products delivered to the clients.

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

Charges related to share based compensation at IPO. At the consummation of the IPO and through the three and nine months ended September 30, 2019, we recognized non-cash compensation expenses in respect of the outstanding time-vested Class B interests of Virtu Financial (the “Virtu Class B Interests”) and Class B interests of Virtu East MIP LLC (the “East MIP Class B Interests”), net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 19 “Share-based Compensation” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

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

The following tables reconcile the condensed consolidated statements of comprehensive income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$220,148	$235,699	$683,611	$900,454
Interest and dividends income	23,352	21,451	76,645	61,337
Commissions, net and technology services	139,627	40,252	359,894	140,661
Brokerage, exchange and clearance fees, net	(74,315)	(68,638)	(214,219)	(229,779)
Payments for order flow	(24,474)	(18,283)	(71,671)	(50,381)
Interest and dividends expense	(34,546)	(32,566)	(116,739)	(101,199)
Adjusted Net Trading Income	$249,792	$177,915	$717,521	$721,093

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$(5,184)	$15,610	$(74,288)	$472,255
Financing interest expense on long-term borrowings	34,191	17,709	91,669	55,536
Debt issue cost related to debt refinancing and prepayment	—	3,347	7,894	11,727
Depreciation and amortization	17,598	16,012	48,859	47,558
Amortization of purchased intangibles and acquired capitalized software	18,908	6,367	50,436	20,042
Provision for (benefit from) income taxes	(644)	13,815	(14,322)	75,330
EBITDA	$64,869	$72,860	$110,248	$682,448
Severance	13,403	1,291	74,627	7,625
Transaction advisory fees and expenses	7,163	(261)	24,074	8,985
Termination of office leases	1,278	1,440	66,490	23,300
Connectivity early termination	—	—	—	7,062
Gain on sale of business	—	2,339	—	(335,210)
Other, net	787	(60)	2,278	(641)
Write-down of assets	—	542	—	3,239
Share based compensation	16,374	7,091	39,564	20,213
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	—	1,425	—	4,356
Charges related to share based compensation awards at IPO	—	—	—	24
Adjusted EBITDA	$103,874	$88,287	$317,281	$423,421

Selected Operating Margins
Net Income Margin (1)	(2.1)%	8.8%	(10.4)%	65.5%
EBITDA Margin (2)	26.0%	41.0%	15.4%	94.6%
Adjusted EBITDA Margin (3)	41.6%	49.6%	44.2%	58.7%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following tables reconcile Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$(5,184)	$15,610	$(74,288)	$472,255
Provision for (benefit from) income taxes	(644)	13,815	(14,322)	75,330
Income (loss) before income taxes	(5,828)	29,425	(88,610)	547,585

Amortization of purchased intangibles and acquired capitalized software	18,908	6,367	50,436	20,042
Debt issue cost related to debt refinancing	—	3,347	7,894	11,727
Severance	13,403	1,291	74,627	7,625
Transaction advisory fees and expenses	7,163	(261)	24,074	8,985
Termination of office leases	1,278	1,440	66,490	23,300
Connectivity early termination	—	—	—	7,062
Gain on sale of business	—	2,339	—	(335,210)
Write-down of assets	—	542	—	3,239
Other, net	787	(60)	2,278	(641)
Share based compensation	16,374	7,091	39,564	20,213
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	—	1,425	—	4,356
Charges related to share based compensation awards at IPO	—	—	—	24
Normalized Adjusted Net Income before income taxes	52,085	54,566	176,753	320,327
Normalized provision for income taxes (1)	12,500	12,550	42,421	73,671
Normalized Adjusted Net Income	$39,585	$42,016	$134,332	$246,656

Weighted Average Adjusted shares outstanding (2)	192,618,019	191,989,323	192,959,477	190,886,342

Normalized Adjusted EPS	$0.21	$0.22	$0.70	$1.29

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2019 and 23% for 2018.

(2)
Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the ”Class C Common Stock”), have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the ”Class D Common Stock”) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2018.

The following tables reconcile trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$219,535	$613	$—	$220,148
Commissions, net and technology services	7,252	132,375	—	139,627
Interest and dividends income	22,617	735	—	23,352
Brokerage, exchange and clearance fees, net	(49,009)	(25,306)	—	(74,315)
Payments for order flow	(24,454)	(20)	—	(24,474)
Interest and dividends expense	(34,222)	(324)	—	(34,546)
Adjusted Net Trading Income	$141,719	$108,073	$—	$249,792

	Three Months Ended September 30, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$235,564	$135	$—	$235,699
Commissions, net and technology services	6,587	33,665	—	40,252
Interest and dividends income	21,320	110	21	21,451
Brokerage, exchange and clearance fees, net	(54,305)	(14,333)	—	(68,638)
Payments for order flow	(18,261)	(22)	—	(18,283)
Interest and dividends expense	(32,048)	(518)	—	(32,566)
Adjusted Net Trading Income	$158,857	$19,037	$21	$177,915

	Nine Months Ended September 30, 2019
	Market Making	Execution Services	Corporate	Total
Trading income, net	$680,224	$3,387	$—	$683,611
Commissions, net and technology services	17,213	342,681	—	359,894
Interest and dividends income	64,404	12,241	—	76,645
Brokerage, exchange and clearance fees, net	(132,049)	(82,170)	—	(214,219)
Payments for order flow	(71,611)	(60)	—	(71,671)
Interest and dividends expense	(104,877)	(11,862)	—	(116,739)
Adjusted Net Trading Income	$453,304	$264,217	$—	$717,521

	Nine Months Ended September 30, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$899,902	$552	$—	$900,454
Commissions, net and technology services	21,886	118,775	—	140,661
Interest and dividends income	60,681	600	56	61,337
Brokerage, exchange and clearance fees, net	(183,171)	(46,608)	—	(229,779)
Payments for order flow	(50,284)	(97)	—	(50,381)
Interest and dividends expense	(100,002)	(1,197)	—	(101,199)
Adjusted Net Trading Income	$649,012	$72,025	$56	$721,093

The following tables reconcile our Market Making segment trading income, net to Adjusted Net Trading Income by category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$166,031	$52,126	$1,378	$219,535
Commissions, net and technology services	7,252	—	—	7,252
Brokerage, exchange and clearance fees, net	(37,449)	(10,024)	(1,536)	(49,009)
Payments for order flow	(24,454)	—	—	(24,454)
Interest and dividends, net	(8,889)	(2,754)	38	(11,605)
Adjusted Net Trading Income	$102,491	$39,348	$(120)	$141,719

	Three Months Ended September 30, 2018
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$180,800	$58,134	$(3,370)	$235,564
Commissions, net and technology services	6,469	118	—	6,587
Brokerage, exchange and clearance fees, net	(39,143)	(14,905)	(257)	(54,305)
Payments for order flow	(18,261)	—	—	(18,261)
Interest and dividends, net	(7,830)	(2,517)	(381)	(10,728)
Adjusted Net Trading Income	$122,035	$40,830	$(4,008)	$158,857

	Nine Months Ended September 30, 2019
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$537,708	$143,042	$(526)	$680,224
Commissions, net and technology services	17,241	(28)	—	17,213
Brokerage, exchange and clearance fees, net	(101,883)	(30,736)	570	(132,049)
Payments for order flow	(71,611)	—	—	(71,611)
Interest and dividends, net	(31,816)	(8,497)	(160)	(40,473)
Adjusted Net Trading Income	$349,639	$103,781	$(116)	$453,304

	Nine Months Ended September 30, 2018
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$704,086	$195,959	$(143)	$899,902
Commissions, net and technology services	21,700	186	—	21,886
Brokerage, exchange and clearance fees, net	(136,864)	(43,755)	(2,552)	(183,171)
Payments for order flow	(50,284)	—	—	(50,284)
Interest and dividends, net	(28,147)	(9,014)	(2,160)	(39,321)
Adjusted Net Trading Income	$510,491	$143,376	$(4,855)	$649,012

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$102,491	$122,035	(16.0)%
Global FICC, Options and Other	39,348	40,830	(3.6)%
Unallocated(1)	(120)	(4,008)	NM
Total Market Making	141,719	158,857	(10.8)%

Execution Services	108,073	19,037	467.7%

Corporate	—	21	NM

Adjusted Net Trading Income	$249,792	$177,915	40.4%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$1,601	$1,937	(17.3)%
Global FICC, Options and Other	615	648	(5.1)%
Unallocated(1)	(2)	(64)	NM
Total Market Making	2,214	2,521	(12.2)%

Execution Services	1,689	303	457.4%

Corporate	—	—	NM

Average Daily Adjusted Net Trading Income	$3,903	$2,824	38.2%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$349,639	$510,491	(31.5)%
Global FICC, Options and Other	103,781	143,376	(27.6)%
Unallocated(1)	(116)	(4,855)	NM
Total Market Making	453,304	649,012	(30.2)%

Execution Services	264,217	72,025	266.8%

Corporate	—	56	NM

Adjusted Net Trading Income	$717,521	$721,093	(0.5)%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Category:	2019	2018	% Change
Market Making:
Global Equities	$1,850	$2,715	(31.9)%
Global FICC, Options and Other	549	763	(28.0)%
Unallocated(1)	(1)	(26)	NM
Total Market Making	2,398	3,452	(30.5)%

Execution Services	1,398	383	265.0%

Corporate	—	—	NM

Average Daily Adjusted Net Trading Income	$3,796	$3,835	(1.0)%

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total Revenues

Our total revenues increased $90.2 million, or 30.6%, to $385.4 million for the three months ended September 30, 2019, compared to $295.1 million for the three months ended September 30, 2018. We had an increase in Commissions, net and technology services of $99.4 million for the three months ended September 30, 2019 as compared to the prior-year period, which was primarily attributable to the results of ITG Acquisition for the three months ended September 30, 2019. We also had an increase in Other, net of $4.5 million. The increase was primarily attributable to the recognition of sublease rental income, which was recorded under Operations and administrative prior to the adaptation of ASU 2016-02, Leases (Topic 842), see Note 2 “Summary of Significant Accounting Policies” and Note 16 “Leases” of Part I Item 1 "Financial Statements" of this quarterly report on Form 10-Q.

The following table shows total revenues by segment for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(in thousands, except for percentage)	2019	2018	% Change
Market Making
Trading income, net	$219,535	$235,564	(6.8)%
Interest and dividends income	22,617	21,320	6.1%
Commissions, net and technology services	7,252	6,587	10.1%
Other, net	1,393	899	54.9%
Total revenues from Market Making	250,797	264,370	(5.1)%

Execution Services
Trading income, net	613	135	354.1%
Interest and dividends income	735	110	568.2%
Commissions, net and technology services	132,375	33,665	293.2%
Other, net	646	296	118.2%
Total revenues from Execution Services	134,369	34,206	292.8%

Corporate
Trading income, net	—	—	NM
Interest and dividends income	—	21	NM
Commissions, net and technology services	—	—	NM
Other, net	198	(3,474)	NM
Total revenues from Corporate	198	(3,453)	NM

Consolidated
Trading income, net	220,148	235,699	(6.6)%
Interest and dividends income	23,352	21,451	8.9%
Commissions, net and technology services	139,627	40,252	246.9%
Other, net	2,237	(2,279)	NM
Total revenues	$385,364	$295,123	30.6%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $15.6 million, or 6.6%, to $220.1 million for the three months ended September 30, 2019, compared to $235.7 million for the three months ended September 30, 2018. The decrease was primarily attributable to the lack of volatility and low trading volume across major asset categories during the three months ended September 30, 2019 compared to the prior period. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services, Payments for order flow, and Brokerage, exchange and clearance fees, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $1.9 million, or 8.9%, to $23.4 million for the three months ended September 30, 2019, compared to $21.5 million for the three months ended September 30, 2018. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $99.4 million, or 246.9%, to $139.6 million for the three months ended September 30, 2019, compared to $40.3 million for the three months ended September 30, 2018. The increase was primarily attributable to the ITG Acquisition, as ITG's entire business is included in our Execution Services segment. The ITG Acquisition also brought recurring revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services during the three months ended September 30, 2019.

Other, net. Other, net was $2.2 million for the three months ended September 30, 2019, compared to a loss of $2.3 million for the three months ended September 30, 2018. The increase was primarily due to rental income from sublease rental income that was recognized within Other, net in 2019 as a result of the adoption of ASU 2016-02, Leases (Topic 842) (see Note 2 “Summary of Significant Accounting Policies” and Note 16 “Leases” of Part I Item 1 "Financial Statements" of this quarterly report on Form 10-Q), compared to a loss on a sale of assets during the prior period.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $71.9 million, or 40.4%, to $249.8 million for the three months ended September 30, 2019, compared to $177.9 million for the three months ended September 30, 2018. This increase was primarily attributable to higher Commissions, net and technology services as a result of the ITG Acquisition, which was partially offset by lower Trading income, net, driven by the lack of volatility and low trading volume across major asset categories during the three months ended September 30, 2019 compared to the prior period. There were decreases in Global Equities of $19.5 million, or 16.0%, and Global FICC, Options and Other of $1.5 million, or 3.6%, from the Market Making segment for the three months ended September 30, 2019. These decreases were offset by an increase of $89.0 million, or 467.7%, from the Execution Services segment. Adjusted Net Trading Income per day increased $1.1 million, or 38.2%, to $3.9 million for the three months ended September 30, 2019, compared to $2.8 million for the three months ended September 30, 2018. There were 64 trading days for both the three months ended September 30, 2019 and 2018. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $125.5 million, or 47.2%, to $391.2 million for the three months ended September 30, 2019, compared to $265.7 million for the three months ended September 30, 2018. The increase in operating expenses is primarily due to the ITG Acquisition, which caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $5.7 million, or 8.3%, to $74.3 million for the three months ended September 30, 2019, compared to $68.6 million for the three months ended September 30, 2018. This increase was primarily attributable to the ITG Acquisition, and was partially offset by a decrease in volume we traded in Global Equities instruments and other asset categories. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $20.3 million, or 51.2%, to $59.8 million for the three months ended September 30, 2019, compared to $39.5 million for the three months ended September 30, 2018. This increase was primarily due to the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $45.8 million, or 102.1%, to $90.6 million for the three months ended September 30, 2019, compared to $44.8 million for the three months ended September 30, 2018. The increase in compensation levels was primarily attributable to the increases in headcount subsequent to the ITG Acquisition as well as an increase in severance expense of $12.1 million compared to the prior period. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.6 million and $6.2 million for the three months ended September 30, 2019, and 2018, respectively.

Payments for order flow. Payments for order flow increased $6.2 million, or 33.9%, to $24.5 million for the three months ended September 30, 2019, compared to $18.3 million for the three months ended September 30, 2018. The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, including new counterparties onboarded during 2019. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $2.0 million, or 6.1%, to $34.5 million for the three months ended September 30, 2019, compared to $32.6 million for the three months ended September 30, 2018. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions, as well as increased interest expense resulting from the ITG Acquisition. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $11.1 million, or 64.4%, to $28.4 million for the three months ended September 30, 2019, compared to $17.3 million for the three months ended September 30, 2018. This increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition, offset by on-going efforts to consolidate office premises and professional services.

Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 9.9%, to $17.6 million for the three months ended September 30, 2019, compared to $16.0 million for the three months ended September 30, 2018. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG Acquisition. The overall increase was partially offset by the decrease in depreciation and amortization as a result of certain assets being fully depreciated or amortized.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $12.5 million, or 197.0%, to $18.9 million for the three months ended September 30, 2019, compared to $6.4 million for the three months ended September 30, 2018. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases decreased $0.2 million, or 11.3%, to $1.3 million for the three months ended September 30, 2019, compared to $1.4 million for the three months ended September 30, 2018. The termination of office leases is due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue cost related to debt refinancing and prepayment. There was no debt refinancing or prepayments made during the three months ended September 30, 2019; as such, debt issue costs incurred related to debt refinancing or prepayment were zero for the three months ended September 30, 2019. Debt issue costs related to debt refinancing and prepayment were $3.3 million for the three months ended September 30, 2018, driven by prepayments of long term borrowings made during the period.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were $7.2 million for the three months ended September 30, 2019, while we did not incur such expense during the three months ended September 30, 2018. The expenses for the three months ended September 30, 2019 represent professional fees incurred as a result of the ITG Acquisition.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $16.5 million, or 93.1%, to $34.2 million for the three months ended September 30, 2019, compared to $17.7 million for the three months ended September 30, 2018. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes was $(0.6) million for the three months ended September 30, 2019, compared to $13.8 million for the three months ended September 30, 2018. The change was primarily due to a loss before income taxes and noncontrolling interest for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total Revenues

Our total revenues decreased $311.5 million, or 21.7%, to $1,126.8 million for the nine months ended September 30, 2019, compared to $1,438.3 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in Trading income, net, of $216.8 million, which was primarily attributable to the lack of volatility and low trading volume. A decrease in Other, net, of $329.2 million primarily due to gain on the sale of BondPoint to ICE of $337.6 million recognized in January 2018. These decreases were partially offset by an increase in Commissions, net and technology services of $219.2 million which was primarily attributable to the results of ITG from the ITG Closing Date through September 30, 2019.

The following table shows the total revenues by segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2019	2018	% Change
Market Making
Trading income, net	$680,224	$899,902	(24.4)%
Interest and dividends income	64,404	60,681	6.1%
Commissions, net and technology services	17,213	21,886	(21.4)%
Other, net	3,181	2,132	49.2%
Total revenues from Market Making	765,022	984,601	(22.3)%

Execution Services
Trading income, net	3,387	552	513.6%
Interest and dividends income	12,241	600	NM
Commissions, net and technology services	342,681	118,775	188.5%
Other, net	1,602	338,832	(100)%
Total revenues from Execution Services	359,911	458,759	(21.5)%

Corporate
Trading income, net	—	—	NM
Interest and dividends income	—	56	NM
Commissions, net and technology services	—	—	NM
Other, net	1,879	(5,113)	NM
Total revenues from Corporate	1,879	(5,057)	NM

Consolidated
Trading income, net	683,611	900,454	(24.1)%
Interest and dividends income	76,645	61,337	25.0%
Commissions, net and technology services	359,894	140,661	155.9%
Other, net	6,662	335,851	(98.0)%
Total revenues	$1,126,812	$1,438,303	(21.7)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $216.8 million, or 24.1%, to $683.6 million for the nine months ended September 30, 2019, compared to $900.5 million for the nine months ended September 30, 2018. The decrease was primarily attributable to the lack of volatility and low trading volume across major asset categories during the nine months ended September 30, 2019 compared to the prior period. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services, Payments for order flow, and Brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $15.3 million, or 25.0%, to $76.6 million for the nine months ended September 30, 2019, compared to $61.3 million for the nine months ended September 30, 2018. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $219.2 million, or 155.9%, to $359.9 million for the nine months ended September 30, 2019, compared to $140.7 million for the nine months ended September 30, 2018. The increase was primarily attributable to the ITG Acquisition, as ITG's entire business is included in our Execution Services segment. The ITG Acquisition also brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services during the period from the ITG Closing Date through September 30, 2019.

Other, net. Other, net decreased $329.2 million, or 98.0%, to $6.7 million for the nine months ended September 30, 2019, compared to $335.9 million for the nine months ended September 30, 2018. The decrease was primarily due to the one-time transaction gain of $337.6 million on the sale of BondPoint to ICE in January 2018.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $3.6 million, or 0.5%, to $717.5 million for the nine months ended September 30, 2019, compared to $721.1 million for the nine months ended September 30, 2018. This decrease was primarily attributable to lower Trading income, net, driven by the lack of volatility and low trading volume across major asset categories during the nine months ended September 30, 2019 compared to the prior period. The decrease in Trading income, net was partially offset by an increase in Commissions, net and technology services as a result of the ITG Acquisition. There were decreases in Trading income, net in Global Equities of $160.9 million, and in Global FICC, Options and Other of $39.6 million, from the Market Making segment. These decreases were partially offset by an increase of $192.2 million, or 266.8%, in the Execution Services segment. Adjusted Net Trading Income per day decreased $39 thousand, or 1.0%, to $3.8 million for the nine months ended September 30, 2019, compared to $3.8 million for the nine months ended September 30, 2018. The number of trading days was 189 for both the nine months ended September 30, 2019, and 2018. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.
Operating Expenses

Our operating expenses increased $324.7 million, or 36.5%, to $1,215.4 million for the nine months ended September 30, 2019, compared to $890.7 million for the nine months ended September 30, 2018. The increase in operating expenses was primarily due to the ITG Acquisition, which caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, decreased $15.6 million, or 6.8%, to $214.2 million for the nine months ended September 30, 2019, compared to $229.8 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in volume we traded in Global Equities instruments and other asset categories, partially offset by increases due to the ITG Acquisition. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $18.2 million, or 13.2%, to $156.0 million for the nine months ended September 30, 2019, compared to $137.8 million for the nine months ended September 30, 2018. This increase was primarily due to the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $131.4 million, or 87.2%, to $282.1 million for the nine months ended September 30, 2019, compared to $150.7 million for the nine months ended September 30, 2018. The increase in compensation levels was primarily attributable to the increases in headcount subsequent to the ITG Acquisition as well as an increase in severance expense of $67.0 million. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $25.3 million and $20.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Payments for order flow. Payments for order flow increased $21.3 million, or 42.3%, to $71.7 million for the nine months ended September 30, 2019, compared to $50.4 million for the nine months ended September 30, 2018, The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, including new counterparties onboarded during 2019. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $15.5 million, or 15.4%, to $116.7 million for the nine months ended September 30, 2019, compared to $101.2 million for the nine months ended September 30, 2018. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions, as well as increased interest expense resulting from the ITG Acquisition. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $31.6 million, or 58.8%, to $85.2 million for the nine months ended September 30, 2019, compared to $53.7 million for the nine months ended September 30, 2018. The increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition, offset by on-going efforts to consolidate office premises and professional services.

Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 2.7%, to $48.9 million for the nine months ended September 30, 2019, compared to $47.6 million for the nine months ended September 30, 2018. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG Acquisition. The overall increase was partially offset by the decrease in depreciation and amortization as a result of certain assets being fully depreciated or amortized.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $30.4 million, or 151.7%, to $50.4 million for the nine months ended September 30, 2019, compared to $20.0 million for the nine months ended September 30, 2018. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases increased $43.2 million, or 185.4%, to $66.5 million for the nine months ended September 30, 2019, compared to $23.3 million nine months ended September 30, 2018. The increase in termination of office leases is due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing and prepayment. Expense from debt issue costs related to debt refinancing and prepayment decreased $3.8 million, or 32.7%, to $7.9 million for the nine months ended September 30, 2019, compared to $11.7 million for the nine months ended September 30, 2018. The amount for the nine months ended September 30, 2019 mainly reflects costs incurred related to the termination of the Senior Secured Term Loan Facility (as defined below) in the first quarter of 2019, while the amount for the nine months ended September 30, 2018 reflects the accelerated amortization of debt issuance costs due to prepayments of $384.8 million on long term borrowings in the nine months ended September 30, 2018.

Transaction advisory fees and expenses. Transaction advisory fees and expenses increased $15.1 million, or 167.9%, to $24.1 million for the nine months ended September 30, 2019, compared to $9.0 million for the nine months ended September 30, 2018. The increase was primarily attributable to the ITG Acquisition, for which we incurred significantly higher transaction advisory fees than those incurred in connection with the sale of BondPoint in January 2018.

Charges related to share based compensation at IPO. There were no charges related to share-based compensation at IPO for the nine months ended September 30, 2019, due to the fact that certain Virtu Class B Interests and East MIP Class B Interests became fully vested. Such charges were $24 thousand for the nine months ended September 30, 2018.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $36.1 million, or 65.1%, to $91.7 million for the nine months ended September 30, 2019, compared to $55.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes was $(14.3) million for the nine months ended

September 30, 2019, compared to $75.3 million for the nine months ended September 30, 2018. The change was primarily due to a loss before income taxes and noncontrolling interest for the nine months ended September 30, 2019.

Liquidity and Capital Resources

General

As of September 30, 2019, we had $372.7 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2019, we had borrowings under our short-term credit facilities of approximately $133.4 million, borrowing under broker dealer facilities of $37.0 million, short-term bank overdrafts of $62.4 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,982.4 million. As of September 30, 2019, our regulatory capital requirements for domestic U.S. broker-dealer subsidiaries were $5.8 million, in aggregate.

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

Regulatory Capital Requirements

Certain of our operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Americas LLC, Virtu Financial BD LLC, Virtu Financial Capital Markets LLC, Virtu ITG LLC, and Virtu Alternet Securities LLC, the latter two of which became our subsidiaries following the ITG Acquisition, are registered U.S. broker-dealers, and their primary regulators include the SEC, the Chicago Stock Exchange and the Financial Industry Regulatory Authority (“FINRA”).

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

Our Canadian subsidiaries, Virtu ITG Canada Corp, TriAct Canada Marketplace LP, and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Investment Industry Regulatory Organization of Canada. Virtu Financial Ireland Limited and Virtu ITG Europe Limited are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, Virtu Financial Ireland Limited and Virtu ITG Europe Limited are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Singapore Pte Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities Exchange, the Securities and Futures Commission, and the Monetary Authority of Singapore, respectively.

See Note 20 “Regulatory Requirement” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Short-Term Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q for details on our various credit facilities. As of September 30, 2019, the outstanding principal balance on our broker-dealer facilities was $37.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $133.4 million, which was netted within Receivables from broker-dealers and clearing organizations on the condensed consolidated statement of financial condition of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Company's Fourth Amended and Restated Credit Agreement and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. During the three months ended June 30, 2019, $50.0 million was repaid under the First Lien Term Loan Facility. As of September 30, 2019, $1,450 million was outstanding under the First Lien Term Loan Facility.

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

Under the Credit Agreement, term loans will mature on March 1, 2026; provided that unless at least $400.0 million of VFH's existing 6.750% second lien notes due 2022 have been repaid or refinanced (the “repayment requirement”) prior to the date that is 91 days prior to the maturity of the second lien notes (the “term springing maturity date”), the term loans will mature on the term springing maturity date. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022; provided that unless the repayment requirement is satisfied on or prior to the date that is 182 days prior to the maturity of the second lien notes (the “revolving springing maturity date”), the revolving commitments will terminate on the revolving springing maturity date. As described below, on October 9, 2019 VFH repaid the second lien notes in full and, as a result, the term loans will mature on March 1, 2026 and the revolving commitments will terminate on March 1, 2022.

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

On October 9, 2019 (the "Closing Date"), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement (as amended by Amendment No. 1, the “Amended Credit Agreement”) to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company, and pay related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026. The Company also entered into a five-year $525 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on the Incremental Term Loans at 4.8% through September 2024.

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

We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2019.

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

On July 20, 2017, VFH assumed all of the obligations of the Escrow Issuer under the Indenture and the Notes. The Notes are guaranteed by Virtu Financial and each of Virtu Financial’s wholly-owned domestic restricted subsidiaries that guarantee the Credit Agreement. We refer to VFH and the Co-Issuer together as, the “Issuers”.

As described above, the Credit Agreement was amended as of October 9, 2019 and VFH used the proceeds of the Incremental Term Loans together with cash on hand to redeem the Notes and the Indenture was fully terminated following such redemption.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
Net cash provided by (used in):	2019	2018
Operating activities	$(346,222)	$313,511
Investing activities	(882,820)	363,646
Financing activities	897,810	(790,398)
Effect of exchange rate changes on cash and cash equivalents	(9,996)	(3,713)
Net increase (decrease) in cash and cash equivalents	$(341,228)	$(116,954)

Operating Activities

Net cash used in operating activities was $346.2 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $313.5 million for the nine months ended September 30, 2018. The change in net cash used in/provided by operating activities was primarily attributable to a net loss for the nine months ended September 30, 2019 compared to net income during the prior period.

Investing Activities

Net cash used in investing activities was $882.8 million for the nine months ended September 30, 2019, compared to net cash provided by investing activities of $363.6 million for the nine months ended September 30, 2018. The cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date, while the cash provided by investing activities for the nine months ended September 30, 2018 was primarily due to the $400.2 million proceeds received from the sale of BondPoint in January 2018. See Note 3 “ITG Acquisition” and Note 4 “Sale of BondPoint” of Part I Item 1 “Financial Statements” of this quarterly report on Form 10-Q.

Financing Activities

Net cash provided by financing activities was $897.8 million for the nine months ended September 30, 2019, while net cash used in financing activities was $790.4 million for the nine months ended September 30, 2018. The cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to $1,500.0 million of proceeds from long term borrowings, offset by $400.0 million of repayments on the Senior Secured Term Loan Facility and $50.0 million of prepayments on the First Lien Term Loan Facility. In addition, cash provided by short-term borrowings was approximately $63.7 million, primarily attributable to the increase in short-term bank loans in the form of overdrafts. The cash used in financing activities for the nine months ended September 30, 2018 was primarily attributable to repayments of long term borrowings of $500.0 million, distributions from Virtu Financial to non-controlling interests of $196.1 million, and purchases of treasury stock of $58.2 million.

Share Repurchase Program

On February 8, 2018, the Company’s board of directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units, which was expanded to $100.0 million on July 27, 2018. Since the inception of the program, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. At September 30, 2019, the Company had approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. The share repurchase program expired on September 30, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of September 30, 2019, and December 31, 2018, or on our results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2019 and December 31, 2018 was $2.7 billion and $2.6 billion, respectively, in long positions and $2.2 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our condensed consolidated statements of financial condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 27.1% and 16.8% of our revenues for the three months ended September 30, 2019 and 2018, respectively, and approximately 24.9% and 12.0% for the nine months ended September 30, 2019 and 2018, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the above-mentioned foreign exchange rates would have resulted in decreases in revenues of $10.4 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively, and $28.1 million and $17.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, the Company’s board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. Since the inception of the program in February 2018, the Company has repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million. At September 30, 2019, the Company had approximately $34.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program. The share repurchase program expired on September 30, 2019. Pursuant to the program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. The Company had no repurchases of its Class A Common Stock under the Company's share repurchase program during the nine months ended September 30, 2019. Total share repurchases for the nine months ended September 30, 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	208,610	$26.43	—	$34,138,832

February 1, 2019 - February 28, 2019
Class A Common Stock / Virtu Financial Units repurchases	4,653	25.15	—	34,138,832

March 1, 2019 - March 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	111,932	24.72	—	34,138,832

April 1, 2019 - April 30, 2019
Class A Common Stock / Virtu Financial Units repurchases	21,413	24.58	—	34,138,832
Class C Common Stock/ Virtu Financial Units repurchases	3,584	26.66	—

May 1, 2019 - May 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	27,814	23	—	34,138,832

June 1, 2019 - June 30, 2019
Class A Common Stock / Virtu Financial Units repurchases	41,625	22.02	—	34,138,832

July 1, 2019 - July 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	30,943	21.64	—	34,138,832

August 1, 2019 - August 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	26,710	18.63	—	34,138,832

September 1, 2019 - September 30, 2019
Class A Common Stock / Virtu Financial Units repurchases	237	16	—	34,138,832

Total Common Stock / Virtu Financial Unit repurchases	477,521	$23.21	—	$34,138,832
(1) Includes the repurchase of 477,521 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the nine months ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 1 dated October 9, 2019 to Credit Agreement, dated March 1, 2019, among Virtu Financial LLC, as Holdings, Impala Borrower LLC, as Acquisition Borrower, VFH Parent LLC, as Refinancing Borrower, the Lenders, Issuing Banks and Swingline Lender Party Hereto, and Jefferies Finance LLC, as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on November 7, 2019).

10.2*†	Employment Agreement, dated as of April 17, 2019, by and between Virtu Financial Operating LLC and Brett Fairclough.
10.3*†	Letter agreements dated April 17, 2019, July 3, 2019 and September 3, 2019 between Virtu Financial Operating LLC and Brett Fairclough.
10.4*†	Employment Agreement, dated as of August 31, 2019, by and between Virtu Financial Operating LLC and Alex Ioffe.
10.5*†	Employment Agreement, dated as of March 25, 2011, by and between Virtu Financial Operating LLC and Hyungtaek (Henry) Kim.
10.6*†	Letter Agreement, dated as of August 15, 2019, between Virtu Financial Operating LLC and Hyungtaek (Henry) Kim.
10.7*†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Brett Fairclough.

10.8*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Brett Fairclough.

10.9*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Brett Fairclough.

10.10*†	Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of October 2, 2019, by and between Virtu Financial, Inc. and Alex Ioffe.
10.11*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of December 31, 2016, by and between Virtu Financial, Inc. and Hyungtaek (Henry) Kim.

10.12*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of April 22, 2019, by and between Virtu Financial, Inc. and Hyungtaek (Henry) Kim.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	November 8, 2019	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 8, 2019	By:	/s/ Alex Ioffe
Alex Ioffe
Chief Financial Officer