Form 10-K
period 2019-12-31
Virtu Financial, Inc.
filed 2020-02-28
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of February 28, 2020
Class A common stock, par value $0.00001 per share	119,921,738
Class C common stock, par value $0.00001 per share	12,162,851
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $1,677.1 million, based on the closing price of $21.78 per share as reported by NASDAQ on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2020 Proxy Statement”) for its 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

•
the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, monetary conditions and foreign currency and exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, natural disasters, pandemics, or extreme weather;

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

ITEM 1. BUSINESS

BUSINESS

Overview

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset infrastructure, we provide our clients a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income and myriad other commodities. Our integrated, multi-asset analytics platform provides a range of pre and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

Technology and operational efficiency are at the core of our business, and our focus on market making and order routing technology is a key element of our success. We have developed a proprietary, multi‑asset, multi‑currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges, liquidity centers, and our clients. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and institutional agency activities in an efficient manner that enables us to scale our activities globally, across additional securities and other financial instruments and asset classes, without significant incremental costs or third‑party licensing or processing fees.

We believe that technology-enabled market makers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by ensuring that market participants have an efficient means to transfer risk and analyze the quality of execution. We believe that market participants benefit from the increased liquidity, lower overall trading costs and execution transparency that Virtu provides.

Our execution services and client solutions products are designed to be transparent, because we believe transparency makes markets more efficient and helps investors make better, more informed decisions. We use the latest technology to create and deliver liquidity to global markets and innovative trading solutions and analytics tools to our clients. We interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

On July 20, 2017 (the “KCG Closing Date”), we completed our all-cash acquisition (the “Acquisition of KCG”) of KCG Holdings, Inc. (“KCG”). KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies. KCG combined advanced technology with specialized client service across market making, agency execution and trading venues and also engaged in principal trading via electronic market making.

On March 1, 2019 (the “ITG Closing Date”), we completed our acquisition of Investment Technology Group, Inc. (“ITG”) for approximately $1.0 billion (the “ITG Acquisition”). As described in “Acquisition of Investment Technology Group, Inc.” below, ITG was a global financial technology company that offered a suite of trading and financial technology products to help leading brokers and asset managers improve returns for investors around the world. ITG empowered traders and investors to reduce the end-to-end cost of implementing investment decisions via liquidity, execution, analytics and workflow technology solutions.

We have two operating segments: Market Making and Execution Services, and one non-operating segment: Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

We primarily conduct our Americas equities business through our SEC registered broker‑dealers. We are registered with the Central Bank of Ireland and the Financial Conduct Authority in the UK for our European trading, the Investment Industry Regulatory Organization of Canada and the Ontario Securities Commission for our Canadian trading, and the Monetary Authority of Singapore, Securities and Futures Commission of Hong Kong, and Australian Securities and Investments Commission for our Asia-Pacific (“APAC”) trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and to advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York, New York and our trading centers in Austin, Texas and Chicago, Illinois. Abroad, we conduct our business through trading centers located in London, England, Dublin, Ireland and Singapore.

Market Making

Our Market Making segment principally consists of market making in the cash, futures, and options markets across global equities, options, fixed income, currencies and commodities. As a leading, low‑cost market maker dedicated to improving efficiency and providing liquidity across multiple asset classes and geographies, we aim to provide critical market functionality and robust price competition in the securities and other financial instruments in which we provide liquidity. The scale and diversity of our market making activities provide added liquidity and transparency to the financial markets, which we believe are necessary and valuable components to the efficient functioning of markets and benefit all market participants. We support transparent and efficient, technologically advanced marketplaces, and advocate for legislation and regulation that promotes fair and transparent access to the financial markets.

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

We provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities, and we generate revenue by buying and selling large volumes of securities and other financial instruments while earning small bid/ask spreads.

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to temporarily widen as market participants are more willing to transact immediately and as a result market makers’ capture rate per notional amount transacted increases.

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

Our systems are monitored 24 hours a day, five days a week by our core operations team across our offices in North America, Asia Pacific, and Europe. This function provides coverage for our full technology platform, including our market data, order routing, transaction processing, and risk management technology modules.

Clients and Products

We offer direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker dealers and banks as well as buy-side clients comprising, among others, mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments in North America, Europe and Asia.

We generally compete based on execution quality, market coverage, payment for order flow, and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally measured based on factors that include speed of execution, fulfillment rates, opportunity and amounts of price improvement, using metrics defined in SEC Rule 605. In other asset classes, metrics for execution quality are not prescribed by applicable regulation, and in many cases, are client defined.

We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of the end client. We continually refine our automated order routing models so that we may remain competitive.

Global Equities

We trade over 25,000 listed Americas equity securities including, among others, equity related futures and exchange traded products, on thirteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the NASDAQ, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

Our strategy in the Americas and the rest of world is to utilize high speed, efficient connections to all of the registered exchanges and market centers, including the London Stock Exchange, Cboe Europe Equities, Euronext, Six Swiss Exchange, Australian Securities Exchange, Tokyo Stock Exchange and Singapore Exchange, as well as other trading venues and additional pools of liquidity to which we can gain access either directly or through a broker.

As exchange traded products, or “ETPs,” and other similar products have proliferated both domestically and internationally, demand has increased for trading the underlying assets or hedging such funds. Our technology has enabled us to expand into providing liquidity to this growing area by making markets across these assets in a variety of trading venues globally. We are authorized participants, and can create and/or redeem ETPs in the Americas. As of December 31, 2019, we are the Lead Market Maker or Designated Liquidity Provider in over 600 ETPs listed in the Americas.

We are also well positioned in European ETPs, as an authorized participant in many European ETPs. We are authorized participants in over 2,000 ETPs and can create and/or redeem ETPs listed outside the Americas. As of December 31,

2019, we are the registered Market Maker in over 500 ETPs listed abroad. We also hold a minority stake in SBI Japannext Co., Ltd. (“SBI”), a leading Proprietary Trading System in Japan.

Global Fixed Income, Currencies and Commodities (“FICC”), Options, and Other

Our Fixed Income market making includes our activity in U.S. Treasury securities and other sovereign debt, corporate bonds, and other debt instruments. We trade these products on a variety of specialized exchanges, direct to counterparties, and other trading venues, including BrokerTec, eSpeed, DealerWeb, and BGS’s Fenics UTS.

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 80 currencies, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. During the years ended December 31, 2019, 2018 and 2017, we were a leading participant in the major foreign exchange venues, including Reuters, Currenex, Cboe FX and NEX.

Our Commodities market making takes place on the CME, ICE, and Nasdaq Futures in crude oil, natural gas, heating oil, and gasoline futures. We trade approximately 100 energy products and futures on the ICE, CME, and TOCOM. We also actively trade precious metals, including gold, silver, platinum and palladium, as well as base metals such as aluminum and copper.

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE and NYSE Arca) and on the U.S. futures exchanges.

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker dealers. We generally earn commissions when transacting as an agent for our clients. Within the Execution Services segment, we offer the following categories of products and services:

•	Agency-based, execution-only trading, done through a variety of access points including:

◦	algorithmic trading and order routing;

◦	institutional sales traders who offer portfolio trading and single stock sales trading providing execution expertise for program, block and riskless principal trades in global equities and ETFs; and

◦	matching of client conditional orders in POSIT Alert and in our ATSs, including Virtu MatchIt, POSIT and MATCHNow.

•
Workflow Technology, and our integrated, broker-neutral trading tools delivered across the globe including order and execution management systems and order management software applications and network connectivity; and

•	Trading Analytics, including

◦	tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance and post-trade analysis;

◦	portfolio construction and optimization decisions; and

◦	securities valuation.

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2019 our Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.

Clients may access a broad range of products and services that includes electronic execution services in global equities via algorithmic trading, order routing and an execution management system (“EMS”) as well as internal crossing through our registered ATSs. Our ATSs provide clients with anonymous sources of non-displayed liquidity. We also offer clients voice access to global markets including sales and trading for equities, ETFs and options. Certain broker-dealer affiliates also engage in foreign exchange trading to facilitate equity trades by clients in different currencies as well as other client foreign exchange trades unrelated to equity trades. We handle large complex trades, accessing liquidity from our order flow and other sources. We provide soft dollar and commission recapture programs.

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

Agency-based, Execution-only Trading

Our clients may access a broad range of products and services that includes electronic execution services in global equities via algorithmic trading, order routing and an EMS as well as internal crossing through our registered ATSs. Our algorithms and order routers help portfolio managers and traders to trade orders quickly, comprehensively and cost‑efficiently from our EMS or our Order Management System (“OMS”) and most third‑party trading platforms. Our institutional sales traders offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs.

We provide matching of client orders in our ATSs, including Virtu MatchIt, POSIT ATS, POSIT MTF, and MATCHNow. MatchIt provides two crossing sessions, a Main Session and a Conditional Session. The Main Session provides continuous crossing with price/time priority and is available to our subsidiaries and external subscribers. The Conditional Session accepts conditional orders with price/size priority, and is only available to our subsidiaries. POSIT provides continuous crossing of non‑displayed (or dark) equity orders and price improvement opportunities within the published best bid and offer price. POSIT Alert is a block crossing mechanism within POSIT. POSIT Alert unites liquidity sourced directly from trader OMSs with conditional orders from electronic participants for matching using a conditional order process. In addition, POSIT MTF Auction provides frequent batch auctions which display indicative size/price prior to trade execution. MATCHNow is an ATS for Canadian‑listed equities, operated by our wholly‑owned subsidiary, TriAct Canada Marketplace LP (“TriAct”). MATCHNow is a dark pool ATS in Canada, offering a call auction marketplace with a non‑displayed book with trades executed at or within the Canadian National Best Bid and Offer.

Workflow Technology

Our workflow technology tools are designed to meet the needs of a broad range of trading styles. As an example, Triton Valor, the most recent release of our multi‑asset and broker‑neutral Triton EMS, helps to bring integrated execution and analytical tools to the user’s desktop, including the Algo Wheel, an algorithmic way for a portfolio manager to intelligently allocate volume between different providers. Triton supports global list‑based and single‑stock trading, as well as futures and options capabilities and includes a fully integrated and supported financial services communications network (ITG Net). Triton also provides traders with access to scalable, low‑latency, multi‑asset trading opportunities. Our OMS combines portfolio management, compliance functionality, and a fully integrated and supported financial services communications network (ITG Net) with a consolidated, outsourced service for global trade matching and settlement that provides connectivity to the industry’s post‑trade utilities, as well as support for multiple, flexible settlement communication methods and a real‑time process monitor.

ITG Net is our global financial communications network that provides reliable and fully-supported connectivity between buy‑side and sell‑side firms for multi‑asset order routing and indication‑of‑interest messages with Virtu and third‑party trading platforms. ITG Net supports approximately 9,000 global billable connections to more than 600 unique execution destinations worldwide. ITG Net also integrates the trading products of third‑party brokers and ATSs into our OMS and EMS platforms.

RFQ‑hub, a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments, connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the Asia Pacific region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. RFQ‑hub is available as a stand‑alone platform and is also integrated with Triton.

We offer administration and consolidation of client commission arrangements across a wide range of our clients’ preferred brokerage and research providers through Commission Manager, a robust, multi‑asset, web‑based commission management portal, and Budget Tracker, which enables asset managers to set research allocations and create and track budgets for their end clients. We also offer a comprehensive research payment account solution, enabling clients to unbundle research and execution payments to comply with the European Markets in Financial Instruments Directive (“MiFID”) II regulations.

Analytics

Our trading analytics suite helps enable portfolio managers and traders to analyze execution performance before the trade happens (pre‑trade) and during trading (real‑time) by providing trading analytics and risk models that help them perform predictive analysis, manage risk, change strategy and reduce trading costs. Trading costs are affected by multiple factors, such as execution strategies, time horizon, volatility, spread, volume and order size. Our trading analytics suite is designed to gauge the effects of these factors and aid in the understanding of the trade‑off between market impact and opportunity cost. For example, our transaction cost analysis (“TCA”) offers measurement and reporting capabilities to analyze costs and performance across the trading continuum. TCA assesses trading performance and implicit costs under various market conditions so users can adjust strategies and potentially reduce costs and boost investment performance. TCA is also available for foreign exchange transactions (FX TCA) and for corporate and sovereign bond trading (FI TCA).

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our operating segments.

Risk Management

We are acutely focused on risk management. Our market making activities involve taking on risk positions and our execution services business involves providing trading, clearing and related services on behalf of customers and clients. These activities expose us to market, counterparty, operational, and regulatory risk. We aim to mitigate these risks through prudent risk management practices.

We have appointed a Chief Risk Officer (“CRO”) who reports independently into the Board Risk Committee. We have created a Risk Advisory Committee, which includes key personnel from each of our regions globally and is comprised of our CRO and our Chief Compliance Officer (“CCO”), members of our senior management team, senior technologists and traders, and certain senior officers. Our Risk Advisory Committee provides advice to our CRO and our senior management team in connection with our key risk management policies, procedures and risk limits. Our board of directors, through the Board Risk Committee, is regularly apprised of risk events, risk profiles, trends and the activities of our Risk Advisory Committee, including our risk management policies, procedures and controls.

Our approach to managing risk includes the following practices:

•
Pre-Trade Risk Controls. Messages that leave our trading environment must first pass through a series of preset risk controls, which are intended to minimize the likelihood of unintended activities by our algorithms. Certain risk controls, when triggered, result in a strategy lockdown, which requires a manual reset in order to restart the strategy.

•
Model Restrictions. Trading models have limits in place which restrict individual position sizes, sector exposures and imbalanced portfolios with significant directional risks. Trading strategies are designed to automatically reduce exposures when limits are reached. The models are monitored continuously by the trading team and the risk managers.

•
Aggregate Exposure Monitoring. Pursuant to our risk management policies, our automated management information systems monitor in real‑time and generate report on daily and periodic bases. Exposures monitored include:

◦	Risk Profiles

◦	Statistical Risk Measures including Value at Risk (“VaR”), and Equity Betas

◦	Stress and Scenario analysis

◦	Concentration measures

◦	Profit and Loss analysis

◦	Trading performance reports

•
Our trading assets and liabilities are marked‑to‑market daily for financial reporting purposes by reference to official exchange prices, and they are re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

•	Operational Controls. We have a series of automated controls over our business. Key automated controls include:

◦	Our technical operations system continuously monitors our network and the proper functioning of each of our trading centers around the world;

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

Our approach to risk mitigation can in some cases limit our overall opportunities, including by adding a degree of latency to our trading infrastructure which can, for example, prevent us from earning outsized returns in times of extreme market volatility. We believe that these trade-offs are necessary to properly limit risk.

We rely on technology and automation to perform many functions within Virtu. Cyber threats are a risk that we are exposed to as a result of our heavy reliance on technology. These threats could include the introduction of malicious code or unauthorized access, and could result in data loss or destruction, business interruption, and the unavailability of service and other risks. We have taken steps to mitigate the various cyber threats, and we devote resources to maintain and regularly upgrade our systems and networks and review the ever-changing threat landscape. We periodically review policies and procedures to seek to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement technology solutions that enhance preventive and detection capabilities. We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. However, such insurance may be insufficient to cover all losses or may not provide any coverage.

Competition

The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with any particular firm; however, individual products compete with various firms and consortia:

Within the market making segment, our competition has been registered market making firms ranging from sole proprietors with very limited resources to large, integrated broker‑dealers. Today, a range of market participants may compete with us for revenues generated by market making activities across one or more asset classes and geographies, including market participants, such as Citadel Securities, Susquehanna International Group LLP, Two Sigma, Jane Street, DRW Holdings, IMC, and Optiver.

In the execution services segment, our algorithmic and smart routing products, as well as our high‑touch agency execution and portfolio trading internalizers services, compete with agency‑only and other sell‑side firms. Our trading and portfolio analytics compete with offerings from several sell‑side‑affiliated and independent companies. POSIT and MATCHNow compete with various national and regional securities exchanges, ATSs, Electronic Communication Networks, MTFs and systematic internalizers for trade execution services. Our EMS, OMS, connectivity and RFQ services compete with offerings from independent vendors, agency‑only firms and other sell‑side firms.

Some of our competitors in market making and execution services are larger than we are and have more captive order flow in certain assets. We believe that the high cost of developing a competitive technological framework is a significant barrier to entry by new market participants. Technology and software innovation is a primary focus for us, rather than relying solely on the speed of our network. We believe that our scalable technology allows us to access new markets and increase volumes with limited incremental costs.

Intellectual Property and Other Proprietary Rights

We rely on federal and state laws that govern trade secrets, trademarks, domain names, patents, copyright and contract law to protect our intellectual property and proprietary technology. We enter into confidentiality, intellectual property invention assignment and/or non‑competition and non‑solicitation agreements or restrictions with our employees, independent contractors and business partners, and we control access to, and distribution of, our intellectual property.

Employees

As of February 21, 2020, we had approximately 1,012 employees, all of whom were employed on a full‑time basis and in good standing. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

Regulation

We conduct our U.S. equities and options market making and provide execution services through our SEC‑registered broker‑dealers: Virtu Americas LLC, Virtu ITG LLC, Virtu Financial BD LLC, Virtu Financial Capital Markets LLC, and Virtu AlterNet Securities LLC. Both Virtu Americas LLC and Virtu ITG LLC are broker‑dealers regulated by the SEC and their designated examining authority is the Financial Industry Regulatory Authority, Inc. (“FINRA”). Virtu Americas LLC is also registered as a floor trader firm with the Commodity Futures Trading Commission (“CFTC”), while Virtu ITG LLC is registered as an introducing broker with the CFTC and is a member of the National Futures Association (“NFA”). Virtu Financial BD LLC is regulated by the SEC and its designated examining authority is the Chicago Stock Exchange. Virtu AlterNet Securities LLC and Virtu Financial Capital Markets LLC are also regulated by the SEC and are members of FINRA. Over the course of 2019, in furtherance of our integration efforts, we worked to consolidate U.S. brokerage activity into Virtu Americas LLC and, to that effect, submitted applications to withdraw the SEC registrations of Virtu Financial BD LLC and Virtu Financial Capital Markets LLC. We expect to continue this consolidation in 2020.

Our activities in U.S. equities are primarily self‑cleared. We are a full clearing member of the National Securities Clearing Corporation (“NSCC”) and the Depository Trust & Clearing Corporation (“DTCC”). We use the services of prime brokers, primarily in other asset classes, who provide us direct market access to markets and often cross‑margining and margin financing in return for execution and clearing fees. We continually monitor the credit quality of our prime brokers and rely on large multinational banks for most of our execution and clearing needs globally.

Our energy, commodities and currency market making and trading activities are primarily conducted through Virtu Financial Global Markets LLC.

We conduct our European, Middle Eastern and African (“EMEA”) market making activities from Dublin and through our subsidiary Virtu Financial Ireland Limited, which is authorized as an “Investment Firm” with the Central Bank of Ireland. Virtu Financial Ireland Limited maintains a branch office in London. We conduct our EMEA execution services trading activity from Dublin, London, and Paris through our subsidiary Virtu ITG Europe Limited. Virtu ITG Europe Limited is authorized and regulated by the Central Bank of Ireland as an “Investment Firm” and maintains branch offices in London and Paris. Virtu ITG Europe Limited’s London branch is registered with the UK Financial Conduct Authority (“FCA”) and its Paris branch is registered with the Banque de France. Virtu ITG Europe Limited also operates a multi-lateral trading facility (“MTF”) in Ireland and Virtu ITG UK Limited, a U.K. investment firm, operates a MTF in the U.K. Virtu ITG UK Limited is an investment firm which is authorized and regulated with the FCA.

We conduct our Asia-Pacific (“APAC”) market making activities from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore (“MAS”) for an investment incentive arrangement. We conduct our APAC execution services trading activity from Singapore, Hong Kong, and Australia through our subsidiaries Virtu ITG Singapore Pte. Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Australia Limited. Virtu ITG Singapore Pte. Limited is a holder of a Capital Markets Services License from the MAS, with the MAS acting as its principal regulator. Virtu ITG Hong Kong Limited is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer’s license issued by the Securities and Futures Commission of Hong Kong (“SFC”), with the SFC acting as its principal regulator. Virtu ITG Australia Limited is a market participant of the Australian Securities Exchange (“ASX”) and Chi X Australia Limited, and is also a holder of an Australian Financial Services

License issued by the Australian Securities and Investments Commission (“ASIC”). Virtu ITG Australia Limited’s principal regulators are the ASX and ASIC.

Our Canadian market making activities are conducted through our subsidiary Virtu Financial Canada ULC. Virtu Financial Canada ULC is a Canadian broker‑dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”). Our Canadian execution services trading activities are conducted through our subsidiary Virtu ITG Canada Corp. Virtu ITG Canada Corp. is a Canadian broker‑dealer registered as an investment dealer with IIROC, Ontario Securities Commission (“OSC”), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission (“ASC”), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. Virtu ITG Canada Corp. is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec.

Most aspects of our business are subject to regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our broker-dealer subsidiaries are members. The SEC, FINRA, CFTC, NFA, U.S. state securities regulators, the European Securities and Markets Authority (“ESMA”) in the European Union, the Central Bank of Ireland, FCA in the UK, Banque de France in France, MAS in Singapore, SFC in Hong Kong, ASX and ASIC in Australia, IIROC and OSC in Canada, other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets, including, but not limited to, trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, customer protection, reporting, record retention, market access and the conduct of officers, employees and other associated persons.

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

Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market, the revocation or limitation of licenses, the issuance of cease‑and‑desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons. From time to time, we are the subject of requests for information and documents from the SEC, FINRA and other regulators. It is our practice to cooperate and comply with the requests for information and documents. These requests could lead to administrative or court proceedings. Whether or not they result in adverse findings, they can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, customer relationship and profitability.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, future legislative or regulatory changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations. Regulators may propose market structure changes particularly considering the continued regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow, profit-sharing relationships, and exchange fee and rebate structures.

The SEC and other SROs have enacted and are actively considering rules that may affect our operations and profitability. Among these are changes the SEC has made to Reg NMS Rule 606, as well as changes the SEC is considering to Rule 605 which are intended to provide additional information on order routing and execution quality. Regulation ATS-N recently became effective and requires operators of alternative trading systems to provide additional information regarding the ATS and other business of the operator that may pose conflicts. Broker-dealers will be subject to the reporting requirements under the Reg NMS Plan providing for a Consolidated Audit Trail of equities and options data commencing in 2020. The SEC has adopted NMS Rule 610T to conduct a transaction fee pilot (the “Pilot”) designed to generate data that will help the SEC analyze the effects of exchange transaction fee and rebate pricing models on order routing behavior, execution quality, and market quality generally. Data from the Pilot will be used to facilitate an empirical evaluation of whether the exchange transaction-based fee and rebate structure is operating effectively to further statutory goals and whether there is a need for any potential regulatory action in this area. The Pilot implementation date has been stayed pursuant to the SEC’s Partial Stay Order of March 28, 2019. These changes and others impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.

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

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID, which was implemented in November 2007, has been replaced by a more prescriptive MiFIR Regulation and MiFID II. MiFID II represented the most significant change to take place in the operation of European capital markets to date and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II requires European firms to conduct all trading on European Trading Venues including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third country venues, requires market makers, such as Virtu Financial Ireland Limited, to post firm quotes at competitive prices and supplemented requirements with regards to investment firms’ pre-trade risk controls related to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime is currently under review, with European Union authorities considering making further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares” and, on February 17, 2020, a European Commission public consultation on the review of the MiFIDII/MiFIR regulatory framework.

Each of these legislative and regulatory requirements imposes additional technological, operational and compliance costs on us. New laws, rules or regulations as well as any regulatory or legal actions or proceedings, changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Corporate History

We and our predecessors have been in the electronic trading and market making business for more than 15 years. We conduct our business through Virtu Financial LLC (“Virtu Financial”) and its subsidiaries. We completed our initial public offering (“IPO”) in April 2015, after which shares of our Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) began trading on NASDAQ under the ticker symbol “VIRT.”

Prior to our IPO, we completed a series of reorganization transactions (the “Reorganization Transactions”) pursuant to which, among other things, we acquired equity interests in Virtu Financial as a result of certain mergers involving wholly owned subsidiaries of ours, an affiliate of Silver Lake Partners and Temasek Holdings (Private) Limited (“Temasek”), and an affiliate of Temasek (the “Temasek Pre-IPO Member”) (the “Mergers”), and in exchange we issued to an affiliate of Silver Lake Partners (such affiliate, the “Silver Lake Post-IPO Stockholder”) and an affiliate of Temasek (such affiliate, the “Temasek Post-IPO Stockholder”, and together with the Silver Lake Post-IPO Stockholder, the “Investor Post-IPO Stockholders”), shares of our Class A Common Stock and rights to receive payments under a tax receivable agreement described below, we became the sole managing member of Virtu Financial, all of the existing equity interests in Virtu Financial were reclassified into non-voting common interest units (“Virtu Financial Units”), our certificate of incorporation was amended and restated to authorize the issuance of four classes of common stock: Class A Common Stock, Class B Common Stock (as defined below), Class C Common Stock (as defined below) and Class D Common Stock (as defined below), and the holders of Virtu Financial Units other than us subscribed for shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) or Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) (in the case of the Founder Post-IPO Member, as defined below) in an amount equal to the number of Virtu Financial Units held by such member.

The Class A Common Stock and Class C Common Stock each provide holders with one vote on all matters submitted to a vote of stockholders, and the Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”) and Class D Common Stock each provide holders with 10 votes on all matters submitted to a vote of stockholders. The holders of Class C Common Stock and Class D Common Stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to holders of Class A Common Stock and Class B Common Stock. Shares of our common stock generally vote together as a single class on all matters submitted to a vote of our stockholders.

On July 20, 2017, the Company completed the all-cash Acquisition of KCG. In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A stock to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek, for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, (collectively, the “July 2017 Private Placement”).

On March 1, 2019, the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the “ITG Acquisition”).

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement, and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 62.2% interest in Virtu Financial at December 31, 2019. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain members of the management of Virtu Financial and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 82.1% of the combined voting power of our outstanding common stock as of December 31, 2019. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

Available Information

Our website address is www.virtu.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as possible after we electronically file them with, or furnish them to, the SEC.

Our Investor Relations Department can be contacted at Virtu Financial, Inc., One Liberty Plaza, 165 Broadway, New York, NY, 10006, Attn: Investor Relations, e-mail: investor_relations@virtu.com.

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

Our revenues and profitability depend in part on the level of trading activity of securities, derivatives and other financial products on exchanges and in other trading venues in the U.S. and abroad, which are directly affected by factors beyond our control, including economic and political conditions, emergencies and pandemics, broad trends in business and finance and changes in the markets in which such transactions occur. Weaknesses in the markets in which we operate, including economic slowdowns in recent years, have historically resulted in reduced trading volumes for us. Declines in trading volumes generally result in lower revenues from market making and transaction execution activities. Lower levels of volatility generally have the same directional impact. Declines in market values of securities or other financial instruments can also result in illiquid markets, which can also result in lower revenues and profitability from market making and transaction execution activities. Lower price levels of securities and other financial instruments, as well as compressed bid/ask spreads, which often follow lower pricing, can further result in reduced revenues and profitability. These factors can also increase the potential for losses on securities or other financial instruments held in inventory and failures of buyers and sellers to fulfill their obligations and settle their trades, as well as claims and litigation. Declines in the trading activity of institutional or “buy-side” market participants may result in lower revenue and/or diminished opportunities for us to earn commissions from execution activities. Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the past, our revenues and operating results have varied significantly from period to period due primarily to movements and trends in the underlying markets and to fluctuations in trading volumes and volatility levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

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

The success of our business is substantially dependent on the accuracy and performance of our customized trading platform, which evaluates and monitors the risks inherent in our market making strategies and execution services business, assimilates market data and reevaluates our outstanding quotes and positions continuously throughout the trading day. Our strategies are designed to automatically rebalance our positions throughout the trading day to manage risk exposures on our positions. Flaws in our strategies, order management system, risk management processes, latencies or inaccuracies in the market data that we use to generate our quotes, or human error in managing risk parameters or other strategy inputs, may lead to unexpected and unprofitable trades, which may result in material trading losses and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our risk management activities related to our on exchange market making strategies utilize a four‑pronged approach, consisting of strategy lockdowns, centralized strategy monitoring, aggregate exposure monitoring and operational controls. In particular, messages that leave our trading environment first must pass through a series of preset risk controls or “lockdowns” that are intended to minimize the likelihood of unintended activities. In certain cases, this layer of risk management, which adds a layer of latency to our process, may limit our ability to profit from acute volatility in the markets. This would be the case, for example, where a particular strategy being utilized by one of our traders is temporarily locked down for generating revenue in excess of the preset risk limit. Even if we are able to quickly and correctly identify the reasons for a lockdown and quickly resume the trading strategy, we may limit our potential upside as a result of our risk management policies.

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

As a market maker, we provide liquidity by consistently buying securities from sellers and selling securities to buyers. We may at times trade with others who have information that may be more accurate or complete than the information we have, and as a result we may accumulate unfavorable positions preceding large price movements in a given instrument. Should the frequency or magnitude of these events increase, our losses would likely increase correspondingly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face substantial competition and are subject to other competitive dynamics which could harm our financial performance.

Revenues from our market making activities depend on our ability to offer to buy and sell financial instruments at prices that are attractive and represent the best bid and/or offer in a given instrument at a given time. To attract order flow, we compete with other firms not only on our ability to provide liquidity at competitive prices, but also on other factors such as order execution speed and technology. Similarly, revenues from our technology services and agency execution services depend on our ability to offer cutting edge technology and risk management solutions. Across our businesses, our relationships with clients, customers and other counterparties could be adversely impacted by competitive dynamics across the industry, including but not limited to consolidation in the retail brokerage industry or asset management industry.

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

A majority of our market making revenue for 2019 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on, our business, financial condition and operating results.

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

We are a highly leveraged company. As of December 31, 2019, we had an aggregate of $1,957.2 million outstanding indebtedness under our long-term borrowings. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $200 million, which was subsequently increased to $300 million in January 2020, under which we had $30.0 million of borrowings outstanding as of December 31, 2019. We are also a party to a $600.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2019. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $586.0 million under which we had $134.3 million in borrowings outstanding at December 31, 2019.

The credit agreement entered into on March 1, 2019 by and among Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, the lenders party thereto and Jeffries Finance LLC, as administrative agent (as amended on October 9, 2019 and as further amended from time to time, the “Credit Agreement”) contains, and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to successfully execute our strategy, engage in favorable business activities or finance future operations or capital needs. In addition, the revolving credit facility under the Credit Agreement is subject to a springing financial covenant which, if in effect, may require us to take action to reduce our debt or to act in a manner contrary to our business objectives.

We may be unable to remain in compliance with covenants contained in the Credit Agreement, and our obligation to comply with these covenants may adversely affect our ability to operate our business. A failure to comply with the covenants under the Credit Agreement or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any such event of default has occurred and is continuing, the lenders under our Credit Agreement, among other things:

•	will not be required to lend any additional amounts to us; or

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable and terminate all commitments to extend further credit;

any of which could result in cross defaults under our other indebtedness. If we default on our indebtedness, our business, financial condition and results of operation could suffer a material adverse effect.

We pledge substantially all of our and our guarantor subsidiaries’ assets as collateral under the Credit Agreement. If we were unable to repay such indebtedness, the lenders under the Credit Agreement could proceed to exercise remedies against the collateral granted to them to secure that indebtedness. If any of our outstanding indebtedness under the Credit Agreement or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant part of our outstanding indebtedness.

Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks associated with our substantial indebtedness.

Borrowings under the Credit Agreement, the Uncommitted Facility and the Committed Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into, and may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

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

In addition, certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the SEC's Rule 613 in respect of consolidated audit trail imposes new reporting requirements and additional costs on U.S. broker-dealers. In December 2018, the SEC approved a Transaction Fee Pilot for NMS Securities which will create three groups of securities that will be subject to restrictions on access fees and rebates. Finally, the SEC has proposed amendments to regulations that would require our registered broker‑dealer that is not currently a FINRA member to become a member of FINRA, which, if adopted as proposed, would subject the broker‑dealer to FINRA’s rules and require payment of additional fees per trade that could adversely affect our profits given that we seek to make small profits on individual trades. Additionally, the CFTC has proposed the adoption of Regulation Automated Trading, which would, among other requirements, require registration by direct market participants, mandate the use of certain types of risk controls, and require the maintenance of a source code repository in accordance with certain specifications.

Any or all of these proposals or additional proposals may be adopted by the SEC, CFTC or other U.S. or foreign legislative or regulatory bodies, and news media attention to electronic trading and market structure could increase the likelihood of adoption. These potential market structure and regulatory changes could cause a change in the manner in which we make markets, impose additional costs and expenses on our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including Virtu Financial Ireland Limited, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposes additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of new trading venues known as Organized Trading Facilities, and the promulgation of a new bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime is currently under review, with European Union authorities considering making further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares” and, on February 17, 2020, a European Commission public consultation on the review of the MiFIDII/MiFIR regulatory framework. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators have been implementing in the various jurisdictions in which our lenders may be incorporated. As these rules are implemented and impose more stringent capital and liquidity requirements, certain of our lenders may revise the terms of our borrowing facilities or margin financing arrangements, reduce the amount of financing they provide, or cease providing us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Non‑compliance with applicable laws or regulatory requirements could negatively impact our reputation, prospects, revenues and earnings.

Our subsidiaries are subject to regulations in the U.S., and our foreign subsidiaries are subject to regulations abroad, in each case covering all aspects of their business. Regulatory bodies that exercise or may exercise authority over us include, without limitation, in the U.S., the SEC, FINRA, the Chicago Stock Exchange, the Chicago Mercantile Exchange, the Intercontinental Exchange, the CFTC, the NFA Exchanges and the various state securities regulators; in the European Union, the European Securities and Markets Authority (“ESMA”); in Ireland, the Central Bank of Ireland; in Switzerland, the Swiss Financial Market Supervisory Authority; in France, the Autorité des Marchés Financiers (“AMF”); in the United Kingdom, the FCA; in Hong Kong, the SFC; in Australia, the Australian Securities and Investment Commission; in Canada, the Investment Industry Regulatory Organization of Canada and various Canadian provincial securities commissions; in Singapore, the Monetary Authority of Singapore and the Singapore Exchange; and in Japan, the Financial Services Agency and the Japan

Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation and changes in rules promulgated by various domestic and foreign government agencies and SROs that oversee our businesses, as well as by changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of additional capital and margin requirements and/or transaction taxes. While we endeavor to deliver required annual filings in all jurisdictions in a timely manner, we cannot guarantee that we will meet every applicable filing deadline globally. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could also negatively impact our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could negatively impact our operations, revenues and earnings.

Domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine, impose undertakings, issue cease‑and‑desist orders and suspend or expel a broker‑dealer or other market participant or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have been, are currently, and may in the future be, the subject of one or more regulatory or SRO enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Regulation NMS, Regulation SHO, Regulation SCI, market access rules, capital requirements and other domestic and foreign securities rules and regulations. We and other broker-dealers and trading firms have also been the subject of requests for information and documents from the SEC and other regulators. We have cooperated and complied with these requests for information and documents. Our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. For example, in December 2015, the enforcement committee of the AMF fined our European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its conclusion that the subsidiary engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. In 2017, the fine was reduced to €3.3 million (approximately $3.9 million) and in 2018 was reduced to €3.0 million (approximately $3.4 million). The relevant trading activities were conducted on or around 2009, prior to our acquisition of that subsidiary from Madison Tyler Holdings, which acquisition was consummated in 2011. To continue to operate and to expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. In 2016, Estonia, one of the original members, withdrew its support for the proposal. As of December 31, 2019 such tax has not yet been implemented within the European Union although draft legislative proposals are currently under consideration. Similarly, in 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, in late 2018 and 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, as well as potential Democratic candidates for the 2020 U.S. Presidential election, have announced proposals or plans that include a financial transaction fee. These proposed transaction taxes would apply to certain aspects of our business and transactions in which we are involved. Any such tax would increase our cost of doing business to the extent that (i) the tax is regularly applicable to transactions in the markets in which we operate, (ii) the tax does not include exceptions for market makers or market making activities that is broad enough to cover our activities or (iii) we are unable to widen our bid/ask spreads in the markets in which such a tax would be applicable to compensate for its imposition. Furthermore, the proposed taxes may reduce or negatively impact trading volume and transactions on which we are dependent for revenues. While it is difficult to assess the impact the proposed taxes could have on us, if either transaction tax is implemented or any similar tax is implemented in any other jurisdiction in which we operate, our business, financial condition, results of operations and cash flows could suffer a material adverse effect, and could be impacted to a greater degree than other market participants.

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

We rely significantly on our computer systems and software to receive and properly process internal and external data and utilize such data to generate orders and other messages. A disruption or corruption of the proper functioning of our computer systems or software could cause us to make erroneous trades or result in other negative circumstances, which could result in material losses or reputational harm. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, including human error, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A failure in our computer systems and software, operations, capacity constraints, malfunctions and delays, as well as human error or malfeasance, could harm our business.

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, software bugs and errors, electronic and physical security breaches, natural disasters, economic or political developments, pandemics, weather events, power loss, utility or internet outages, computer viruses, intentional acts of vandalism, war, terrorism and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate in ways that we did not intend, at an unacceptably low speed or even fail. While we have invested significant amounts of capital to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will always operate properly or be sufficient to handle such extraordinary trading volumes. Any disruption for any reason in the proper functioning or any corruption of our software or erroneous or corrupted data may cause us to make erroneous trades or suspend our services and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited to, natural disasters, economic or political developments, pandemics, weather events, war, terrorism and other similar events.

Further, the severity of the disruption can also vary from minimal to severe. Although we have employed efforts to develop, implement and maintain reasonable disaster recovery and business continuity plans, we cannot guarantee that our systems will fully recover after a significant business disruption in a timely fashion or at all. Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other services facilities used by us, our employees or third parties with which we conduct business. If we are prevented from using any of our current trading operations, or if our business continuity operations do not work effectively, we may not have complete business continuity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as “Brexit”. In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. Following extensions to that period, a Withdrawal Agreement and Political Declaration were reached between the U.K. and the E.U. On January 23, 2020, the European Union (Withdrawal Agreement) Act 2020 received Royal Assent in the U.K., and on January 31, 2020 the U.K. left the E.U. Pursuant to the terms of the Withdrawal Agreement. The U.K. and E.U. are in a transition period which is currently set to end as of December 31, 2020. During the transition period, the current rules on trade, travel, and business for the U.K. and E.U. continue to apply, with new U.K. regimes set to take effect on January 1, 2021. We presently access the E.U. markets primarily through our Irish regulated subsidiaries and have a U.K. subsidiary, which is an authorized and regulated investment firm with permission to operate a U.K. MTF, and we therefore do not expect any impact on our access to E.U. markets as a result of Brexit. However, it is not possible at this point in time to predict fully the effects of the end of the U.K.’s transition period with the E.U., including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our activities in the U.K. or the potential impact of interacting with U.K.-based market participants. Poor future relations between the U.K. and E.U. could adversely affect European or worldwide political, fiscal, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of the future relationship between the E.U. and the U.K., the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Disruptions and uncertainty caused by these events may also cause our clients to closely monitor their costs and reduce their spending budget on our services. Any of these effects of the U.K.’s departure from the E.U., and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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

We may incur material losses on foreign exchange transactions entered into on behalf of clients and be exposed to material liquidity risk due to counterparty defaults or errors.

We enable clients to settle cross‑border equity transactions in their local currency through the use of foreign exchange contracts. These arrangements typically involve the delivery of securities or cash to a counterparty that is not processed through a central clearing facility in exchange for a simultaneous receipt of cash or securities. We may operate as either a principal or agent in these transactions. As a result, a default by one of our counterparties prior to the settlement of their obligation could materially impact our liquidity and have a material adverse effect on our financial condition and results of operations.

In addition, we are exposed to operational risk. Employee and technological errors in executing, recording or reporting foreign exchange transactions may result in material losses due to the large size of such transactions and the underlying market risk in correcting such errors.

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

As certain of our subsidiaries are members of FINRA and other SROs, we are subject to certain regulations regarding changes in ownership or control and material changes in operations. For example, FINRA’s NASD Rule 1017 generally provides that FINRA approval must be obtained in connection with certain change of ownership or control transactions, such as a transaction that results in a single entity or person owning 25% or more our equity. Similarly, Virtu Financial Ireland Limited,Virtu ITG Europe Limited and Virtu ITG UK Limited, our regulated subsidiaries in the Ireland and the U.K., are subject to change in control regulations promulgated by the Central Bank of Ireland and/or the FCA, and other registered or regulated foreign subsidiaries may be subject to similar regulations in applicable jurisdictions. As a result of these regulations, our future efforts to sell shares of our common stock or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

We are dependent on the continued service of certain key executives, the loss or diminished performance of whom could have a material adverse effect on our business.

Our performance is substantially dependent on the performance of our senior management, including Douglas Cifu, our Chief Executive Officer and Alexander Ioffe, our Chief Financial Officer. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert their attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the Ebola or Zika viruses, the 2019 novel coronavirus (COVID-19), or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 62.2% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 62.2% of the Virtu Financial Units as of December 31, 2019. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equityholders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our First Lien Term Loan Facility (as defined below). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equityholders (including us), or the ability of its subsidiaries to make distributions to it. These include:

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

To the extent that we need funds and Virtu Financial is restricted from making such distributions to us, under applicable law or regulation, as a result of covenants in our Credit Agreement, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.

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

The Founder Post‑IPO Member controls approximately 82.1% of the combined voting power of our common stock as a result of its ownership of our Class D Common Stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders.

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

We may be unable to remain in compliance with the covenants contained in our Credit Agreement and our obligation to comply with these covenants may adversely affect our ability to operate our business.

The covenants in our Credit Agreement may negatively impact our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement restricts our ability to, among other things, incur additional indebtedness, dispose of assets, guarantee debt obligations, repay other indebtedness, pay dividends, pledge assets, make investments, including in certain of our operating subsidiaries, make acquisitions or consummate mergers or consolidations and engage in certain transactions with subsidiaries and affiliates.

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

The Founder Post‑IPO Member controls more than 50% of our combined voting power. As a result, we are considered a “controlled company” for purposes of the NASDAQ rules and corporate governance standards, and therefore we are permitted and may elect not to or may have elected not to, comply with certain NASDAQ corporate governance requirements, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish a Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Accordingly, holders of our Class A Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ rules and corporate governance standards, and the ability of our independent directors to influence our business policies and affairs may be reduced.

We are required to pay the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders for certain tax benefits we may claim, and the amounts we may pay could be significant.

In connection with the Reorganization Transactions, we acquired equity interests in Virtu Financial from an affiliate of Silver Lake Partners (which, following a secondary offering completed in November 2015, no longer holds any equity interest in us) and the Temasek Pre-IPO Member in the Mergers. In addition, we used a portion of the net proceeds from our IPO and our Secondary Offerings (as defined below) to purchase Virtu Financial Units and corresponding shares of Class C Common Stock from certain Virtu Post-IPO Members, including affiliates of Silver Lake Partners (the “Silver Lake Post-IPO Members”), the Founder Post-IPO Member, and certain employees. These acquisitions of interests in Virtu Financial, along with certain subsequent exchanges of interests in Virtu Financial by current and former employees, resulted in tax basis adjustments to the assets of Virtu Financial that were allocated to us and our subsidiaries. Future acquisitions of interests in Virtu Financial are expected to produce favorable tax attributes. In addition, future exchanges by the Virtu Post-IPO Members of Virtu Financial Units and corresponding shares of Class C Common Stock or Class D Common Stock, as the case may be, for shares of our Class A Common Stock or Class B Common Stock, respectively, are expected to produce favorable tax attributes. These tax attributes would not be available to us in the absence of such transactions. Both the existing and anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into three tax receivable agreements with the Virtu Post-IPO Members and the Investor Post-IPO Stockholders (one with the Founder Post-IPO Member, the Employee Trust, Virtu Employee Holdco and other post IPO investors, other than affiliates of Silver Lake Partners and affiliates of Temasek, another with the Investor Post-IPO Stockholders and the other with the Silver Lake Post-IPO Members) that provide for the payment by us to the Virtu Post-IPO Members and the Investor Post-IPO Stockholders (or their transferees of Virtu Financial Units or other assignees) of 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any increase in tax basis in Virtu Financial’s assets resulting from (a) the acquisition of equity interests in Virtu Financial from an affiliate of Silver Lake Partners and Temasek, and the Temasek Pre-IPO Member in the Reorganization Transactions (which represents the unamortized portion of the increase in tax basis in Virtu Financial’s assets resulting from a prior acquisition of interests in Virtu Financial by an affiliate of Silver Lake Partners and Temasek, and the Temasek Pre-IPO Member), (b) the purchases of Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) from certain of the Virtu Post-IPO Members using a portion of the net proceeds from the IPO or in any subsequent offering (including, without limitation, the Secondary Offerings), (c) exchanges by the Virtu Post-IPO Members of Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) for shares of our Class A Common Stock or Class B Common Stock, as applicable, or (d) payments under the tax receivable agreements, (ii) any net operating losses available to us as a result of the Mergers and (iii) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreements.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, the purchases and exchanges completed in connection with our subsequent public offerings, the Secondary Offerings, and exchanges by employees and other Virtu Post-IPO Members will range from approximately $3.3 million to $20.7 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

As of December 31, 2019, we had 118,257,141 shares of Class A Common Stock outstanding, excluding 3,689,991 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan (as defined below) and 72,978,918 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, the 61,312,535 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining 132,917,013 shares of Class A Common Stock outstanding as of December 31, 2019 (including shares issuable upon exchange and/or conversion) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these remaining 132,917,013 shares of our Class A Common Stock, including shares issuable upon exchange or conversion as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 16,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan, 3,689,991 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, the North Island Stockholder and piggyback registration rights to certain of the other Virtu Post-IPO Members.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations and cash flows, and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed. Effective December 31, 2018, we are no longer an “emerging growth company”, and therefore under applicable SEC rules we must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the effectiveness of internal control over financial reporting with our Annual Report on Form 10-K. The internal control assessment required by Section 404 of Sarbanes-Oxley may divert internal resources and we may experience higher operating expenses, higher independent auditor and consulting fees during the implementation of these changes. Any material weaknesses or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our Class A Common Stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

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

Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to modify the amount of regular dividends and/or declare periodic special dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, business prospects and other factors that our board of directors considers relevant. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether. In addition, our Credit Agreement limits the amount of distributions our subsidiaries, including Virtu Financial, can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

•
after the Triggering Event, provisions limiting stockholders' ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent;

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

Risks Related to the ITG Acquisition

Significant costs and significant indebtedness were incurred in connection with the consummation of the ITG Acquisition and significant costs have been and will be incurred in connection with the integration of ITG into our business, including legal, accounting, financial advisory and other costs.

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

In addition, we expect to incur a number of non-recurring costs associated with combining the operations of ITG with ours, which cannot be estimated accurately at this time. While we expect to incur a significant amount of transaction fees and other costs related to the consummation of the ITG Transactions, additional unanticipated costs may be incurred.  Any expected elimination of duplicative costs, as well as the expected realization of other cost reductions, efficiencies and synergies related to the integration of our operations with those of ITG, that may offset incremental transaction and transaction-related costs over time, may not be achieved as projected, or at all.

In addition, we incurred $1.5 billion of new indebtedness in connection with the ITG Acquisition, the proceeds of which were used to refinance existing indebtedness in the amount of approximately $400 million, and the remainder of which funded the ITG Acquisition and related fees and expenses. The incremental debt we incurred in connection with the ITG Acquisition may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness. Our substantial indebtedness may have material consequences for our business, prospects, results of operations, financial condition and/or cash flows.

Integrating ITG’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating the two businesses.

The ITG Acquisition involves the integration of two companies that have previously operated independently. The success of the ITG Acquisition and its anticipated financial and operational benefits, including increased revenues, synergies and cost reductions, will depend in part on our ability to successfully combine and integrate ITG’s business into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost reductions or other benefits. These benefits may not be achieved within the anticipated time frame, or at all.

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

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, and competitive responses. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost reductions, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies and compensation structures between the two companies;

•	difficulties in the assimilation of employees and the integration of the companies’ different organizational structure;

•	difficulties in managing the expanded operations of a larger and more complex company with increased international operations;

•	challenges in integrating the business culture of each company;

•	challenges in attracting and retaining key personnel; and

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

The benefits that we expect to achieve as a result of the ITG Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies. Our success in realizing these growth opportunities, net cost reductions and synergies, and the timing of this realization, depends on the successful integration of our historical business and operations and the historical business and operations of ITG. Even if we are able to integrate the businesses and operations of the Company and ITG successfully, this integration may not result in the realization of the full benefits of the growth opportunities, net cost reductions and synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, we may be unable to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of our business and ITG’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the ITG Acquisition may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies described in our press release and supplemental materials announcing the ITG Acquisition are based on a number of assumptions relating to our business and ITG’s business. Those assumptions may be inaccurate, and, as a result, our projected net cost reductions and synergies may be inaccurate, and our business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

In connection with the ITG Acquisition, the Company will be subject to business uncertainties that could materially and adversely affect our business.

Uncertainty about the effect of the ITG Acquisition on employees, customers and suppliers may have both a material and adverse effect on both the Company and ITG. These uncertainties may impair both companies’ ability to attract, retain and motivate key personnel for a period of time after the ITG Acquisition is completed, and could cause customers, suppliers and others who deal with the Company and ITG to seek to change existing business relationships. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us after the ITG Acquisition, or if customers, suppliers or others seek to change their dealings with us as a result of the ITG Acquisition, our business could be materially and adversely impacted.

In connection with the ITG Acquisition, we assumed potential liabilities relating to ITG’s business.

In connection with the ITG Acquisition, we assumed potential liabilities and other risks relating to ITG’s business, including but not limited to those liabilities and risks arising from or related to pending, threatened or potential litigation or regulatory matters. For example, ITG is currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may ultimately result in a disciplinary action and/or a civil or administrative action, penalties, fines, judgments, censures and settlements. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

As a clearing member firm in certain jurisdictions we are subject to significant default risk.

In connection with our operation of ITG’s business, we are required to finance our clients’ unsettled positions from time to time and we could be held responsible for the defaults of our clients. Default by our clients may also give rise to our incurring penalties imposed by execution venues, regulatory authorities and clearing and settlement organizations. Although we regularly review our credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions that could in turn adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our headquarters are located in leased office space at One Liberty Plaza, 165 Broadway, New York, NY 10006. We also lease space for our offices in the U.S., Canada, Europe, Asia and Australia. We consider the current arrangements to be sufficient for our present needs, and we are in the process of terminating or subleasing office space that we no longer need, subsequent to the consolidations in staff and technology following the Acquisition of KCG and ITG Acquisition.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 15 “Commitments, Contingencies and Guarantees” to the Company’s Consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on NASDAQ under the ticker symbol “VIRT”. There is no established public trading market for Class B Common Stock, Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of February 28, 2020, there are forty-three stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, eight stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our board of directors has adopted a policy of returning excess cash to our stockholders. Subject to the sole discretion of our board of directors and the considerations discussed below, we intend to pay dividends that will annually equal, in the aggregate, at least 70% of our net income.

The board of directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2019, 2018 and 2017. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs (as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s board of directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings”.

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from April 16, 2015, the date of the IPO, through December 31, 2019, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

Index	4/16/2015	6/30/2015	12/31/2015	6/30/2016	12/30/2016	6/30/2017	12/29/2017	6/29/2018	12/31/2018	06/28/2019	12/31/2019
Virtu Financial Inc.	100.00	99.14	97.67	79.61	72.85	82.96	88.52	130.48	129.21	111.47	84.16
S&P 500	100.00	97.53	97.02	99.63	106.28	115.04	126.91	129.04	119.00	139.64	153.36
NYSE Arca Securities Broker/Dealer	100.00	103.10	93.33	78.83	107.58	118.13	139.00	142.77	124.38	140.01	152.17

Stock and Common Units Repurchases

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

In February 2018, the Company's board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. The share repurchase program entitled the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program expired on September 30, 2019. From the inception of the program in February 2018, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million.
The following table contains information about the Company’s purchases of its Class A Common Stock and Class C Common Stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	10,949	$15.76	—

November 1, 2019 - November 30, 2019
Class A Common Stock / Virtu Financial Units repurchases	36,931	16.53	—

December 1, 2019 - December 31, 2019
Class A Common Stock / Virtu Financial Units repurchases	198,506	16.32	—
Class C Common Stock/ Virtu Financial Units repurchases	5,957	16.75	—

Total Common Stock / Virtu Financial Unit repurchases	252,343	$16.34	—	$—
(1) Includes the repurchase of 246,386 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2019
During the year ended December 31, 2019, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 4,089,598 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2019:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	3,077,650	19.00	3,689,991
Equity compensation plans not approved by security holders	None	—	—	—
Total		3,077,650	$19.00	3,689,991

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods beginning on and after January 1, 2015. We were formed on October 16, 2013 and, prior to the consummation of the Reorganization Transactions and the IPO, did not conduct any activities other than those incident to our formation and the IPO. Our consolidated financial statements reflect, for all the periods prior to April 16, 2015 (the period prior to completion of the Reorganization Transactions), the operations of Virtu Financial and its consolidated subsidiaries, and for all periods on or after April 16, 2015, the operations of the Company and its consolidated subsidiaries (including Virtu Financial).

On July 20, 2017 we acquired KCG, which is accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of KCG as of the KCG Closing Date were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition of KCG reflect KCG's and our balances and reflect the impact of purchase accounting adjustments. As we are the accounting acquirer, the financial results for the year ended December 31, 2017 comprise our results for the entire applicable period and the results of KCG from the KCG Closing Date through December 31, 2017. All periods prior to the KCG Closing Date comprise solely our results.

On March 1, 2019 we acquired ITG, which is accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG as of the ITG Closing Date were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Acquisition reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments. The financial results for the year ended December 31, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through December 31, 2019. All periods prior to the ITG Closing Date comprise our results without the results of ITG (and, as discussed above, with the results of KCG for the relevant periods).

The Consolidated Statements of Comprehensive Income data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Statements of Financial Condition data as of December 31, 2019 and 2018 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following selected historical financial and other data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our respective consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Comprehensive Income Data:
Revenues:
Trading income, net	$912,316	$1,266,682	$766,027	$665,465	$757,455
Interest and dividends income	108,778	87,508	50,407	26,419	28,136
Commissions, net and technology services(1)	498,544	184,339	116,503	10,352	10,622
Other, net(2)	10,444	340,189	95,045	36	—
Total revenues	1,530,082	1,878,718	1,027,982	702,272	796,213

Operating Expenses:
Brokerage, exchange and clearance fees, net	284,768	301,779	256,926	221,214	232,469
Communication and data processing	209,393	176,120	131,506	71,001	68,647
Employee compensation and payroll taxes	383,713	215,556	177,489	85,295	88,026
Payments for order flow(3)	102,120	74,645	27,727	—	—
Interest and dividends expense	158,039	141,814	91,993	56,557	52,423
Operations and administrative	116,232	66,769	62,123	23,358	23,262
Depreciation and amortization	65,644	61,154	47,327	29,703	33,629
Amortization of purchased intangibles and acquired capitalized software	70,595	26,123	15,447	211	211
Termination of office leases	66,452	23,357	3,671	(319)	2,729
Debt issue cost related to debt refinancing(4)	41,132	11,727	10,460	5,579	—
Transaction advisory fees and expenses(5)	26,117	11,487	25,270	—	—
Reserve for legal matters(6)	—	—	—	—	5,440
Charges related to share based compensation at IPO(7)	—	24	772	1,755	44,194
Financing interest expense on long-term borrowings	121,859	71,800	64,107	28,327	29,254
Total operating expenses	1,646,064	1,182,355	914,818	522,681	580,284
Income (loss) before income taxes	(115,982)	696,363	113,164	179,591	215,929

Provision for (benefit from) income taxes(8)	(12,277)	76,171	94,266	21,251	18,439

Net income (loss)	(103,705)	620,192	18,898	158,340	197,490
Noncontrolling interest	45,110	(330,751)	(15,959)	(125,360)	(176,603)
Net income (loss) available for common stockholders	$(58,595)	$289,441	$2,939	$32,980	$20,887

	Year Ended December 31,
Earnings (loss) per share	2019	2018	2017	2016	2015
Basic	(0.53)	2.82	0.03	0.83	0.60
Diluted	(0.53)	2.78	0.03	0.83	0.59

Weighted average common shares outstanding
Basic	113,918,103	100,875,793	62,579,147	38,539,091	34,964,312
Diluted	113,918,103	102,089,139	62,579,147	38,539,091	35,339,585

Cash dividends declared per share	0.96	0.96	0.96	0.96	0.72

	As of December 31,
Consolidated Statements of Financial Condition Data (in thousands):	2019	2018	2017	2016	2015
Cash and cash equivalents	$732,164	$729,547	$532,887	$181,415	$163,235
Total assets	9,609,370	7,380,978	7,320,006	3,692,390	3,391,930
Senior secured credit facility	1,917,866	907,037	1,388,548	564,957	493,589
Total liabilities	8,380,434	5,886,279	6,168,428	3,157,978	2,834,060
Total Virtu Financial Inc. stockholders' equity	931,374	1,051,896	830,569	145,673	130,708
Noncontrolling interest	297,562	442,803	321,009	388,739	427,162
Total equity	$1,228,936	$1,494,699	$1,151,578	$534,412	$557,870

(1)
In connection with the Acquisition of KCG and ITG Acquisition, we recognized a significant revenue increase in commissions, net and technology services for the years ended December 31, 2017, 2018 and 2019. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of soft dollar and commission recapture activity.

(2)
As a result of the 2017 Tax Act (as defined below), we recognized a gain of $86.6 million on the reduction of our tax receivable agreement obligation during the year ended December 31, 2017. See Note 6, “Tax Receivable Agreements” in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In January 2018, we completed the sale of BondPoint to ICE for total gross proceeds of $400.2 million in cash, and recognized a gain on sale net of transaction fees of $329.0 million. See Note 4 “Sale of BondPoint” in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)
Payments for order flow are a result of the Acquisition of KGC since the KCG Closing Date in 2017. They primarily represent payments to broker dealer clients, in the normal course of business, for directing their order flow to us.

(4)
In 2017, in connection with the Acquisition of KCG, Virtu Financial entered into the fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”), which provided for a $1,150.0 million first lien secured term loan facility, and VFH, along with Orchestra Co-Issuer Inc., an indirect subsidiary of the Company, issued senior secured second lien notes in an aggregate principal amount of $500.0 million. As discussed below in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”, Virtu Financial terminated the Fourth Amended and Restated Credit Agreement in connection with the ITG Acquisition. During the refinancing and termination of the Fourth Amended and Restated Credit Agreement, a portion of certain financing costs that were scheduled to be amortized over the life of the term loan thereunder, including original issue discount and underwriting and legal fees, were accelerated and recognized at the closing of the ITG Acquisition. For the years ended December 31, 2018 and 2017, Virtu Financial made principal payments equal to $500.0 million and $250.0 million, respectively, on the term loan facility under the Fourth Amended and Restated Credit Agreement, which resulted in accelerations in the recognition of a portion of certain financing costs that were scheduled to be amortized over the life of the term loan.

On March 1, 2019, in connection with the ITG Acquisition, Virtu Financial entered into the Credit Agreement. The Credit Agreement provided for (i) a senior secured first lien term loan in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Fourth Amended and Restated Credit Agreement and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility.

On October 9, 2019 (the “Amendment Closing Date”), VFH entered into Amendment No. 1 to the Credit Agreement to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans, and amend the related collateral agreement. On the Amendment Closing Date, VFH borrowed the incremental term loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company, and pay related fees and expenses.

See Note 10 “Borrowings” in Item 8 “Financial Statements and Supplement Data” of this Annual Report on Form 10-K.

(5)
Transaction advisory fees reflect professional fees incurred by us in connection with (i) the acquisition in a series of transactions, prior to the Reorganization Transactions, by Temasek, acting through two indirectly wholly owned subsidiaries, of direct or indirect ownership of 10,535,891 Class A-1 redeemable interests and 1,828,755 Class A-2 capital interests in Virtu Financial, which acquisition was consummated on December 31, 2014, (ii) the Acquisition of KCG, which was consummated on July 20, 2017, (iii) the sale of BondPoint, which was consummated on January 2, 2018, and (iv) the ITG Acquisition, which was consummated on March 1, 2019.

(6)
In December 2015, the enforcement committee of the AMF fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of Madison Tyler Holdings, LLC engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. In accordance with the foregoing, we accrued an estimated loss in relation to the fine imposed by the AMF. In May 2017, the fine was reduced to €3.0 million (approximately $3.5 million), subject to an incremental charge of €0.3 million (approximately $0.4 million). The incremental charge was subsequently annulled in 2019.

(7)
Represents non‑cash compensation expenses in respect of the outstanding time vested Class B interests of Virtu Financial (the “Virtu Financial Class B Interests”) and Class B interests of Virtu East MIP LLC (the “East MIP Class B Interests”) recognized at the consummation of the IPO and through the year ended December 31, 2015, net of $9.2 million and $8.5 million in capitalization and amortization, respectively, of the costs attributable to employees incurred in development of software for internal use. We continued to capitalize and amortize the costs related to development on the software for internal use through the first quarter of 2018.

(8)
As a result of the 2017 Tax Act, the U.S. statutory corporate tax rate has been lowered from 35% to 21% and certain deductions have been eliminated. See Note 14, “Income Taxes” in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2019, 2018 and 2017 and should be read in conjunction with the audited consolidated financial statements of Virtu Financial, Inc. (the “Company”). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

•
the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, monetary conditions and foreign currency and exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, natural disasters, pandemics or extreme weather;

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

Basis of Preparation

Our consolidated financial statements for the years ended December 31, 2019 and 2018 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date (as defined below), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. The financial results for the year ended December 31, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through December 31, 2019. All periods prior to the ITG Closing Date comprise our results without the results of ITG.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset technology infrastructure, we provide our clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income and other commodities. Our integrated, multi-asset analytics platform provides a range of pre and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

We believe that technology-enabled market makers and execution services providers like Virtu serve an important role in maintaining and enhancing the overall health and efficiency of the global capital markets by ensuring that market participants have an efficient means to invest, transfer risk and analyze the quality of executions. We believe that market participants benefit from the increased liquidity, lower overall trading costs and execution transparency that Virtu provides.

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

On July 20, 2017, the KCG Closing Date, the Company completed the all-cash Acquisition of KCG. KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies.

As described below, we completed the ITG Acquisition on the ITG Closing Date. ITG was a global financial technology company that offered a suite of trading and financial technology products to help leading brokers and asset managers improve returns for investors around the world. ITG empowered traders and investors to reduce the end-to-end cost of implementing investments via liquidity, execution, analytics and workflow technology solutions.

We have two operating segments: Market Making and Execution Services, and one non-operating segment: Corporate. Our management allocates resources, assesses performance and manages our business according to these segments.

Market Making

We leverage cutting edge technology to provide competitive and deep liquidity that helps to create more efficient markets around the world. As a market maker and liquidity provider, we stand ready, at any time, to buy or sell a broad range of securities, and we generate profits by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide. We use the latest technology to create and deliver liquidity to the global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

We believe the overall level of volumes and realized volatility in the various markets we serve have the greatest impact on our market making businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result, market makers' capture rate per notional amount transacted increases.

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker-dealers. We generally earn commissions when transacting as an agent for our clients. Agency-based, execution-only trading within this segment is done through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client conditional orders in POSIT Alert and in our ATSs, including Virtu MatchIt, POSIT and MATCHNow. We also earn revenues (a) by providing our proprietary technology and infrastructure to select third parties for a service fee, (b) through workflow technology and our integrated, broker-neutral trading tools delivered across the globe, including order and execution management systems and order management software applications and network connectivity and (c) through trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Acquisition of Investment Technology Group, Inc.

On March 1, 2019, the ITG Closing Date, we announced the completion of the ITG Acquisition, a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion. In connection with the ITG Acquisition, Virtu Financial, VFH, and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) the First Lien Term Loan Facility (as defined below) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) the First Lien Revolving Facility, a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

As described below, the Credit Agreement was amended on October 9, 2019, on which date VFH borrowed and additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes (as defined below). The Indenture (as defined below) was fully terminated following such redemption.

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2019, options to purchase 1,613,750 shares in the aggregate were forfeited and 4,521,600 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.  In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Years Ended December 31,
Market Making	2019	2018	2017
Total revenue	$1,032,072	$1,384,475	$836,707
Total operating expenses	922,883	961,827	762,074
Income before income taxes and noncontrolling interest	109,189	422,648	74,633
Execution Services
Total revenue	493,908	496,333	99,135
Total operating expenses	620,838	171,290	111,654
Income (loss) before income taxes and noncontrolling interest	(126,930)	325,043	(12,519)
Corporate
Total revenue	4,102	(2,090)	92,140
Total operating expenses	102,343	49,238	41,090
Income (loss) before income taxes and noncontrolling interest	(98,241)	(51,328)	51,050
Consolidated
Total revenue	1,530,082	1,878,718	1,027,982
Total operating expenses	1,646,064	1,182,355	914,818
Income (loss) before income taxes and noncontrolling interest	$(115,982)	$696,363	$113,164

The following table shows our results of operations for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2019	2018	2017

Revenues:
Trading income, net	$912,316	$1,266,682	$766,027
Interest and dividends income	108,778	87,508	50,407
Commissions, net and technology services	498,544	184,339	116,503
Other, net	10,444	340,189	95,045
Total revenue	1,530,082	1,878,718	1,027,982

Operating Expenses:
Brokerage, exchange and clearance fees, net	284,768	301,779	256,926
Communication and data processing	209,393	176,120	131,506
Employee compensation and payroll taxes	383,713	215,556	177,489
Payments for order flow	102,120	74,645	27,727
Interest and dividends expense	158,039	141,814	91,993
Operations and administrative	116,232	66,769	62,123
Depreciation and amortization	65,644	61,154	47,327
Amortization of purchased intangibles and acquired capitalized software	70,595	26,123	15,447
Termination of office leases	66,452	23,357	3,671
Debt issue cost related to debt refinancing and prepayment	41,132	11,727	10,460
Transaction advisory fees and expenses	26,117	11,487	25,270
Charges related to share based compensation at IPO	—	24	772
Financing interest expense on long-term borrowings	121,859	71,800	64,107
Total operating expenses	1,646,064	1,182,355	914,818
Income (loss) before income taxes and noncontrolling interest	(115,982)	696,363	113,164
Provision for (benefit from) income taxes	(12,277)	76,171	94,266
Net income (loss)	$(103,705)	$620,192	$18,898

Total Revenues

Revenues are generated through market marking activities, commissions and fees on execution services activities, which include recurring subscriptions on workflow technology and analytic products. The majority of our revenues are generated through market making activities, which are recorded as Trading income, net and Interest and dividends income. Commissions and fees are derived from commissions charged for trade executions in agency execution services. We earn commissions and commission equivalents, as well as, in certain cases, contingent fees based on client revenues, which represent variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside our control.

Recurring revenues are primarily derived from workflow technology connectivity fees generated for matching client orders, and analytics services to select third parties. Revenues from connectivity fees are recognized and billed to clients on a monthly basis. Revenues from commissions attributable to analytic products under bundled arrangements are recognized over the course of the year as the performance obligations for those analytics products are satisfied.

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, in the asset classes we serve and bid/ask spreads. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: Global Equities and Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 60% and 67% of our total revenues for the years ended December 31, 2019 and 2018, respectively.

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

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Agency commission fees are charged for agency trades executed by us on behalf of third party broker-dealers and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade being executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from fees generated by matching sell-side and buy-side clients orders, and from analytic products delivered to the clients.

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

Other, net. We have interests in multiple strategic investments and telecommunications joint ventures (“JVs”). We record our pro-rata share of each JV’s earnings or losses within other, net, while fees related to the use of communication services provided by the JVs are recorded within communications and data processing. As a result of the Acquisition of KCG and the ITG Acquisition and consequent streamlining of operations, we have subleased certain office space that is not needed for Virtu operations. Sublease income is recorded on a straight-line basis over the life of the sublease. In addition, we record gains or losses on certain one-time transactions, including the sale of our BondPoint business (“BondPoint”) to Intercontinental Exchange (“ICE”) in 2018, within Other, net (see Note 4 “Sale of BondPoint” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

We have a minority investment (the “SBI Investment”) in SBI, a proprietary trading system based in Tokyo. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within Other, net.

Operating Expenses

Brokerage, exchange and clearance fees, net. Brokerage, exchange and clearance fees are our most significant expenses, which include the direct expenses of executing and clearing transactions that we consummate in the course of our market making activities. Brokerage, exchange and clearance fees primarily consist of fees charged by third parties for executing, processing and settling trades. These fees generally increase and decrease in direct correlation with the level of our trading activity. Execution fees are paid primarily to exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Rebates based on volume discounts, credits or payments received from exchanges or other marketplaces are netted against brokerage, exchange and clearance fees.

Payments for order flow. Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow to us primarily in U.S. equities. Payments for order flow will fluctuate as we modify our rates and as the portion of our clients that do not accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes we interact with and the mix of market and limit customer orders.

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

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of fixed assets, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight-line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight-line basis over a period of 1.5 to 3 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the term of the lease.

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

Termination of office leases. Termination of office leases represents the write-off expense related to certain office space we ceased use of as part of the effort to integrate and consolidate office space in connection with the Acquisition of KCG and the ITG Acquisition. The aggregate write-off amount includes the impairment of operating lease right-of-use assets, leasehold improvements and fixed assets, and dilapidation charges.

Debt issue costs related to debt refinancing and prepayment. As a result of the refinancing or early termination of our long-term borrowings, we accelerate the capitalized debt issue costs and the discount on the term loan that would otherwise be amortized or accreted over the life of the term loan. Premium paid in connection with retiring outstanding bonds is also included in this category.

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the ITG Acquisition in 2019 and with the sale of BondPoint in 2018.

Charges related to share based compensation at IPO. At the consummation of the IPO and through the years ended December 31, 2019, we recognized non-cash compensation expenses in respect of the vesting of outstanding Virtu Financial Interests, net of capitalization and amortization of costs attributable to employees incurred in development of software for internal use, as defined and discussed in Note 19 “Share-based Compensation” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 14 “Income Taxes” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

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

•
“EBITDA”, which measures our operating performance by adjusting net income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, reserve for legal matters, transaction advisory fees and expenses, termination of office leases, acquisition related retention bonus, connectivity early termination, trading related settlement income, gain on sale of businesses, other, net, write-down of assets, and charges related to share based compensation.

•
“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying an effective tax rate, which was between approximately 23% and 24% beginning January 1, 2018.

•	Operating Margins, which are calculated by dividing net income, EBITDA, and Adjusted EBITDA by Adjusted Net Trading Income.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins (collectively, the “Company's Non-GAAP Measures”) are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. Additional information provided regarding the breakdown of total Adjusted Net Trading Income by category is also a non-GAAP financial measure but is not used by the Company in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP financial measures or similar non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of the Company's Non-GAAP Measures provides useful information to investors regarding our results of operations and cash flows because they assist both investors and management in analyzing and benchmarking the performance and value of our business. The Company's Non-GAAP Measures provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our Credit Agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins differently, and as a result the Company's Non-GAAP Measures may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

The Company's Non-GAAP Measures should be considered in addition to, and not as a substitute for, Net Income in accordance with U.S. GAAP as a measure of performance. Our presentation of the Company's Non-GAAP Measures should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. The Company's Non-GAAP Measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, the Company's Non-GAAP Measures are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using the Company's Non-GAAP Measures along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income, cash flows from operations and cash flow data. See below a reconciliation of each of the Company's Non-GAAP Measures to the most directly comparable U.S. GAAP measure.

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$912,316	$1,266,682	$766,027
Interest and dividends income	108,778	87,508	50,407
Commissions, net and technology services	498,544	184,339	116,503
Brokerage, exchange and clearance fees, net	(284,768)	(301,779)	(256,926)
Payments for order flow	(102,120)	(74,645)	(27,727)
Interest and dividends expense	(158,039)	(141,814)	(91,993)
Adjusted Net Trading Income	$974,711	$1,020,291	$556,291

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$(103,705)	$620,192	$18,898
Financing interest expense on long-term borrowings	121,859	71,800	64,107
Debt issue cost related to debt refinancing and prepayment	41,132	11,727	10,460
Depreciation and amortization	65,644	61,154	47,327
Amortization of purchased intangibles and acquired capitalized software	70,595	26,123	15,447
Provision for (benefit from) income taxes	(12,277)	76,171	94,266
EBITDA	$183,248	$867,167	$250,505
Severance	102,768	10,974	14,911
Reserve for legal matters	504	2,020	657
Transaction advisory fees and expenses	26,117	11,487	25,270
Termination of office leases	66,452	23,357	3,671
Acquisition related retention bonus	—	—	23,050
Connectivity early termination	—	7,062	—
Trading related settlement income	—	—	(628)
Gain on sale of business	—	(335,210)	—
Other, net	2,147	(4,979)	(95,045)
Write-down of assets	—	3,239	1,216
Share based compensation	50,627	29,065	21,825
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	—	5,781	5,225
Charges related to share based compensation awards at IPO	—	24	740
Adjusted EBITDA	$431,863	$619,987	$251,397

Selected Operating Margins
Net Income Margin (1)	(10.6)%	60.8%	3.4%
EBITDA Margin (2)	18.8%	85.0%	45.0%
Adjusted EBITDA Margin (3)	44.3%	60.8%	45.2%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$(103,705)	$620,192	$18,898
Provision for (benefit from) income taxes	(12,277)	76,171	94,266
Income (loss) before income taxes	(115,982)	696,363	113,164

Amortization of purchased intangibles and acquired capitalized software	70,595	26,123	15,447
Financing interest expense related to KCG transaction	—	—	4,626
Debt issue cost related to debt refinancing	41,132	11,727	10,460
Reserve for legal matters	504	2,020	657
Severance	102,768	10,974	14,911
Transaction advisory fees and expenses	26,117	11,487	25,270
Termination of office leases	66,452	23,357	3,671
Connectivity early termination	—	7,062	—
Gain on sale of business	—	(335,210)	—
Write-down of assets	—	3,239	2,849
Acquisition related retention bonus	—	—	23,050
Trading related settlement income	—	—	(628)
Other, net	2,147	(4,979)	(95,045)
Share based compensation	50,627	29,065	21,825
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	—	5,781	5,225
Charges related to share based compensation awards at IPO	—	24	740
Normalized Adjusted Net Income before income taxes	244,360	487,033	146,222
Normalized provision for income taxes (1)	58,646	112,018	54,102
Normalized Adjusted Net Income	$185,714	$375,015	$92,120

Weighted Average Adjusted shares outstanding (2)	193,153,745	190,886,342	161,464,923

Normalized Adjusted EPS	$0.96	$1.96	$0.57

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2019 and 23% for 2018.

(2)
Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C Common Stock) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D Common Stock) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B Common Stock on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2018 and 2017.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Market Making	Execution Services	Corporate	Total
Trading income, net	$908,328	$3,988	$—	$912,316
Commissions, net and technology services	23,526	475,018	—	498,544
Interest and dividends income	96,197	12,581	—	108,778
Brokerage, exchange and clearance fees, net	(175,633)	(109,135)	—	(284,768)
Payments for order flow	(102,035)	(85)	—	(102,120)
Interest and dividends expense	(145,782)	(12,257)	—	(158,039)
Adjusted Net Trading Income	$604,601	$370,110	$—	$974,711

	Year Ended December 31, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,265,866	$816	$—	$1,266,682
Commissions, net and technology services	28,813	155,526	—	184,339
Interest and dividends income	86,741	705	62	87,508
Brokerage, exchange and clearance fees, net	(242,847)	(58,932)	—	(301,779)
Payments for order flow	(74,518)	(127)	—	(74,645)
Interest and dividends expense	(140,120)	(1,694)	—	(141,814)
Adjusted Net Trading Income	$923,935	$96,294	$62	$1,020,291

	Year Ended December 31, 2017
	Market Making	Execution Services	Corporate	Total
Trading income, net	$769,556	$(5,394)	$1,865	$766,027
Commissions, net and technology services	13,689	102,814	—	116,503
Interest and dividends income	51,822	619	(2,034)	50,407
Brokerage, exchange and clearance fees, net	(224,706)	(32,220)	—	(256,926)
Payments for order flow	(28,038)	311	—	(27,727)
Interest and dividends expense	(92,871)	1,215	(337)	(91,993)
Adjusted Net Trading Income	$489,452	$67,345	$(506)	$556,291

The following tables reconcile our Market Making segment Trading income, net to Adjusted Net Trading Income by category for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$730,215	$178,639	$(526)	$908,328
Commissions, net and technology services	23,554	(28)	—	23,526
Brokerage, exchange and clearance fees, net	(136,555)	(39,648)	570	(175,633)
Payments for order flow	(102,035)	—	—	(102,035)
Interest and dividends, net	(39,335)	(10,090)	(160)	(49,585)
Adjusted Net Trading Income	$475,844	$128,873	$(116)	$604,601

	Year Ended December 31, 2018
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$1,013,728	$250,521	$1,617	$1,265,866
Commissions, net and technology services	28,583	230	—	28,813
Brokerage, exchange and clearance fees, net	(182,543)	(56,633)	(3,671)	(242,847)
Payments for order flow	(74,518)	—	—	(74,518)
Interest and dividends, net	(40,548)	(11,326)	(1,505)	(53,379)
Adjusted Net Trading Income	$744,702	$182,792	$(3,559)	$923,935

	Year Ended December 31, 2017
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$579,953	$192,563	$(2,960)	$769,556
Commissions, net and technology services	12,526	(79)	1,242	13,689
Brokerage, exchange and clearance fees, net	(168,012)	(55,910)	(784)	(224,706)
Payments for order flow	(27,600)	—	(438)	(28,038)
Interest and dividends, net	(28,921)	(8,825)	(3,303)	(41,049)
Adjusted Net Trading Income	$367,946	$127,749	$(6,243)	$489,452

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the years ended December 31, 2019, 2018 and 2017:

(in thousands, except %)	2019			2018			2017
Adjusted Net Trading Income by Category:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Global Equities	$475,844	$1,881	48.8%	$744,702	$2,967	73.0%	$367,946	$1,465	66.2%
Global FICC, Options and Other	128,873	509	13.2%	182,792	728	17.9%	127,749	$509	23.0%
Unallocated(1)	(116)	—	—%	(3,559)	(14)	(0.3)%	(6,243)	$(25)	(1.2)%
Total Market Making	$604,601	$2,390	62.0%	$923,935	$3,681	90.6%	$489,452	$1,949	88.0%

Execution Services	370,110	1,463	38.0%	96,294	384	9.4%	67,345	268	12.1%

Corporate	—	—	—%	62	—	—%	(506)	(2)	(0.1)%

Adjusted Net Trading Income	$974,711	$3,853	100.0%	$1,020,291	$4,065	100.0%	$556,291	$2,215	100.0%

(1)Under our methodology for recording “trading income, net” in our Consolidated Statements of Comprehensive Income from Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by category, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation may defer or accelerate the amount in a particular category from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that Adjusted Net Trading Income by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, net, calculated in accordance with U.S. GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total Revenues

Our total revenues decreased $348.6 million, or 18.6%, to $1,530.1 million for the year ended December 31, 2019, compared to $1,878.7 million for the year ended December 31, 2018. This decrease was primarily attributable to a decrease in Trading income, net, of $354.4 million, which was primarily attributable to the lower volatility and lower trading volumes during 2019 compared to 2018. A decrease in Other, net, of $329.7 million was primarily due to gain on the sale of BondPoint to ICE of $337.6 million recognized in January 2018. These decreases were partially offset by an increase in Commissions, net and technology services of $314.2 million which was primarily attributable to the results of ITG from the ITG Closing Date through December 31, 2019.

The following table shows the total revenues by segment for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
(in thousands, except for percentage)	2019	2018	% Change
Market Making
Trading income, net	$908,328	$1,265,866	(28.2)%
Interest and dividends income	96,196	86,741	10.9%
Commissions, net and technology services	23,526	28,813	(18.3)%
Other, net	4,022	3,055	31.7%
Total revenues from Market Making	1,032,072	1,384,475	(25.5)%

Execution Services
Trading income, net	3,988	816	388.7%
Interest and dividends income	12,582	705	NM
Commissions, net and technology services	475,018	155,526	205.4%
Other, net	2,320	339,286	(99)%
Total revenues from Execution Services	493,908	496,333	(0.5)%

Corporate
Trading income, net	—	—	NM
Interest and dividends income	—	62	NM
Commissions, net and technology services	—	—	NM
Other, net	4,102	(2,152)	NM
Total revenues from Corporate	4,102	(2,090)	NM

Consolidated
Trading income, net	912,316	1,266,682	(28.0)%
Interest and dividends income	108,778	87,508	24.3%
Commissions, net and technology services	498,544	184,339	170.4%
Other, net	10,444	340,189	(96.9)%
Total revenues	$1,530,082	$1,878,718	(18.6)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $354.4 million, or 28.0%, to $912.3 million for the year ended December 31, 2019, compared to $1,266.7 million for the year ended December 31, 2018. The decrease was primarily driven by the lower of volatility and lower trading volume across major asset categories during the year ended December 31, 2019 compared to the prior period. Average daily realized volatility and average daily implied volatility of the S&P 500 Index the decreased 21.5% and 7.4%, respectively, compared to the prior period, while average daily U.S. OTC equity volumes decreased 30.0%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services, Payments for order flow, and Brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $21.3 million, or 24.3%, to $108.8 million for the year ended December 31, 2019, compared to $87.5 million for the year ended December 31, 2018. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities loaned transactions. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $314.2 million, or 170.4%, to $498.5 million for the year ended December 31, 2019, compared to $184.3 million for the year ended December 31, 2018. The increase was primarily attributable to the ITG Acquisition, as ITG's entire business is included in our Execution Services segment. The ITG Acquisition brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services during the period from the ITG Closing Date through December 31, 2019.

Other, net. Other, net decreased $329.7 million, or 96.9%, to $10.4 million for the year ended December 31, 2019, compared to $340.2 million for the year ended December 31, 2018. The decrease was primarily due to the one-time transaction gain of $337.6 million on the sale of BondPoint to ICE in January 2018.

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $45.6 million, or 4.5%, to $974.7 million for the year ended December 31, 2019, compared to $1,020.3 million for the year ended December 31, 2018. This decrease was primarily attributable to lower Trading income, net, driven by the lower volatility and lower trading volumes across major asset categories during the year ended December 31, 2019 compared to the prior period. Average daily realized volatility and average daily implied volatility of the S&P 500 Index the decreased 21.5% and 7.4%, respectively, compared to the prior period, while average daily U.S. OTC equity volumes decreased 30.0%. The decrease in Trading income, net was partially offset by an increase in Commissions, net and technology services as a result of the ITG Acquisition. There were decreases in Trading income, net in Global Equities of $268.9 million, and in Global FICC, Options and Other of $53.9 million, from the Market Making segment. These decreases were partially offset by an increase of $273.8 million, or 284.4%, in the Execution Services segment. Adjusted Net Trading Income per day decreased $0.3 million, or 7.0%, to $3.8 million for the year ended December 31, 2019, compared to $4.1 million for the year ended December 31, 2018. The number of trading days was 253 and 251 for the years ended December 31, 2019 and 2018, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $463.7 million, or 39.2%, to $1,646.1 million for the year ended December 31, 2019, compared to $1,182.4 million for the year ended December 31, 2018. The increase in operating expenses was primarily due to the ITG Acquisition, which caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, decreased $17.0 million, or 5.6%, to $284.8 million for the year ended December 31, 2019, compared to $301.8 million for the year ended December 31, 2018. This decrease was primarily attributable to a decrease in volume we traded in Global Equities instruments and other asset categories, partially offset by increases due to the ITG Acquisition. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $33.3 million, or 18.9%, to $209.4 million for the year ended December 31, 2019, compared to $176.1 million for the year ended December 31, 2018. This increase was primarily due to the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $168.2 million, or 78.0%, to $383.7 million for the year ended December 31, 2019, compared to $215.6 million for the year ended December 31, 2018. The increase in compensation levels was primarily attributable to the increases in headcount subsequent to the ITG Acquisition as well as an increase in severance expense of $91.8 million, primarily attributable to the ITG Acquisition. Incentive compensation is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. We have capitalized and therefore excluded employee compensation and benefits related to software development of $32.5 million and $24.4 million for the years ended December 31, 2019 and 2018, respectively.

Payments for order flow. Payments for order flow increased $27.5 million, or 36.8%, to $102.1 million for the year ended December 31, 2019, compared to $74.6 million for the year ended December 31, 2018. The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, including new counterparties onboarded during 2019. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense increased $16.2 million, or 11.4%, to $158.0 million for the year ended December 31, 2019, compared to $141.8 million for the year ended December 31, 2018. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions, as well as increased interest expense resulting from the ITG Acquisition. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $49.5 million, or 74.1%, to $116.2 million for the year ended December 31, 2019, compared to $66.8 million for the year ended December 31, 2018. The increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition, offset by on-going efforts to consolidate office premises and professional services.

Depreciation and amortization. Depreciation and amortization increased $4.5 million, or 7.3%, to $65.6 million for the year ended December 31, 2019, compared to $61.2 million for the year ended December 31, 2018. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG Acquisition. The overall increase was partially offset by the decrease in depreciation and amortization as a result of assets being written-off as part of the cessation of use of certain leased office space (see “Termination of office leases” below).

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $44.5 million, or 170.2%, to $70.6 million for the year ended December 31, 2019, compared to $26.1 million for the year ended December 31, 2018. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases increased $43.1 million, or 184.5%, to $66.5 million for the year ended December 31, 2019, compared to $23.4 million year ended December 31, 2018. The increase in termination of office leases was due to the impairment of operating lease right-of-use assets and write-off of leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing and prepayment. Expense from debt issue costs related to debt refinancing and prepayment increased $29.4 million, or 250.7%, to $41.1 million for the year ended December 31, 2019, compared to $11.7 million for the year ended December 31, 2018. The amount for the year ended December 31, 2019 mainly reflects costs incurred related to the termination of the Existing Term Loan Facility (as defined below) in the first quarter of 2019, and costs incurred related to Amendment No. 1 to the Credit Agreement (as defined below) in the fourth quarter that provided for $525.0 million of incremental term loans. The amount for the year ended December 31, 2018 reflects the accelerated amortization of debt issuance costs due to prepayments of $384.8 million on long term borrowings in the year ended December 31, 2018.

Transaction advisory fees and expenses. Transaction advisory fees and expenses increased $14.6 million, or 127.4%, to $26.1 million for the year ended December 31, 2019, compared to $11.5 million for the year ended December 31, 2018. The increase was primarily attributable to the ITG Acquisition, for which we incurred significantly higher transaction advisory fees than those incurred in connection with the sale of BondPoint in January 2018.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $50.1 million, or 69.7%, to $121.9 million for the year ended December 31, 2019, compared to $71.8 million for the year ended December 31, 2018. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility and the Incremental Term Loans as discussed in Note 10 “Borrowings” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our benefit from income taxes was $12.3 million for the year ended December 31, 2019, compared to a provision for income taxes of $76.2 million for the year ended December 31, 2018. The change was primarily due to a loss before income taxes and noncontrolling interest for the year ended December 31, 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For discussion around our results of operations for the year ended December 31, 2017 and for a comparison of our results of operations for the year ended December 31, 2018 and year ended December 31, 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

Liquidity and Capital Resources

General

As of December 31, 2019, we had $732.2 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2019, we had borrowings under our short-term credit facilities of approximately $134.3 million, borrowing under broker dealer facilities of $30.0 million, short-term bank overdrafts of $45.6 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,957.2 million. As of December 31, 2019, our regulatory capital requirements for domestic U.S. broker-dealer subsidiaries were $5.7 million, in aggregate.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiaries, as discussed in Note 10 “Borrowings” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Based on our current level of operations, we believe our cash flows from operations, available cash and cash equivalents, and available borrowings under our broker-dealer credit facilities will be adequate to meet our future liquidity needs for more than the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we plan to expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required.

We expect our principal sources of future liquidity to come from cash flows provided by operating activities and financing activities. Certain of our cash balances are insured by the Federal Deposit Insurance Corporation, generally up to $250,000 per account but without a cap under certain conditions. From time to time these cash balances may exceed insured limits, but we select financial institutions deemed highly credit worthy to minimize risk. We consider highly liquid investments with original maturities of less than three months, when acquired, to be cash equivalents.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 6 “Tax Receivable Agreements” to the Consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $3.3 million to $20.7 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017 and our second payment of $12.4 million in September 2018. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equity holders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. We would expect any acceleration of these payments to be funded from the realized favorable tax attributes. However, if the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Credit Agreement restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

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

See Note 21 “Regulatory Requirement” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Short-Term Borrowings

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 “Borrowings” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2019, the outstanding principal balance on our broker-dealer facilities was $30.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $134.3 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statement of Financial Condition of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provided (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Existing Term Loan Facility (as defined below) and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019 (the “Amendment Closing Date”), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019, by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and pay related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026. The Company also previously entered into a five-year $525 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on $525.0 million of principal under the First Lien Term Loan Facility at 4.8% through September 2024. During the year ended December 31, 2019, $100.0 million was repaid under the First Lien Term Loan Facility. As of December 31, 2019, $1,925 million was outstanding under the First Lien Term Loan Facility. On January 29, 2020, the Company entered into a five-year $1,000 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on $1,000 million of principal under the First Lien Term Loan Facility at 4.9% through January 2025.

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at our election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.50%, with a stepdown to 2.25% based on VFH's first lien leverage ratio, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.50%, with a stepdown to 3.25% based on VFH’s first lien leverage ratio. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The First Lien Revolving Facility under the Credit Agreement is subject to a springing net first lien leverage ratio which may spring into effect as of the last day of a fiscal quarter if usage of the aggregate revolving commitments exceeds a specified level as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated domestic restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

Under the Credit Agreement, term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022.

The Credit Agreement contains certain customary covenants and events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Credit Agreement.

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

We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2019.

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

As described above, the Credit Agreement was amended on October 9, 2019, on which date VFH borrowed an additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes. The Indenture was fully terminated following such redemption.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
Net cash provided by (used in):	2019	2018	2017
Operating activities	$168,771	$714,595	$290,574
Investing activities	(899,643)	329,174	(838,016)
Financing activities	769,580	(835,482)	889,797
Effect of exchange rate changes on cash and cash equivalents	(1,475)	(5,127)	9,117
Net increase (decrease) in cash and cash equivalents	$37,233	$203,160	$351,472

Operating Activities

Net cash provided by operating activities was $168.8 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $714.6 million for the year ended December 31, 2018. The decrease in net cash provided by operating activities was primarily attributable to a net loss for the year ended December 31, 2019 compared to net income during the prior period.

Investing Activities

Net cash used in investing activities was $899.6 million for the year ended December 31, 2019, compared to net cash provided by investing activities of $329.2 million for the year ended December 31, 2018. The cash used in investing activities for the year ended December 31, 2019 was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date, while the cash provided by investing activities for the year ended December 31, 2018 was primarily due to the $400.2 million proceeds received from the sale of BondPoint in January 2018. See Note 3 “ITG Acquisition” and Note 4 “Sale of BondPoint” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities

Net cash provided by financing activities was $769.6 million for the year ended December 31, 2019, while net cash used in financing activities was $835.5 million for the year ended December 31, 2018. The cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to $1,500.0 million of proceeds from long term borrowings and $39.9 million provided by short term borrowings primarily attributable to the increase in short-term bank loans in the form of overdrafts. These inflows were partially offset by $400.0 million of repayments on the First Lien Term Loan Facility, $100.0 million of prepayments on the First Lien Term Loan Facility, dividends of $112.4 million, and distributions from Virtu Financial to non-controlling interests of $99.2 million. The cash used in financing activities for the year ended December 31, 2018 was primarily attributable to repayments of long term borrowings of $500.0 million, dividends of $100.3 million, distributions from Virtu Financial to non-controlling interests of $206.9 million, and purchases of treasury stock of $66.2 million.

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

In connection with the May 2018 Secondary Offering, the Company, TJMT Holdings LLC, North Island Stockholder, Havelock Fund Investments Pte. Ltd. (“Havelock”) and Aranda entered into that certain Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated April 20, 2017, by and among the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock, Aranda and certain direct or indirect equityholders of the Company (the “Amended and Restated Registration Rights Agreement”) to add Mr. Vincent Viola and Mr. Michael Viola, directors of the Company, and to confirm that certain other persons (including the Company’s CEO) remain parties to the Amended and Restated Registration Rights Agreement.

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

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2019. Amounts we pay in future periods may vary from those reflected in the table.

	Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	1,957,225	15,000	30,000	62,225	1,850,000
Capital leases	14,799	10,929	3,870	—	—
Operating leases	453,221	76,118	139,912	95,820	141,371
Total contractual obligations	$2,425,245	$102,047	$173,782	$158,045	$1,991,371

(1)
Balances Consist of principal payments under the Notes, First Lien Term Loan Facility and the SBI bonds, which do not include unamortized discount, unamortized commitment fees or utilization fees, and interest accrued.

The contractual obligation table above excludes contractual amounts owed under the tax receivable agreement as the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2019, a total of $269.3 million has been recorded in amount due pursuant to tax receivable agreements in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of December 31, 2019, and December 31, 2018, or on our results of operations and cash flows for the years ended December 31, 2019 and 2018.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 11 “Financial Assets and Liabilities” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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
•industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development;
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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2019, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

We amortize finite-lived intangible assets over their estimated useful lives. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our customer market making activities involve the taking of position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Company's Chief Risk Officer, the independent risk group and senior management.

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

For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivables from broker-dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the Consolidated Statements of Financial Condition. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2019 and December 31, 2018 was $2.8 billion and $2.6 billion, respectively, in long positions and $2.5 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We do not designate our derivative financial instruments as hedging instruments under ASC 815 Derivatives and Hedging, other than derivatives used to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations as discussed in Note 12 “Derivative Instruments” of Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Instead, we carry our derivative instruments at fair value with gains and losses included in trading income, net, in the accompanying Consolidated Statements of Comprehensive Income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

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

Approximately 25.1% and 12.5% of our total revenues for the years ended December 31, 2019 and 2018, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in revenues of $38.4 million and $23.4 million for the years ended December 31, 2019 and 2018, respectively.

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro, Pound Sterling, and Canadian dollar.

Financial Instruments with Off Balance Sheet Risk

We enter into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, forward contracts, swaps, and exchange-traded options. These derivative financial instruments are used to conduct trading activities and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.

Futures and forward contracts provide for delayed delivery of the underlying instrument. In situations where we write listed options, we receive a premium in exchange for giving the buyer the right to buy or sell the security at a future date at a contracted price. The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not necessarily reflect the amounts at risk. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements, typically with a central clearing house as the counterparty. Accordingly, futures contracts generally do not have credit risk. The credit risk for forward contracts, options, and swaps is limited to the unrealized market valuation gains recorded in the Consolidated Statements of Financial Condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces, such as volatility and changes in interest and foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ITG, Inc. from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded ITG, Inc. from our audit of internal control over financial reporting. ITG, Inc. is a wholly-owned subsidiary whose total assets and total net loss excluded from management’s assessment and our audit of internal control over financial reporting represent $769.1 million and a loss of $61.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase Price Accounting for the ITG Acquisition - Valuation of Intangible Assets

As described in Notes 1 and 3 to the consolidated financial statements, on March 1, 2019, the Company completed the acquisition of ITG Inc. for net consideration of $1.0 billion, which resulted in $517.2 million of intangible assets being recorded, primarily allocated to customer relationships and technology. Management estimated the fair value of these intangible assets, which involved the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of the intangible assets from the acquisition of ITG Inc. is a critical audit matter are (i) there was significant judgment by management when estimating the fair value of the customer relationships and technology intangible assets. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired, including revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows; (ii) significant audit effort was necessary in evaluating significant assumptions relating to the estimate, such as the revenue growth rates, the customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the methodology and the reasonableness of the assumptions used in determining the valuation of the intangible assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of intangible assets resulting from the acquisition of ITG Inc., controls over development of the assumptions related to the valuation of intangible assets., including revenue growth rates, customer attrition rates, future tax rate, royalty rates, contributory asset charges, the discount rate and the resulting cash flows. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of intangible assets; and (iii) testing management’s cash flow projections used to estimate the fair value of the intangible assets, using professionals with specialized skill and knowledge to assist in doing so, where applicable. Testing management’s process included assessing the reasonableness forecasted financial information used in the estimate for completeness and accuracy, evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges and the discount rate for the intangible assets. Evaluating the reasonableness of the revenue growth rates and customer attrition rates involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. The future tax rate was evaluated by considering the prior effective tax rates of the jurisdictions in which ITG operates. The royalty rates and contributory asset charges were evaluated by considering rates used by comparable businesses and other industry factors. The discount rate was evaluated by considering the cost of capital comparable businesses and other industry factors.

Income Taxes - Tax Receivable Agreement Obligations Arising from Membership Interest Exchanges During the Period

As described in Notes 2, 6 and 14 to the consolidated financial statements, in connection with the IPO and Reorganization Transactions, as defined in Note 1, the Company entered into tax receivable agreements (“TRA”) to make payments to certain pre-IPO equity holders (“Virtu Members”). These payments are generally equal to 85% of the applicable cash tax savings, if any, that the Company realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, and payments made under the tax receivable agreements. An exchange of membership interests by the Virtu Members for Class A common stock or Class B common stock (an “Exchange”) during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange, to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the consolidated financial statements, which was $269.3 million as of December 31, 2019. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”), at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (such as, cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes.

The principal considerations for our determination that performing procedures relating to the tax receivable agreement obligation is a critical audit matter are (i) management applied significant judgment to compute the inside basis and assess the likelihood of the Company having sufficient future taxable income to utilize the deferred tax asset and the tax rate (“realizability of cash tax savings”) for each Exchange, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate the initial computation and realizability of cash tax savings for each Exchange; (ii) significant audit effort was necessary in evaluating the outside and inside basis components and the realizability of cash tax savings; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the inside basis and payment obligation generated as part of the Exchange.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to income taxes, including controls relating to the estimation of the TRA obligation and estimated cash tax savings reported on the consolidated financial statements. These procedures also included, among others, (i) evaluating the reasonableness of the computation of the inside basis and outside basis and realizability of cash tax savings from the Exchange in 2019, (ii) testing the completeness and accuracy of the data provided by management used in the computation of the inside basis, outside basis and realizability of cash tax savings; and (iii) testing the impact of the Exchange in 2019 of limited partnership units on the deferred tax asset and amounts payable under tax receivable agreements. Professionals with specialized skill and knowledge were involved to assist with testing management's computation of the inside and outside basis, assessing the appropriateness of the applicable tax laws, and testing the calculation of the payment obligation.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of comprehensive income, changes in equity, and cash flows of Virtu Financial, Inc. and Subsidiaries (the ‘‘Company’’) for the year ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, NY
March 13, 2018

We began serving as the Company’s auditor in 2011. In 2018, we became the predecessor auditor.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$732,164	$729,547
Cash restricted or segregated under regulations and other	41,116	6,500
Securities borrowed	1,928,763	1,399,684
Securities purchased under agreements to resell	143,032	15,475
Receivables from broker-dealers and clearing organizations	1,318,584	1,101,449
Trading assets, at fair value:
Financial instruments owned	2,068,734	1,848,806
Financial instruments owned and pledged	696,956	791,115
Receivables from customers	103,531	10,567
Property, equipment and capitalized software (net of accumulated depreciation of $457,229 and $323,718 as of December 31, 2019 and December 31, 2018, respectively)	116,089	113,322
Operating lease right-of-use assets	314,526	—
Goodwill	1,148,926	836,583
Intangibles (net of accumulated amortization of $219,239 and $148,644 as of December 31, 2019 and December 31, 2018, respectively)	529,638	83,989
Deferred tax assets	214,671	200,359
Other assets ($48,966 and $48,273, at fair value, as of December 31, 2019 and December 31, 2018, respectively)	252,640	243,582
Total assets	$9,609,370	$7,380,978

Liabilities and equity
Liabilities
Short-term borrowings	$73,486	$15,128
Securities loaned	1,600,099	1,130,039
Securities sold under agreements to repurchase	340,742	281,861
Payables to broker-dealers and clearing organizations	826,750	567,441
Payables to customers	89,719	10,860
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,497,958	2,475,395
Tax receivable agreement obligations	269,282	214,403
Accounts payable, accrued expenses and other liabilities	399,168	284,115
Operating lease liabilities	365,364	—
Long-term borrowings	1,917,866	907,037
Total liabilities	8,380,434	5,886,279

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 120,435,912 and 108,955,048 shares, Outstanding — 118,257,141 and 106,776,277 shares at December 31, 2019 and December 31, 2018, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2019 and December 31, 2018, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 12,887,178 and 13,749,886 shares at December 31, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 69,091,740 shares at December 31, 2019 and December 31, 2018, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at December 31, 2019 and December 31, 2018, respectively	(55,005)	(55,005)
Additional paid-in capital	1,077,398	1,010,468
Retained earnings (accumulated deficit)	(90,374)	96,513
Accumulated other comprehensive income (loss)	(647)	(82)
Total Virtu Financial Inc. stockholders' equity	931,374	1,051,896
Noncontrolling interest	297,562	442,803

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2019	December 31, 2018
Total equity	1,228,936	1,494,699

Total liabilities and equity	$9,609,370	$7,380,978

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017
Revenues:
Trading income, net	$912,316	$1,266,682	$766,027
Interest and dividends income	108,778	87,508	50,407
Commissions, net and technology services	498,544	184,339	116,503
Other, net	10,444	340,189	95,045
Total revenue	1,530,082	1,878,718	1,027,982

Operating Expenses:
Brokerage, exchange and clearance fees, net	284,768	301,779	256,926
Communication and data processing	209,393	176,120	131,506
Employee compensation and payroll taxes	383,713	215,556	177,489
Payments for order flow	102,120	74,645	27,727
Interest and dividends expense	158,039	141,814	91,993
Operations and administrative	116,232	66,769	62,123
Depreciation and amortization	65,644	61,154	47,327
Amortization of purchased intangibles and acquired capitalized software	70,595	26,123	15,447
Termination of office leases	66,452	23,357	3,671
Debt issue cost related to debt refinancing and prepayment	41,132	11,727	10,460
Transaction advisory fees and expenses	26,117	11,487	25,270
Charges related to share based compensation at IPO	—	24	772
Financing interest expense on long-term borrowings	121,859	71,800	64,107
Total operating expenses	1,646,064	1,182,355	914,818
Income (loss) before income taxes and noncontrolling interest	(115,982)	696,363	113,164
Provision for (benefit from) income taxes	(12,277)	76,171	94,266
Net income (loss)	(103,705)	620,192	18,898
Noncontrolling interest	45,110	(330,751)	(15,959)

Net income (loss) available for common stockholders	$(58,595)	$289,441	$2,939

Earnings (loss) per share
Basic	$(0.53)	$2.82	$0.03
Diluted	$(0.53)	$2.78	$0.03

Weighted average common shares outstanding
Basic	113,918,103	100,875,793	62,579,147
Diluted	113,918,103	102,089,139	62,579,147

Net income (loss)	$(103,705)	$620,192	$18,898
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	(1,475)	(5,127)	9,117
Comprehensive income (loss)	(105,180)	615,065	28,015
Less: Comprehensive income (loss) attributable to noncontrolling interest	45,668	(328,697)	(21,833)
Comprehensive income (loss) attributable to common stockholders	$(59,512)	$286,368	$6,182

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2019, 2018 and 2017

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2016	40,436,580	$—	19,810,707	$—	79,610,490	$1	(453,066)	$(8,358)	$155,536	$(1,254)	$(252)	$145,673	$388,739	$534,412
Share based compensation	546,265	—	(34,019)	—	—	—	—	—	16,846	—	—	16,846	—	16,846
Repurchase of Class C common stock	—	—	(540,686)	—	—	—	—	—	(9,143)	—	—	(9,143)	—	(9,143)
Treasury stock purchases	—	—	—	—	—	—	(163,857)	(2,683)	—	—	—	(2,683)	—	(2,683)
Net income	—	—	—	—	—	—	—	—	—	2,939	—	2,939	15,959	18,898
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,243	3,243	5,874	9,117
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(89,563)	(89,563)
Dividends	—	—	—	—	—	—	—	—	—	(63,814)	—	(63,814)	—	(63,814)
Issuance of Class A common stock	48,076,924	1	—	—	—	—	—	—	735,973	—	—	735,974	—	735,974
Issuance of common stock in connection with employee exchanges	1,355,763	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,355,763)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,534	—	—	1,534	—	1,534
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	1,027,861	—	—	—	—	—	—	—	34,909	—	—	34,909	—	34,909
Repurchase of Class C common stock	—	—	(210,891)	—	—	—	—	—	—	(8,216)	—	(8,216)	—	(8,216)
Treasury stock purchases	(1,007,230)	—	—	—	—	—	(1,561,848)	(43,964)	—	(22,254)	—	(66,218)	—	(66,218)
Stock option exercised	4,080,673	—	—	—	—	—	—	—	76,754	—	—	76,754	—	76,754
Net income	—	—	—	—	—	—	—	—	—	289,441	—	289,441	330,751	620,192
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,073)	(3,073)	(2,054)	(5,127)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(206,903)	(206,903)
Dividends	—	—	—	—	—	—	—	—	—	(100,329)	—	(100,329)	—	(100,329)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	3,919,462	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(950)	—	—	(950)	—	(950)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(3,919,462)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(991)	—	—	(991)	—	(991)
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	2,226,676	—	—	—	—	—	—	—	72,381	—	—	72,381	—	72,381
Repurchase of Class C common stock	—	—	(9,541)	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Treasury stock purchases	(720,323)	—	—	—	—	—	—	—	—	(15,878)	—	(15,878)	—	(15,878)
Stock option exercised	121,344	—	—	—	—	—	—	—	931	—	—	931	—	931
Net income	—	—	—	—	—	—	—	—	—	(58,595)	—	(58,595)	(45,110)	(103,705)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(565)	(565)	(910)	(1,475)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(99,221)	(99,221)

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Dividends	—	—	—	—	—	—	—	—	—	(112,414)	—	(112,414)	—	(112,414)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	853,167	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(853,167)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(5,811)	—	—	(5,811)	—	(5,811)
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(103,705)	$620,192	$18,898

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,644	61,154	47,327
Amortization of purchased intangibles and acquired capitalized software	70,595	26,123	15,447
Debt issue cost related to debt refinancing and prepayment	41,134	10,645	10,460
Amortization of debt issuance costs and deferred financing fees	11,720	10,419	5,822
Termination of office leases	66,452	23,357	3,671
Share based compensation	71,728	31,934	26,259
Reserve for legal matters	—	2,020	657
Write-down of assets	—	3,239	1,216
Connectivity early termination	—	2,000	—
Tax receivable agreement obligation reduction	—	—	(86,599)
Deferred taxes	(18,691)	4,131	102,973
Gain on sale of businesses	—	(335,211)	—
Other	880	418	(4,577)
Changes in operating assets and liabilities (1):
Securities borrowed	(515,897)	71,488	155,277
Securities purchased under agreements to resell	(127,557)	(15,475)	16,894
Receivables from broker-dealers and clearing organizations	110,977	(111,344)	26,145
Trading assets, at fair value	(125,246)	72,701	1,210,599
Receivables from customers	29,733	(18,087)	—
Other assets	25,133	125,272	44,494
Securities loaned	452,397	375,352	366,295
Securities sold under agreements to repurchase	58,881	(108,781)	(450,964)
Payables to broker-dealers and clearing organizations	107,266	(148,764)	(516,376)
Payables to customers	(37,560)	(28,875)	—
Trading liabilities, at fair value	22,552	90,797	(721,204)
Accounts payable, accrued expenses and other liabilities	(37,665)	(50,110)	17,860
Net cash provided by (used in) operating activities	168,771	714,595	290,574

Cash flows from investing activities
Development of capitalized software	(48,492)	(21,482)	(14,158)
Acquisition of property and equipment	(9,320)	(26,467)	(18,932)
Proceeds from sale of telecommunication assets	—	600	—
Proceeds from sale of BondPoint	—	400,192	—
ITG Acquisition, net of cash acquired, described in Note 3	(835,581)	—
Investment in joint ventures	(6,250)	(23,669)	—
Acquisition of KCG Holdings, net of cash acquired, described in Note 3	—	—	(799,632)
Acquisition of Teza Technologies	—	—	(5,594)
Proceeds from sale of DMM business	—	—	300
Net cash provided by (used in) investing activities	(899,643)	329,174	(838,016)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(99,221)	(206,903)	(89,563)
Dividends	(112,414)	(100,329)	(63,814)
Repurchase of Class A-2 interests	—	—	(11,143)
Repurchase of Class C common stock	(196)	(8,216)	—
Purchase of treasury stock	(15,878)	(66,218)	(2,683)
Stock options exercised	931	76,754	—
Short-term borrowings, net	39,935	(15,000)	7,000
Proceeds from long-term borrowings	1,492,500	—	1,115,036
Repayment of long term borrowings	(500,000)	(500,000)	(256,473)
Repayment of KCG Notes	—	—	(480,987)

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Tax receivable agreement obligations	—	(12,359)	(7,045)
Debt issuance costs	(35,702)	(2,261)	(56,505)
Issuance of common stock, net of offering costs	—	—	735,974
Issuance of common stock in connection with secondary offering, net of offering costs	(375)	(950)	—
Net cash provided by (used in) financing activities	769,580	(835,482)	889,797

Effect of exchange rate changes on cash and cash equivalents	(1,475)	(5,127)	9,117

Net increase (decrease) in cash and cash equivalents	37,233	203,160	351,472
Cash, cash equivalents, and restricted or segregated cash, beginning of period	736,047	532,887	181,415
Cash, cash equivalents, and restricted or segregated cash, end of period	$773,280	$736,047	$532,887

Supplementary disclosure of cash flow information
Cash paid for interest	$205,433	$139,412	$112,982
Cash paid for taxes	12,273	93,991	5,976

Non-cash investing activities
Share based compensation to developers relating to capitalized software	2,135	2,936	1,605
Non-cash financing activities
Tax receivable agreement described in Note 6	—	(991)	1,534
Discount on issuance of senior secured credit facility	—	—	1,438

(1) Net of ITG Acquisition; see Note 3

See accompanying notes to the consolidated financial statements.

Virtu Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2019, VFI owned approximately 62.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Virtu Financial’s principal U.S. subsidiaries include Virtu Americas LLC (“VAL”), Virtu ITG LLC (“VITG”), Virtu Alternet Securities LLC (“VALT”), Virtu Financial BD LLC (“VFBD”), and Virtu Financial Capital Markets LLC (“VFCM”, collectively with VFBD, VAL, VITG, and VALT, the “broker-dealers”), which are self-clearing U.S. broker-dealers. Over the course of 2019, in furtherance of our integration efforts, we have been in the process of consolidating our U.S. broker-dealers. We submitted applications to withdraw the SEC registrations for VFBD and VFCM in 2020 and have consolidated their broker-dealer activities within VAL as of December 31, 2019. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 22 “Geographic Information and Business Segments” for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

These consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. The consolidated financial statements of the Company include its equity interests in Virtu

Financial and its subsidiaries. The Company operates and controls all business and affairs of Virtu Financial and its subsidiaries indirectly through its equity interest in Virtu Financial.

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

The Company has accounted for the Acquisition of KCG under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of KCG as of the KCG Closing Date were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the Acquisition of KCG reflect KCG's and our balances and reflect the impact of purchase accounting adjustments. The financial results for 2017 comprise our results for the entire applicable period and the results of KCG from the KCG Closing Date through December 31, 2017. All periods prior to the KCG Closing Date comprise solely our results.

As discussed in Note 3 “ITG Acquisition”, the Company has accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company’s existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Acquisition reflect ITG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the year ended December 31, 2019 comprise the Company's results for the entire applicable period and the results of ITG from the ITG Closing Date through December 31, 2019. All periods prior to the ITG Closing Date comprise solely the Company's results.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, goodwill and intangibles, compensation accruals, capitalized software, income tax, tax receivable agreements, leases, litigation accruals, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

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

The Company records Financial instruments owned, Financial instruments owned and pledged, and Financial instruments sold, not yet purchased at fair value. Gains and losses arising from financial instrument transactions are recorded net on a trade-date basis in Trading income, net, in the Consolidated statements of comprehensive income.

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

Client Commission Arrangements

Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company’s subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Research receivable, including prepaid research on behalf of customers and balance transfers due from other broker‑dealers, net of an allowance is included in Receivables from customers and Receivables from broker-dealers and clearing organizations, while accrued research payable is included in Accounts payable, accrued expenses, and other liabilities in the Consolidated Statements of Financial Condition.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in Operating lease right-of use assets and Operating lease liabilities on the Consolidated Statements of Financial Condition. Operating lease right-of-use (“ROU”) assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Certain of the Company's lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component.

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

The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its subsidiaries domiciled in Ireland, which utilize the Euro and Pound Sterling as the functional currency, and subsidiaries domiciled in Canada, which utilize the Canadian dollar as the functional currency.

The Company may seek to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Cumulative translation adjustment, net of tax, on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the consolidated statements of operations.

Share-Based Compensation

Share-based awards issued for compensation in connection with or subsequent to the Company's initial public offering in April 2015 (the “IPO”) and certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”) pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan (as amended, the “Amended and Restated 2015 Management Incentive Plan”) and pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, dated as of June 8, 2017 (the “Amended and Restated ITG 2007 Equity Plan”), were in the form of stock options, Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) and RSUs, as applicable. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the RSUs, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight-line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

In October 2016, the Company invested in a joint venture (“JV”) with nine other parties. One of the parties was KCG. Upon the Acquisition of KCG, KCG was required to relinquish its ownership in the JV. As of December 31, 2019, each of the parties owns approximately 10% of the voting shares and 10% of the equity of this JV.

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

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2019, the Company held approximately a 10% indirect minority stake in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the US. As of December 31, 2019, the Company held approximately a 21.4% stake in this JV.

The Company's four JVs meet the criteria to be considered VIEs. In each of the JVs, the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; therefore it does not have a controlling financial interest in and does not consolidate the JVs. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accounts payable, accrued expenses and other liabilities on the

Consolidated Statements of Financial Condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,579	$—	$28,579	$119,051

The following table presents the Company’s nonconsolidated VIEs at December 31, 2018:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$18,254	$—	$18,254	$49,450

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

The standard had a material impact on the Company's Consolidated Statements of Financial Condition due to the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. The standard had an immaterial impact on the Consolidated Statements of Comprehensive Income. The additional disclosures required by the new standard have been included in Note 16 “Leases”.

Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, with the objective of conforming the accounting for share-based awards to non-employees to the accounting for awards granted to employees. Previously, non-employee awards were measured at the vesting date, rather than the grant date, which effectively required the awards to be marked to market until the award vested. Under the new ASU, companies are required to measure non-employee awards at the fair value of the instruments issued at the grant date. Entities can also consider the probability of the recipient satisfying any performance conditions. The Company adopted this standard on January 1, 2019. The Company has not granted share-based awards to non-employees, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

Goodwill - In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, this ASU eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This ASU is effective for public entities in fiscal years beginning after December 15, 2019. The Company early adopted this standard as of January 1, 2019, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2019

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

Measurement of Credit Losses on Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses will be generally recognized earlier than under current U.S. GAAP. In June 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities with an option to irrevocably elect the fair value option on an instrument-by-instrument basis for certain instruments upon adoption of the new Credit Losses standard. The ASUs are effective for periods beginning after December 15, 2019, including interim periods within that fiscal year.

The Company has undertaken a process of identifying and developing the changes to the Company’s existing models and processes that will be required under CECL. As of December 31 2019, the ASU is expected to impact only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/ lending transactions) and receivables from customers, broker-dealers and clearing organizations. The Company has performed a qualitative and quantitative analysis of these financial instruments, including historical loss rates and time to maturity, and as a result of its analysis, has determined that there will not be a material impact to its financial condition, results of operations and cash flows.

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income tax accounting, and introducing other changes that touch on a variety of topics within income tax accounting. The ASUs are effective for periods beginning after December 15, 2020, including interim periods within that fiscal year. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (as amended from time to time, the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) a senior secured first lien term loan in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

As described in Note 10 “Borrowings”, the Credit Agreement was amended on October 9, 2019, on which date VFH borrowed and additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes (as defined below). The Indenture (as defined below) was fully terminated following such redemption.

Accounting treatment of the ITG Acquisition

The ITG Acquisition has been accounted for as a business combination pursuant to ASC 805, Business Combinations by the Company using the acquisition method of accounting. Under the acquisition method, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the ITG Closing Date reflect ITG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the year ended December 31, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through December 31, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

Certain former ITG management employees were terminated upon the ITG Acquisition, and as a result were paid an aggregate of $17.6 million pursuant to their existing employment contracts and arrangements. This amount has been recognized as an expense by the Company and is included in Employee compensation and payroll taxes in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2019.

Purchase price and goodwill

The aggregate cash purchase price of $1.0 billion was determined as the sum of the fair value, at $30.30 per share, of ITG shares outstanding held by former ITG stockholders at closing and the fair value of certain ITG employee stock-based awards that were outstanding, and which vested at the ITG Closing Date.

The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at the ITG Closing Date. As of December 31, 2019, the Company has completed its analysis to finalize the allocation of the purchase price to the ITG acquired assets and liabilities. The Company engaged third party specialists for the purchase price allocation.

The amounts in the table below represent the allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed twelve months from the ITG Closing Date. Adjustments to the provisional fair values of Intangible assets, Deferred tax assets, Operating lease right-of-use assets, Other assets, Accounts Payable and accrued expenses and other liabilities, Operating lease liabilities, and Deferred tax liabilities were recorded during the period from the ITG Closing Date through December 31, 2019. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the ITG Closing Date:

(in thousands)	March 1, 2019	Measurement Period	December 31, 2019
Cash and equivalents	$197,072	$—	$197,072
Cash and securities segregated under federal regulations	14,232	—	14,232
Securities borrowed	13,182	—	13,182
Receivables from broker dealers and clearing organizations	328,112	—	328,112
Financial instruments owned, at fair value	523	—	523
Receivables from customers	122,697	—	122,697
Property, equipment and capitalized software (net)	46,408	—	46,408
Intangibles	479,600	37,600	517,200
Deferred tax assets	17,221	384	17,605
Operating lease right-of-use assets	87,236	13,049	100,285
Other assets	31,653	(1)	31,652
Total Assets	1,337,936	51,032	1,388,968

Short-term borrowings	18,651	—	18,651
Securities loaned	17,663	—	17,663
Payables to broker dealers and clearing organizations	152,043	—	152,043
Payables to customers	116,419	—	116,419
Financial instruments sold, not yet purchased, at fair value	11	—	11
Accounts payable and accrued expenses and other liabilities	172,727	6,166	178,893
Operating lease liabilities	104,983	(5,290)	99,693
Deferred tax liabilities	65,888	5,165	71,053
Total Liabilities	648,385	6,041	654,426

Total identified assets acquired, net of assumed liabilities	689,551	44,991	734,542

Goodwill	357,334	(44,991)	312,343

Total Purchase Price	$1,046,885	$—	$1,046,885

Amounts allocated to intangible assets, the amortization period and goodwill were as follows:

(in thousands)	Amount	Amortization Years
Technology	$76,000	5
Customer relationships	437,600	10
Trade names	3,600	3
Intangible assets	517,200
Goodwill	312,343
Total	$829,543

The Company estimated the fair value of the intangible assets, which involved the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. The total Goodwill of $312.3 million has been assigned to the Execution Services segment. Such goodwill is attributable to the expansion of product offerings and expected synergies of the combined workforce, products and technologies of the Company and ITG.

Assumption of Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted under the Amended and Restated ITG 2007 Equity Plan (the “Assumed Awards”). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the Agreement and Plan of Merger by and between the Company, Impala Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company, and ITG, dated as of November 6, 2018, the “ITG Merger Agreement”) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance-based vesting conditions. As of the ITG Closing Date, the aggregate number of shares of Class A Common Stock subject to such Assumed Awards was 2,497,028 and the aggregate number of shares of Class A Common Stock that remained issuable pursuant to the Amended and Restated ITG 2007 Equity Plan was 1,230,406. The Company filed with the SEC a Registration Statement on Form S-8 on the ITG Closing Date to register such shares of Class A Common Stock.

Tax treatment of the ITG Acquisition

The ITG Acquisition will be treated as a tax-free transaction as described in Section 351 of the Internal Revenue Code. ITG’s tax basis in its assets and liabilities therefore generally carried over to the Company following the ITG Acquisition. None of the goodwill is expected to be deductible for tax purposes.

The Company recorded deferred tax assets of $17.6 million and deferred tax liabilities of $71.1 million with respect to recording ITG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the ITG Acquisition, as described in Note 14 “Income Taxes”.

Pro forma results

Included in the Company’s results for the year ended December 31, 2019 are results from the business acquired as a result of the ITG Acquisition, from the ITG Closing Date through December 31, 2019 as follows:

(in thousands)
Revenues	$347,859
Income (loss) before income taxes	(64,917)

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

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ITG for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands)	2019	2018
Revenue	$1,605,340	$2,388,194

Net income (loss)	(94,233)	514,821

Net income (loss) available for common stockholders	(53,243)	240,265

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

A summary of the carrying value of BondPoint and gain on sale of BondPoint is as follows:

(in thousands)
Total sale proceeds received	$400,192
Business assets and liabilities held for sale as of December 31, 2017:
Receivables from broker dealers and clearing organizations	3,383
Intangibles and other assets	51,687
Liabilities	(728)
Total carrying value of BondPoint as of December 31, 2017:	54,342
Goodwill adjustment allocated to BondPoint	8,300
Gain on sale of BondPoint	337,550
Transaction costs	8,568
Gain on sale of BondPoint, net of transaction costs	$328,982

5. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Income (loss) before income taxes and noncontrolling interest	$(115,982)	$696,363	$113,164
Provision for (benefit from) income taxes	(12,277)	76,171	94,266
Net income (loss)	(103,705)	620,192	18,898

Noncontrolling interest	45,110	(330,751)	(15,959)

Net income (loss) available for common stockholders	$(58,595)	$289,441	$2,939

The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2019	2018	2017
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$(58,595)	$289,441	$2,939
Less: Dividends and undistributed earnings allocated to participating securities	(1,926)	(5,418)	(1,326)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	(60,521)	284,023	1,613

Weighted average shares of common stock outstanding:
Class A	113,918,103	100,875,793	62,579,147

Basic earnings (loss) per share	$(0.53)	$2.82	$0.03

	Years Ended December 31,
(in thousands, except for share or per share data)	2019	2018	2017
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$(60,521)	$284,023	$1,613

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	113,918,103	100,875,793	62,579,147
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan (1)	—	1,213,346	—
	113,918,103	102,089,139	62,579,147

Diluted earnings (loss) per share	$(0.53)	$2.78	$0.03

(1)
The dilutive impact excludes from the computation of earnings (loss) per share 377,677 unexercised stock options and 440,335 restricted stock units issuable pursuant to Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan for the year ended December 31, 2019, and 1,740,630 options for the year ended December 31, 2017, because the inclusion of these instruments would have been anti-dilutive.

6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the consolidated financial statements, which amounted to $269.3 million as of December 31, 2019. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017 and its second payment of $12.4 million in September 2018.

 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) in connection with the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $3.3 million to $20.7 million per year over the next 15 years.

In connection with the employee exchanges and May 2018 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 18 “Capital Structure”, the Company recorded an additional deferred tax asset of $78.7 million and a payment liability pursuant to the tax receivable agreements of $79.7 million, with the $1.0 million difference recorded as a decrease to additional paid-in capital.

In connection with the employee exchanges and May 2019 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 18 “Capital Structure”, the Company recorded an additional deferred tax asset of $49.1 million and payment liability pursuant to the tax receivable agreements of $54.9 million, with the $5.8 million difference recorded as a decrease to additional paid-in capital.

As a result of the reduction in the U.S. corporate income tax rate as further described in Note 14 “Income Taxes”, the aforementioned deferred tax asset and related payment liability were subsequently reduced, and the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million due to the change in the corporate income tax rate.

At December 31, 2019 and December 31, 2018, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $197.6 million and $167.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $269.3 million and $214.4 million, respectively. The amounts recorded as of December 31, 2019 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

7. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2019 and December 31, 2018, the Company’s total amount of goodwill recorded was $1,148.9 million and $836.6 million, respectively. The Company recognized $312.3 million of goodwill in connection with the ITG Acquisition, which was recorded in the Execution Services segment. No goodwill impairment was recognized during the years ended December 31, 2019, 2018, and 2017.

The following table presents the details of goodwill by segment:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31, 2018	$755,292	$81,291	$—	$836,583
Goodwill recognized in ITG Acquisition	—	312,343	—	312,343
Balance as of December 31, 2019	$755,292	$393,634	$—	$1,148,926

As of December 31, 2019 and December 31, 2018, the Company's total amount of intangible assets recorded was $529.6 million and $84.0 million, respectively. The Company acquired $517.2 million of intangible assets in connection with the ITG Acquisition. Acquired intangible assets consisted of the following as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	770	180		9
ETF buyer relationships	950	770	180		9
Technology	136,000	58,203	77,797	1	to	6
Customer relationships	486,600	46,456	440,144	10	to	12
Trade name	3,600	1,000	2,600		3
Favorable occupancy leases	5,895	2,040	3,855	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
	$748,877	$219,239	$529,638

	As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$110,000	$—	1.4	to	2.5
ETF issuer relationships	950	665	285		9
ETF buyer relationships	950	665	285		9
Technology	60,000	30,185	29,815	1	to	6
Customer relationships	49,000	5,905	43,095		12
Favorable occupancy leases	5,895	1,224	4,671	3	to	15
Exchange memberships	5,838	—	5,838	Indefinite
	$232,633	$148,644	$83,989

Amortization expense relating to finite-lived intangible assets was approximately $70.6 million, $26.1 million, and $15.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Assets
Due from prime brokers	$418,059	$302,152
Deposits with clearing organizations	231,977	84,509
Net equity with futures commission merchants	267,748	294,884
Unsettled trades with clearing organization	214,618	193,544
Securities failed to deliver	178,324	218,663
Commissions and fees	7,858	7,697
Total receivables from broker-dealers and clearing organizations	$1,318,584	$1,101,449

Liabilities
Due to prime brokers	$511,524	$354,300
Net equity with futures commission merchants	50,950	47,998
Unsettled trades with clearing organization	118,286	90,021
Securities failed to receive	144,494	73,547
Commissions and fees	1,496	1,575
Total payables to broker-dealers and clearing organizations	$826,750	$567,441

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s short-term credit facilities (described in Note 10 “Borrowings”) of approximately $134.3 million and $184.6 million as of December 31, 2019 and December 31, 2018, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2019 and December 31, 2018, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at December 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	December 31, 2019	December 31, 2018
Securities received as collateral:
Securities borrowed	$1,881,005	$1,361,635
Securities purchased under agreements to resell	142,922	15,475
	$2,023,927	$1,377,110

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Equities	$654,366	$748,846
Exchange traded notes	42,590	42,269
	$696,956	$791,115

10. Borrowings

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $200 million, which was subsequently increased to $300 million in January 2020, and is collateralized by the trading and deposit account of one of the Company’s broker-dealer subsidiaries maintained at the financial institution.

On November 3, 2017, the Company entered into the second credit facility (the “Committed Facility”) with the same financial institution for an aggregate borrowing limit of $500 million. The Committed Facility was subsequently amended and restated March 1, 2019 to increase the borrowing limit to $600 million and to enable a broker-dealer subsidiary of ITG as a borrower thereunder, and amended again on September 23, 2019 to adjust certain sublimits and required minimum total regulatory capital. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Each of the broker-dealers has a sublimit under Borrowing Base A Loan, from $300 million to $600 million, which bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Each of the broker-dealers has a sublimit under Borrowing Base B Loan, from $100 million to $150 million, which bears interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Consolidated Statement of Financial Condition.

	At December 31, 2019
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.55%	$200,000	$30,000	$(2,100)	$27,900
Committed facility	3.01%	600,000	—	—	—
		$800,000	$30,000	$(2,100)	$27,900

	At December 31, 2018
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	3.40%	$200,000	$10,000	$(832)	$9,168
Committed facility	3.75%	500,000	7,000	(1,040)	5,960
		$700,000	$17,000	$(1,872)	$15,128

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Broker-dealer credit facilities:
Uncommitted facility	$1,591	$1,794	$1,667
Committed facility	454	306	52
	$2,045	$2,100	$1,719

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2019, there was $45.6 million outstanding under these facilities at a weighted average interest rate of approximately 4.5% associated with international settlement activities. These short-term bank loan balances are included within Short-term borrowings on the Consolidated Statement of Financial Condition.

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

	At December 31, 2019
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	4.22%	$586,000	$134,331
		$586,000	$134,331

	At December 31, 2018
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Short-Term Credit Facilities:
Short-term credit facilities (1)	5.03%	$566,000	$184,608
		$566,000	$184,608

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $6.6 million, $7.1 million, and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	5.20%	$1,925,000	$(6,795)	$(32,513)	$1,885,692
SBI bonds	January 2023	5.00%	32,225	—	(51)	32,174
			$1,957,225	$(6,795)	$(32,564)	$1,917,866

		At December 31, 2018
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
Fourth Amended and Restated Credit Facility	December 2021	5.55%	$400,000	$(332)	$(6,704)	$392,964
Senior Secured Second Lien Notes	June 2022	6.75%	500,000	—	(17,811)	482,189
SBI bonds	January 2020	5.00%	31,908	—	(24)	31,884
			$931,908	$(332)	$(24,539)	$907,037

Credit Agreement

As described in Note 3 “ITG Acquisition”, in connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provided (i) a senior secured first lien term loan (together with the Incremental Term Loans, as defined below; the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under the Existing Term Loan Facility (as defined below) and the remaining approximately $1,095 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019 (the “Amendment Closing Date”), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 (as amended by Amendment No. 1, the “Amended Credit Agreement”) by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and pay related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026. The Company also previously entered into a five-year $525 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on $525.0 million of principal under the First Lien Term Loan Facility at 4.8% through September 2024. During the year ended December 31, 2019, $100.0 million was repaid under the First Lien Term Loan Facility. As of December 31, 2019, $1,925 million was outstanding under the First Lien Term Loan Facility. On January 29, 2020 the Company entered into a five-year $1,000 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on $1,000 million of principal under the First Lien Term Loan Facility at 4.9% through January 2025.

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.50%, with a stepdown to 2.25% based on VFH’s first lien leverage ratio, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.50%, with a stepdown to 3.25% based on VFH’s first lien leverage ratio. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The First Lien Revolving Facility under the Credit Agreement is subject to a springing net first lien leverage ratio test which may spring into effect as of the last day of a fiscal quarter if usage of the aggregate revolving commitments exceeds a specified level as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated domestic restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

Under the Credit Agreement, term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022.

The Credit Agreement contains certain customary covenants and events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Credit Agreement.

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

As described above, the Credit Agreement was amended on October 9, 2019, on which date VFH borrowed an additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes in full. The Indenture was fully terminated following such redemption.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($32.2 million) as of December 31, 2019 and ¥3.5 billion ($31.9 million) as of December 31, 2018. The Company recorded gains of $0.3 million, $0.8 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	December 31, 2019
2020	15,000
2021	15,000
2022	15,000
2023	47,225
2024	15,000
Thereafter	1,850,000
Total principal of long-term borrowings	$1,957,225

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

There were no transfers of financial instruments between levels during the years ended December 31, 2019, 2018 and 2017.

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2019:

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$600,259	$1,080,518	$—	$—	$1,680,777
U.S. and Non-U.S. government obligations	106,690	20,847	—	—	127,537
Corporate Bonds	—	171,591	—	—	171,591
Exchange traded notes	243	48,894	—	—	49,137
Currency forwards	—	242,552	—	(211,398)	31,154
Options	8,538	—	—	—	8,538
	715,730	1,564,402	—	(211,398)	2,068,734

Financial instruments owned, pledged as collateral:
Equity securities	362,439	291,927	—	—	654,366
Exchange traded notes	12	42,578	—	—	42,590
	362,451	334,505	—	—	696,956

Other Assets
Equity investment	—	—	46,245	—	46,245
Exchange stock	2,721	—	—	—	2,721
	2,721	—	46,245	—	48,966

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,022,814	1,163,888	—	—	2,186,702
U.S. and Non-U.S. government obligations	39,091	2,713	—	—	41,804
Corporate Bonds	—	244,700	—	—	244,700
Exchange traded notes	15	21,631	—	—	21,646
Currency forwards	—	196,554	—	(196,535)	19
Options	3,087	—	—	—	3,087
	$1,065,007	$1,629,486	$—	$(196,535)	$2,497,958

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2018:

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$587,680	$1,022,221	$—	$—	$1,609,901
U.S. and Non-U.S. government obligations	91,466	14,547	—	—	106,013
Corporate Bonds	—	87,500	—	—	87,500
Exchange traded notes	3,396	27,966	—	—	31,362
Currency forwards	—	2,792,373	—	(2,790,242)	2,131
Options	11,899	—	—	—	11,899
	694,441	3,944,607	—	(2,790,242)	1,848,806
Financial instruments owned, pledged as collateral:
Equity securities	389,810	359,036	—	—	748,846
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	6,968	35,301	—	—	42,269
	396,778	394,337	—	—	791,115
Other Assets
Equity investment	—	—	45,856	—	45,856
Exchange stock	2,417	—	—	—	2,417
	2,417	—	45,856	—	48,273

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	931,992	1,336,338	—	—	2,268,330
U.S. and Non-U.S. government obligations	112,058	3,054	—	—	115,112
Corporate Bonds	—	40,123	—	—	40,123
Exchange traded notes	371	39,613	—	—	39,984
Currency forwards	—	2,720,749	—	(2,719,954)	795
Options	11,051	—	—	—	11,051
	$1,055,472	$4,139,877	$—	$(2,719,954)	$2,475,395

SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 10 “Borrowings”) and used the proceeds to partially finance the transaction. As of December 31, 2019, the fair value of the SBI Investment was determined using the discounted cash flow method, an income approach, with the discount rate of 15.0% applied to the cash flow forecasts. The Company also used a market approach based on 12.6x average price/earnings multiples of comparable companies to corroborate the income approach. The fair value of the SBI Investment at December 31, 2019 was determined by taking the weighted average of enterprise valuations based on discounted cash flow on projected income from the next five years, the implied enterprise valuations on comparable companies, and the implied enterprise valuations on comparable transactions. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. Changes in the fair value of the SBI Investment are reflected in Other, net in the Consolidated Statements of Comprehensive Income.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$732,164	$732,164	$732,164	$—	$—
Cash restricted or segregated under regulations and other	41,116	41,116	41,116	—	—
Securities borrowed	1,928,763	1,928,763	—	1,928,763	—
Securities purchased under agreements to resell	143,032	143,032	—	143,032	—
Receivables from broker-dealers and clearing organizations	1,318,584	1,318,584	40,842	1,277,742	—
Total Assets	4,163,659	4,163,659	814,122	3,349,537	—

Liabilities
Short-term borrowings	73,486	75,586	—	75,586	—
Long-term borrowings	1,917,866	1,966,850	—	1,966,850	—
Securities loaned	1,600,099	1,600,099	—	1,600,099	—
Securities sold under agreements to repurchase	340,742	340,742	—	340,742	—
Payables to broker-dealers and clearing organizations	826,750	826,750	49,514	777,236	—
Total Liabilities	$4,758,943	$4,810,027	$49,514	$4,760,513	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$736,047	$736,047	$736,047	$—	$—
Securities borrowed	1,399,684	1,399,684	—	1,399,684	—
Securities purchased under agreements to resell	15,475	15,475	—	15,475	—
Receivables from broker-dealers and clearing organizations	1,101,449	1,101,449	71,288	1,030,161	—
Total Assets	3,252,655	3,252,655	807,335	2,445,320	—

Liabilities
Short-term borrowings	15,128	15,128	—	15,128	—
Long-term borrowings	907,037	916,465	—	916,465	—
Securities loaned	1,130,039	1,130,039	—	1,130,039	—
Securities sold under agreements to repurchase	281,861	281,861	—	281,861	—
Payables to broker dealer and clearing organizations	567,441	567,441	1,031	566,410	—
Total Liabilities	$2,901,506	$2,910,934	$1,031	$2,909,903	$—

The following presents the changes in Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$389	$—	$—	$46,245	$389
Total	45,856	—	389	—	—	46,245	389

	Year Ended December 31, 2018
(in thousands)	Balance at December 31, 2017	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2018	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2018
Assets
Other assets:
Equity investment	$40,588	$—	$5,268	$—	$—	$45,856	$5,268
Total	40,588	—	5,268	—	—	45,856	5,268

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statement of Financial Condition	Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,928,763	$—	$1,928,763	$(1,881,005)	$(15,280)	$32,478
Securities purchased under agreements to resell	143,032	—	143,032	(142,922)	—	110
Trading assets, at fair value:
Currency forwards	242,552	(211,398)	31,154	—	—	31,154
Options	8,538	—	8,538	(8,537)	—	1
Total	$2,322,885	$(211,398)	$2,111,487	$(2,032,464)	$(15,280)	$63,743

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,600,099	$—	$1,600,099	$(1,552,146)	$(15,281)	$32,672
Securities sold under agreements to repurchase	340,742	—	340,742	(340,718)	—	24
Trading liabilities, at fair value:
Currency forwards	196,554	(196,535)	19	—	—	19
Options	3,087	—	3,087	(3,087)	—	—
Total	$2,140,482	$(196,535)	$1,943,947	$(1,895,951)	$(15,281)	$32,715

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,399,684	$—	$1,399,684	$(1,361,635)	$(8,822)	$29,227
Securities purchased under agreements to resell	15,475	—	15,475	(15,475)	—	—
Trading assets, at fair value:
Currency forwards	2,792,373	(2,790,242)	2,131	—	—	2,131
Options	11,899	—	11,899	(11,899)	—	—
Total	$4,219,431	$(2,790,242)	$1,429,189	$(1,389,009)	$(8,822)	$31,358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,130,039	$—	$1,130,039	$(1,108,461)	$(8,822)	$12,756
Securities sold under agreements to repurchase	281,861	—	281,861	(281,861)	—	—
Trading liabilities, at fair value:
Currency forwards	2,720,749	(2,719,954)	795	—	(792)	3
Options	11,051	—	11,051	(11,051)	—	—
Total	$4,143,700	$(2,719,954)	$1,423,746	$(1,401,373)	$(9,614)	$12,759

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	December 31, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$150,000	$275,000
U.S. and Non-U.S. government obligations	65,742	—	—	—	65,742
Total	65,742	75,000	50,000	150,000	340,742

Securities loaned:
Equity securities	1,600,099	—	—	—	1,600,099
Total	$1,600,099	$—	$—	$—	$1,600,099

	December 31, 2018
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$45,000	$65,000	$160,000	$270,000
U.S. and Non-U.S. government obligations	11,861	—	—	—	11,861
Total	11,861	45,000	65,000	160,000	281,861

Securities loaned:
Equity securities	1,130,039	—	—	—	1,130,039
Total	$1,130,039	$—	$—	$—	$1,130,039

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2019 and December 31, 2018:

(in thousands)		December 31, 2019		December 31, 2018
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(1,366)	$4,502,017	$(15,382)	$2,891,606
Commodity futures	Receivables from broker-dealers and clearing organizations	40,656	7,758,974	69,235	11,595,215
Currency futures	Receivables from broker-dealers and clearing organizations	(2,860)	1,116,246	(9,432)	3,756,914
Fixed income futures	Receivables from broker-dealers and clearing organizations	47	155,697	(28)	18,694
Options	Financial instruments owned	8,538	442,808	11,899	659,101
Currency forwards	Financial instruments owned	242,552	24,369,818	2,792,373	171,288,432
Interest rate swap	Other assets	8,976	525,000	—	—

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$751	$83,803	$468	$106,487
Commodity futures	Payables to broker-dealers and clearing organizations	(45,175)	3,604,979	(375)	54,782
Currency futures	Payables to broker-dealers and clearing organizations	(23,223)	6,594,991	(30,643)	6,239,725
Fixed income futures	Payables to broker-dealers and clearing organizations	94	190,938	93	8,591
Options	Financial instruments sold, not yet purchased	3,087	436,422	11,051	608,756
Currency forwards	Financial instruments sold, not yet purchased	196,554	24,346,818	2,720,749	171,252,224

Derivative instruments designated as hedging instruments:
Currency forwards	Financial instruments sold, not yet purchased	—	—	(792)	13,501

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in accumulated other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2019	2018	2017
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$247,619	$(309,598)	$290,609
Currency forwards	Trading income, net	(44,293)	174,310	2,603
Options	Trading income, net	19,692	(6,161)	(7,166)
Interest rate swap (1)	Other, net	8,976	—	—
		$231,994	$(141,449)	$286,046

Derivative instruments designated as hedging instruments:
Foreign exchange - forward contract	Accumulated other comprehensive income	$—	$63	(642)

(1) As disclosed in “Note 10 Borrowings”, the Company's Credit Agreement was amended on October 9, 2019, on which date VFH borrowed an additional $525.0 million of Incremental Term Loans. The Company entered into a five-year $525 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on the Incremental Term Loans at 4.8% through September 2024. As of December 31, 2019, this interest rate swap did not meet the criteria in ASC 815 to qualify for hedge accounting, and gains and losses due to the derivative's change in market value were recorded in Other, net within total revenues.

13. Revenues from Contracts with Customers

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, as of January 1, 2018 in the consolidated financial statements by applying the modified retrospective method. The Company’s revenue recognition methods for its contracts with customers prior to the adoption of Topic 606 are consistent with its methods after the adoption of Topic 606. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis. As a result of the ITG Acquisition, subsequent to the ITG Closing Date, the Company has additional revenue streams as described below.

The guidance in ASC 606 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, did not have an impact on the market making elements of the Company’s Consolidated Statement of Comprehensive Income most closely associated with financial instruments, including Trading income, net and Interest and dividend income. The guidance primarily impacts the presentation of the Company's Execution Services revenue streams discussed below, all of which are presented within Commissions, net and technology services on the Company’s Consolidated Statements of Comprehensive Income.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$23,526	$357,401	$—	$380,927
Workflow technology	—	82,610	—	82,610
Analytics	—	35,007	—	35,007
Total revenue from contracts with customers	23,526	475,018	—	498,544

Other sources of revenue	1,008,546	18,890	4,102	1,031,538

Total revenues	1,032,072	493,908	4,102	1,530,082

Timing of revenue recognition:
Services transferred at a point in time	1,032,072	427,721	4,102	1,463,895
Services transferred over time	—	66,187	—	66,187
Total revenues	$1,032,072	$493,908	$4,102	$1,530,082

	Year Ended December 31, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$28,813	$150,206	$—	$179,019
Technology services	—	5,320	—	5,320
Total revenue from contracts with customers	28,813	155,526	—	184,339

Other sources of revenue	1,355,662	340,807	(2,090)	1,694,379

Total revenues	1,384,475	496,333	(2,090)	1,878,718

Timing of revenue recognition:
Services transferred at a point in time	1,384,475	491,013	(2,090)	1,873,398
Services transferred over time	—	5,320	—	5,320
Total revenues	$1,384,475	$496,333	$(2,090)	$1,878,718

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2019, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $53.6 million and $1.7 million as of December 31, 2019 and December 31, 2018, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2019.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $8.6 million as of December 31, 2019. During the year ended December 31, 2019, the Company recognized revenue of $32.6 million that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
U.S. operations	$(103,080)	$659,937	$70,484
Non-U.S. operations	(12,902)	36,426	42,680
	$(115,982)	$696,363	$113,164

The provision for income taxes consists of the following for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Current provision (benefit)
Federal	$(1,861)	$49,047	$(9,991)
State and Local	4,362	18,697	65
Foreign	3,675	4,276	1,219
Deferred provision (benefit)
Federal	(13,422)	4,986	106,415
State and Local	(1,455)	(1,599)	(3,380)
Foreign	(3,576)	764	(62)
Provision for income taxes	$(12,277)	$76,171	$94,266

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%	35.0%
Less: rate attributable to noncontrolling interest	(8.1)%	(10.2)%	(19.1)%
State and local taxes, net of federal benefit	2.4%	1.9%	(1.9)%
Impact of 2017 Tax Act on deferred tax assets	—%	—%	80.1%
Impact of 2017 Tax Act on tax receivable agreement obligation	—%	—%	(12.9)%
Non-deductible expenses, net	(3.7)%	(0.3)%	1.9%
Other, net	(1.0)%	(1.5)%	0.2%
Effective tax rate	10.6%	10.9%	83.3%

The components of the deferred tax assets and liabilities as of December 31, 2019, and 2018 are as follows:

	December 31,
(in thousands)	2019	2018
Deferred income tax assets
Tax Receivable Agreement	$197,598	$167,117
Share-based compensation	15,572	9,419
Intangibles	2,467	12,738
Fixed assets and other	44,908	21,088
Tax credits and net operating loss carryforwards	86,420	44,972
Less: Valuation allowance on net operating loss carryforwards and tax credits	(60,594)	(44,947)
Total deferred income tax assets	$286,371	$210,387

Deferred income tax liabilities
Intangibles	71,700	10,028
Total deferred income tax liabilities	$71,700	$10,028

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the years ended December 31, 2019, 2018 and 2017 the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2019 and December 31, 2018 are current income tax receivables of $39.3 million and $41.1 million, respectively. The balances at December 31, 2019 and December 31, 2018 primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at December 31, 2019 and December 31, 2018 are current tax liabilities of $11.5 million and $10.0 million, respectively. The balances at December 31, 2019 and December 31, 2018 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $91.3 million. The Company recorded a deferred tax asset related to these federal net operating carryforwards of $19.2 million. The Company did not record a valuation allowance against this deferred tax asset. At December 31, 2019, the Company recorded deferred income taxes related to state and local net operating losses of $3.7 million. These net operating losses will begin to expire in 2031. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company has non-U.S. net operating losses at December 31, 2019 of $86.3 million and has recorded a related deferred tax asset of $17.9 million. A valuation allowance of $15.6 million was recorded against this deferred tax asset at December 31, 2019 as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at December 31, 2019 and December 31, 2018 of $239.0 million and $239.3 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at December 31, 2019 and December 31, 2018 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2019 and December 31, 2018 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of December 31, 2019, the Company’s tax years for 2013 through 2018 and 2010 through 2018 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2018. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $8.8 million of unrecognized tax benefits as of December 31, 2019, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2019.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

(in thousands)
Balance at December 31, 2016	$—
Increase from Acquisition of KCG	7,232
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	68
Balance at December 31, 2017	7,300
Decreases based on tax positions related to prior period	(840)
Increase based on tax positions related to current period	868
Balance at December 31, 2018	7,328
Increase from ITG Acquisition	2,713
Decreases based on tax positions related to prior period	(1,263)
Increase based on tax positions related to current period	—
Balance at December 31, 2019	$8,778

15. Commitments, Contingencies and Guarantees

Legal Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings. The Company and its subsidiaries are subject to several of these matters at the present time.  Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate judgments, settlements, disgorgements, restitution, penalties, injunctions, damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company, although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage and other insurance coverage for potential claims, including securities actions, against the Company and its respective directors and officers.

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

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in a ProShares inverse-volatility ETF. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and asserted substantially similar claims against the Company and other financial institutions. On April 29, 2019, these three actions were consolidated in federal district court in New York as In re ProShares Trust II Securities Litigation, No. 19-cv-886-DLC. A consolidated amended complaint, which did not specify the amount of alleged damages, was filed in the consolidated action on June 21, 2019. Defendants moved to dismiss the consolidated amended complaint on August 2, 2019. In response, plaintiffs filed a consolidated second amended complaint on September 6, 2019, which complaint also does not specify the amount of alleged damages. Defendants moved to dismiss the consolidated second amended complaint on September 27, 2019. The defendants’ motion to dismiss was granted on January 3, 2020, and plaintiffs subsequently filed a Notice of Appeal of the district court's ruling on the motion to dismiss on January 31, 2020. The Company believes that the claims are without merit and is defending itself vigorously.

As a result of the ITG Acquisition, the Company assumed potential liabilities relating to ITG’s business, including but not limited to those potential liabilities arising from or related to pending, threatened or potential litigation or regulatory matters. These matters include but not are not necessarily limited to a Statement of Claim filed on July 27, 2018 by a former employee of ITG requesting a FINRA arbitration. The former ITG employee alleged that ITG breached the non-disparagement clause in his July 2011 separation agreement and tortiously interfered with his business relations. On June 26, 2019, the former employee informed the Company that he was seeking damages of approximately $65 million (exclusive of claims for pre-judgment interest, punitive damages, costs and fees). In an award dated October 24, 2019, the FINRA arbitration panel awarded the claimant $3 million in compensatory damages, and ordered the Company to pay additional fees and expenses which totaled an additional amount of approximately $3 million. The Company has paid all such amounts due to the claimant in full and final satisfaction of the award. The Company is vigorously seeking the reimbursement of a portion of the award from an insurance carrier.

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

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of December 31, 2019 and anticipates paying the fine during the year ended December 31, 2020.

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

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and general indemnifications. The Company has also provided general indemnifications to its managers, officers, directors, employees, and agents against expenses, legal fees, judgments, fines, settlements, and other amounts actually and reasonably incurred by such persons under certain circumstances as more fully disclosed in its operating agreement. The overall maximum amount of the obligations (if any) cannot reasonably be estimated as it will depend on the facts and circumstances that give rise to any future claims.

16. Leases

The Company adopted ASU 2016-02 on January 1, 2019, and elected the modified retrospective method of implementation. The standard requires the recognition of ROU assets and lease liabilities for leases, which are defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the Consolidated Statement of Financial Condition and for which lease expense is recognized on a straight-line basis over the lease term.

Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. These leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of 1 year to 15 years, some of which include options to extend the initial term at the Company's discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 12 years. The Company recognizes sublease income on a straight-line basis over the term of the sublease within Other, net on the Consolidated Statement of Comprehensive Income.

As the implied discount rate for most of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings, which was based on the information available as of the initial transition date, January 1, 2019, in determining the present value of lease payments.

As part of its purchase price allocation related to the ITG Acquisition, the balances of ROU assets and lease liabilities for certain acquired ITG office space were adjusted to reflect their fair values as of the ITG Closing Date. Additionally, the discount rate used to value the lease liabilities on the acquired leases was adjusted to the Company's incremental borrowing rate on its secured borrowings as of the ITG Closing Date. See Note 3 “ITG Acquisition” for further information on the ITG Acquisition.

During the year ended December 31, 2019, the Company ceased use of certain office lease premises as part of its ongoing effort to consolidate office space. For the year ended December 31, 2019, the Company recognized $66.5 million in Termination of office leases on the Consolidated Statement of Comprehensive Income, comprising $27.1 million of impairments of ROU assets, $37.9 million of write-offs of leasehold improvements and fixed assets, and $1.4 million of dilapidation charges.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$314,526
Operating lease liabilities	Operating lease liabilities	365,364

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	37,589
Accumulated depreciation	Property, equipment, and capitalized software, net	(24,579)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	13,371

Weighted average remaining lease term and discount rate are as follows:

December 31, 2019
Weighted average remaining lease term
Operating leases	7.50 years
Finance leases	1.45 years
Weighted average discount rate
Operating leases	5.70%
Finance leases	3.52%

The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2019
Operating lease cost:
Fixed	$72,714
Variable	8,333
Impairment of ROU Asset	27,104
Total Operating lease cost	108,151

Finance lease cost:
Amortization of right-of-use assets	12,565
Interest on lease liabilities	661
Total Finance lease cost	13,226

Sublease income	12,590

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$76,118	$10,929
2021	73,062	3,305
2022	66,850	565
2023	63,676	—
2024	32,144	—
2025 and thereafter	141,371	—
Total lease payments	453,221	14,799
Less imputed interest	(87,857)	(1,428)
Total lease liability	$365,364	$13,371

Future lease payments under non-cancelable leases and sublease receipts as of December 31, 2018 are as follows:

(thousands)	Capital	Operating	Subleases
2019	$21,983	$32,755	$(8,979)
2020	11,283	30,473	(9,324)
2021	1,651	25,564	(8,844)
2022	—	22,710	(8,552)
2023	—	21,456	(8,695)
Thereafter	—	113,779	(36,312)
Total minimum lease payments	$34,917	$246,737	$(80,706)

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the consolidated statements of cash flows.

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$732,164	$729,547
Cash restricted or segregated under regulations and other	41,116	6,500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$773,280	$736,047

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2019 and December 31, 2018, there were 7,919,952 and 8,760,755 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 840,803, 3,540,312, and 1,930,468 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Acquisition of KCG

On the KCG Closing Date, the Company completed the all-cash Acquisition of KCG. In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A Common Stock to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A Common Stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The investment agreements are filed as exhibits to the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

Share Repurchase Program

In February 2018, the Company's board of directors authorized a new share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's board of directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. The share repurchase program entitled the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program expired on September 30, 2019. From the inception of the program in February 2018, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million.

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

Employee Exchanges

During the years ended December 31, 2019, 2018 and 2017, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 840,839, 3,919,462, and 1,355,763 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately a 62.2% interest in Virtu Financial at December 31, 2019.

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

The following table summarizes activity related to stock options for the years ended December 31, 2019, 2018 and 2017:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2016	8,234,000	$19.00	8.29	2,058,000	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(496,000)	—	—	—	—
At December 31, 2017	7,738,000	19.00	7.29	3,869,000	19.00
Granted	—	—	—	—	—
Exercised	(4,168,100)	19.00	—	—	19.00
Forfeited or expired	(83,750)	—	—	—	—
At December 31, 2018	3,486,150	19.00	6.30	1,660,400	19.00
Granted	156,129	13.60	4.37	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(55,000)	—	—	—	—
At December 31, 2019	3,233,779	$18.74	5.24	3,248,779	$18.74

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

The Company recognized $1.4 million, $5.8 million, and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, of compensation expense in relation to the stock options issued and outstanding. As of December 31, 2019 the stock options to purchase shares of Class A Common Stock were fully vested. As of December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options was $1.6 million, and the amount was to be recognized over a weighted average period of 0.3 years.

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

Class A Common Stock and Restricted Stock Units

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock and restricted stock units were granted, with the latter vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. For the years ended December 31, 2019, 2018 and 2017, respectively, there were 441,920, 594,536 and 19,719 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $12.6 million, $11.2 million and $11.0 million for the years ended December 31, 2019 and 2018 and 2017, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards):

	Number of Shares	Weighted Average Fair Value
At December 31, 2016	1,573,441	$18.28
Granted	64,402	18.09
Exercised	(258,250)	18.40
Forfeited or expired	(526,546)	18.75
At December 31, 2017	853,047	17.94
Granted	1,265,899	20.89
Forfeited	(127,493)	18.30
Vested	(612,531)	18.76
At December 31, 2018	1,378,922	20.03
Granted	4,063,541	25.07
Forfeited	(643,709)	21.58
Vested	(1,805,265)	24.08
At December 31, 2019	2,993,489	$24.10

The Company recognized $66.1 million, $17.9 million, and $9.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, of compensation expense in relation to the restricted stock units. As of December 31, 2019 and December 31, 2018, total unrecognized share-based compensation expense related to unvested RSUs was $43.4 million and $21.3 million, respectively, and this amount is to be recognized over a weighted average period of 2.0 and 1.7 years, respectively.

20. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2019 and December 31, 2018:

(in thousands)	2019	2018
Capitalized software costs	$143,748	$108,220
Leasehold improvements	71,981	67,995
Furniture and equipment	357,589	260,825
Total	573,318	437,040
Less: Accumulated depreciation and amortization	(457,229)	(323,718)
Total property, equipment and capitalized software, net	$116,089	$113,322

Depreciation expense for property and equipment for the years ended December 31, 2019, 2018, and 2017 was approximately $44.7 million, $48.4 million, and $36.8 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs excluding the compensation charges recognized in relation to the IPO disclosed below were approximately $32.5 million, $24.4 million, and $15.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The related amortization expense was approximately $21.4 million, $20.4 million, and $10.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

Additionally, in connection with the compensation charges related to non-voting interest units (formerly Class B interests) recognized upon the IPO, the Company continuously capitalized the vesting of the interest units through December 31, 2017 as the non-voting interest units were fully vested. The Company capitalized approximately $0.04 million for the year ended December 31, 2017. The amortization costs related to these capitalized compensation charges and previously capitalized compensation charges related to the Class B interests of Virtu East MIP LLC and the Class B interests of Virtu Financial were approximately $0.02 million, and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

21. Regulatory Requirement

U.S. Subsidiaries

As of December 31, 2019 and December 31, 2018, U.S. broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital for each of the five U.S. broker-dealers as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2019. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the U.S broker-dealer subsidiaries as of December 31, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$257,452	$2,571	$254,881
Virtu Financial BD LLC	30,317	1,000	29,317
Virtu Financial Capital Markets LLC	3,710	1,000	2,710
Virtu ITG LLC	66,069	1,000	65,069
Virtu Alternet Securities LLC	1,931	100	1,831

The regulatory capital and regulatory capital requirements of the U.S. broker-dealer subsidiaries as of December 31, 2018 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$381,211	$2,035	$379,176
Virtu Financial BD LLC	133,850	1,000	132,850
Virtu Financial Capital Markets LLC	9,457	1,000	8,457

As of December 31, 2019, VAL and VITG had $22.3 million and $7.4 million, respectively, of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $4.5 million and $5.0 million, respectively, of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statement of Financial Condition.

Foreign Subsidiaries

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Investment Industry Regulatory Organization of Canada (“IIROC”), the Central Bank of Ireland, the Financial Conduct Authority in the United Kingdom, the Australian Securities Exchange, the Securities and Futures Commission in Hong Kong, and the Monetary Authority of Singapore. Virtu Financial Canada ULC was admitted to membership in IIROC in March 2019. The regulatory net capital balances and regulatory capital requirements applicable to these subsidiaries as of December 31, 2019 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$13,029	$193	$12,836
TriAct Canada Marketplace LP	2,538	193	2,345
Virtu Financial Canada ULC	2,459	193	2,266
Ireland
Virtu ITG Europe Limited	54,129	32,484	21,645
Virtu Financial Ireland Limited	78,385	43,233	35,152
United Kingdom
Virtu ITG UK Limited	1,378	991	387
Asia Pacific
Virtu ITG Australia Limited	24,574	8,451	16,123
Virtu ITG Hong Kong Limited	3,805	539	3,266
Virtu ITG Singapore Pte Limited	1,179	72	1,107

As of December 31, 2019, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $1.2 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

22. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Revenues:
United States (1)	$1,146,104	$1,644,641	$791,044
Ireland	188,154	81,531	97,637
United Kingdom	(1,735)	15,681	21,143
Singapore	109,761	136,161	113,891
Canada	49,666	—	—
Australia	34,933	—	—
Others	3,199	704	4,267
Total revenues	$1,530,082	$1,878,718	$1,027,982

(1) Includes $337.6 million gain on sale of BondPoint for the year ended December 31, 2018 and $86.6 million gain on the reduction of the Company's tax receivable agreement obligation as a result of the decrease in the U.S. corporate income tax rate for the year ended December 31, 2017.

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2019
Total revenue	$1,032,072	$493,908	$4,102	$1,530,082
Income before income taxes and noncontrolling interest	109,189	(126,930)	(98,241)	(115,982)

2018
Total revenue	1,384,475	496,333	(2,090)	1,878,718
Income (loss) before income taxes and noncontrolling interest	422,648	325,043	(51,328)	696,363

2017
Total revenue	836,707	99,135	92,140	1,027,982
Income (loss) before income taxes and noncontrolling interest	74,633	(12,519)	51,050	113,164

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2019, and December 31, 2018 the Company had a net receivable from its affiliates of $1.3 million and a net payable to its affiliates of $3.0 million, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 11 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $12.9 million, $9.5 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company made payments of $19.9 million, $20.0 million and $8.3 million to the JVs for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, in 2018, the Company sold certain assets to one of its joint ventures, including the intangible assets associated with leases with a net carrying value of $1.1 million at the time of sale, for $0.6 million.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $1.5 million, $1.5 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, to Level 3 for these services.

Subsequent to the ITG Acquisition, the Company makes commission-sharing arrangement (“CSA”) payments to affiliates of DBS Group Holdings (“DBS”). Temasek and its affiliates have a significant ownership interest in DBS. The Company made payments of $0.1 million to DBS for the year ended December 31, 2019.

In May 2019, the Company completed the May 2019 Secondary Offering of 9,000,000 shares of Class A Common Stock at a purchase price per share paid by the underwriters of $22.00, the proceeds of which were used to purchase an equivalent number of Virtu Financial Units and corresponding shares of Class D Common Stock from TJMT Holdings LLC, the Company’s founding equity holder, pursuant to that certain Member Purchase Agreement, entered into on May 14, 2019 by and between the Company and TJMT Holdings LLC.

24. Parent Company

VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term Loan Facility (see Note 10 “Borrowings”). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of December 31,
(In thousands except interest data)	2019	2018
Assets
Cash	$4,650	$3,841
Deferred tax asset	197,792	189,627
Investment in subsidiary	2,689,026	1,730,867
Other assets	33,653	35,998
Total assets	$2,925,121	$1,960,333

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,724,465	$694,028
Accounts payable and accrued expenses and other liabilities	—	6
Tax receivable agreement obligations	269,282	214,403
Total liabilities	$1,993,747	$908,437

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 120,435,912 and 108,955,048 shares, Outstanding — 118,257,141 and 106,776,277 shares at December 31, 2019 and December 31, 2018, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2019 and December 31, 2018, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 12,887,178 and 13,749,886 shares at December 31, 2019 and December 31, 2018, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 69,091,740 shares at December 31, 2019 and December 31, 2018, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at December 31, 2019 and December 31, 2018, respectively	(55,005)	(55,005)
Additional paid-in capital	1,075,779	1,010,468
Retained earnings (accumulated deficit)	(88,755)	96,513
Accumulated other comprehensive income (loss)	(647)	(82)
Total Virtu Financial Inc. stockholders' equity	$931,374	$1,051,896

Total liabilities and stockholders' equity	$2,925,121	$1,960,333

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Revenues:
Other Income	—	—	86,599
	—	—	86,599

Operating Expenses:
Operations and administrative	3	1	181

Income (loss) before equity in income of subsidiary	(3)	(1)	86,418
Equity in income (loss) of subsidiary, net of tax	(29,416)	620,193	(83,479)
Net income (loss)	$(29,419)	$620,192	$2,939
Net income (loss) attributable to common stockholders	(29,419)	620,192	2,939
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(565)	(3,073)	3,243
Comprehensive income (loss)	$(29,984)	$617,119	$6,182

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$(29,419)	$620,192	$2,939

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	136,878	(305,936)	(513,601)
Tax receivable agreement obligation reduction	54,879	79,722	(86,599)
Deferred taxes	(8,165)	(64,996)	102,973
Other	—	—	(8,500)
Changes in operating assets and liabilities:	2,339	(25,268)	(8,832)
Net cash provided by (used in) operating activities	156,512	303,714	(511,620)

Cash flows from investing activities
Acquisition of KCG, net of cash acquired, described in Note 3	—	—	(23,908)
Investments in subsidiaries, equity basis	70,762	34,909	16,846
Net cash provided by (used in) investing activities	70,762	34,909	(7,062)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(99,221)	(206,903)	(89,563)
Dividends	(112,414)	(100,329)	(63,814)
Payments on repurchase of non-voting common interest	—	—	(11,143)
Repurchase of Class C common stock	(196)	(8,216)	—
Purchase of treasury stock	(14,259)	(66,218)	(2,683)
Tax receivable agreement obligations	—	(12,359)	(7,045)
Issuance of common stock, net of offering costs	—	—	735,974
Issuance of common stock in connection with secondary offering, net of offering costs	(375)	(950)	—
Net cash provided by (used in) financing activities	$(226,465)	$(394,975)	$561,726

Net increase (decrease) in Cash	$809	$(56,352)	$43,044
Cash, beginning of period	3,841	60,193	17,149
Cash, end of period	$4,650	$3,841	$60,193

Supplemental disclosure of cash flow information:
Taxes paid	$—	$—	$133

Non-cash financing activities
Tax receivable agreement described in Note 6	—	—	1,534

25. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On February 11, 2020, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit that will be paid on March 16, 2020 to holders of record as of March 2, 2020.

On January 29, 2020, the Company entered into a five-year $1,000 million floating to fixed interest rate swap agreement that effectively fixes interest payment obligations on $1,000 million of principal under the First Lien Term Loan Facility at 4.9% through January 2025.

On February 10, 2020, the Company announced a repricing amendment (“Amendment No. 2”) to its Credit Agreement to decrease the applicable interest rate by 0.5%. This amendment is expected to close on or about March 2, 2020, subject to the satisfaction of customary closing conditions. Following such closing, the applicable borrowing rates for term loan borrowings and revolver borrowings under the Credit Agreement will bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.5%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%.

The lower interest rate resulting from Amendment No. 2, when consummated, in combination with the interest rate swaps entered into on January 29, 2020 and on October 9, 2019 will result in a blended fixed rate of 4.367% on $1,525 million of the First Lien Term Loan Facility debt for approximately five years. The remaining $400 million of the First Lien Term Loan Facility debt will remain floating and pegged to LIBOR, but at a reduced spread.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

	For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Total revenue	$362,991	$378,456	$385,364	$403,272
Total operating expenses	379,195	445,035	391,192	430,646
Operating income	$(16,204)	$(66,579)	$(5,828)	$(27,374)
Net income	(13,619)	(55,485)	(5,184)	(29,419)
Less: net income attributable to noncontrolling interests	6,946	25,594	872	11,691
Net income attributable to Virtu Financial, Inc.	$(6,673)	$(29,891)	$(4,312)	$(17,728)
Net income per share of common stock:
Basic	$(0.07)	$(0.27)	$(0.04)	$(0.16)
Diluted	$(0.07)	$(0.27)	$(0.04)	$(0.16)

	For the Three Months Ended
(in thousands, except share and per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Total revenue	$815,053	$328,126	$295,123	$440,416
Total operating expenses	346,517	278,504	265,698	291,636
Operating income (loss)	$468,536	$49,622	$29,425	$148,780
Net income (loss)	410,022	46,622	15,610	147,938
Less: net income (loss) attributable to noncontrolling interests	235,271	21,413	6,998	67,069
Net income (loss) attributable to Virtu Financial, Inc.	$174,751	$25,209	$8,612	$80,869
Net income per share of common stock:
Basic	$1.89	$0.25	$0.08	$0.75
Diluted	$1.86	$0.24	$0.08	$0.74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2019, internal control over financial reporting is effective.

We acquired ITG, Inc. (“ITG”) on March 1, 2019, and have not yet included ITG in our assessment of the effectiveness of our internal control over financial reporting. SEC staff guidance permits a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition was completed. As of December 31, 2019, ITG accounted for $769.1 million of our total assets, and a loss of $61.8 million of our total net loss for the year end December 31, 2019.

PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2019; their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019. For the limited purpose of providing the information necessary to comply with this Item 10, the 2020 Proxy Statement is incorporated herein by this reference. All references to the 2020 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019. For the limited purpose of providing the information necessary to comply with this Item 11, the 2020 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019. For the limited purpose of providing the information necessary to comply with this Item 12, the 2020 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019. For the limited purpose of providing the information necessary to comply with this Item 13, the 2020 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2020 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019. For the limited purpose of providing the information necessary to comply with this Item 14, the 2020 Proxy Statement is incorporated herein by this reference.

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

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
4.1*	Description of the Capital Stock
10.1†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-219110) filed on June 30, 2017).

10.2†
Form of Restricted Stock Unit and Common Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-219110) filed on June 30, 2017).

10.3†
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 2 to Form S-1 Registration Statement (File No. 333-194473) filed on February 20, 2015).

10.4†
Employment Agreement, dated as of August 7, 2013, by and between Virtu Financial, Inc. and Mr. Joseph Molluso (incorporated herein by reference to Exhibit 10.23 to the Company’s Amendment No. 1 to Form S-1 Registration Statement (File No. 333-194473) filed on March 26, 2014)

10.5†
Amended and Restated Employment Agreement, dated as of November 15, 2017, by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 001-37352) filed on March 13, 2018).

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

10.8†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (File No. 001-37352) filed on March 13, 2018).

10.9†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2019).

10.10†
Virtu Financial, Inc. 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-37352) filed on March 31, 2018).

10.11†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 2, 2018, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-37352) filed on March 13, 2018).

10.12
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

10.19
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

10.25
Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-37352), filed on March 13, 2018).

10.26†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of March 21, 2018, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on May 7, 2018).

10.27
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.28
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

10.29
Credit Agreement, dated March 1, 2019, among Virtu Financial LLC, as Holdings, Impala Borrower LLC, as Acquisition Borrower, VFH Parent LLC, as Refinancing Borrower, the Lenders, Issuing Banks and Swingline Lender Partry Hereto, and Jefferies Finance LLC, as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2019).

10.30†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2019).

10.31†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2019).

10.32†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 26, 2019, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2019).

10.33
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

10.34†
Letter agreements dated April 17, 2019, July 3, 2019 and September 3, 2019 between Virtu Financial Operating LLC and Brett Fairclough (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2019).

10.35†
Employment Agreement, dated as of August 31, 2019, by and between Virtu Financial Operating LLC and Alex Ioffe (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2019).

10.36†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2018, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2019).

10.37†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 23, 2019, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2019).

10.38†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Agreement, dated as of October 2, 2019, by and between Virtu Financial, Inc. and Alex Ioffe (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 8, 2019).

10.39*†	Amended and Restated Employment Agreement, dated as of February 26, 2020, by and between Virtu Financial, Inc. and Mr. Brett Fairclough.
10.40*†	Amended and Restated Employment Agreement, dated as of February 26, 2020, by and between Virtu Financial, Inc. and Mr. Stephen Cavoli.
10.41*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.42*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Brett Fairclough.

10.43*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.44*†	Separation Agreement by and between Joseph Molluso and Virtu Financial Operating LLC and Virtu Financial, Inc., dated as of September 3, 2019
10.45†
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, Amended and Restated Effective June 8, 2017 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230012) filed on March 1, 2019).

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

Virtu Financial, Inc.

DATE:	February 28, 2020	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	February 28, 2020	By:	/s/ Alex Ioffe
Alex Ioffe
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas A. Cifu and Alex Ioffe, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2020.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Cifu

/s/ Alex Ioffe	Chief Financial Officer (Principal Financial and Accounting Officer)
Alex Ioffe

/s/ Robert Greifeld	Chairman of the Board of Directors
Robert Greifeld

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ Virginia Gambale	Director
Virginia Gambale

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Glenn Hutchins	Director
Glenn Hutchins

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ John F. Sandner	Director
John F. Sandner

/s/ David Urban	Director
David Urban

/s/ Michael T. Viola	Director
Michael T. Viola