Form 10-Q
period 2020-03-31
Virtu Financial, Inc.
filed 2020-05-11
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza		10006
165 Broadway
New York,	New York
(Address of principal executive offices)		(Zip Code)

(212) 418-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIRT	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of May 11, 2020
Class A common stock, par value $0.00001 per share	120,451,098
Class C common stock, par value $0.00001 per share	12,162,851
Class D common stock, par value $0.00001 per share	60,091,740

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$710,533	$732,164
Cash restricted or segregated under regulations and other	94,668	41,116
Securities borrowed	1,321,982	1,928,763
Securities purchased under agreements to resell	75,147	143,032
Receivables from broker-dealers and clearing organizations	2,562,721	1,318,584
Trading assets, at fair value:
Financial instruments owned	2,314,777	2,068,734
Financial instruments owned and pledged	779,043	696,956
Receivables from customers	541,300	103,531
Property, equipment and capitalized software (net of accumulated depreciation of $466,928 and $457,229 as of March 31, 2020 and December 31, 2019, respectively)	113,987	116,089
Operating lease right-of-use assets	302,329	314,526
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $238,197 and $219,239 as of March 31, 2020 and December 31, 2019, respectively)	510,680	529,638
Deferred tax assets	219,787	214,671
Other assets ($49,068 and $48,966, at fair value, as of March 31, 2020 and December 31, 2019, respectively)	291,473	252,640
Total assets	$10,987,353	$9,609,370

Liabilities and equity
Liabilities
Short-term borrowings	$431,500	$73,486
Securities loaned	1,017,361	1,600,099
Securities sold under agreements to repurchase	389,679	340,742
Payables to broker-dealers and clearing organizations	1,180,829	826,750
Payables to customers	569,252	89,719
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,814,285	2,497,958
Tax receivable agreement obligations	255,996	269,282
Accounts payable, accrued expenses and other liabilities	533,558	399,168
Operating lease liabilities	350,687	365,364
Long-term borrowings	1,915,549	1,917,866
Total liabilities	9,458,696	8,380,434

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 122,585,460 and 120,435,912 shares, Outstanding — 120,406,689 and 118,257,141 shares at March 31, 2020 and December 31, 2019, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 12,162,851 and 12,887,178 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 69,091,740 shares at March 31, 2020 and December 31, 2019, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at March 31, 2020 and December 31, 2019, respectively	(55,005)	(55,005)
Additional paid-in capital	1,113,447	1,077,398
Retained earnings (accumulated deficit)	91,292	(90,374)
Accumulated other comprehensive income (loss)	(37,999)	(647)
Total Virtu Financial Inc. stockholders' equity	1,111,737	931,374

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Noncontrolling interest	416,920	297,562
Total equity	1,528,657	1,228,936

Total liabilities and equity	$10,987,353	$9,609,370

See accompanying notes to the Condensed Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Revenues:
Trading income, net	$802,466	$257,540
Interest and dividends income	26,516	29,131
Commissions, net and technology services	170,744	75,147
Other, net	4,372	1,173
Total revenue	1,004,098	362,991

Operating Expenses:
Brokerage, exchange and clearance fees, net	111,538	64,053
Communication and data processing	55,027	41,814
Employee compensation and payroll taxes	170,358	107,837
Payments for order flow	62,280	23,561
Interest and dividends expense	41,440	45,369
Operations and administrative	30,607	22,078
Depreciation and amortization	17,360	16,450
Amortization of purchased intangibles and acquired capitalized software	18,958	10,922
Termination of office leases	276	—
Debt issue cost related to debt refinancing, prepayment and commitment fees	4,171	9,214
Transaction advisory fees and expenses	188	15,109
Financing interest expense on long-term borrowings	25,670	22,788
Total operating expenses	537,873	379,195
Income (loss) before income taxes and noncontrolling interest	466,225	(16,204)
Provision for (benefit from) income taxes	77,987	(2,585)
Net income (loss)	388,238	(13,619)
Noncontrolling interest	(167,169)	6,946

Net income (loss) available for common stockholders	$221,069	$(6,673)

Earnings (loss) per share
Basic	$1.80	$(0.07)
Diluted	$1.80	$(0.07)

Weighted average common shares outstanding
Basic	119,757,158	107,319,812
Diluted	119,788,475	107,319,812

Net income (loss)	$388,238	$(13,619)
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	(10,396)	(3,744)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(55,602)	—
Comprehensive income (loss)	322,240	(17,363)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(138,523)	8,554
Comprehensive income (loss) attributable to common stockholders	$183,717	$(8,809)

See accompanying notes to the Condensed Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2020 and 2019

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	1,854,961	—	—	—	—	—	—	—	21,357	—	—	21,357	—	21,357
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(642,869)	—	—	—	—	—	—	—	—	(9,801)	—	(9,801)	—	(9,801)
Stock options exercised	213,129	—	—	—	—	—	—	—	3,206	—	—	3,206	—	3,206
Warrants issued	—	—	—	—	—	—	—	—	11,486	—	—	11,486	—	11,486
Net income (loss)	—	—	—	—	—	—	—	—	—	221,069	—	221,069	167,169	388,238
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,884)	(5,884)	(4,512)	(10,396)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(31,468)	(31,468)	(24,134)	(55,602)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(19,165)	(19,165)
Dividends	—	—	—	—	—	—	—	—	—	(29,602)	—	(29,602)	—	(29,602)
Issuance of common stock in connection with employee exchanges	724,327	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(724,327)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	122,585,460	$1	12,162,851	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,113,447	$91,292	$(37,999)	$1,111,737	$416,920	$1,528,657

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	965,421	—	—	—	—	—	—	—	30,764	—	—	30,764	—	30,764
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(325,195)	—	—	—	—	—	—	—	—	(8,805)	—	(8,805)	—	(8,805)
Stock options exercised	86,224	—	—	—	—	—	—	—	859	—	—	859	—	859
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,673)	—	(6,673)	(6,946)	(13,619)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)	(1,608)	(3,744)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,196)	(37,196)
Dividends	—	—	—	—	—	—	—	—	—	(26,312)	—	(26,312)	—	(26,312)
Issuance of common stock in connection with employee exchanges	240,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(240,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	109,921,498	$1	13,509,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,042,091	$54,723	$(2,218)	$1,039,593	$397,053	$1,436,646
See accompanying notes to the Condensed Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$388,238	$(13,619)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,360	16,450
Amortization of purchased intangibles and acquired capitalized software	18,958	10,922
Debt issue cost related to debt refinancing and prepayment	1,464	9,214
Amortization of debt issuance costs and deferred financing fees	3,493	2,644
Termination of office leases	276	—
Share-based compensation	22,257	21,890
Reserve for legal matters	4,422	—
Deferred taxes	(5,116)	2,489
Other	(296)	14,749
Changes in operating assets and liabilities (1):
Securities borrowed	606,781	129,999
Securities purchased under agreements to resell	67,885	9,820
Receivables from broker-dealers and clearing organizations	(1,244,137)	241,841
Trading assets, at fair value	(328,130)	(312,005)
Receivables from customers	(437,769)	1,147
Operating lease right-of-use assets	12,197	(263,187)
Other assets	(24,798)	276,524
Securities loaned	(582,738)	(327,799)
Securities sold under agreements to repurchase	48,937	8,139
Payables to broker-dealers and clearing organizations	298,477	268,358
Payables to customers	479,533	(44,015)
Trading liabilities, at fair value	316,327	(180,781)
Operating lease liabilities	(14,677)	305,289
Accounts payable, accrued expenses and other liabilities	132,395	(388,038)
Net cash provided by (used in) operating activities	(218,661)	(209,969)

Cash flows from investing activities
Development of capitalized software	(8,111)	(6,245)
Acquisition of property and equipment	(10,750)	(4,662)
ITG Acquisition, net of cash acquired, described in Note 3	—	(835,581)
Investment in joint ventures	(1,150)	(1,500)
Net cash provided by (used in) investing activities	(20,011)	(847,988)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(19,165)	(37,196)
Dividends	(29,602)	(26,312)
Purchase of treasury stock	(9,801)	(8,805)
Stock options exercised	3,206	859
Short-term borrowings, net	358,900	127,616
Proceeds from long-term borrowings	—	1,492,500
Repayment of long term borrowings	—	(400,000)
Tax receivable agreement obligations	(13,286)	—
Debt issuance costs	(9,263)	(35,021)
Net cash provided by (used in) financing activities	280,989	1,113,641

Effect of exchange rate changes on cash and cash equivalents	(10,396)	(3,404)

Net increase (decrease) in cash and cash equivalents	31,921	52,280
Cash, cash equivalents, and restricted or segregated cash, beginning of period	773,280	736,047
Cash, cash equivalents, and restricted or segregated cash, end of period	$805,201	$788,327

	Three Months Ended March 31,
(in thousands)	2020	2019

Supplementary disclosure of cash flow information
Cash paid for interest	$52,724	$31,954
Cash paid for taxes	2,843	1,171

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	3,254	567

(1) Net of ITG Acquisition for the three months ended March 31, 2019; see Note 3

See accompanying notes to the Condensed Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)

1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2020, VFI owned approximately 63.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”).

On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the “ITG Acquisition”). See Note 3 “ITG Acquisition” for further details. ITG was a global financial technology company. ITG's business contributes to the Company's Execution Services segment.

Virtu Financial’s principal U.S. subsidiaries include Virtu Americas LLC (“VAL”) and Virtu ITG LLC (“VITG”), which are U.S. broker-dealers, and Virtu Alternet Securities LLC (“VALT”, collectively with VAL and VITG, the “broker-dealers’’). As part of the Company's integration efforts, the Company has been in the process of consolidating its U.S. broker-dealers. The Company submitted applications to withdraw the SEC registrations for Virtu Financial BD LLC (“VFBD”) and Virtu Financial Capital Markets LLC (“VFCM”), which were approved in March 2020, having previously consolidated their broker-dealer activities within VAL as of December 31, 2019. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 20 “Geographic Information and Business Segments” for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

These condensed consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. The Company operates and controls all business and affairs of Virtu Financial and its subsidiaries indirectly through its equity interest in Virtu Financial.

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

As discussed in Note 3 “ITG Acquisition”, the Company has accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company’s existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Acquisition reflect ITG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the three months ended March 31, 2019 comprise the Company's results for the entire applicable period and the results of ITG from the ITG Closing Date through March 31, 2019. All periods prior to the ITG Closing Date comprise solely the Company's results.

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

Derivative Instruments - Trading

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

The Company presents its trading derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

Derivative Instruments - Hedging

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. The Company has entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with its long-term debt obligations. Additionally, the Company may seek to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For interest rate swap agreements and foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the interest rate swaps or forward contracts. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition and Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the Condensed Consolidated Statements of Comprehensive Income.

The Company presents its hedging derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Balances associated with hedging derivatives are recorded within Receivables from/Payables to broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Exchange Memberships and Stock

Exchange memberships are recorded at cost or, if any other than temporary impairment in value has occurred, at a value that reflects management’s estimate of fair value. Exchange memberships acquired in connection with the Acquisition of KCG were recorded at their fair values on the dates of acquisition. Exchange stock includes shares that entitle the Company to certain trading privileges.

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

Technology services revenues consist of technology licensing fees and client commission fees. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services. These fees include both upfront and annual recurring fees, as well as, in certain cases, contingent fees based on client revenues, which represent variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside the Company’s control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur. Recurring fees, which exclude variable consideration, are billed and collected on a quarterly basis.

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

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). The Company’s OCI is comprised of foreign currency translation adjustments and mark-to-market gains and losses on the Company's derivative instruments designated as hedging instruments under ASC 815.

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at period-end exchange rates, and revenues and expenses are translated at weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in Accumulated other comprehensive income, a component of stockholders’ equity. The Company's foreign subsidiaries generally use the U.S. dollar as their functional currency. The Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its subsidiaries domiciled in Ireland, which utilize the Euro and Pound Sterling as the functional currency, and subsidiaries domiciled in Canada, which utilize the Canadian dollar as the functional currency.

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses are included in Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition and Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income, to the extent they are effective.

Share-Based Compensation

Share-based awards issued for compensation in connection with or subsequent to the Company's initial public offering in April 2015 (the “IPO”) and certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”) pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan (as amended, the “Amended and Restated 2015 Management Incentive Plan”) and pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, dated as of June 8, 2017 (the “Amended and Restated ITG 2007 Equity Plan”), are in the form of stock options, Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) and RSUs, as applicable. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant, and with respect to the RSUs, a projected annual forfeiture rate. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and are recognized on a straight-line basis over the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2020, the Company held minority stakes of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2020, the Company held approximately a 10% minority stake in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the US. As of March 31, 2020, the Company held approximately a 15.8% minority stake in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at March 31, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$29,138	$—	$29,138	$142,829

The following table presents the Company’s nonconsolidated VIEs at December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,579	$—	$28,579	$119,051

Accounting Pronouncements, Recently Adopted

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in ASC Topic 820, Fair Value Measurement. Disclosure requirements were eliminated for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Disclosure requirements were modified for liquidation of investments in certain entities that calculate net asset value, and for measurement uncertainty disclosures. Disclosure requirements were added for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU on January 1, 2020. The updated disclosures are included in Note 10 “Financial Assets and Liabilities”.

Consolidation - In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which modified how VIEs are assessed for consolidation purposes under ASC Topic 810, Consolidation. Under the update, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this ASU on January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements.

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

The Company adopted this ASU on January 1, 2020 using the modified retrospective method of adoption. The ASU impacts only those financial instruments that are carried by the Company at amortized cost such as collateralized financing arrangements (repurchase agreements and securities borrowing/ lending transactions) and receivables from customers, broker-dealers and clearing organizations. The adoption of this ASU did not have a material impact to the Company's financial condition, results of operations or cash flows.

Accounting Pronouncements, Not Yet Adopted as of March 31, 2020

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The ASU also amends other aspects of the guidance relating to the accounting for franchise taxes, enacted changes in tax laws or rates, the accounting for transactions that result in a step-up in the tax basis of goodwill, and other tax-related items. The ASU is effective for periods beginning after December 15, 2020, including interim periods within that fiscal year; early adoption is permitted. Most amendments within the ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements and related disclosures.

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is designed to ease the potential burden in accounting for the transition away from LIBOR. The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of the ASU, but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (as amended from time to time, the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) a senior secured first lien term loan in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. The Credit Agreement was subsequently amended as described further in Note 9 “Borrowings”. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

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

Purchase price and goodwill

The aggregate cash purchase price of approximately $1.0 billion was determined as the sum of the fair value, at $30.30 per share, of ITG shares outstanding held by former ITG stockholders at closing and the fair value of certain ITG employee stock-based awards that were outstanding, and which vested at the ITG Closing Date.

The purchase price was allocated to the assets acquired and liabilities assumed using their fair values at the ITG Closing Date. The Company engaged third party specialists for the purchase price allocation.

Amounts allocated to intangible assets, the amortization period and goodwill were as follows:

(in thousands)	Amount	Amortization Years
Technology	$76,000	5
Customer relationships	437,600	10
Trade names	3,600	3
Intangible assets	517,200
Goodwill	312,343
Total	$829,543

The Company estimated the fair value of the intangible assets, which involved the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. The total Goodwill of $312.3 million was assigned to the Execution Services segment. Such goodwill is attributable to the expansion of product offerings and expected synergies of the combined workforce, products and technologies of the Company and ITG.

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

The Company recorded deferred tax assets of $17.6 million and deferred tax liabilities of $71.1 million with respect to recording ITG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the ITG Acquisition, as described in Note 13 “Income Taxes”.

4. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2020	2019
Income (loss) before income taxes and noncontrolling interest	$466,225	$(16,204)
Provision for (benefit from) income taxes	77,987	(2,585)
Net income (loss)	388,238	(13,619)

Noncontrolling interest	(167,169)	6,946

Net income (loss) available for common stockholders	$221,069	$(6,673)

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2020	2019
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$221,069	$(6,673)
Less: Dividends and undistributed earnings allocated to participating securities	(5,287)	(441)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	215,782	(7,114)

Weighted average shares of common stock outstanding:
Class A	119,757,158	107,319,812

Basic earnings (loss) per share	$1.80	$(0.07)

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2020	2019
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$215,782	$(7,114)

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	119,757,158	107,319,812
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan (1)	31,317	—
	119,788,475	107,319,812

Diluted earnings (loss) per share	$1.80	$(0.07)

(1)
The dilutive impact excludes from the computation of earnings (loss) per share 76,817 unexercised stock options issuable pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and 3,000,000 unexercised warrants for the three months ended March 31, 2020, and 864,601 options and 168,221 restricted stock units for the three months ended March 31, 2019, because the inclusion of these instruments would have been anti-dilutive.

5. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Condensed Consolidated Statement of Financial Condition, which amounted to $256.0 million and $269.3 million as of March 31, 2020 and December 31, 2019, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, and its third payment of $13.3 million in March 2020.

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

In connection with the employee exchanges and May 2018 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 17 “Capital Structure”, the Company recorded an additional deferred tax asset of $78.7 million and a payment liability pursuant to the tax receivable agreements of $79.7 million, with the $1.0 million difference recorded as a decrease to additional paid-in capital.

In connection with the employee exchanges and May 2019 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 17 “Capital Structure”, the Company recorded an additional deferred tax asset of $49.1 million and payment liability pursuant to the tax receivable agreements of $54.9 million, with the $5.8 million difference recorded as a decrease to additional paid-in capital.

As a result of the reduction in the U.S. corporate income tax rate as further described in Note 13 “Income Taxes”, the aforementioned deferred tax asset and related payment liability were subsequently reduced, and the Company recorded a reduction of its tax receivable agreement obligation of $86.6 million due to the change in the corporate income tax rate.

At March 31, 2020 and December 31, 2019, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $193.1 million and $197.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $256.0 million and $269.3 million, respectively. The amounts recorded as of March 31, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2020 and December 31, 2019, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2020 or 2019.

The following table presents the details of goodwill by segment as of March 31, 2020 and December 31, 2019:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of March 31, 2020 and December 31, 2019, the Company's total amount of intangible assets recorded was $510.7 million and $529.6 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$(110,000)	$—	1.4	to	2.5
ETF issuer relationships	950	(796)	154		9
ETF buyer relationships	950	(796)	154		9
Technology	136,000	(64,644)	71,356	1	to	6
Customer relationships	486,600	(58,417)	428,183	10	to	12
Trade name	3,600	(1,300)	2,300		3
Favorable occupancy leases	5,895	(2,244)	3,651	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
	$748,877	$(238,197)	$510,680

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$(110,000)	$—	1.4	to	2.5
ETF issuer relationships	950	(770)	180		9
ETF buyer relationships	950	(770)	180		9
Technology	136,000	(58,203)	77,797	1	to	6
Customer relationships	486,600	(46,456)	440,144	10	to	12
Trade name	3,600	(1,000)	2,600		3
Favorable occupancy leases	5,895	(2,040)	3,855	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
	$748,877	$(219,239)	$529,638

Amortization expense relating to finite-lived intangible assets was approximately $19.0 million and $10.9 million for the three months ended March 31, 2020 and 2019, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Assets
Due from prime brokers	$1,262,998	$418,059
Deposits with clearing organizations	359,426	231,977
Net equity with futures commission merchants	201,588	267,748
Unsettled trades with clearing organization	373,189	214,618
Securities failed to deliver	351,938	178,324
Commissions and fees	13,582	7,858
Total receivables from broker-dealers and clearing organizations	$2,562,721	$1,318,584

Liabilities
Due to prime brokers	$239,639	$511,524
Net equity with futures commission merchants	78,860	50,950
Unsettled trades with clearing organization	282,766	118,286
Securities failed to receive	576,780	144,494
Commissions and fees	2,784	1,496
Total payables to broker-dealers and clearing organizations	$1,180,829	$826,750

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $283.0 million and $134.3 million as of March 31, 2020 and December 31, 2019, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2020 and December 31, 2019, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at March 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	March 31, 2020	December 31, 2019
Securities received as collateral:
Securities borrowed	$1,263,426	$1,881,005
Securities purchased under agreements to resell	75,147	142,922
	$1,338,573	$2,023,927

In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Equities	$729,960	$654,366
Exchange traded notes	49,083	42,590
	$779,043	$696,956

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$239,000	$(2,427)	$236,573
Short-term bank loans	180,486	—	180,486
First Lien Revolving Facility	15,000	(559)	14,441
	$434,486	$(2,986)	$431,500

	December 31, 2019
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$30,000	$(2,100)	$27,900
Short-term bank loans	45,586	—	45,586
	$75,586	$(2,100)	$73,486

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

     On November 3, 2017, the Company entered into the second credit facility (the “Committed Facility”) with the same financial institution for an aggregate borrowing limit of $500 million. The Committed Facility was subsequently amended and restated March 1, 2019 to increase the borrowing limit to $600 million and to enable a broker-dealer subsidiary of ITG as a borrower thereunder, amended again on September 23, 2019 to adjust certain sublimits and required minimum total regulatory capital, and amended further on March 12, 2020 to adjust certain sublimits. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Each of the broker-dealers has a sublimit under Borrowing Base A Loan, from $300 million to $600 million, which bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Each of the broker-dealers has a sublimit under Borrowing Base B Loan, from $100 million to $150 million, or up to $300 million prior to a specified trigger date not later than July 1, 2020, which bears interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

On March 10, 2020, a broker-dealer subsidiary of the Company entered into a short term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the “Demand Loan’’) repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bears interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and owing. If an event of default occurs and is continuing, the lender may declare all loans immediately due and payable. The Demand Loan was repaid in full as of April 17, 2020.

On March 20, 2020, VAL, a broker-dealer subsidiary of the Company, entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans may be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020, as further described below. VAL intends use the proceeds of the Founder Member Loans solely to finance the purchase and settlement of securities and to fund margin deposits with the National Securities Clearing Corporation and Options Clearing Corporation. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Loan Agreement, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 17 “Capital Structure”. The interest rate for the Founder Member Loans, to the extent drawn and outstanding, will be 8.0% per annum, and the Founder Member Loans will be due on September 20, 2020. If an event of default occurs and is continuing, the Lender may increase the interest rate 2.0% above what would otherwise be applicable on overdue amounts, and declare all Founder Member Loans immediately due and payable. VAL may prepay the Founder Member Loans in whole or in part at any time without penalty. The foregoing description of the Founder Member Loan Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the Founder Member Loan Facility, which is filed as an exhibit hereto.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition.

	At March 31, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.09%	$300,000	$209,000	$(2,427)	$206,573
Committed facility	2.24%	600,000	10,000	—	10,000
Demand Loan	10.00%	20,000	20,000	—	20,000
Founder Member Loan Facility (1)	8.00%	300,000	—	—	—
		$1,220,000	$239,000	$(2,427)	$236,573
(1) $13.1 million of deferred debt issuance costs associated with warrants issued and legal fees incurred for the Founder Member Loan Facility are included within Other assets on the Condensed Consolidated Statement of Financial Condition

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Broker-dealer credit facilities:
Uncommitted facility	$632	$184
Committed facility	160	73
Demand Loan	117	—
	$909	$257

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2020, there was $180.5 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.1%. At December 31, 2019, there was $45.6 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.5%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition.

First Lien Revolving Facility

The Company's Amended Credit Agreement (as defined below) provides for a $50.0 million senior secured first lien revolving facility. At March 31, 2020, there was $15.0 million of principal outstanding on this facility with an interest rate of 5.8%. Interest expense in relation to the facility was $0.3 million for the three months ended March 31, 2020. There were no outstanding borrowings under the facility as of December 31, 2019.

Prime Brokerage Credit Facilities

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

	At March 31, 2020
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.96%	$616,000	$282,991
		$616,000	$282,991

	At December 31, 2019
	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	4.22%	$586,000	$134,331
		$586,000	$134,331

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $1.3 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	4.01%	$1,925,000	$(6,365)	$(35,425)	$1,883,210
SBI bonds	January 2023	5.00%	32,546	—	(207)	32,339
			$1,957,546	$(6,365)	$(35,632)	$1,915,549

		At December 31, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	5.20%	$1,925,000	$(6,795)	$(32,513)	$1,885,692
SBI bonds	January 2023	5.00%	32,225	—	(51)	32,174
			$1,957,225	$(6,795)	$(32,564)	$1,917,866

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

On October 9, 2019 (the “Amendment No. 1 Closing Date”), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment No. 1 Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and pay related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026.

On March 2, 2020 (the “Amendment No. 2 Closing Date”), VFH entered into Amendment No. 2 (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any stepdown in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

On January 29, 2020, the Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. The Company also previously entered into a five-year $525 million floating-to-fixed interest rate swap agreement.
As these two interest rate swaps meet the criteria to be considered qualifying cash flow hedges under ASC 815, they effectively fix interest payment obligations on $1,000 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.

The First Lien Revolving Facility under the Amended Credit Agreement is subject to a springing net first lien leverage ratio test which may spring into effect as of the last day of a fiscal quarter if usage of the aggregate revolving commitments exceeds a specified level as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Amended Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated domestic restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

Under the Amended Credit Agreement, term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022. During the year ended December 31, 2019, $100.0 million was repaid under the First Lien Term Loan Facility. As of March 31, 2020, $1,925 million was outstanding under the First Lien Term Loan Facility.

The Amended Credit Agreement contains certain customary covenants and events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Amended Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Amended Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Amended Credit Agreement.

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH previously entered into the Fourth Amended and Restated Credit Agreement which, upon the closing of the Acquisition of KCG, provided for an aggregate $1,150.00 million of first lien secured term loans (the “Existing Term Loan Facility”). As described above, the Existing Term Loan Facility was fully terminated following its repayment in full with the proceeds of the First Lien Term Loan Facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($32.5 million) as of March 31, 2020 and ¥3.5 billion ($32.2 million) as of December 31, 2019. The Company recorded a gain of $0.3 million and a loss of $0.4 million during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	March 31, 2020
2020	15,000
2021	15,000
2022	15,000
2023	47,546
2024	15,000
Thereafter	1,850,000
Total principal of long-term borrowings	$1,957,546

10. Financial Assets and Liabilities

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

There were no transfers of financial instruments between levels during the three months ended March 31, 2020 or 2019.

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2020:

	March 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$644,610	$1,342,085	$—	$—	$1,986,695
U.S. and Non-U.S. government obligations	105,114	15,762	—	—	120,876
Corporate Bonds	—	126,368	—	—	126,368
Exchange traded notes	498	33,156	—	—	33,654
Currency forwards	—	513,995	—	(491,962)	22,033
Options	25,151	—	—	—	25,151
	775,373	2,031,366	—	(491,962)	2,314,777

Financial instruments owned, pledged as collateral:
Equity securities	357,462	372,498	—	—	729,960
Exchange traded notes	46	49,037	—	—	49,083
	357,508	421,535	—	—	779,043

Other Assets
Equity investment	—	—	46,668	—	46,668
Exchange stock	2,400	—	—	—	2,400
	2,400	—	46,668	—	49,068

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,406,000	1,127,723	—	—	2,533,723
U.S. and Non-U.S. government obligations	74,103	3,819	—	—	77,922
Corporate Bonds	—	146,039	—	—	146,039
Exchange traded notes	90	22,557	—	—	22,647
Currency forwards	—	525,280	—	(524,352)	928
Options	33,026	—	—	—	33,026
	$1,513,219	$1,825,418	$—	$(524,352)	$2,814,285

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2019:

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$600,259	$1,080,518	$—	$—	$1,680,777
U.S. and Non-U.S. government obligations	106,690	20,847	—	—	127,537
Corporate Bonds	—	171,591	—	—	171,591
Exchange traded notes	243	48,894	—	—	49,137
Currency forwards	—	242,552	—	(211,398)	31,154
Options	8,538	—	—	—	8,538
	715,730	1,564,402	—	(211,398)	2,068,734
Financial instruments owned, pledged as collateral:
Equity securities	362,439	291,927	—	—	654,366
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	12	42,578	—	—	42,590
	362,451	334,505	—	—	696,956
Other Assets
Equity investment	—	—	46,245	—	46,245
Exchange stock	2,721	—	—	—	2,721
	2,721	—	46,245	—	48,966

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,022,814	1,163,888	—	—	2,186,702
U.S. and Non-U.S. government obligations	39,091	2,713	—	—	41,804
Corporate Bonds	—	244,700	—	—	244,700
Exchange traded notes	15	21,631	—	—	21,646
Currency forwards	—	196,554	—	(196,535)	19
Options	3,087	—	—	—	3,087
	$1,065,007	$1,629,486	$—	$(196,535)	$2,497,958

SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The SBI Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2020, the fair value of the SBI Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the SBI Investment:

	March 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$46,668	Discounted cash flow	Estimated revenue growth	5.6% - 24.9%	17.1%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	11.9x - 55.7x	18.6x

Changes in the fair value of the SBI Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2020
(in thousands)	Balance at December 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2020
Assets
Other assets:
Equity investment	$46,245	$—	$423	$—	$—	$46,668	$423
Total	46,245	—	423	—	—	46,668	423

	Three Months Ended March 31, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$673	$—	$—	$46,529	$673
Total	45,856	—	673	—	—	46,529	673

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2020:

	March 31, 2020
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$710,533	$710,533	$710,533	$—	$—
Cash restricted or segregated under regulations and other	94,668	94,668	94,668	—	—
Securities borrowed	1,321,982	1,321,982	—	1,321,982	—
Securities purchased under agreements to resell	75,147	75,147	—	75,147	—
Receivables from broker-dealers and clearing organizations	2,562,721	2,562,721	777,099	1,785,622	—
Total Assets	4,765,051	4,765,051	1,582,300	3,182,751	—

Liabilities
Short-term borrowings	431,500	434,486	—	434,486	—
Long-term borrowings	1,915,549	1,659,171	—	1,659,171	—
Securities loaned	1,017,361	1,017,361	—	1,017,361	—
Securities sold under agreements to repurchase	389,679	389,679	—	389,679	—
Payables to broker-dealers and clearing organizations	1,180,829	1,180,829	4,798	1,176,031	—
Total Liabilities	$4,934,918	$4,681,526	$4,798	$4,676,728	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$732,164	$732,164	$732,164	$—	$—
Cash restricted or segregated under regulations and other	41,116	41,116	41,116	—	—
Securities borrowed	1,928,763	1,928,763	—	1,928,763	—
Securities purchased under agreements to resell	143,032	143,032	—	143,032	—
Receivables from broker-dealers and clearing organizations	1,318,584	1,318,584	40,842	1,277,742	—
Total Assets	4,163,659	4,163,659	814,122	3,349,537	—

Liabilities
Short-term borrowings	73,486	75,586	—	75,586	—
Long-term borrowings	1,917,866	1,966,850	—	1,966,850	—
Securities loaned	1,600,099	1,600,099	—	1,600,099	—
Securities sold under agreements to repurchase	340,742	340,742	—	340,742	—
Payables to broker dealer and clearing organizations	826,750	826,750	49,514	777,236	—
Total Liabilities	$4,758,943	$4,810,027	$49,514	$4,760,513	$—

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,321,982	$—	$1,321,982	$(1,263,426)	$(17,506)	$41,050
Securities purchased under agreements to resell	75,147	—	75,147	(75,147)	—	—
Trading assets, at fair value:
Currency forwards	513,995	(491,962)	22,033	—	—	22,033
Options	25,151	—	25,151	—	(25,151)	—
Total	$1,936,275	$(491,962)	$1,444,313	$(1,338,573)	$(42,657)	$63,083

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,017,361	$—	$1,017,361	$(986,924)	$(17,908)	$12,529
Securities sold under agreements to repurchase	389,679	—	389,679	(389,656)	—	23
Payable to broker-dealers and clearing organizations
Interest rate swaps	56,486	—	56,486	—	(56,486)	—
Trading liabilities, at fair value:
Currency forwards	525,280	(524,352)	928	—	—	928
Options	33,026	—	33,026	—	(25,151)	7,875
Total	$2,021,832	$(524,352)	$1,497,480	$(1,376,580)	$(99,545)	$21,355

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,928,763	$—	$1,928,763	$(1,881,005)	$(15,280)	$32,478
Securities purchased under agreements to resell	143,032	—	143,032	(142,922)	—	110
Trading assets, at fair value:
Currency forwards	242,552	(211,398)	31,154	—	—	31,154
Options	8,538	—	8,538	(8,537)	—	1
Total	$2,322,885	$(211,398)	$2,111,487	$(2,032,464)	$(15,280)	$63,743

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,600,099	$—	$1,600,099	$(1,552,146)	$(15,281)	$32,672
Securities sold under agreements to repurchase	340,742	—	340,742	(340,718)	—	24
Trading liabilities, at fair value:
Currency forwards	196,554	(196,535)	19	—	—	19
Options	3,087	—	3,087	(3,087)	—	—
Total	$2,140,482	$(196,535)	$1,943,947	$(1,895,951)	$(15,281)	$32,715

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	March 31, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$200,000	$325,000
U.S. and Non-U.S. government obligations	64,679	—	—	—	64,679
Total	64,679	75,000	50,000	200,000	389,679

Securities loaned:
Equity securities	1,017,361	—	—	—	1,017,361
Total	$1,017,361	$—	$—	$—	$1,017,361

	December 31, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$150,000	$275,000
U.S. and Non-U.S. government obligations	65,742	—	—	—	65,742
Total	65,742	75,000	50,000	150,000	340,742

Securities loaned:
Equity securities	1,600,099	—	—	—	1,600,099
Total	$1,600,099	$—	$—	$—	$1,600,099

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2020 and December 31, 2019:

(in thousands)		March 31, 2020		December 31, 2019
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(5,166)	$1,039,189	$(1,366)	$4,502,017
Commodity futures	Receivables from broker-dealers and clearing organizations	786,230	6,484,323	40,656	7,758,974
Currency futures	Receivables from broker-dealers and clearing organizations	7,890	2,822,188	(2,860)	1,116,246
Fixed income futures	Receivables from broker-dealers and clearing organizations	10	1,949	47	155,697
Options	Financial instruments owned	25,151	755,788	8,538	442,808
Currency forwards	Financial instruments owned	513,995	22,361,481	242,552	24,369,818
Interest rate swap	Other assets	—	—	8,976	525,000

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(2,419)	$83,911	$751	$83,803
Commodity futures	Payables to broker-dealers and clearing organizations	(2,376)	46,874	(45,175)	3,604,979
Currency futures	Payables to broker-dealers and clearing organizations	8,482	2,083,208	(23,223)	6,594,991
Fixed income futures	Payables to broker-dealers and clearing organizations	(9)	23,585	94	190,938
Options	Financial instruments sold, not yet purchased	33,026	793,724	3,087	436,422
Currency forwards	Financial instruments sold, not yet purchased	525,280	22,367,124	196,554	24,346,818

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	56,486	1,525,000	—	—

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2020	2019
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(11,901)	$72,385
Currency forwards	Trading income, net	201,808	(24,173)
Options	Trading income, net	1,261	663
		$191,168	$48,875

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(55,602)	$—

(1) On January 29, 2020, the Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. The Company also previously entered into a five-year $525 million floating-to-fixed interest rate swap agreement. As of January 1, 2020, these two interest rate swaps meet the criteria to be considered qualifying cash flow hedges under ASC 815, and as such, the mark-to-market gains (losses) on the instruments were recorded within Other comprehensive income on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020.

12. Revenues from Contracts with Customers

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, as of January 1, 2018 in the condensed consolidated financial statements by applying the modified retrospective method. The Company’s revenue recognition methods for its contracts with customers prior to the adoption of Topic 606 are consistent with its methods after the adoption of Topic 606. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis. As a result of the ITG Acquisition, subsequent to the ITG Closing Date, the Company has additional revenue streams as described below.

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

Technology services. The Company’s technology services revenues consist of technology licensing fees and client commission fees. Technology licensing fees are earned from third parties for licensing of the Company’s proprietary risk management and trading infrastructure technology and the provision of associated management and hosting services. These fees include both upfront and annual recurring fees as well as, in certain cases, contingent fees based on customer revenues, which represent variable consideration. The services offered under these contracts are delivered as an integrated package and are interdependent and have the same pattern of transfer to the customer; accordingly, the Company measures and recognizes them as a single performance obligation. The performance obligation is satisfied over time, and, therefore, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside the Company’s control and thus it is not probable that a significant reversal of cumulative revenue recognized will not occur. Recurring fees, which exclude variable consideration, are billed and collected on a quarterly basis and are included within Receivables from broker-dealers and clearing organizations.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$769	$131,026	$—	$131,795
Workflow technology	—	28,743	—	28,743
Analytics	—	10,206	—	10,206
Total revenue from contracts with customers	769	169,975	—	170,744

Other sources of revenue	830,830	463	2,061	833,354

Total revenues	831,599	170,438	2,061	1,004,098

Timing of revenue recognition:
Services transferred at a point in time	831,599	151,962	2,061	985,622
Services transferred over time	—	18,476	—	18,476
Total revenues	$831,599	$170,438	$2,061	$1,004,098

	Three Months Ended March 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$5,000	$57,755	$—	$62,755
Workflow technology	—	8,872	—	8,872
Analytics	—	3,520		3,520
Total revenue from contracts with customers	5,000	70,147	—	75,147

Other sources of revenue	274,221	13,371	252	287,844

Total revenues	279,221	83,518	252	362,991

Timing of revenue recognition:
Services transferred at a point in time	279,221	76,729	252	356,202
Services transferred over time	—	6,789	—	6,789
Total revenues	$279,221	$83,518	$252	$362,991

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $70.2 million and $53.6 million as of March 31, 2020 and December 31, 2019, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2020.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.9 million and $8.6 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $7.5 million and $8.0 million, respectively, that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2020 and 2019, the income attributable to these noncontrolling interests is reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $78.0 million and 16.8%, and $(2.6) million and 16.0%, for the three months ended March 31, 2020 and 2019, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019 are current income tax receivables of $4.5 million and $39.3 million, respectively. The balances at March 31, 2020 and December 31, 2019 primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019 are current tax liabilities of $45.0 million and $11.5 million, respectively. The balances at March 31, 2020 and December 31, 2019 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 5 “Tax Receivable Agreements”), the Acquisition of KCG and the ITG Acquisition (see Note 3 “ITG Acquisition”), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2020 and December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $91.3 million and $91.3 million, respectively, and has recorded a deferred tax asset related to these federal net operating carryforwards of $19.2 million and $19.2 million, respectively. The Company did not record a valuation allowance against this deferred tax asset. At March 31, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $3.7 million. These net operating losses will begin to expire in 2031. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company has non-U.S. net operating losses at March 31, 2020 and December 31, 2019 of $80.2 million and $86.3 million, respectively, and has recorded a related deferred tax asset of $16.1 million and $17.9 million, respectively. A valuation allowance of $14.5 million and $15.6 million was recorded against this deferred tax asset at March 31, 2020 and December 31, 2019, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at March 31, 2020 and December 31, 2019 of $239.0 million and $239.0 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at March 31, 2020 and December 31, 2019 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2020 and December 31, 2019 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2020, the Company’s tax years for 2013 through 2018 and 2010 through 2018 are subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2018. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $8.9 million of unrecognized tax benefits as of March 31, 2020, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2020.

14. Commitments, Contingencies and Guarantees

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

In connection with the Acquisition of KCG, a previously filed complaint, which was initially captioned Greenway v. KCG Holdings, Inc., et al., Case No. 2017-421-JTL and filed on behalf of a putative class in Delaware Chancery Court, was recaptioned Chester County Employees’ Retirement Fund v. KCG Holdings, Inc., et al., amended and refiled on February 14, 2018 to include claims for the alleged breach of fiduciary duties against former KCG board members, claims against each of the Company and Jefferies LLC for allegedly aiding and abetting the KCG board members’ alleged breaches of fiduciary duty and a claim against the Company and Jefferies LLC for alleged civil conspiracy. The amended complaint was again amended on July 16, 2018 with the filing of the Verified Second Amended Class Action Complaint (the “Second Amended Complaint”) to include additional factual allegations. In October 2019, the parties reached an agreement in principle to settle the matter, and in March 2020 definitive settlement documentation was executed and final court approval was obtained. The settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit.

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

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of March 31, 2020 and anticipates paying the fine during the year ended December 31, 2020.

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

15. Leases

The Company adopted ASU 2016-02 on January 1, 2019, and elected the modified retrospective method of implementation. The standard requires the recognition of Right-of-use (“ROU’’) assets and lease liabilities for leases, which are defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the Condensed Consolidated Statement of Financial Condition and for which lease expense is recognized on a straight-line basis over the lease term.

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

As the implied discount rate for most of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings in determining the present value of lease payments.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$302,329	$314,526
Operating lease liabilities	Operating lease liabilities	350,687	365,364

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	39,516	37,589
Accumulated depreciation	Property, equipment, and capitalized software, net	(25,391)	(24,579)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	14,434	13,371

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	7.35 years	7.50 years
Finance leases	1.74 years	1.45 years
Weighted average discount rate
Operating leases	5.70%	5.70%
Finance leases	3.35%	3.52%

The components of lease expense were as follows:

(in thousands)	Three Months Ended March 31,
	2020	2019
Operating lease cost:
Fixed	$18,360	$14,797
Variable	2,135	1,578
Total Operating lease cost	20,495	16,375

Finance lease cost:
Amortization of right-of-use assets	3,187	2,970
Interest on lease liabilities	129	186
Total Finance lease cost	3,316	3,156

Sublease income	3,477	2,560

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2020, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$56,766	$8,760
2021	72,782	4,833
2022	66,651	2,094
2023	63,434	127
2024	33,066	—
2025 and thereafter	140,834	—
Total lease payments	433,533	15,814
Less imputed interest	(82,846)	(1,380)
Total lease liability	$350,687	$14,434

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	76,118	10,929
2021	73,062	3,305
2022	66,850	565
2023	63,676	—
2024	32,144	—
2025 and thereafter	141,371	—
Total lease payments	453,221	14,799
Less imputed interest	(87,857)	(1,428)
Total lease liability	$365,364	$13,371

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$710,533	$732,164
Cash restricted or segregated under regulations and other	94,668	41,116
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$805,201	$773,280

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2020 and December 31, 2019, there were 7,195,625 and 7,919,952 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 724,327 and 240,000 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2020 and 2019, respectively.

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s board of directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock. The amendment is subject to the approval of the Company’s shareholders at the Annual Meeting on June 5, 2020.

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

Acquisition of KCG

On the KCG Closing Date, the Company completed the all-cash Acquisition of KCG. In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A Common Stock to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A Common Stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The investment agreements are filed as exhibits to the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020.

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

Employee Exchanges

During the three months ended March 31, 2020 and 2019, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 724,327 and 240,000 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately a 63.2% interest in Virtu Financial at March 31, 2020.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 9 “Borrowings”), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock, which number of shares will be increased to 10,000,000 if, at any time during the term of the Founder Member Facility, Founder Member Loans equal to or greater than $100 million remain outstanding for a certain period of time specified in the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant shall be equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised on or after May 22, 2020, the eleventh (11th) trading day following the date on which the Company publicly announced its earnings results for the first quarter of 2020, up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. The foregoing description of the Warrant does not purport to be complete and is qualified in its entirety by reference to the complete text of the Warrant, which is filed as an exhibit hereto.

The fair value of the Warrant was determined using a Black-Scholes-Merton model, and was recorded as a debt issuance cost within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition and as an increase to Additional paid-in capital on the Condensed Consolidated Statement of Changes in Equity. The balance will be amortized on a straight-line basis from March 20, 2020 through September 20, 2020, the date on which the Founder Member Loan Facility expires, and recorded as expense within Debt issue cost related to debt refinancing, prepayment and commitment fees in the Condensed Consolidated Statement of Comprehensive Income.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31, 2020
	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$—	$317	$(31,785)	$(31,468)
Foreign exchange translation adjustment	(647)	—	(5,884)	(6,531)
Total	$(647)	$317	$(37,669)	$(37,999)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income

(in thousands)	Three Months Ended March 31, 2019
	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Foreign exchange translation adjustment	(82)	—	(2,136)	(2,218)
Total	$(82)	$—	$(2,136)	$(2,218)

18. Share-based Compensation

     Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the three months ended March 31, 2020 and 2019:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2018	3,486,150	$19.00	6.30	1,660,400	$19.00
Granted	156,129	13.60	4.87	156,129	13.60
Exercised	(208,700)	19.00	—	(208,700)	19.00
Forfeited or expired	(40,000)	—	—	—	—
At March 31, 2019	3,393,579	18.75	5.99	1,607,829	18.48

At December 31, 2019	3,233,779	18.74	5.24	3,233,779	18.74
Granted	—	—	—	—	—
Exercised	(213,129)	15.04	—	(213,129)	15.04
Forfeited or expired	—	—	—	—	—
At March 31, 2020	3,020,650	$19.00	4.99	3,020,650	$19.00

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

The Company recognized $1.4 million for the three months ended March 31, 2019 of compensation expense in relation to the stock options issued and outstanding. As of March 31, 2020 the stock options to purchase shares of Class A Common Stock were fully vested.

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

Class A Common Stock and Restricted Stock Units

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock and restricted stock units were granted, with the latter vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and is being recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2020 and 2019, respectively, there were 852,599 and 423,393 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $17.1 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards):

	Number of Shares	Weighted Average Fair Value
At December 31, 2018	1,378,922	$20.03
Granted	3,280,742	25.77
Forfeited	(156,414)	20.70
Vested	(562,537)	22.94
At March 31, 2019	3,940,713	24.37

At December 31, 2019	2,993,489	24.10
Granted	3,034,621	16.26
Forfeited	(161,127)	18.44
Vested	(1,854,961)	20.45
At March 31, 2020	4,012,022	$20.08

The Company recognized $9.0 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively, of compensation expense in relation to the restricted stock units. As of March 31, 2020 and December 31, 2019, total unrecognized share-based compensation expense related to unvested RSUs was $67.9 million and $43.4 million, respectively, and this amount is to be recognized over a weighted average period of 1.6 and 2.0 years, respectively.

19. Regulatory Requirement

U.S. Subsidiaries

As of March 31, 2020 and December 31, 2019, U.S. broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital for each of the U.S. broker-dealers as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2020. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the U.S broker-dealer subsidiaries as of March 31, 2020 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$612,707	$6,918	$605,789
Virtu ITG LLC	65,672	1,312	64,360
Virtu Alternet Securities LLC	840	141	699

As of March 31, 2020, VAL and VITG had $47.3 million and $19.4 million, respectively, of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.2 million and $15.0 million, respectively, of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statement of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of March 31, 2020 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$11,257	$178	$11,079
TriAct Canada Marketplace LP	743	178	565
Virtu Financial Canada ULC	2,185	178	2,007
Ireland
Virtu ITG Europe Limited (1)	50,764	30,465	20,299
Virtu Financial Ireland Limited (1)	77,112	42,531	34,581
United Kingdom
Virtu ITG UK Limited (1)	1,292	929	363
Asia Pacific
Virtu ITG Australia Limited	21,857	10,155	11,702
Virtu ITG Hong Kong Limited	978	538	440
Virtu ITG Singapore Pte Limited	1,203	70	1,133
(1) Preliminary

As of March 31, 2020, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $4.1 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2019 were as follows:

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
United States	$796,503	$291,336
Ireland	107,910	35,675
Singapore	67,044	26,838
Canada	16,957	5,212
Australia	11,878	3,302
United Kingdom	2,476	284
Others	1,330	344
Total revenues	$1,004,098	$362,991

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

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers as well as technology services revenues. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company's ATSs, including Virtu MatchIt, POSIT, and MATCHNow. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2020 and 2019 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2020
Total revenue	$831,599	$170,438	$2,061	$1,004,098
Income before income taxes and noncontrolling interest	451,546	19,395	(4,716)	466,225

2019
Total revenue	279,221	83,518	252	362,991
Income (loss) before income taxes and noncontrolling interest	47,539	(44,405)	(19,338)	(16,204)

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2020, and December 31, 2019 the Company had net receivables from its affiliates of $0.2 million and $1.3 million, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $3.6 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $4.7 million and $5.2 million to the JVs for the three months ended March 31, 2020 and 2019, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, to Level 3 for these services.

As described in Note 9 “Borrowings” and Note 17 “Capital Structure”, on March 20, 2020 a subsidiary of the Company entered into an agreement with the Founder Member to establish the Founder Member Facility and, upon the execution of the Founder Member Facility and in consideration of the Founder Member’s commitments thereunder, the Company delivered to the Founder Member the Warrant. The transactions were unanimously approved by the Company’s disinterested Directors.

22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On May 7, 2020, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit that will be paid on June 15, 2020 to holders of record as of June 1, 2020.

On April 23, 2020, the Company’s board of directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock. The amendment is subject to the approval of the Company’s shareholders at the Annual Meeting on June 5, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2020 and 2019 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the “Company”) for the period ended March 31, 2020, which are included in Part I, Item I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2019, which are included in Items 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC’’) on February 28, 2020 (the “2019 Form 10-K"), could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
the continuing impacts of COVID-19 and the governmental and other responses thereto, including but not limited to the deployment of our business continuity plan pursuant to which a significant number of our employees currently work remotely, which may increase operational risk, as well as increases in market, counterparty and other forms of operational risk;

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

Basis of Preparation

Our condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date (as defined below), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. The financial results for the three months ended March 31, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through March 31, 2019. All periods prior to the ITG Closing Date comprise our results without the results of ITG.

Recent Developments

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. The Company has been impacted in various ways by the COVID-19 outbreak, including experiencing elevated levels of trading volumes and market volatility in the market in which we operate, increases in short term funding requirements as a consequence of these elevated levels, the implementation of our business continuity plan including remote work arrangements for a significant majority of our employees, among other observed impacts. We will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy, as well as our business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company's businesses and investments, including a material reduction in the Company's results of operations. For more information on the potential impacts of the COVID-19 outbreak on our business, see Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Execution Services

We offer client execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker-dealers. We generally earn commissions when transacting as an agent for our clients. Client-based, execution-only trading within this segment is done through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client conditional orders in POSIT Alert and in our ATSs, including Virtu MatchIt, POSIT and MATCHNow. We also earn revenues (a) by providing our proprietary technology and infrastructure to select third parties for a service fee, (b) through workflow technology and our integrated, broker-neutral trading tools delivered across the globe, including order and execution management systems and order management software applications and network connectivity and (c) through trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

Corporate

Our Corporate segment contains investments principally in strategic financial services-oriented opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to our other segments.

Acquisition of Investment Technology Group, Inc.

On March 1, 2019, the ITG Closing Date, we announced the completion of the ITG Acquisition, a cash transaction valued at $30.30 per ITG share, or a total of approximately $1.0 billion. In connection with the ITG Acquisition, Virtu Financial, VFH, and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) the First Lien Term Loan Facility (as defined below) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) the First Lien Revolving Facility (as defined below), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

As described below, the Credit Agreement was amended on October 9, 2019, on which date VFH borrowed and additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes (as defined below). The Indenture (as defined below) was fully terminated following such redemption. The Credit Agreement was further amended on March 2, 2020 to, among other things, reduce the interest rate spread over LIBOR or the applicable benchmark by 0.50%.

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s board of directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock. The amendment is subject to the approval of the Company’s shareholders at the Annual Meeting on June 5, 2020.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2020, options to purchase 1,613,750 shares in the aggregate were forfeited and 4,578,600 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statement of Financial Condition in the amount of $0.8 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statement of Financial Condition in the amount of $193.3 million and tax receivable agreement obligation in the amount of $256.0 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our consolidated Statement of Financial Condition; and (iv) provision for corporate income tax in the amount of $65.5 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31,
Market Making	2020	2019
Total revenue	$831,599	$279,221
Total operating expenses	380,053	231,682
Income before income taxes and noncontrolling interest	451,546	47,539
Execution Services
Total revenue	170,438	83,518
Total operating expenses	151,043	127,923
Income (loss) before income taxes and noncontrolling interest	19,395	(44,405)
Corporate
Total revenue	2,061	252
Total operating expenses	6,777	19,590
Income (loss) before income taxes and noncontrolling interest	(4,716)	(19,338)
Consolidated
Total revenue	1,004,098	362,991
Total operating expenses	537,873	379,195
Income (loss) before income taxes and noncontrolling interest	$466,225	$(16,204)

The following table shows our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019

Revenues:
Trading income, net	$802,466	$257,540
Interest and dividends income	26,516	29,131
Commissions, net and technology services	170,744	75,147
Other, net	4,372	1,173
Total revenue	1,004,098	362,991

Operating Expenses:
Brokerage, exchange and clearance fees, net	111,538	64,053
Communication and data processing	55,027	41,814
Employee compensation and payroll taxes	170,358	107,837
Payments for order flow	62,280	23,561
Interest and dividends expense	41,440	45,369
Operations and administrative	30,607	22,078
Depreciation and amortization	17,360	16,450
Amortization of purchased intangibles and acquired capitalized software	18,958	10,922
Termination of office leases	276	—
Debt issue cost related to debt refinancing, prepayment and commitment fees	4,171	9,214
Transaction advisory fees and expenses	188	15,109
Financing interest expense on long-term borrowings	25,670	22,788
Total operating expenses	537,873	379,195
Income (loss) before income taxes and noncontrolling interest	466,225	(16,204)
Provision for (benefit from) income taxes	77,987	(2,585)
Net income (loss)	$388,238	$(13,619)

Total Revenues

Revenues are generated through market marking activities, commissions and fees on execution services activities, which include recurring subscriptions on workflow technology and analytic products. The majority of our revenues are generated through market making activities, which are recorded as Trading income, net and Interest and dividends income. Commissions and fees are derived from commissions charged for trade executions in client execution services. We earn commissions and commission equivalents, as well as, in certain cases, contingent fees based on client revenues, which represent variable consideration. The services offered under these contracts have the same pattern of transfer; accordingly, they are being measured and recognized as a single performance obligation. The performance obligation is satisfied over time, and accordingly, revenue is recognized as time passes. Variable consideration has not been included in the transaction price as the amount of consideration is contingent on factors outside our control.

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: Global Equities and Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 80% and 71% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.

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

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Client commission fees are charged for client trades executed by us on behalf of third party broker-dealers and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade being executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from fees generated by matching sell-side and buy-side clients orders, and from analytic products delivered to the clients.

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

Other, net. We have interests in multiple strategic investments and telecommunications joint ventures (“JVs”). We record our pro-rata share of each JV’s earnings or losses within other, net, while fees related to the use of communication services provided by the JVs are recorded within communications and data processing. As a result of the Acquisition of KCG and the ITG Acquisition and subsequent streamlining of operations, we have subleased certain office space that is not needed for Virtu operations. Sublease income is recorded on a straight-line basis over the life of the sublease. In addition, we record gains or losses on certain one-time transactions within Other, net.

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

Payments for order flow. Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow to us primarily in U.S. equities. Payments for order flow will fluctuate as we modify our rates and as the portion of our clients that do not accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes we interact with and the mix of customer market and limit orders.

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

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to the stock options and restricted stock units granted in connection with and subsequent to the IPO pursuant to the Amended and Restated 2015 Management Incentive Plan and Class A Common Stock underlying certain awards assumed pursuant to the Amended and Restated ITG 2007 Equity Plan.

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

Debt issue costs related to debt refinancing, prepayment and commitment fees. As a result of the refinancing or early termination of our long-term borrowings, we accelerate the capitalized debt issue costs and the discount on the term loan that would otherwise be amortized or accreted over the life of the term loan. Premium paid in connection with retiring outstanding bonds, and commitment fees paid for lines of credit are also included in this category.

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the ITG Acquisition in 2019.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 13 “Income Taxes” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

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

•
“EBITDA”, which measures our operating performance by adjusting net income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, prepayment, and commitment fees, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, reserve for legal matters, transaction advisory fees and expenses, termination of office leases, COVID-19 one-time costs and donations, other, net, and charges related to share based compensation.

•
“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying an effective tax rate, which was between approximately 24%.

•	Operating Margins, which are calculated by dividing net income, EBITDA, and Adjusted EBITDA by Adjusted Net Trading Income.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins (collectively, the “Company's Non-GAAP Measures”) are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. Additional information provided regarding the breakdown of total Adjusted Net Trading Income by category is also a non-GAAP financial measure but is not used by the Company in evaluating operating performance and in making strategic decisions. In addition, these non-GAAP financial measures or similar non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of the Company's Non-GAAP Measures provides useful information to investors regarding our results of operations and cash flows because they assist both investors and management in analyzing and benchmarking the performance and value of our business. The Company's Non-GAAP Measures provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. For the period ended March 31, 2020, we believe that identifying one-time costs and donations associated with COVID-19, comprised of charitable donations made by the Company to affected groups and costs incurred in support of our employee population, and excluding these amounts from our calculation of Adjusted EBITDA and Normalized Adjusted Net Income helps management and investors assess the impact of COVID-19 on our business as well as our general economic performance during the period. Furthermore, our Credit Agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins differently, and as a result the Company's Non-GAAP Measures may not be directly comparable to those of other companies. Although we use these non-GAAP measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$802,466	$257,540
Interest and dividends income	26,516	29,131
Commissions, net and technology services	170,744	75,147
Brokerage, exchange and clearance fees, net	(111,538)	(64,053)
Payments for order flow	(62,280)	(23,561)
Interest and dividends expense	(41,440)	(45,369)
Adjusted Net Trading Income	$784,468	$228,835

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$388,238	$(13,619)
Financing interest expense on long-term borrowings	25,670	22,788
Debt issue cost related to debt refinancing, prepayment, and commitment fees	4,171	9,214
Depreciation and amortization	17,360	16,450
Amortization of purchased intangibles and acquired capitalized software	18,958	10,922
Provision for (benefit from) income taxes	77,987	(2,585)
EBITDA	$532,384	$43,170
Severance	4,200	53,351
Reserve for legal matters	4,422	—
Transaction advisory fees and expenses	188	15,109
Termination of office leases	276	—
COVID-19 one-time costs and donations	3,383	—
Other, net	(895)	1,387
Share based compensation	25,744	9,813
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	—	1,394
Adjusted EBITDA	$569,702	$124,224

Selected Operating Margins
Net Income Margin (1)	49.5%	(6.0)%
EBITDA Margin (2)	67.9%	18.9%
Adjusted EBITDA Margin (3)	72.6%	54.3%

(1)	Calculated by dividing net income by Adjusted Net Trading Income.

(2)	Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)	Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$388,238	$(13,619)
Provision for (benefit from) income taxes	77,987	(2,585)
Income (loss) before income taxes	466,225	(16,204)

Amortization of purchased intangibles and acquired capitalized software	18,958	10,922
Debt issue cost related to debt refinancing, prepayment, and commitment fees	4,171	9,214
Reserve for legal matters	4,422	—
Severance	4,200	53,351
Transaction advisory fees and expenses	188	15,109
Termination of office leases	276	—
COVID-19 one-time costs and donations	3,383	—
Other, net	(895)	1,387
Share based compensation	25,744	9,813
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	—	1,394
Normalized Adjusted Net Income before income taxes	526,672	84,986
Normalized provision for income taxes (1)	126,401	20,397
Normalized Adjusted Net Income	$400,271	$64,590

Weighted Average Adjusted shares outstanding (2)	195,016,686	192,725,796

Normalized Adjusted EPS	$2.05	$0.34

(1)	Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2020 and 24% for 2019.

(2)
Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options and restricted stock units outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2020 and 2019.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Market Making	Execution Services	Corporate	Total
Trading income, net	$802,663	$(197)	$—	$802,466
Commissions, net and technology services	769	169,975	—	170,744
Interest and dividends income	26,433	83	—	26,516
Brokerage, exchange and clearance fees, net	(74,358)	(37,180)	—	(111,538)
Payments for order flow	(62,246)	(34)	—	(62,280)
Interest and dividends expense	(40,986)	(454)	—	(41,440)
Adjusted Net Trading Income	$652,275	$132,193	$—	$784,468

	Three Months Ended March 31, 2019
	Market Making	Execution Services	Corporate	Total
Trading income, net	$255,121	$2,419	$—	$257,540
Commissions, net and technology services	5,000	70,147	—	75,147
Interest and dividends income	18,503	10,628	—	29,131
Brokerage, exchange and clearance fees, net	(43,027)	(21,026)	—	(64,053)
Payments for order flow	(23,540)	(21)	—	(23,561)
Interest and dividends expense	(34,260)	(11,109)	—	(45,369)
Adjusted Net Trading Income	$177,797	$51,038	$—	$228,835

The following tables reconcile our Market Making segment Trading income, net to Adjusted Net Trading Income by category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$708,326	$94,337	$—	$802,663
Commissions, net and technology services	769	—	—	769
Brokerage, exchange and clearance fees, net	(61,993)	(12,365)	—	(74,358)
Payments for order flow	(62,246)	—	—	(62,246)
Interest and dividends, net	(13,094)	(1,459)	—	(14,553)
Adjusted Net Trading Income	$571,762	$80,513	$—	$652,275

	Three Months Ended March 31, 2019
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$208,633	$49,790	$(3,302)	$255,121
Commissions, net and technology services	5,028	(28)	—	5,000
Brokerage, exchange and clearance fees, net	(37,981)	(10,688)	5,642	(43,027)
Payments for order flow	(23,540)	—	—	(23,540)
Interest and dividends, net	(12,532)	(2,989)	(236)	(15,757)
Adjusted Net Trading Income	$139,608	$36,085	$2,104	$177,797

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$571,762	$139,608	309.5%
Global FICC, Options and Other	80,513	36,085	123.1%
Unallocated(1)	—	2,104	NM
Total Market Making	652,275	177,797	266.9%

Execution Services	132,193	51,038	159.0%

Corporate	—	—	NM

Adjusted Net Trading Income	$784,468	$228,835	242.8%

	Three Months Ended March 31,
Average Daily Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$9,222	$2,289	302.9%
Global FICC, Options and Other	1,299	592	119.4%
Unallocated(1)	—	34	NM
Total Market Making	10,521	2,915	260.9%

Execution Services	2,132	837	154.7%

Corporate	—	—	NM

Average Daily Adjusted Net Trading Income	$12,653	$3,751	237.3%

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total Revenues

Our total revenues increased $641.1 million, or 176.6%, to $1,004.1 million for the three months ended March 31, 2020, compared to $363.0 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase in Trading income, net, of $544.9 million, which was primarily attributable to the higher market volatility and trading volumes during the first quarter of 2020 compared to 2019, which are largely attributed to the impacts of COVID-19 and the governmental and other responses thereto. In addition, there was an increase in Commissions, net and technology services of $95.6 million which was primarily attributable to the higher market volatility and trading volumes during the first quarter of 2020 compared to 2019, as well as the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through March 31, 2019 in the prior period. Though our total revenues increased during the period, we note that because of the extraordinary volume and volatility environment during the period and the operational challenges caused directly or indirectly by COVID-19, including the deployment of our business continuity plan and increases in short term liquidity requirements, we selectively limited our client trading and market making businesses during certain periods throughout the quarter.

The following table shows the total revenues by segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands, except for percentage)	2020	2019	% Change
Market Making
Trading income, net	$802,663	$255,121	214.6%
Interest and dividends income	26,433	18,503	42.9%
Commissions, net and technology services	769	5,000	(84.6)%
Other, net	1,734	597	190.5%
Total revenues from Market Making	831,599	279,221	197.8%

Execution Services
Trading income, net	(197)	2,419	NM
Interest and dividends income	83	10,628	(99.2)%
Commissions, net and technology services	169,975	70,147	142.3%
Other, net	577	324	78%
Total revenues from Execution Services	170,438	83,518	104.1%

Corporate
Trading income, net	—	—	NM
Interest and dividends income	—	—	NM
Commissions, net and technology services	—	—	NM
Other, net	2,061	252	717.9%
Total revenues from Corporate	2,061	252	717.9%

Consolidated
Trading income, net	802,466	257,540	211.6%
Interest and dividends income	26,516	29,131	(9.0)%
Commissions, net and technology services	170,744	75,147	127.2%
Other, net	4,372	1,173	272.7%
Total revenues	$1,004,098	$362,991	176.6%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $544.9 million, or 211.6%, to $802.5 million for the three months ended March 31, 2020, compared to $257.5 million for the three months ended March 31, 2019. The increase was primarily driven by the higher market volatility and trading volumes across global markets and major asset categories during the three months ended March 31, 2020 compared to the prior period. Average daily realized volatility of the S&P 500 Index increased 314.8% compared to the prior period, while average daily U.S. equity consolidated volumes increased 50.5%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services, Payments for order flow, and Brokerage, exchange and clearance fees, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $2.6 million, or 9.0%, to $26.5 million for the three months ended March 31, 2020, compared to $29.1 million for the three months ended March 31, 2019. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities loaned transactions driven by lower interest rates compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $95.6 million, or 127.2%, to $170.7 million for the three months ended March 31, 2020, compared to $75.1 million for the three months ended March 31, 2019. The increase was primarily attributable to the higher market volatility and trading volumes across major asset categories during the three months ended March 31, 2020 compared to the prior period, as well as the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through March 31, 2019 in the prior period. The ITG Acquisition brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services.

Other, net. Other, net increased $3.2 million, or 272.7%, to $4.4 million for the three months ended March 31, 2020, compared to $1.2 million for the three months ended March 31, 2019. The balance of Other income for the three months ended March 31, 2020 reflects rental income from subleasing certain office space and net gains on the Company's equity method investments.

Adjusted Net Trading Income

Adjusted Net Trading Income increased $555.6 million, or 242.8%, to $784.5 million for the three months ended March 31, 2020, compared to $228.8 million for the three months ended March 31, 2019. This increase was primarily attributable to higher Trading income, net, driven by higher market volatility and trading volumes across major asset categories during the three months ended March 31, 2020 compared to the prior period. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility increased 314.8% and 237.0%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 50.5%. There was also an increase in Commissions, net and technology services as a result of higher market volatility and trading volumes across major asset categories, and the ITG Acquisition. There were increases in Trading income, net in Global Equities of $432.2 million, and in Global FICC, Options and Other of $44.4 million, from the Market Making segment. There was also an increase of $81.2 million, or 159.0%, in the Execution Services segment. Adjusted Net Trading Income per day increased $8.9 million, or 237.3%, to $12.7 million for the three months ended March 31, 2020, compared to $3.8 million for the three months ended March 31, 2019. The number of trading days was 62 and 61 for the three months ended March 31, 2020 and 2019, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $158.7 million, or 41.8%, to $537.9 million for the three months ended March 31, 2020, compared to $379.2 million for the three months ended March 31, 2019. The increase in operating expenses was primarily due to higher trading related expenses as a result of the increases in volumes traded during the three months ended March 31, 2020 compared to the prior period. Additionally, the results of ITG for the full first quarter of 2020 compared to the one-month results of ITG from the ITG Closing Date through March 31, 2019 in the prior period caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange and clearance fees, net. Brokerage exchange and clearance fees, net, increased $47.5 million, or 74.1%, to $111.5 million for the three months ended March 31, 2020, compared to $64.1 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase in volume we traded in Global Equities instruments and other asset categories. As indicated above, rather than analyzing brokerage, exchange and clearance fees, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $13.2 million, or 31.6%, to $55.0 million for the three months ended March 31, 2020, compared to $41.8 million for the three months ended March 31, 2019. This increase was primarily due to the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $62.5 million, or 58.0%, to $170.4 million for the three months ended March 31, 2020, compared to $107.8 million for the three months ended March 31, 2019. The increase in compensation levels was primarily attributable to increased incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability, as well as adjustments in integration and headcount planning. Furthermore, we incurred additional compensation expense as a result of one-time cash bonuses awarded to certain employees to mitigate the effects of the COVID-19 pandemic. We have capitalized and therefore excluded employee compensation and benefits related to software development of $7.8 million and $6.8 million for the three months ended March 31, 2020 and 2019, respectively.

Payments for order flow. Payments for order flow increased $38.7 million, or 164.3%, to $62.3 million for the three months ended March 31, 2020, compared to $23.6 million for the three months ended March 31, 2019. The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability and the mix of market orders, limit orders, and customer mix. As indicated above, rather than analyzing payments for order flow in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Interest and dividends expense. Interest and dividends expense decreased $3.9 million, or 8.7%, to $41.4 million for the three months ended March 31, 2020, compared to $45.4 million for the three months ended March 31, 2019. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $8.5 million, or 38.6%, to $30.6 million for the three months ended March 31, 2020, compared to $22.1 million for the three months ended March 31, 2019. The increase was primarily attributable to the additional occupancy, professional and consulting expenses resulting from the ITG Acquisition, offset by on-going efforts to consolidate office premises and professional services, as well as additional costs incurred in connection with the deployment of our business continuity plan in response to the COVID-19 pandemic, including additional hardware and other technology spending to facilitate remote work arrangements for our employees, in addition to corporate donations made in support of first responders and other groups impacted by COVID-19.

Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 5.5%, to $17.4 million for the three months ended March 31, 2020, compared to $16.5 million for the three months ended March 31, 2019. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG Acquisition. The overall increase was partially offset by the decrease in depreciation and amortization as a result of assets being written-off as part of the cessation of use of certain leased office space (see “Termination of office leases” below).

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $8.0 million, or 73.6%, to $19.0 million for the three months ended March 31, 2020, compared to $10.9 million for the three months ended March 31, 2019. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases was $0.3 million for the three months ended March 31, 2020, compared to $0.0 million for the three months ended March 31, 2019. The increase in termination of office leases was due to dilapidation charges incurred for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $5.0 million, or 54.7%, to $4.2 million for the three months ended March 31, 2020, compared to $9.2 million for the three months ended March 31, 2019. The higher amount for the three months ended March 31, 2019 mainly reflects costs incurred related to the termination of the Existing Term Loan Facility (as defined below) in the first quarter of 2019.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $14.9 million, or 98.8%, to $0.2 million for the three months ended March 31, 2020, compared to $15.1 million for the three months ended March 31, 2019. The decrease was primarily attributable to the ITG Acquisition, for which we incurred significant transaction advisory fees during the first quarter of 2019. The decrease was partially offset by increases related to the Founder Member Loan Facility, and certain other borrowing arrangements, which we undertook to increase our available short term liquidity in response to the extraordinary volume and volatility environment during the quarter, driven largely by COVID-19 and responses.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $2.9 million, or 12.6%, to $25.7 million for the three months ended March 31, 2020, compared to $22.8 million for the three months ended March 31, 2019. This increase was primarily attributable to the increase in outstanding principal as a result of the First Lien Term Loan Facility and the Incremental Term Loans as discussed in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $78.0 million for the three months ended March 31, 2020, compared to a benefit from income taxes of $2.6 million for the three months ended March 31, 2019. The change was primarily due to the income before income taxes and noncontrolling interest for the three months ended March 31, 2020, compared to a loss before taxes during the prior year period.

Liquidity and Capital Resources

General

As of March 31, 2020, we had $710.5 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2020, we had borrowings under our prime brokerage credit facilities of approximately $283.0 million, borrowing under broker dealer facilities of $239.0 million, short-term bank overdrafts of $180.5 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,957.5 million. As of March 31, 2020, our regulatory capital requirements for domestic U.S. broker-dealer subsidiaries were $8.4 million, in aggregate.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiaries, as discussed in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

As a result of the substantially elevated volume and volatility environment during the quarter attributable largely to the COVID-19 pandemic and governmental and other responses thereto, our trading activities both in our market making segment and in our execution services segment increased materially. This increase in our activity and our customers’ activity together with the extraordinary volatility during certain periods within the quarter drove our short-term liquidity needs significantly higher as compared to prior periods. Specifically, our daily margin requirements with the National Securities Clearing Corporation (“NSCC”) rose substantially on select dates during the period. In order to manage these increased daily funding obligations, we have taken steps during the period or shortly thereafter to increase available short-term liquidity and to reduce our short term funding requirements. Increases to our available short-term liquidity included entering into the Founder Member Loan Facility (as defined below), the Demand Loan (as defined below) and the Committed Broker Dealer Facility Sublimit Increase, each of which are described in further detail below as well as in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Steps taken to reduce our short-term funding requirements have included arranging for select clients trades to be cleared by another large financial institution, reducing limits on daily client trading activity on a client-by-client basis and selectively reducing our market making activities in certain asset classes or products.

Based on our current level of operations and following the steps taken as detailed above, we believe our cash flows from operations, available cash and cash equivalents, and available borrowings under our broker-dealer credit facilities will be adequate to meet our future liquidity needs for more than the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we plan to expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required. We do not believe that the impacts of COVID-19 or the governmental and other responses thereto to date have adversely impacted our long term financial condition or long term capital requirements.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 5 “Tax Receivable Agreements” to the condensed consolidated financial statements included in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $3.3 million to $20.7 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, and our third payment of $13.3 million in March 2020. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to certain direct or indirect equity holders of Virtu Financial in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. We would expect any acceleration of these payments to be funded from the realized favorable tax attributes. However, if the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Amended Credit Agreement restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

Regulatory Capital Requirements

Certain of our operating subsidiaries are subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Americas LLC, Virtu ITG LLC, and Virtu Alternet Securities LLC are registered U.S. broker-dealers, and their primary regulators include the SEC and FINRA.

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC and FINRA for certain capital withdrawals. Virtu Americas LLC is also subject to rules set forth by NYSE and is required to maintain a certain level of capital in connection with the operation of its designated market maker business.

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

See Note 19 “Regulatory Requirement” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2020, the outstanding principal balance on our broker-dealer facilities was $239.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $283.0 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statement of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

On March 10, 2020, a broker-dealer subsidiary of the Company entered into a short term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the “Demand Loan’’) repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bears interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and owing. If an event of default occurs and is continuing, the lender may declare all loans immediately due and payable. The Demand Loan was repaid in full as of April 17, 2020.
On March 20, 2020, a broker-dealer subsidiary of the Company entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans may be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020, as further described below. The Borrower intends use the proceeds of the Founder Member Loans solely to finance the purchase and settlement of securities and to fund margin deposits with the National Securities Clearing Corporation and Options Clearing Corporation. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Loan Agreement, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock, as described below. The interest rate for the Founder Member Loans, to the extent drawn and outstanding, will be 8.0% per annum, and the Founder Member Loans will be due on September 20, 2020. If an event of default occurs and is continuing, the Lender may increase the interest rate 2.0% above what would otherwise be applicable on overdue amounts, and declare all Founder Member Loans immediately due and payable. The Borrower may prepay the Founder Member Loans in whole or in part at any time without penalty.

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock, which number of shares will be increased to 10,000,000 if, at any time during the term of the Founder Member Facility, Founder Member Loans equal to or greater than $100 million remain outstanding for a certain period of time specified in the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant shall be equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised on or after May 22, 2020, the eleventh (11th) trading day following the date on which the Company publicly announced its earnings results for the first quarter of 2020, up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

The foregoing descriptions of the Founder Member Loan Facility and the Warrant does not purport to be complete and is qualified in its entirety by reference to the complete text of the Warrant, which is filed as an exhibit hereto.

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

On October 9, 2019 (the “Amendment No. 1 Closing Date”), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019, by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment No. 1 Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and pay related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026.

On March 2, 2020 (the “Amendment No. 2 Closing Date”), VFH entered into Amendment No. 2 (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any stepdown in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

On January 29, 2020, the Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. The Company also previously entered into a five-year $525 million floating-to-fixed interest rate swap agreement.
As these two interest rate swaps meet the criteria to be considered qualifying cash flow hedges under ASC 815, they effectively fix interest payment obligations on $1,000 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.

The First Lien Revolving Facility under the Amended Credit Agreement is subject to a springing net first lien leverage ratio which may spring into effect as of the last day of a fiscal quarter if usage of the aggregate revolving commitments exceeds a specified level as of such date. VFH is also subject to contingent principal prepayments based on excess cash flow and certain other triggering events. Borrowings under the Credit Agreement are guaranteed by Virtu Financial and VFH’s material non-regulated domestic restricted subsidiaries and secured by substantially all of the assets of VFH and the guarantors, in each case, subject to certain exceptions.

Under the Amended Credit Agreement, term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022.

The Amended Credit Agreement contains certain customary covenants and events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the Amended Credit Agreement will be entitled to take various actions, including the acceleration of amounts outstanding under the Amended Credit Agreement and all actions permitted to be taken by a secured creditor in respect of the collateral securing the obligations under the Amended Credit Agreement.

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

We were in compliance with all applicable covenants under the Amended Credit Agreement as of March 31, 2020.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Net cash provided by (used in):	2020	2019
Operating activities	$(218,661)	$(209,969)
Investing activities	(20,011)	(847,988)
Financing activities	280,989	1,113,641
Effect of exchange rate changes on cash and cash equivalents	(10,396)	(3,404)
Net increase (decrease) in cash and cash equivalents	$31,921	$52,280

Operating Activities

Net cash used in operating activities was $218.7 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $210.0 million for the three months ended March 31, 2019. The increase in net cash used in operating activities was primarily attributable to increases in net receivables from broker-dealers and clearing organizations for the three months ended March 31, 2020 compared to changes during the prior period.

Investing Activities

Net cash used in investing activities was $20.0 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $848.0 million for the three months ended March 31, 2019. The decrease in cash used in investing activities for the three months ended March 31, 2020 was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date during the prior period. See Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash provided by financing activities was $281.0 million for the three months ended March 31, 2020, while net cash provided by financing activities was $1,113.6 million for the three months ended March 31, 2019. The cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to a net increase in short term borrowings of $358.9 million, driven by higher short-term liquidity needs as compared to prior periods, specifically our daily margin requirements with the NSCC as described above. This increase was partially offset by dividends paid of $29.6 million and distributions made to noncontrolling interests of $19.2 million. The cash provided by financing activities of $1,113.6 million during the prior period reflect net proceeds from long-term borrowings associated with our entering the Credit Agreement on the ITG Closing Date, as described above.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of March 31, 2020, and December 31, 2019, or on our results of operations and cash flows for the three months ended March 31, 2020 and 2019.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 10 “Financial Assets and Liabilities” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units, a projected annual forfeiture rate. The fair value of share-

based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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
•overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and
•other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.

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

We use various proprietary risk management tools in managing our market risk on a continuous basis (including intraday). In order to minimize the likelihood of unintended activities by our market making strategies, if our risk management system detects a trading strategy generating revenues outside of our preset limits, it will freeze, or “lockdown”, that strategy and alert risk management personnel and management. Market risk was elevated during the period, largely as a result of the COVID-19 pandemic and the governmental and other responses thereto.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2020 and December 31, 2019 was $3.1 billion and $2.8 billion, respectively, in long positions and $2.8 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Interest Rate Risk, Derivative Instruments

In the normal course of business, we utilize derivative financial instruments in connection with our proprietary trading activities. We carry our trading derivative instruments at fair value with gains and losses included in Trading income, net, in the accompanying Condensed Consolidated Statements of Comprehensive Income. Fair value of derivatives that are freely tradable and listed on a national exchange is determined at their last sale price as of the last business day of the period. Since gains and losses are included in earnings, we have elected not to separately disclose gains and losses on derivative instruments, but instead to disclose gains and losses within trading revenue for both derivative and non-derivative instruments.

We also use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. We have entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with our long-term debt obligations. Additionally, we may seek to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For interest rate swap agreements and foreign currency forward contracts designated as hedges, we assess our risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the interest rate swaps or forward contracts. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition and Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the Condensed Consolidated Statements of Comprehensive Income.

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

Approximately 20.7% and 19.7% of our total revenues for the three months ended March 31, 2020 and 2019, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in revenues of $20.8 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively.

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as foreign exchange translation adjustment in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Changes in Equity. Our primary currency translation exposures historically relate to net investments in subsidiaries having functional currencies denominated in the Euro, Pound Sterling, and Canadian dollar.

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

Futures and forward contracts provide for delayed delivery of the underlying instrument. In situations where we write listed options, we receive a premium in exchange for giving the buyer the right to buy or sell the security at a future date at a contracted price. The contractual or notional amounts related to these financial instruments reflect the volume and activity and do not necessarily reflect the amounts at risk. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements, typically with a central clearing house as the counterparty. Accordingly, futures contracts generally do not have credit risk. The credit risk for forward contracts, options, and swaps is limited to the unrealized market valuation gains recorded in the Condensed Consolidated Statements of Financial Condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces, such as volatility and changes in interest and foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 14 “Commitments, Contingencies and Guarantees” to the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2019 Form 10-K, except for the following:

The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. The Company will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•	Employees, including our senior executives, contracting COVID-19;

•	Reductions in our operating effectiveness or efficiency as a significant number of our employees currently work from home and certain travel is subject to governmental restriction;

•	Unprecedented volatility in global financial markets, which may increase the risk or potential magnitude of operational errors;

•
Increases in liquidity needs, including but not limited to margin funding requirements with clearinghouses or prime brokers, for our business and challenges obtaining sufficient liquidity sources to meet such needs or requirements;

•
Adverse impacts on our clients, counterparties, vendors and other business partners on whom we rely for order flow, funding, and critical technological or operational services and the potential increase in risk of counterparty default or insolvency event;

•	Closures of our offices or the offices of our clients; and

•	Travel restrictions limiting our ability to collaborate internally and engage with current and potential clients and counterparties externally.

We are taking precautions to protect the safety and well-being of our employees, customers and business partners. However, we cannot be certain that the steps we have taken or will take will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to perform their functions.

The further spread of the COVID-19 outbreak may materially disrupt financial activity generally and in the areas in which we operate. This could result in a decline in demand for our products and services, which would negatively impact our liquidity position and our results. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries' business, operations, consolidated financial condition, and consolidated results of operations.

Significant market volatility relating to the outbreak of the novel coronavirus (COVID-19) could significantly increase our liquidity needs, which could impact our business, financial condition and results of operations if we face challenges in obtaining liquidity.

The COVID-19 pandemic and governmental and other responses thereto has caused and may continue to cause substantially elevated volume and volatility, which has and may continue to result in material increases in our trading activities both in our market making segment and in our execution services segment. This increase in our activity and our customers’ activity together with the extraordinary volatility has resulted in, and may continue to result in, significantly increased margin requirements with the National Securities Clearing Corporation (“NSCC”), the Options Clearing Corporation (“OCC”), as well as certain prime brokers, clearing brokers, and other counterparties. In order to manage these increased daily funding obligations, we have taken and may continue to have to take measures to increase available short-term liquidity and to reduce our short term funding requirements, which may require us to depend on additional sources of liquidity and upon the availability of third parties for services such as trade clearing, and has required and may continue to require us to limit certain of our activities in certain asset classes or products. If such sources of short-term liquidity or third-party services are not available, or if we encounter challenges obtaining such short-term liquidity or third-party services on terms favorable to us or at all, then our business, financial condition and results of operations may be adversely impacted.

In response to the effects of the outbreak of the novel coronavirus (COVID-19) and in accordance with applicable governmental orders and the guidelines of the Center for Disease Control (CDC), we have implemented our business continuity plan (BCP), which may disrupt or negatively impact our business.

As of March 31, 2020, under our BCP a significant majority of our global work force was working remotely, which may increase various risks to our business. These include the risks associated with a computer systems and software failure, cyber risks, capacity constraints, malfunctions and delays. Risks associated with trading operations, financial reporting, internal controls and other key functions and responsibilities may also be elevated, as employees rely on critical technologies to communicate and collaborate and perform core functions remotely. The risk of further disruption or adverse impact may also be heightened as and when governmental orders are lifted or relaxed and we begin to reintegrate our personnel and business into our office locations.

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

Total share repurchases for the three months ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	622,285	$15.33	—	$—

February 1, 2020 - February 28, 2020
Class A Common Stock / Virtu Financial Units repurchases	12,748	$17.98	—	—

March 1, 2020 - March 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	7,836	$20.71	—	—

Total Common Stock / Virtu Financial Unit repurchases	642,869	$15.45	—	$—
(1) Comprises the repurchase of 642,869 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2020.

As previously disclosed, on March 20, 2020, a broker-dealer subsidiary of the Company entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. In connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock, which number of shares will be increased to 10,000,000 if, at any time during the term of the Founder Member Facility, Founder Member Loans equal to or greater than $100 million remain outstanding for a certain period of time specified in the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant shall be equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised on or after May 22, 2020, the eleventh (11th) trading day following the date on which the Company publicly announced its earnings results for the first quarter of 2020, up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Amendment No. 2 dated March 2, 2020 to Credit Agreement, dated March 1, 2019, among Virtu Financial LLC, as Holdings, Impala Borrower LLC, as Acquisition Borrower, VFH Parent LLC, as Refinancing Borrower, the Lenders, Issuing Banks and Swingline Lender Party Hereto, and Jefferies Finance LLC, as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners.

10.2
Loan Agreement Dated as of March 20, 2020 among Virtu Americas LLC, the Lenders from time to time party hereto and TJMT Holdings LLC, as Administrative Agent (incorporated herein by reference to Exhibit 99.19 to the Form 13D/A (File No. 005-89306) filed by TJMT Holdings LLC on March 23, 2020).

10.3
Class A Common Stock Purchase Warrant Dated as of March 20, 2020 issued by Virtu Financial, Inc. in favor of TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.20 to the Form 13D/A (File No. 005-89306) filed by TJMT Holdings LLC on March 23, 2020).

10.4*†	Employment Agreement, dated as of April 30, 2020, by and between Virtu Financial Operating LLC and Joseph Molluso.
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

Virtu Financial, Inc.

DATE:	May 11, 2020	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 11, 2020	By:	/s/ Alex Ioffe
Alex Ioffe
Chief Financial Officer