Form 10-Q
period 2020-06-30
Virtu Financial, Inc.
filed 2020-08-10
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of August 7, 2020
Class A common stock, par value $0.00001 per share	122,561,543
Class C common stock, par value $0.00001 per share	10,526,939
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020
        Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$670,770	$732,164
Cash restricted or segregated under regulations and other	77,245	41,116
Securities borrowed	1,435,777	1,928,763
Securities purchased under agreements to resell	244,242	143,032
Receivables from broker-dealers and clearing organizations	2,441,283	1,318,584
Trading assets, at fair value:
Financial instruments owned	2,038,622	2,068,734
Financial instruments owned and pledged	602,971	696,956
Receivables from customers	275,506	103,531
Property, equipment and capitalized software (net of accumulated depreciation of $433,060 and $457,229 as of June 30, 2020 and December 31, 2019, respectively)	114,080	116,089
Operating lease right-of-use assets	294,531	314,526
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $257,151 and $219,239 as of June 30, 2020 and December 31, 2019, respectively)	491,726	529,638
Deferred tax assets	195,844	214,671
Other assets ($53,642 and $48,966, at fair value, as of June 30, 2020 and December 31, 2019, respectively)	257,352	252,640
Total assets	$10,288,875	$9,609,370

Liabilities and equity
Liabilities
Short-term borrowings	$26,274	$73,486
Securities loaned	1,204,114	1,600,099
Securities sold under agreements to repurchase	312,568	340,742
Payables to broker-dealers and clearing organizations	1,200,212	826,750
Payables to customers	148,519	89,719
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,753,847	2,497,958
Tax receivable agreement obligations	255,996	269,282
Accounts payable, accrued expenses and other liabilities	614,220	399,168
Operating lease liabilities	339,602	365,364
Long-term borrowings	1,732,516	1,917,866
Total liabilities	8,587,868	8,380,434

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 124,654,210 and 120,435,912 shares, Outstanding — 122,475,439 and 118,257,141 shares at June 30, 2020 and December 31, 2019, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 10,526,939 and 12,887,178 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at June 30, 2020 and December 31, 2019, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at June 30, 2020 and December 31, 2019, respectively	(55,005)	(55,005)
Additional paid-in capital	1,128,977	1,077,398
Retained earnings (accumulated deficit)	259,873	(90,374)
Accumulated other comprehensive income (loss)	(39,567)	(647)
Total Virtu Financial Inc. stockholders' equity	1,294,280	931,374
Noncontrolling interest	406,727	297,562

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2020	December 31, 2019
Total equity	1,701,007	1,228,936

Total liabilities and equity	$10,288,875	$9,609,370
See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Trading income, net	$743,996	$205,923	$1,546,461	$463,463
Interest and dividends income	9,340	24,162	35,856	53,293
Commissions, net and technology services	147,736	145,120	318,481	220,267
Other, net	4,831	(104)	5,726	(1,490)
Total revenue	905,903	375,101	1,906,524	735,533

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	203,503	99,487	377,321	187,101
Communication and data processing	55,662	54,423	110,689	96,237
Employee compensation and payroll taxes	120,934	83,702	291,292	191,540
Interest and dividends expense	28,841	36,824	70,281	82,193
Operations and administrative	21,737	31,453	48,867	50,970
Depreciation and amortization	16,713	14,810	34,073	31,260
Amortization of purchased intangibles and acquired capitalized software	18,954	20,606	37,912	31,528
Termination of office leases	7	65,207	283	65,208
Debt issue cost related to debt refinancing, prepayment and commitment fees	13,195	(1,319)	17,366	7,894
Transaction advisory fees and expenses	86	1,798	274	16,907
Financing interest expense on long-term borrowings	21,736	34,689	47,406	57,478
Total operating expenses	501,368	441,680	1,035,764	818,316
Income (loss) before income taxes and noncontrolling interest	404,535	(66,579)	870,760	(82,783)
Provision for (benefit from) income taxes	69,250	(11,094)	147,237	(13,679)
Net income (loss)	335,285	(55,485)	723,523	(69,104)
Noncontrolling interest	(136,143)	25,594	(303,312)	32,540

Net income (loss) available for common stockholders	$199,142	$(29,891)	$420,211	$(36,564)

Earnings (loss) per share
Basic	$1.59	$(0.27)	$3.39	$(0.34)
Diluted	$1.58	$(0.27)	$3.38	$(0.34)

Weighted average common shares outstanding
Basic	121,527,673	112,828,240	120,642,415	110,076,375
Diluted	122,238,905	112,828,240	121,013,689	110,076,375

Net income (loss)	$335,285	$(55,485)	$723,523	$(69,104)
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	6,444	884	(3,952)	(2,860)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(9,137)	—	(64,739)	—
Comprehensive income (loss)	332,592	(54,601)	654,832	(71,964)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(135,018)	25,258	(273,541)	33,812
Comprehensive income (loss) attributable to common stockholders	$197,574	$(29,343)	$381,291	$(38,152)

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2020 and 2019

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	1,854,961	—	—	—	—	—	—	—	21,357	—	—	21,357	—	21,357
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(642,869)	—	—	—	—	—	—	—	—	(9,801)	—	(9,801)	—	(9,801)
Stock options exercised	213,129	—	—	—	—	—	—	—	3,206	—	—	3,206	—	3,206
Warrants issued	—	—	—	—	—	—	—	—	11,486	—	—	11,486	—	11,486
Net income (loss)	—	—	—	—	—	—	—	—	—	221,069	—	221,069	167,169	388,238
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,884)	(5,884)	(4,512)	(10,396)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(31,468)	(31,468)	(24,134)	(55,602)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(19,165)	(19,165)
Dividends	—	—	—	—	—	—	—	—	—	(29,602)	—	(29,602)	—	(29,602)
Issuance of common stock in connection with employee exchanges	724,327	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(724,327)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	122,585,460	$1	12,162,851	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,113,447	$91,292	$(37,999)	$1,111,737	$416,920	$1,528,657
Share based compensation	36,771	—	—	—	—	—	—	—	7,839	—	—	7,839	—	7,839
Treasury stock purchases	(8,727)	—	—	—	—	—	—	—	—	(360)	—	(360)	—	(360)
Stock option exercised	404,794	—	—	—	—	—	—	—	7,691	—	—	7,691	—	7,691
Net income (loss)	—	—	—	—	—	—	—	—	—	199,142	—	199,142	136,143	335,285
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,674	3,674	2,770	6,444
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(5,242)	(5,242)	(3,895)	(9,137)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(145,211)	(145,211)
Dividends	—	—	—	—	—	—	—	—	—	(30,201)	—	(30,201)	—	(30,201)
Issuance of common stock in connection with employee exchanges	1,635,912	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,635,912)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	124,654,210	$1	10,526,939	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,128,977	$259,873	$(39,567)	$1,294,280	$406,727	$1,701,007

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	965,421	—	—	—	—	—	—	—	30,764	—	—	30,764	—	30,764
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(325,195)	—	—	—	—	—	—	—	—	(8,805)	—	(8,805)	—	(8,805)
Stock options exercised	86,224	—	—	—	—	—	—	—	859	—	—	859	—	859
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,673)	—	(6,673)	(6,946)	(13,619)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)	(1,608)	(3,744)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,196)	(37,196)
Dividends	—	—	—	—	—	—	—	—	—	(26,312)	—	(26,312)	—	(26,312)
Issuance of common stock in connection with employee exchanges	240,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(240,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	109,921,498	$1	13,509,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,042,091	$54,723	$(2,218)	$1,039,593	$397,053	$1,436,646
Share based compensation	257,750	—	—	—	—	—	—	—	16,443	—	—	16,443	—	16,443
Repurchase of Class C common stock	—	—	(3,584)	—	—	—	—	—	—	(96)	—	(96)	—	(96)
Treasury stock purchases	(90,852)	—	—	—	—	—	—	—	—	(2,093)	—	(2,093)	—	(2,093)
Stock option exercised	35,120	—	—	—	—	—	—	—	72	—	—	72	—	72
Net income (loss)	—	—	—	—	—	—	—	—	—	(29,891)	—	(29,891)	(25,594)	(55,485)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	548	548	336	884
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(14,891)	(14,891)
Dividends	—	—	—	—	—	—	—	—	—	(28,592)	—	(28,592)	—	(28,592)
Issuance of common stock in connection with employee exchanges	367,900	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(367,900)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(644)	—	—	(644)	—	(644)
Balance at June 30, 2019	119,491,416	$1	13,138,402	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,057,587	$(5,949)	$(1,670)	$994,965	$356,904	$1,351,869

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$723,523	$(69,104)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,073	31,260
Amortization of purchased intangibles and acquired capitalized software	37,912	31,528
Debt issue cost related to debt refinancing and prepayment	5,486	7,894
Amortization of debt issuance costs and deferred financing fees	14,650	6,361
Termination of office leases	283	65,208
Share-based compensation	37,012	37,289
Deferred taxes	18,827	6,965
Other	(1,153)	(25,297)
Changes in operating assets and liabilities (1):
Securities borrowed	492,986	211,539
Securities purchased under agreements to resell	(101,210)	(7,499)
Receivables from broker-dealers and clearing organizations	(1,122,699)	142,470
Trading assets, at fair value	124,097	(464,558)
Receivables from customers	(171,975)	(131,953)
Operating lease right-of-use assets	19,995	(258,426)
Other assets	10,175	(5,804)
Securities loaned	(395,985)	(369,351)
Securities sold under agreements to repurchase	(28,174)	13,942
Payables to broker-dealers and clearing organizations	308,723	(50,939)
Payables to customers	58,800	14,884
Trading liabilities, at fair value	255,889	241,012
Operating lease liabilities	(25,762)	283,087
Accounts payable, accrued expenses and other liabilities	203,804	(87,833)
Net cash provided by (used in) operating activities	499,277	(377,325)

Cash flows from investing activities
Development of capitalized software	(11,895)	(16,628)
Acquisition of property and equipment	(20,082)	(9,175)
ITG Acquisition, net of cash acquired, described in Note 3	—	(835,581)
Investment in joint ventures	(4,716)	(3,000)
Net cash provided by (used in) investing activities	(36,693)	(864,384)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(164,376)	(52,087)
Dividends	(59,803)	(54,904)
Repurchase of Class C common stock	—	(96)
Purchase of treasury stock	(10,161)	(10,898)
Stock options exercised	10,898	931
Short-term borrowings, net	(49,312)	116,245
Proceeds from long-term borrowings	—	1,492,500
Repayment of long term borrowings	(188,556)	(450,000)
Tax receivable agreement obligations	(13,286)	—
Debt issuance costs	(9,301)	(35,702)
Issuance of common stock in connection with secondary offering, net of offering costs	—	(375)
Net cash provided by (used in) financing activities	(483,897)	1,005,614

Effect of exchange rate changes on cash and cash equivalents	(3,952)	(2,391)

Net increase (decrease) in cash and cash equivalents	(25,265)	(238,486)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	773,280	736,047
Cash, cash equivalents, and restricted or segregated cash, end of period	$748,015	$497,561

	Six Months Ended June 30,
(in thousands)	2020	2019

Supplementary disclosure of cash flow information
Cash paid for interest	$98,750	$90,726
Cash paid for taxes	36,451	1,746

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	7,488	1,441
See Note 3 for a description of non-cash investing activities relating to the acquisition of KCG
Non-cash financing activities
Tax receivable agreement described in Note 5	—	(644)

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

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2020, VFI owned approximately 64.1% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, on over 235 venues, in 36 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

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

Virtu Financial’s principal U.S. subsidiaries include Virtu Americas LLC (“VAL”) and Virtu ITG LLC (“VITG”), which are U.S. broker-dealers, and Virtu Alternet Securities LLC (“VALT”, collectively with VAL and VITG, the "broker-dealers"). As part of the Company's integration efforts, the Company has been in the process of consolidating its U.S. broker-dealers. The Company submitted applications to withdraw the SEC registrations for Virtu Financial BD LLC (“VFBD”) and Virtu Financial Capital Markets LLC (“VFCM”), which were approved in March 2020, having previously consolidated their broker-dealer activities within VAL as of December 31, 2019. To further optimize its U.S. operations, the Company consolidated VITG and VALT operations into VAL as of June 1, 2020 and submitted applications to withdraw SEC registrations for VITG and VALT broker dealers. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

Effective this quarter, the Company has changed the presentation of its Condensed Consolidated Statements of Comprehensive Income. As a result, the Company made the following reclassifications to prior period amounts to be consistent with current period presentation. For the three and six months ended June 30, 2019, respectively, the Company reclassified $23.6 million and $47.2 million of Payments for order flow to Brokerage, exchange, clearance fees and payments for order flow, net, previously reported as Brokerage, exchange and clearance fees, net. Brokerage, exchange and clearance fees, net and Payments for order flow both represent costs associated with transacting trades. For the three and six months ended June 30, 2019, respectively, the Company reclassified $3.4 million and $5.9 million of sublease income from Other, net to Operations and administrative to net with other occupancy costs within Operations and administrative.

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

As discussed in Note 3 “ITG Acquisition”, the Company has accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company’s existing assets and liabilities. The reported financial condition, results of operations and cash flows of the Company for the periods following the ITG Acquisition reflect ITG's and the Company's balances, and reflect the impact of purchase accounting adjustments. The financial results for the six months ended June 30, 2019 comprise the Company's results for the entire applicable period and the results of ITG from the ITG Closing Date through June 30, 2019. All periods prior to the ITG Closing Date comprise solely the Company's results.

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

Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of the basic EPS and, in addition, reflects the dilutive effect of shares of common stock estimated to be distributed in the future.

The Company grants restricted stock awards ("RSAs") and restricted stock units (“RSUs”), certain of which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSAs and participating unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method.

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

Cash restricted or segregated under regulations and other represents (i) special reserve bank accounts for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by VAL in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or proprietary accounts of broker-dealers, (ii) funds on deposit for Canadian and European trade clearing and settlement activity, (iii) segregated balances under a collateral account control agreement for the benefit of certain customers in Hong Kong, and (iv) funds relating to the securitization of bank guarantees supporting certain of the Company’s foreign leases.

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

In the normal course of business, a significant portion of the Company’s securities transactions, money balances, and security positions are transacted with several third-party brokers. The Company is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. The Company monitors the financial condition of such brokers to minimize the risk of any losses from these counterparties.

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

Client Commission Arrangements

Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company’s subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Research receivable, including prepaid research on behalf of customers and balance transfers due from other broker-dealers, net of an allowance is included in Receivables from customers and Receivables from broker-dealers and clearing organizations, while accrued research payable is included in Accounts payable, accrued expenses, and other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in Operating lease right-of use ("ROU") assets and Operating lease liabilities on the Condensed Consolidated Statements of Financial Condition. Operating lease ROU assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Certain of the Company's lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component. The Company nets its sublease income against corresponding lease expenses within Operations and Administrative expenses on the Condensed Consolidated Statement of Comprehensive Income.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions, net and technology services in the Condensed Consolidated Statements of Comprehensive Income. The Company recognizes the related revenue when the third-party research services are rendered and payments are made to the service provider.

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

Brokerage, Exchange, Clearance Fees and Payments for Order Flow, Net

Brokerage, exchange, clearance fees and payments for order flow, net, comprise the costs of executing and clearing trades and are accrued on a trade date basis in the Condensed Consolidated Statements of Comprehensive Income. These costs are net of rebates, which consist of volume discounts, credits or payments received from exchanges or other market places related to the placement and/or removal of liquidity from the order flow in the marketplace. Rebates are recorded on an accrual basis. Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

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

Share-Based Compensation

Share-based awards issued for compensation in connection with or subsequent to the Company's initial public offering in April 2015 (the “IPO”) and certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”) pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan (as amended, the “Amended and Restated 2015 Management Incentive Plan”) and pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, dated as of June 8, 2017 (the “Amended and Restated ITG 2007 Equity Plan”), are in the form of stock options, Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), RSAs and RSUs, as applicable. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair values of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, forfeitures are accounted for as they occur. The fair value of RSAs is determined based on the closing price as of the grant date. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement of the performance target becomes probable through the remainder of the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of June 30, 2020, the Company held noncontrolling interests of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2020, the Company held approximately a 10% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the US. As of June 30, 2020, the Company held approximately a 14.6% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at June 30, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$32,316	$—	$32,316	$186,013
The following table presents the Company’s nonconsolidated VIEs at December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,579	$—	$28,579	$119,051

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

Accounting Pronouncements, Not Yet Adopted as of June 30, 2020

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

Accounting treatment of the ITG Acquisition

The ITG Acquisition has been accounted for as a business combination pursuant to ASC 805, Business Combinations by the Company using the acquisition method of accounting. Under the acquisition method, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the ITG Closing Date reflect ITG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the six months ended June 30, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through June 30, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

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

Tax treatment of the ITG Acquisition

The ITG Acquisition is being treated as a tax-free transaction as described in Section 351 of the Internal Revenue Code. ITG’s tax basis in its assets and liabilities therefore generally carried over to the Company following the ITG Acquisition. None of the goodwill is expected to be deductible for tax purposes.

The Company recorded deferred tax assets of $17.6 million and deferred tax liabilities of $71.1 million with respect to recording ITG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the ITG Acquisition, as described in Note 13 “Income Taxes”.

4. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income (loss) before income taxes and noncontrolling interest	$404,535	$(66,579)	$870,760	$(82,783)
Provision for (benefit from) income taxes	69,250	(11,094)	147,237	(13,679)
Net income (loss)	335,285	(55,485)	723,523	(69,104)

Noncontrolling interest	(136,143)	25,594	(303,312)	32,540

Net income (loss) available for common stockholders	$199,142	$(29,891)	$420,211	$(36,564)
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$199,142	$(29,891)	$420,211	$(36,564)
Less: Dividends and undistributed earnings allocated to participating securities	(5,506)	(466)	(10,793)	(907)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	193,636	(30,357)	409,418	(37,471)

Weighted average shares of common stock outstanding:
Class A	121,527,673	112,828,240	120,642,415	110,076,375

Basic earnings (loss) per share	$1.59	$(0.27)	$3.39	$(0.34)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2020	2019	2020	2019
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$193,636	$(30,357)	$409,418	$(37,471)

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	121,527,673	112,828,240	120,642,415	110,076,375
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan and Warrants issued in connection with the Founder Member Loan (1)	711,232	—	371,274	—
	122,238,905	112,828,240	121,013,689	110,076,375

Diluted earnings (loss) per share	$1.58	$(0.27)	$3.38	$(0.34)

(1)The dilutive impact excludes from the computation of earnings (loss) per share for the three and six months ended June 30, 2019, respectively, 669,064 and 746,392 unexercised stock options and 299,288 and 262,785 restricted stock units issuable pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan because the inclusion of these instruments would have been anti-dilutive.

5. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Condensed Consolidated Statement of Financial Condition, which amounted to $256.0 million and $269.3 million as of June 30, 2020 and December 31, 2019, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, and its third payment of $13.3 million in March 2020.

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

At June 30, 2020 and December 31, 2019, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $188.7 million and $197.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $256.0 million and $269.3 million, respectively. The amounts recorded as of June 30, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2020 and December 31, 2019, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and six months ended June 30, 2020 or 2019.

The following table presents the details of goodwill by segment as of June 30, 2020 and December 31, 2019:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of June 30, 2020 and December 31, 2019, the Company's total amount of intangible assets recorded was $491.7 million and $529.6 million, respectively. Acquired intangible assets consisted of the following as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$(110,000)	$—	1.4	to	2.5
ETF issuer relationships	950	(823)	127		9
ETF buyer relationships	950	(823)	127		9
Technology	136,000	(71,084)	64,916	1	to	6
Customer relationships	486,600	(70,377)	416,223	10	to	12
Trade name	3,600	(1,600)	2,000		3
Favorable occupancy leases	5,895	(2,444)	3,451	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
	$748,877	$(257,151)	$491,726

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Purchased technology	$110,000	$(110,000)	$—	1.4	to	2.5
ETF issuer relationships	950	(770)	180		9
ETF buyer relationships	950	(770)	180		9
Technology	136,000	(58,203)	77,797	1	to	6
Customer relationships	486,600	(46,456)	440,144	10	to	12
Trade name	3,600	(1,000)	2,600		3
Favorable occupancy leases	5,895	(2,040)	3,855	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
	$748,877	$(219,239)	$529,638

Amortization expense relating to finite-lived intangible assets was approximately $19.0 million and $20.6 million for the three months ended June 30, 2020 and 2019, respectively, and $37.9 million and $31.5 million for the six months ended

June 30, 2020 and 2019, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the remaining current year and five subsequent years:

(in thousands)	June 30, 2020
Remainder of 2020	$36,341
2021	69,676
2022	64,852
2023	63,960
2024	50,845
2025	47,879

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Assets
Due from prime brokers	$834,473	$418,059
Deposits with clearing organizations	345,892	231,977
Net equity with futures commission merchants	198,114	267,748
Unsettled trades with clearing organization	701,596	214,618
Securities failed to deliver	348,105	178,324
Commissions and fees	13,103	7,858
Total receivables from broker-dealers and clearing organizations	$2,441,283	$1,318,584

Liabilities
Due to prime brokers	$464,049	$511,524
Net equity with futures commission merchants	90,669	50,950
Unsettled trades with clearing organization	443,096	118,286
Securities failed to receive	200,567	144,494
Commissions and fees	1,831	1,496
Total payables to broker-dealers and clearing organizations	$1,200,212	$826,750

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $112.4 million and $134.3 million as of June 30, 2020 and December 31, 2019, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2020 and December 31, 2019, substantially all of the securities received as collateral have been repledged. The fair value of the collateralized transactions at June 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	June 30, 2020	December 31, 2019
Securities received as collateral:
Securities borrowed	$1,402,709	$1,881,005
Securities purchased under agreements to resell	244,242	142,922
	$1,646,951	$2,023,927
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Equities	$575,235	$654,366
Exchange traded notes	27,736	42,590
	$602,971	$696,956

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	June 30, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Short-term bank loans	$26,274	$—	$26,274

	December 31, 2019
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$30,000	$(2,100)	$27,900
Short-term bank loans	45,586	—	45,586
	$75,586	$(2,100)	$73,486

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $300 million, which was subsequently increased to $400 million in April 2020, and is collateralized by the trading and deposit account of one of the Company’s broker-dealer subsidiaries maintained at the financial institution.

On November 3, 2017, the Company entered into the second credit facility (the “Committed Facility”) with the same financial institution which was subsequently amended and restated March 1, 2019 to increase the borrowing limit to $600 million and subsequently amended to adjust sublimits and certain other terms, including most recently on July 29, 2020. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $600 million and bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Following the July 29, 2020 amendment, Borrowing Base B Loans are subject to a sublimit of $200 million and bear interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

On March 10, 2020, a broker-dealer subsidiary of the Company entered into a short term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the "Demand Loan") repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bore interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and payable. The Demand Loan was repaid in full as of April 17, 2020.

On March 20, 2020, VAL, a broker-dealer subsidiary of the Company, entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans may be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020, as further described below. VAL intends to use the proceeds of the Founder Member Loans solely to finance the purchase and settlement of securities and to fund margin deposits with the National Securities Clearing Corporation and Options Clearing Corporation. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Loan Agreement, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 17 “Capital Structure”. The interest rate for the Founder Member Loans, to the extent drawn and outstanding, will be 8.0% per annum, and the Founder Member Loans will be due on September 20, 2020. If an event of default occurs and is continuing, the Lender may increase the interest rate 2.0% above what would otherwise be applicable on overdue amounts, and declare all Founder Member Loans immediately due and payable. VAL may prepay the Founder Member Loans in whole or in part at any time without penalty. There was no outstanding balance on this loan as of June 30, 2020. The foregoing description of the Founder Member Loan Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the Founder Member Loan Facility, which is filed as an exhibit to the Company's 2020 quarterly report on Form 10-Q for the period ended March 31, 2020 filed with Securities and Exchange Commission on May 11, 2020.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition.

	At June 30, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	1.08%	$400,000	$—	$—	$—
Committed facility (2)	1.41%	600,000	—	—	—
Founder Member Loan Facility (3)	8.00%	300,000	—	—	—
		$1,300,000	$—	$—	$—
(1) $0.5 million of deferred debt issuance costs are included within Other assets on the Condensed Consolidated Statement of Financial Condition
(2) $0.9 million of deferred debt issuance costs are included within Other assets on the Condensed Consolidated Statement of Financial Condition
(3) $6.2 million of deferred debt issuance costs are included within Other assets on the Condensed Consolidated Statement of Financial Condition

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Broker-dealer credit facilities:
Uncommitted facility	$131	$177	$763	$361
Committed facility	202	181	362	254
Demand Loan	94	—	211	—
Founder Member Loan Facility	$—	$—	$—	$—
	$427	$358	$1,336	$615

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2020, there was $26.3 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.1%. At December 31, 2019, there was $45.6 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.5%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition.

First Lien Revolving Facility

The Company's Amended Credit Agreement (as defined below) provides for a $50.0 million senior secured first lien revolving facility. There were no outstanding borrowings under the facility as of June 30, 2020 or December 31, 2019. Interest expense in relation to the facility was $0.1 million for the three months ended June 30, 2020 and $0.4 million for the six months ended June 30, 2020.

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

	At June 30, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.78%	$616,000	$112,412
		$616,000	$112,412

	At December 31, 2019
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	4.22%	$586,000	$134,331
		$586,000	$134,331

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $1.3 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.19%	$1,736,512	$(5,501)	$(30,660)	$1,700,351
SBI bonds	January 2023	5.00%	32,428	—	(263)	32,165
			$1,768,940	$(5,501)	$(30,923)	$1,732,516

		At December 31, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	5.20%	$1,925,000	$(6,795)	$(32,513)	$1,885,692
SBI bonds	January 2023	5.00%	32,225	—	(51)	32,174
			$1,957,225	$(6,795)	$(32,564)	$1,917,866

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

On October 9, 2019 (the “Amendment No. 1 Closing Date”), VFH entered into Amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment No. 1 Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and paid related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026.

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

Under the Amended Credit Agreement, term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022. During the year ended December 31, 2019, $100.0 million was repaid under the First Lien Term Loan Facility. In May of 2020, an additional $188.5 million was repaid under this facility. As of June 30, 2020, $1,737 million was outstanding under the First Lien Term Loan Facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($32.4 million) as of June 30, 2020 and ¥3.5 billion ($32.2 million) as of December 31, 2019. The Company recorded a gain of $0.1 million and a loss of $0.9 million during the three months ended June 30, 2020 and 2019, respectively, and a loss of $0.2 million and a loss of $0.5 million during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	June 30, 2020
2020	$—
2021	—
2022	—
2023	32,428
2024	—
Thereafter	1,736,512
Total principal of long-term borrowings	$1,768,940

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

There were no transfers of financial instruments between levels during the three and six months ended June 30, 2020 or 2019.

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2020:

	June 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$549,568	$1,262,683	$—	$—	$1,812,251
U.S. and Non-U.S. government obligations	37,033	42,874	—	—	79,907
Corporate Bonds	—	84,233	—	—	84,233
Exchange traded notes	40,338	1,426	—	—	41,764
Currency forwards	—	201,365	—	(190,354)	11,011
Options	9,456	—	—	—	9,456
	636,395	1,592,581	—	(190,354)	2,038,622

Financial instruments owned, pledged as collateral:
Equity securities	332,703	242,532	—	—	575,235
Exchange traded notes	3	27,733	—	—	27,736
	332,706	270,265	—	—	602,971

Other Assets
Equity investment	—	—	51,599	—	51,599
Exchange stock	2,043	—	—	—	2,043
	2,043	—	51,599	—	53,642

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,228,425	1,157,738	—	—	2,386,163
U.S. and Non-U.S. government obligations	202,492	1,435	—	—	203,927
Corporate Bonds	—	145,194	—	—	145,194
Exchange traded notes	13	2,215	—	—	2,228
Currency forwards	—	190,909	—	(190,877)	32
Options	16,303	—	—	—	16,303
	$1,447,233	$1,497,491	$—	$(190,877)	$2,753,847

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2019:

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$600,259	$1,080,518	$—	$—	$1,680,777
U.S. and Non-U.S. government obligations	106,690	20,847	—	—	127,537
Corporate Bonds	—	171,591	—	—	171,591
Exchange traded notes	243	48,894	—	—	49,137
Currency forwards	—	242,552	—	(211,398)	31,154
Options	8,538	—	—	—	8,538
	715,730	1,564,402	—	(211,398)	2,068,734
Financial instruments owned, pledged as collateral:
Equity securities	362,439	291,927	—	—	654,366
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	12	42,578	—	—	42,590
	362,451	334,505	—	—	696,956
Other Assets
Equity investment	—	—	46,245	—	46,245
Exchange stock	2,721	—	—	—	2,721
	2,721	—	46,245	—	48,966

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,022,814	1,163,888	—	—	2,186,702
U.S. and Non-U.S. government obligations	39,091	2,713	—	—	41,804
Corporate Bonds	—	244,700	—	—	244,700
Exchange traded notes	15	21,631	—	—	21,646
Currency forwards	—	196,554	—	(196,535)	19
Options	3,087	—	—	—	3,087
	$1,065,007	$1,629,486	$—	$(196,535)	$2,497,958
SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The SBI Investment is included within Level 3 of the fair value hierarchy. As of June 30, 2020, the fair value of the SBI Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the SBI Investment:

	June 30, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$51,599	Discounted cash flow	Estimated revenue growth	(7.4)% - 20.0%	7.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	11.9x - 55.7x	15.9x

Changes in the fair value of the SBI Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended June 30, 2020
(in thousands)	Balance at March 31, 2020	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2020
Assets
Other assets:
Equity investment	$46,668	$—	$4,931	$—	$—	$51,599	$4,931
Total	$46,668	$—	$4,931	$—	$—	$51,599	$4,931

	Three Months Ended June 30, 2019
(in thousands)	Balance at March 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2019
Assets
Other assets:
Equity investment	$46,529	$—	$(178)	$—	$—	$46,351	$(178)
Total	$46,529	$—	$(178)	$—	$—	$46,351	$(178)

	Six Months Ended June 30, 2020
(in thousands)	Balance at December 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2020
Assets
Other assets:
Equity investment	$46,245	$—	$5,354	$—	$—	$51,599	$5,354
Total	$46,245	$—	$5,354	$—	$—	$51,599	$5,354

	Six Months Ended June 30, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$495	$—	$—	$46,351	$495
Total	$45,856	$—	$495	$—	$—	$46,351	$495

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2020:

	June 30, 2020
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$670,770	$670,770	$670,770	$—	$—
Cash restricted or segregated under regulations and other	77,245	77,245	77,245	—	—
Securities borrowed	1,435,777	1,435,777	—	1,435,777	—
Securities purchased under agreements to resell	244,242	244,242	—	244,242	—
Receivables from broker-dealers and clearing organizations	2,441,283	2,441,283	495,079	1,946,204	—
Total Assets	4,869,317	4,869,317	1,243,094	3,626,223	—

Liabilities
Short-term borrowings	26,274	26,274	—	26,274	—
Long-term borrowings	1,732,516	1,729,869	—	1,729,869	—
Securities loaned	1,204,114	1,204,114	—	1,204,114	—
Securities sold under agreements to repurchase	312,568	312,568	—	312,568	—
Payables to broker-dealers and clearing organizations	1,200,212	1,200,212	3,932	1,196,280	—
Total Liabilities	$4,475,684	$4,473,037	$3,932	$4,469,105	$—

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$732,164	$732,164	$732,164	$—	$—
Cash restricted or segregated under regulations and other	41,116	41,116	41,116	—	—
Securities borrowed	1,928,763	1,928,763	—	1,928,763	—
Securities purchased under agreements to resell	143,032	143,032	—	143,032	—
Receivables from broker-dealers and clearing organizations	1,318,584	1,318,584	40,842	1,277,742	—
Total Assets	4,163,659	4,163,659	814,122	3,349,537	—

Liabilities
Short-term borrowings	73,486	75,586	—	75,586	—
Long-term borrowings	1,917,866	1,966,850	—	1,966,850	—
Securities loaned	1,600,099	1,600,099	—	1,600,099	—
Securities sold under agreements to repurchase	340,742	340,742	—	340,742	—
Payables to broker dealer and clearing organizations	826,750	826,750	49,514	777,236	—
Total Liabilities	$4,758,943	$4,810,027	$49,514	$4,760,513	$—

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,435,777	$—	$1,435,777	$(1,402,709)	$(5,369)	$27,699
Securities purchased under agreements to resell	244,242	—	244,242	(244,242)	—	—
Trading assets, at fair value:
Currency forwards	201,365	(190,354)	11,011	—	—	11,011
Options	9,456	—	9,456	—	(9,455)	1
Total	$1,890,840	$(190,354)	$1,700,486	$(1,646,951)	$(14,824)	$38,711

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,204,114	$—	$1,204,114	$(1,190,531)	$(5,369)	$8,214
Securities sold under agreements to repurchase	312,568	—	312,568	(312,554)	—	14
Payable to broker-dealers and clearing organizations
Interest rate swaps	68,843	—	68,843	—	(68,369)	474
Trading liabilities, at fair value:
Currency forwards	190,909	(190,877)	32	—	—	32
Options	16,303	—	16,303	—	(9,455)	6,848
Total	$1,792,737	$(190,877)	$1,601,860	$(1,503,085)	$(83,193)	$15,582

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,928,763	$—	$1,928,763	$(1,881,005)	$(15,280)	$32,478
Securities purchased under agreements to resell	143,032	—	143,032	(142,922)	—	110
Trading assets, at fair value:
Currency forwards	242,552	(211,398)	31,154	—	—	31,154
Options	8,538	—	8,538	(8,537)	—	1
Total	$2,322,885	$(211,398)	$2,111,487	$(2,032,464)	$(15,280)	$63,743

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,600,099	$—	$1,600,099	$(1,552,146)	$(15,281)	$32,672
Securities sold under agreements to repurchase	340,742	—	340,742	(340,718)	—	24
Trading liabilities, at fair value:
Currency forwards	196,554	(196,535)	19	—	—	19
Options	3,087	—	3,087	(3,087)	—	—
Total	$2,140,482	$(196,535)	$1,943,947	$(1,895,951)	$(15,281)	$32,715

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	June 30, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$50,000	$50,000	$150,000	$50,000	$300,000
U.S. and Non-U.S. government obligations	12,568					12,568
Total	12,568	50,000	50,000	150,000	50,000	312,568

Securities loaned:
Equity securities	1,204,114	—	—	—	—	1,204,114
Total	$1,204,114	$—	$—	$—	$—	$1,204,114

	December 31, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$150,000	$—	$275,000
U.S. and Non-U.S. government obligations	65,742	—	—	—	—	65,742
Total	65,742	75,000	50,000	150,000	—	340,742

Securities loaned:
Equity securities	1,600,099	—	—	—	—	1,600,099
Total	$1,600,099	$—	$—	$—	$—	$1,600,099

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2020 and December 31, 2019:

(in thousands)		June 30, 2020		December 31, 2019
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$4,006	$2,170,159	$(1,366)	$4,502,017
Commodity futures	Receivables from broker-dealers and clearing organizations	495,103	6,949,099	40,656	7,758,974
Currency futures	Receivables from broker-dealers and clearing organizations	(58)	907,339	(2,860)	1,116,246
Fixed income futures	Receivables from broker-dealers and clearing organizations	(34)	15,512	47	155,697
Options	Financial instruments owned	9,456	655,661	8,538	442,808
Currency forwards	Financial instruments owned	201,365	24,829,993	242,552	24,369,818
Interest rate swap	Other assets	—	—	8,976	525,000

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(1,004)	$97,216	$751	$83,803

Commodity futures	Payables to broker-dealers and clearing organizations	(2,907)	45,279	(45,175)	3,604,979
Currency futures	Payables to broker-dealers and clearing organizations	4,192	1,735,199	(23,223)	6,594,991
Fixed income futures	Payables to broker-dealers and clearing organizations	—	88,070	94	190,938
Options	Financial instruments sold, not yet purchased	16,303	669,130	3,087	436,422
Currency forwards	Financial instruments sold, not yet purchased	190,909	24,824,765	196,554	24,346,818

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	68,843	1,525,000	—	—

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2020	2019	2020	2019
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$35,603	$83,225	$23,702	$155,610
Currency forwards	Trading income, net	(9,229)	(20,869)	192,579	(45,042)
Options	Trading income, net	25,039	4,335	26,300	4,997
		$51,413	$66,691	$242,581	$115,565

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(9,137)	$—	$(64,739)	$—
(1) On January 29, 2020, the Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. The Company also previously entered into a five-year $525 million floating-to-fixed interest rate swap agreement. As of January 1, 2020, these two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815, and as such, the mark-to-market gains (losses) on the instruments were recorded within Other comprehensive income on the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020.

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
(i)the commission value for each customer for the products and services it receives, which is priced using the value for similar stand-alone subscription arrangements; and
(ii)a calculated ratio of the commission value for the products and services relative to the total amount of commissions generated from the customer.

For these bundled commission arrangements, the allocated commissions to each analytics performance obligation are then recognized as revenue when the analytics product is delivered, either over time or at a point in time. These allocated commissions may be deferred if the allocated amount exceeds the amount recognizable based on delivery.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$(634)	$111,337	$—	$110,703
Workflow technology	—	26,589	—	26,589
Analytics	—	10,444	—	10,444
Total revenue from contracts with customers	(634)	148,370	—	147,736

Other sources of revenue	759,751	(294)	(1,290)	758,167

Total revenues	759,117	148,076	(1,290)	905,903

Timing of revenue recognition:
Services transferred at a point in time	759,117	129,360	(1,290)	887,187
Services transferred over time	—	18,716	—	18,716
Total Revenues	$759,117	$148,076	$(1,290)	$905,903

	Three Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$4,961	$103,727	$—	$108,688
Workflow technology	—	25,455	—	25,455
Analytics	—	10,977	—	10,977
Total revenue from contracts with customers	4,961	140,159	—	145,120

Other sources of revenue	229,068	1,311	(398)	229,981

Total revenues	234,029	141,470	(398)	375,101

Timing of revenue recognition:
Services transferred at a point in time	234,029	121,209	(398)	354,840
Services transferred over time	—	20,261	—	20,261
Total revenues	$234,029	$141,470	$(398)	$375,101

	Six Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$136	$242,363	$—	$242,499
Workflow technology	—	55,332	—	55,332
Analytics	—	20,650	—	20,650
Total revenue from contracts with customers	136	318,345	—	318,481

Other sources of revenue	1,589,567	(404)	(1,120)	1,588,043

Total revenues	1,589,703	317,941	(1,120)	1,906,524

Timing of revenue recognition:
Services transferred at a point in time	1,589,703	280,665	(1,120)	1,869,248
Services transferred over time	—	37,276	—	37,276
Total revenues	$1,589,703	$317,941	$(1,120)	$1,906,524

	Six Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,961	$161,482	$—	$171,443
Workflow technology	—	34,327	—	34,327
Analytics	—	14,497		14,497
Total revenue from contracts with customers	9,961	210,306	—	220,267

Other sources of revenue	502,313	14,214	(1,261)	515,266

Total revenues	512,274	224,520	(1,261)	735,533

Timing of revenue recognition:
Services transferred at a point in time	512,274	197,470	(1,261)	708,483
Services transferred over time	—	27,050	—	27,050
Total revenues	$512,274	$224,520	$(1,261)	$735,533

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

The Company recognized $0.7 million and $0.5 million of revenue related to performance obligations satisfied in previous period for the three and six months ended June 30, 2020 and 2019, respectively.

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

Receivables related to revenues from contracts with customers amounted to $59.3 million and $53.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2020.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $8.1 million and $8.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company recognized revenue of $7.6 million and $7.8 million for the three months ended June 30, 2020 and 2019, respectively, and $15.1 million and $14.9 million for the six months ended June 30, 2020 and 2019, respectively that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2020 and 2019, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $69.3 million, 17.1%, and $(11.1) million, 16.7% for the three months ended June 30, 2020 and 2019, respectively, and $147.2 million, 16.9%, and $(13.7) million, 16.5%, for the six months ended June 30, 2020 and 2019, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019 were current income tax receivables of $18.9 million and $39.3 million, respectively. The balances at June 30, 2020 and December 31, 2019 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019 were current tax liabilities of $71.0 million and $11.5 million, respectively. The balances at June 30, 2020 and December 31, 2019 primarily comprised income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At June 30, 2020 and December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $0.0 million and $91.3 million, respectively, and has recorded a deferred tax asset related to these federal net operating carryforwards of $0.0 million and $19.2 million, respectively. The Company did not record a valuation allowance against this deferred tax asset. At June 30, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $3.7 million. These net operating losses will begin to expire in 2031. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at June 30, 2020 and December 31, 2019 of $76.0 million and $86.3 million, respectively, and recorded a related deferred tax asset of $15.5 million and $17.9 million, respectively. A valuation allowance of $15.1 million and $15.6 million was recorded against this deferred tax asset at June 30, 2020 and December 31, 2019, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at June 30, 2020 and December 31, 2019 of $239.0 million and $239.0 million, respectively, and recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at June 30, 2020 and December 31, 2019 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2020 and December 31, 2019 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2020, the Company’s tax years for 2013 through 2018 and 2010 through 2018 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2018. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in Operations and administrative expense and interest received or paid is recorded in Other, net or Operations and administrative expense in the Condensed Consolidated Statement of Comprehensive Income, respectively.

The Company had $9.0 million of unrecognized tax benefits as of June 30, 2020, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2020.

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

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with a ProShares inverse-volatility ETF. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and asserted substantially similar claims against the Company and other financial institutions. On April 29, 2019, these three actions were consolidated in federal district court in New York as In re ProShares Trust II Securities Litigation, No. 19-cv-886-DLC. A consolidated amended complaint, which did not specify the amount of alleged damages, was filed in the consolidated action on June 21, 2019. Defendants moved to dismiss the consolidated amended complaint on August 2, 2019. In response, plaintiffs filed a consolidated second amended complaint on September 6, 2019, which also did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated second amended complaint on September 27, 2019. The defendants’ motion to dismiss was granted on January 3, 2020, and plaintiffs subsequently filed a Notice of Appeal of the district court's ruling on the motion to dismiss on January 31, 2020 and an opening brief on May 14, 2020. The Company believes that the claims are without merit and is defending itself vigorously.

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

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was further reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of June 30, 2020 and anticipates paying the fine during the year ended December 31, 2020.

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

15. Leases

The Company adopted ASU 2016-02 on January 1, 2019, and elected the modified retrospective method of implementation. The standard requires the recognition of right-of-use ("ROU") assets and lease liabilities for leases, which are defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the Condensed Consolidated Statement of Financial Condition and for which lease expense is recognized on a straight-line basis over the lease term.

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

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 12 years. The Company recognizes sublease income on a straight-line basis over the term of the sublease within Operations and administrative expense on the Condensed Consolidated Statement of Comprehensive Income.

As the implied discount rate for most of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings in determining the present value of lease payments.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$294,531	$314,526
Operating lease liabilities	Operating lease liabilities	339,602	365,364

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	36,046	37,589
Accumulated depreciation	Property, equipment, and capitalized software, net	(24,903)	(24,579)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	11,405	13,371

Weighted average remaining lease term and discount rate are as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	7.20 years	7.50 years
Finance leases	1.64 years	1.45 years
Weighted average discount rate
Operating leases	5.70%	5.70%
Finance leases	3.34%	3.52%

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost:
Fixed	$18,452	19,288	$36,812	$34,084
Variable	2,086	1,869	4,221	3,447
Impairment of ROU Asset	—	25,857	—	25,857
Total Operating lease cost	20,538	47,014	41,033	63,388

Finance lease cost:
Amortization of right-of-use assets	2,983	3,082	6,170	6,052
Interest on lease liabilities	112	175	241	361
Total Finance lease cost	3,095	3,257	6,411	6,413

Sublease income	4,118	3,355	7,595	5,915

During the three months ended June 30, 2019, the Company ceased use of certain office lease premises as part of its ongoing effort to consolidate office space. For the three and six months ended June 30, 2019, the Company recognized $65.2 million in Termination of office leases on the Condensed Consolidated Statement of Comprehensive Income related to these premises, comprising $25.9 million of impairments of ROU assets, $37.9 million of write-offs of leasehold improvements and fixed assets, and $1.4 million of dilapidation charges. There was no impairment of ROU assets during the three and six months ended June 30, 2020.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2020, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$38,156	$5,414
2021	73,381	4,833
2022	67,130	2,094
2023	64,240	127
2024	33,928	—
2025 and thereafter	141,357	—
Total lease payments	$418,192	$12,468
Less imputed interest	(78,590)	(1,063)
Total lease liability	$339,602	$11,405

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	76,118	10,929
2021	73,062	3,305
2022	66,850	565
2023	63,676	—
2024	32,144	—
2025 and thereafter	141,371	—
Total lease payments	$453,221	$14,799
Less imputed interest	(87,857)	(1,428)
Total lease liability	$365,364	$13,371
16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$670,770	$732,164
Cash restricted or segregated under regulations and other	77,245	41,116
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$748,015	$773,280

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2020 and December 31, 2019, there were 5,559,713 and 7,919,952 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 2,360,239 and 609,984 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2020 and 2019, respectively.

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s board of directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock, and the amendment was approved by the Company’s shareholders at the Company's annual meeting of stockholders on June 5, 2020.

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

Acquisition of KCG

On the KCG Closing Date, the Company completed the all-cash Acquisition of KCG. In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A Common Stock to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek Holdings (Private) Limited (“Temasek”), for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A Common Stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. The investment agreements were filed as exhibits to the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020.

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

Employee Exchanges

During the six months ended June 30, 2020 and 2019, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 2,360,239 and 609,984 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

As a result of the completion of the IPO, the Reorganization Transactions, the Secondary Offerings, employee exchanges, and the share issuance in connection with the Acquisition of KCG, the Company holds approximately a 64.1% interest in Virtu Financial at June 30, 2020.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 9 “Borrowings”), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock, which number of shares will be increased to 10,000,000 if, at any time during the term of the Founder Member Facility, Founder Member Loans equal to or greater than $100 million remain outstanding for a certain period of time specified in the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised on or after May 22, 2020, the eleventh (11th) trading day following the date on which the Company publicly announced its earnings results for the first quarter of 2020, up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. The foregoing description of the Warrant does not purport to be complete and is qualified in its entirety by reference to the complete text of the Warrant, which was filed as an exhibit to the Company's 2020 quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the Securities and Exchange Commission on May 11, 2020.

The fair value of the Warrant was determined using a Black-Scholes-Merton model, and was recorded as a debt issuance cost within Other Assets on the Condensed Consolidated Statement of Financial Condition and as an increase to Additional paid-in capital on the Condensed Consolidated Statement of Changes in Equity. The balance will be amortized on a straight-line basis from March 20, 2020 through September 20, 2020, the date on which the Founder Member Loan Facility expires, and recorded as expense within Debt issue cost related to debt refinancing, prepayment and commitment fees in the Condensed Consolidated Statement of Comprehensive Income.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(31,468)	$3,581	$(8,823)	$(36,710)
Foreign exchange translation adjustment	(6,531)	—	3,674	(2,857)
Total	$(37,999)	$3,581	$(5,149)	$(39,567)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income

		Six Months Ended June 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$—	$3,898	$(40,608)	$(36,710)
Foreign exchange translation adjustment	(647)	—	(2,210)	(2,857)
Total	$(647)	$3,898	$(42,818)	$(39,567)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2019
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Foreign exchange translation adjustment	$(2,218)	$—	$548	$(1,670)
Total	$(2,218)	$—	$548	$(1,670)

		Six Months Ended June 30, 2019
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Foreign exchange translation adjustment	$(82)	$—	$(1,588)	$(1,670)
Total	$(82)	$—	$(1,588)	$(1,670)

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

The following table summarizes activity related to stock options for the six months ended June 30, 2020 and 2019:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2018	3,486,150	$19.00	6.30	1,660,400	$19.00
Granted	156,129	13.60	4.87	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(40,000)	—	—	—	—
At June 30, 2019	3,248,779	$18.74	5.74	3,248,779	$18.74

At December 31, 2019	3,233,779	$18.74	5.24	3,233,779	$18.74
Granted	—	—	—	—	—
Exercised	(617,923)	17.64	—	(617,923)	17.64
Forfeited or expired	—	—	—	—	—
At June 30, 2020	2,615,856	$19.00	4.74	2,615,856	$19.00

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

The Company recognized $1.4 million for the six months ended June 30, 2019 of compensation expense in relation to the stock options issued and outstanding. The stock options to purchase shares of Class A Common Stock were fully vested in 2019, and as such there was no compensation expense recognized in relation to stock options for the three and six months ended June 30, 2020.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units ("RSUs") and restricted stock awards ("RSAs") were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the six months ended June 30, 2020 and 2019, respectively, there were 852,599 and 423,393 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $25.8 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards) and RSAs:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2018	1,378,922	$20.03
Granted	3,305,045	25.76
Forfeited	(189,149)	20.97
Vested	(820,287)	23.81
At June 30, 2019	3,674,531	$24.29

At December 31, 2019	2,993,489	$24.10
Granted (1)	3,039,940	16.76
Forfeited	(164,476)	18.59
Vested	(1,889,862)	20.57
At June 30, 2020	3,979,091	$20.39
(1) Excluded in the number of RSUs and RSAs is 400,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $7.8 million and $16.4 million for the three months ended June 30, 2020 and 2019 and $16.8 million and $39.6 million for the six months ended June 30, 2020 and 2019, respectively, of compensation expense in relation to the RSUs. As of June 30, 2020 and December 31, 2019, total unrecognized share-based compensation expense related to unvested RSUs was $58.4 million and $43.4 million, respectively, and this amount is to be recognized over a weighted average period of 1.37 and 2.0 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

19. Regulatory Requirement

U.S. Subsidiaries

U.S. broker-dealer subsidiaries of the Company are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital for each of the U.S. broker-dealers as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2020. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the U.S broker-dealer subsidiaries as of June 30, 2020 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$567,577	$5,290	$562,287
Virtu ITG LLC	22,904	1,000	21,904
Virtu Alternet Securities LLC	2,357	100	2,257

As of June 30, 2020, VAL had $44.5 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $28.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. Balances in special reserve bank accounts previously maintained by VITG were moved to VAL upon consolidation of the broker dealers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statement of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of June 30, 2020 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$15,014	$184	$14,830
TriAct Canada Marketplace LP	993	184	809
Virtu Financial Canada ULC	2,096	184	1,912
Ireland
Virtu ITG Europe Limited (1)	51,183	26,921	24,262
Virtu Financial Ireland Limited (1)	81,630	44,937	36,693
United Kingdom
Virtu ITG UK Limited	1,201	826	375
Asia Pacific
Virtu ITG Australia Limited	25,488	13,069	12,419
Virtu ITG Hong Kong Limited	1,946	544	1,402
Virtu ITG Singapore Pte Limited	1,216	72	1,144
(1) Preliminary
As of June 30, 2020, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $3.1 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
United States	$767,707	$270,719	$1,560,733	$559,495
Ireland	64,554	48,890	172,464	84,565
Singapore	46,818	29,707	113,862	56,545
Canada	15,107	15,088	32,064	20,300
Australia	10,200	10,591	22,078	13,893
United Kingdom	504	(817)	2,980	(533)
Others	1,013	923	2,343	1,268
Total revenues	$905,903	$375,101	$1,906,524	$735,533

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

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company's ATSs, including Virtu MatchIt, POSIT, and MATCHNow. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2020 and 2019 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2020
Total revenue	$759,117	$148,076	$(1,290)	$905,903
Income before income taxes and noncontrolling interest	397,596	16,454	(9,515)	404,535

2019
Total revenue	234,029	141,470	(398)	375,101
Income (loss) before income taxes and noncontrolling interest	21,962	(21,697)	(66,844)	(66,579)

The Company's Pre-tax earnings by segment for the six months ended June 30, 2020 and 2019 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2020
Total revenue	$1,589,703	$317,941	$(1,120)	$1,906,524
Income before income taxes and noncontrolling interest	849,142	35,850	(14,232)	870,760

2019
Total revenue	512,274	224,520	(1,261)	735,533
Income (loss) before income taxes and noncontrolling interest	69,501	(66,102)	(86,182)	(82,783)

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2020, and December 31, 2019 the Company had net receivables from its affiliates of $1.6 million and $1.3 million, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $6.0 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively, and $9.7 million and $6.1 million for the six months ended June 30, 2020 and 2019, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $4.7 million and $5.2 million for the three months ended June 30, 2020 and 2019, respectively, and $9.4 million and $10.4 million to the JVs for the six months ended June 30, 2020 and 2019, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.3 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, to Level 3 for these services.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. The Company made payments of $0.2 million for the three and six months ended June 30, 2020.

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

On July 29, 2020, the Company amended the terms of its Committed Broker Dealer Facility to increase the sublimit applicable to Borrowing Base B borrowings up to $200 million.

On August 4, 2020, the Company completed the disposition of the MatchNOW business pursuant to a previously announced agreement with Cboe Global Markets, Inc., resulting in a gain of approximately $56.6 million, with potential additional benefit of up to approximately $23.0 million, conditioned on future performance of MatchNOW.

On August 7, 2020, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on September 15, 2020 to holders of record as of September 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - IN PROGRESS

The following management’s discussion and analysis covers the three and six months ended June 30, 2020 and 2019 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the “Company”)
for the period ended June 30, 2020, which are included in Part I, Item I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2019, which are included in Items 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on February 28, 2020 (the "2019 Form 10-K"), could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•the continuing impacts of COVID-19 and the governmental and other responses thereto, including but not limited to the deployment of our business continuity plan pursuant to which a significant number of our employees currently work remotely and our return to office plan, each of which may increase operational risk, as well as increases in market, counterparty and other forms of operational risk;
•reduced levels of overall trading activity;
•dependence upon trading counterparties and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•increased competition in market making activities and execution services;
•dependence on continued access to sources of liquidity;
•risks associated with self-clearing and other operational elements of our business;
•obligations to comply with applicable regulatory capital requirements;
•litigation or other legal and regulatory-based liabilities;
•proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. and other jurisdictions;
•obligations to comply with laws and regulations applicable to our operations in the U.S. and abroad;
•enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;

•need to maintain and continue developing proprietary technologies;
•the effect of the ITG Acquisition (as defined below) on existing business relationships, operating results, and ongoing business operations generally;
•the significant costs and significant indebtedness that we have incurred in connection with the ITG Acquisition, and the integration of ITG (as defined below) into our business;
•the risk that we may encounter significant difficulties or delays in integrating the ITG business with ours and that the anticipated benefits, cost savings and synergies or capital release may not be achieved;
•the assumption of potential liabilities and risks relating to ITG's business;
•capacity constraints, system failures, and delays;
•dependence on third party infrastructure or systems;
•use of open source software;
•failure to protect or enforce our intellectual property rights in our proprietary technology;
•failure to protect confidential and proprietary information;
•failure to protect our systems from internal or external cyber threats that could result in damage to our computer systems, business interruption, loss of data or other consequences;
•risks associated with international operations and expansion, including failed acquisitions or dispositions;
•the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, monetary conditions and foreign currency and exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, natural disasters, pandemics or extreme weather;
•risks associated with potential growth and associated corporate actions;
•inability to access, or delay in accessing the capital markets to sell shares or raise additional capital;
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

Basis of Preparation

Our condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of the ITG Closing Date (as defined below), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. The financial results for the six months ended June 30, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through June 30, 2019. All periods prior to the ITG Closing Date comprise our results without the results of ITG.

Recent Developments

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market volatility and instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Similar impacts have been experienced in every country in which we do business. The Company has been impacted in various ways by the COVID-19 outbreak, including experiencing elevated levels of trading volumes and market volatility in the markets in which we operate, which contributed positively to our results, and increases in short term funding requirements with clearing houses and counterparties as a consequence of these elevated trading volumes and market volatility. The Company also implemented its business continuity plan, including remote work arrangements for the majority of our employees during this pandemic.

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

Amended and Restated 2015 Management Incentive Plan

The Company’s board of directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s board of directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock and the amendment was approved by the Company’s shareholders at the Company's annual meeting of shareholders on June 5, 2020.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2020, options to purchase 1,628,750 shares in the aggregate were forfeited and 4,983,394 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statement of Financial Condition as of June 30, 2020 in the amount of $104.0 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statement of Financial Condition as of June 30, 2020 in the amount of $169.7 million and tax receivable agreement obligation in the amount of $256.0 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Condensed Consolidated Statement of Financial Condition as of June 30, 2020; and (iv) provision for corporate income tax in the amount of $55.2 million and $120.6 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2020	2019	2020	2019
Total revenue	$759,117	$234,029	$1,589,703	$512,274
Total operating expenses	361,521	212,067	740,561	442,773
Income before income taxes and noncontrolling interest	397,596	21,962	849,142	69,501
Execution Services
Total revenue	148,076	141,470	317,941	224,520
Total operating expenses	131,622	163,167	282,091	290,622
Income (loss) before income taxes and noncontrolling interest	16,454	(21,697)	35,850	(66,102)
Corporate
Total revenue	(1,290)	(398)	(1,120)	(1,261)
Total operating expenses	8,225	66,446	13,112	84,921
Income (loss) before income taxes and noncontrolling interest	(9,515)	(66,844)	(14,232)	(86,182)
Consolidated
Total revenue	905,903	375,101	1,906,524	735,533
Total operating expenses	501,368	441,680	1,035,764	818,316
Income (loss) before income taxes and noncontrolling interest	$404,535	$(66,579)	$870,760	$(82,783)

The following table shows our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Trading income, net	$743,996	$205,923	$1,546,461	$463,463
Interest and dividends income	9,340	24,162	35,856	53,293
Commissions, net and technology services	147,736	145,120	318,481	220,267
Other, net	4,831	(104)	5,726	(1,490)
Total revenue	905,903	375,101	1,906,524	735,533

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	203,503	99,487	377,321	187,101
Communication and data processing	55,662	54,423	110,689	96,237
Employee compensation and payroll taxes	120,934	83,702	291,292	191,540
Interest and dividends expense	28,841	36,824	70,281	82,193
Operations and administrative	21,737	31,453	48,867	50,970
Depreciation and amortization	16,713	14,810	34,073	31,260
Amortization of purchased intangibles and acquired capitalized software	18,954	20,606	37,912	31,528
Termination of office leases	7	65,207	283	65,208
Debt issue cost related to debt refinancing, prepayment and commitment fees	13,195	(1,319)	17,366	7,894
Transaction advisory fees and expenses	86	1,798	274	16,907
Financing interest expense on long-term borrowings	21,736	34,689	47,406	57,478
Total operating expenses	501,368	441,680	1,035,764	818,316
Income (loss) before income taxes and noncontrolling interest	404,535	(66,579)	870,760	(82,783)
Provision for (benefit from) income taxes	69,250	(11,094)	147,237	(13,679)
Net income (loss)	$335,285	$(55,485)	$723,523	$(69,104)

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: Global Equities and Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 81% and 63% of our total revenues for the six months ended June 30, 2020 and 2019, respectively.

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

We have a noncontrolling investment (the “SBI Investment”) in SBI, a proprietary trading system based in Tokyo. In connection with the investment, we issued bonds to certain affiliates of SBI and used the proceeds to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within Other, net.

Operating Expenses

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow are our most significant expenses, which include the direct expenses of executing and clearing transactions that we consummate in the course of our market making activities. Brokerage, exchange, clearance fees and payments for order flow primarily consist of fees charged by third parties for executing, processing and settling trades. These fees generally increase and decrease in direct correlation with the level of our trading activity. Execution fees are paid primarily to exchanges and venues where we trade. Clearance fees are paid to clearing houses and clearing agents. Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company. Rebates based on volume discounts, credits or payments received from exchanges or other marketplaces are netted against brokerage, exchange, clearance fees and payments for order flow.

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

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to restricted stock units and restricted stock awards granted in connection with and subsequent to the IPO pursuant to the Amended and Restated 2015 Management Incentive Plan and Class A Common Stock underlying certain awards assumed pursuant to the Amended and Restated ITG 2007 Equity Plan.

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

Non-GAAP Financial Measures and Other Items

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP (“Non-GAAP”) financial measures of financial performance:

•“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or Trading income, net, plus Commissions, net and technology services, plus Interest and dividends income, less direct costs associated with those revenues, including Brokerage, exchange, clearance fees and payments for order flow, net, and Interest and dividends expense. Management believes that this measurement is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.
•“EBITDA”, which measures our operating performance by adjusting net income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, prepayment, and commitment fees, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, charges related to share based compensation and other expenses, which includes reserves for legal matters, COVID-19 one-time costs and donations and Other, net.
•“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including IPO-related adjustments and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying an effective tax rate, which was approximately 24%.
•Operating Margins, which are calculated by dividing net income, EBITDA, and Adjusted EBITDA by Adjusted Net Trading Income.

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins (collectively, the “Company's Non-GAAP Measures”) are Non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. Additional information provided regarding the breakdown of total Adjusted Net Trading Income by category is also a Non-GAAP financial measure but is not used by the Company in evaluating operating performance and in making strategic decisions. In addition, the Company's Non-GAAP Measures or similar Non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of the Company's Non-GAAP Measures provides useful information to investors regarding our results of operations and cash flows because they assist both investors and management in analyzing and benchmarking the performance and value of our business. The Company's Non-GAAP Measures provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our Credit Agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins differently, and as a result the Company's Non-GAAP Measures may not be directly comparable to those of other companies. Although we use the Company's Non-GAAP Measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

The Company's Non-GAAP Measures should be considered in addition to, and not as a substitute for, Net Income in accordance with U.S. GAAP as a measure of performance. Our presentation of the Company's Non-GAAP Measures should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. The Company's Non-GAAP Measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•our EBITDA-based measures do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and our EBITDA-based measures do not reflect any cash requirement for such replacements or improvements;
•they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and
•they do not reflect limitations on our costs related to transferring earnings from our subsidiaries to us.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$743,996	$205,923	$1,546,461	$463,463
Interest and dividends income	9,340	24,162	35,856	53,293
Commissions, net and technology services	147,736	145,120	318,481	220,267
Brokerage, exchange, clearance fees and payments for order flow, net	(203,503)	(99,487)	(377,321)	(187,101)
Interest and dividends expense	(28,841)	(36,824)	(70,281)	(82,193)
Adjusted Net Trading Income	$668,728	$238,894	$1,453,196	$467,729

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$335,285	$(55,485)	$723,523	$(69,104)
Financing interest expense on long-term borrowings	21,736	34,689	47,406	57,478
Debt issue cost related to debt refinancing, prepayment, and commitment fees	13,195	(1,319)	17,366	7,894
Depreciation and amortization	16,713	14,810	34,073	31,260
Amortization of purchased intangibles and acquired capitalized software	18,954	20,606	37,912	31,528
Provision for (benefit from) income taxes	69,250	(11,094)	147,237	(13,679)
EBITDA	$475,133	$2,207	$1,007,517	$45,377
Severance	(38)	7,873	4,161	61,224
Transaction advisory fees and expenses	86	1,798	274	16,907
Termination of office leases	7	65,208	283	65,208
Other	(5,935)	104	980	1,491
Share based compensation	16,505	11,983	42,249	21,796
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	—	(9)	—	1,385
Adjusted EBITDA	$485,758	$89,164	$1,055,464	$213,388

Selected Operating Margins
Net Income Margin (1)	50.1%	(23.2)%	49.8%	(14.8)%
EBITDA Margin (2)	71.1%	0.9%	69.3%	9.7%
Adjusted EBITDA Margin (3)	72.6%	37.3%	72.6%	45.6%
(1)Calculated by dividing net income by Adjusted Net Trading Income.

(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$335,285	$(55,485)	$723,523	$(69,104)
Provision for (benefit from) income taxes	69,250	(11,094)	147,237	(13,679)
Income (loss) before income taxes	404,535	(66,579)	870,760	(82,783)

Amortization of purchased intangibles and acquired capitalized software	18,954	20,606	37,912	31,528
Debt issue cost related to debt refinancing, prepayment, and commitment fees	13,195	(1,319)	17,366	7,894
Severance	(38)	7,873	4,161	61,224
Transaction advisory fees and expenses	86	1,798	274	16,907
Termination of office leases	7	65,208	283	65,208
Other	(5,935)	104	980	1,491
Share based compensation	16,505	11,983	42,249	21,796
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	—	(9)	—	1,385
Normalized Adjusted Net Income before income taxes	447,309	39,665	973,985	124,650
Normalized provision for income taxes (1)	107,354	9,520	233,757	29,916
Normalized Adjusted Net Income	$339,955	$30,145	$740,228	$94,734

Weighted Average Adjusted shares outstanding (2)	197,050,236	194,217,318	196,049,119	192,959,477

Normalized Adjusted EPS	$1.73	$0.16	$3.78	$0.49

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2020 and 24% for 2019.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and six months ended June 30, 2020 and 2019 as well as warrants issued in connection with the Founder Member Loan during the three and six months ended June 30, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$744,685	$(689)	$—	$743,996
Commissions, net and technology services	(634)	148,370	—	147,736
Interest and dividends income	9,020	320	—	9,340
Brokerage, exchange, clearance fees and payments for order flow, net	(172,872)	(30,631)	—	(203,503)
Interest and dividends expense	(28,085)	(756)	—	(28,841)
Adjusted Net Trading Income	$552,114	$116,614	$—	$668,728

	Three Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$205,568	$355	$—	$205,923
Commissions, net and technology services	4,961	140,159	—	145,120
Interest and dividends income	23,284	878	—	24,162
Brokerage, exchange, clearance fees and payments for order flow, net	(63,630)	(35,857)	—	(99,487)
Interest and dividends expense	(36,395)	(429)	—	(36,824)
Adjusted Net Trading Income	$133,788	$105,106	$—	$238,894

	Six Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,547,347	$(886)	$—	$1,546,461
Commissions, net and technology services	136	318,345	—	318,481
Interest and dividends income	35,453	403	—	35,856
Brokerage, exchange, clearance fees and payments for order flow, net	(309,476)	(67,845)	—	(377,321)
Interest and dividends expense	(69,071)	(1,210)	—	(70,281)
Adjusted Net Trading Income	$1,204,389	$248,807	$—	$1,453,196

	Six Months Ended June 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$460,689	$2,774	$—	$463,463
Commissions, net and technology services	9,961	210,306	—	220,267
Interest and dividends income	41,787	11,506	—	53,293
Brokerage, exchange, clearance fees and payments for order flow, net	(130,197)	(56,904)	—	(187,101)
Interest and dividends expense	(70,655)	(11,538)	—	(82,193)
Adjusted Net Trading Income	$311,585	$156,144	$—	$467,729

The following tables reconcile our Market Making segment Trading income, net to Adjusted Net Trading Income by category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$660,390	$84,295	$—	$744,685
Commissions, net and technology services	(634)	—	—	(634)
Brokerage, exchange, clearance fees and payments for order flow, net	(168,683)	(4,189)	—	(172,872)
Interest and dividends, net	(17,055)	(2,010)	—	(19,065)
Adjusted Net Trading Income	$474,018	$78,096	$—	$552,114

	Three Months Ended June 30, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$163,044	$41,126	$1,398	$205,568
Commissions, net and technology services	4,961	—	—	4,961
Brokerage, exchange, clearance fees and payments for order flow, net	(50,070)	(10,024)	(3,536)	(63,630)
Interest and dividends, net	(10,395)	(2,754)	38	(13,111)
Adjusted Net Trading Income	$107,540	$28,348	$(2,100)	$133,788

	Six Months Ended June 30, 2020
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$1,368,715	$178,632	$—	$1,547,347
Commissions, net and technology services	136	—	—	136
Brokerage, exchange, clearance fees and payments for order flow, net	(292,922)	(16,554)	—	(309,476)
Interest and dividends, net	(30,149)	(3,469)	—	(33,618)
Adjusted Net Trading Income	$1,045,780	$158,609	$—	$1,204,389

	Six Months Ended June 30, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$371,677	$90,916	$(1,904)	$460,689
Commissions, net and technology services	9,989	(28)	—	9,961
Brokerage, exchange, clearance fees and payments for order flow, net	(111,591)	(20,712)	2,106	(130,197)
Interest and dividends, net	(22,927)	(5,743)	(198)	(28,868)
Adjusted Net Trading Income	$247,148	$64,433	$4	$311,585

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$474,018	$107,540	340.8%
Global FICC, Options and Other	78,096	28,348	175.5%
Unallocated(1)	—	(2,100)	NM
Total Market Making	552,114	133,788	312.7%

Execution Services	116,614	105,106	10.9%

Corporate	—	—	NM

Adjusted Net Trading Income	$668,728	$238,894	179.9%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$7,524	$1,707	340.8%
Global FICC, Options and Other	1,240	450	175.5%
Unallocated(1)	—	(33)	NM
Total Market Making	8,764	2,124	312.6%

Execution Services	1,851	1,668	11.0%

Corporate	—	—	NM

Average Daily Adjusted Net Trading Income	$10,615	$3,792	179.9%

	Six Months Ended June 30,
Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$1,045,780	$247,148	323.1%
Global FICC, Options and Other	158,609	64,433	146.2%
Unallocated(1)	—	4	NM
Total Market Making	1,204,389	311,585	286.5%

Execution Services	248,807	156,144	59.3%

Corporate	—	—	NM

Adjusted Net Trading Income	$1,453,196	$467,729	210.7%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$8,366	$1,977	323.2%
Global FICC, Options and Other	1,269	515	146.4%
Unallocated(1)	—	—	NM
Total Market Making	9,635	2,492	286.6%

Execution Services	1,990	1,249	59.4%

Corporate	—	—	NM

Average Daily Adjusted Net Trading Income	$11,626	$3,740	210.8%

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total Revenues

Our total revenues increased $530.8 million, or 141.5%, to $905.9 million for the three months ended June 30, 2020, compared to $375.1 million for the three months ended June 30, 2019. The increase was primarily driven by an increase of $538.1 million in Trading income, net, which was driven by higher market volatility and trading volumes from the continued impacts of the COVID-19 pandemic during the three months ended June 30, 2020 compared to the prior year.

The following table shows total revenues by segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
(in thousands, except for percentage)	2020	2019	% Change
Market Making
Trading income, net	$744,685	$205,568	262.3%
Interest and dividends income	9,020	23,284	(61.3)%
Commissions, net and technology services	(634)	4,961	NM
Other, net	6,046	216	2,699.1%
Total revenues from Market Making	759,117	234,029	224.4%

Execution Services
Trading income, net	(689)	355	NM
Interest and dividends income	320	878	(63.6)%
Commissions, net and technology services	148,370	140,159	5.9%
Other, net	75	78	(3.8)%
Total revenues from Execution Services	148,076	141,470	4.7%

Corporate
Trading income, net	—	—	NM
Interest and dividends income	—	—	NM
Commissions, net and technology services	—	—	NM
Other, net	(1,290)	(398)	224.1
Total revenues from Corporate	(1,290)	(398)	224.1

Consolidated
Trading income, net	743,996	205,923	261.3%
Interest and dividends income	9,340	24,162	(61.3)%
Commissions, net and technology services	147,736	145,120	1.8%
Other, net	4,831	(104)	NM
Total revenues	$905,903	$375,101	141.5%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $538.1 million, or 261.3%, to $744.0 million for the three months ended June 30, 2020, compared to $205.9 million for the three months ended June 30, 2019. The increase was primarily driven by the higher market volatility and trading volumes across global markets and major asset categories during the three months ended June 30, 2020 compared to the same period in 2019. Average daily realized volatility of the S&P 500 Index increased 178.7% compared to the prior year, while average daily U.S. equity consolidated volumes increased 78.1%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $14.8 million, or 61.3%, to $9.3 million for the three months ended June 30, 2020, compared to $24.2 million for the three months ended June 30, 2019. This decrease was primarily attributable to the lower interest income earned on cash collateral posted as part of securities lending transactions driven by lower interest rates compared to the same period in 2019. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $2.6 million, or 1.8%, to $147.7 million for the three months ended June 30, 2020, compared to $145.1 million for the three months ended June 30, 2019. The increase was primarily driven by the higher market volatility and trading volumes compared to the same period in 2019.

Other, net. Other, net was $4.8 million for the three months ended June 30, 2020, compared to a loss of $(0.1) million for the three months ended June 30, 2019. The increase was primarily due to a $5.1 million gain recognized on the minority investment in SBI Japannext (see Note 10 "Financial Assets and Liabilities" of Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for details on the SBI Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income increased $429.8 million, or 179.9%, to $668.7 million for the three months ended June 30, 2020, compared to $238.9 million for the three months ended June 30, 2019. This increase was primarily attributable to higher Trading income, net in the Market Making segment driven by higher market volatility and trading volumes across major asset categories during the three months ended June 30, 2019 compared to the same period in 2019. In the Market Making segment, Global Equities increased by $366.5 million, or 340.8%, and Global FICC, Options and Other increased by $49.7 million, or 175.5%, for the three months ended June 30, 2020. Adjusted Net Trading Income per day increased $6.8 million, or 179.9%, to $10.6 million for the three months ended June 30, 2020, compared to $3.8 million for the three months ended June 30, 2019. There were 63 trading days for both the three months ended June 30, 2020 and 2019. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $59.7 million, or 13.5%, to $501.4 million for the three months ended June 30, 2020, compared to $441.7 million for the three months ended June 30, 2019. The increase in operating expenses is primarily due to an increase in brokerage, exchange, clearance fees and payments for order flow, net driven by higher market volatility and trading volumes partially offset by decreases in interest and dividends expense and other operating expenses described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $104.0 million, or 104.6%, to $203.5 million for the three months ended June 30, 2020, compared to $99.5 million for the three months ended June 30, 2019. This increase was primarily attributable to the increase in volume we traded in Global Equities instruments and other asset categories. Within that, payments for order flow increased $77.4 million, or 327.6%, to $101.1 million for the three months ended June 30, 2020, compared to $23.6 million for the three months ended June 30, 2019. The increase was driven by the increases in volumes from our broker-dealer clients eligible for payments for order flow, driven by high participation of retail investors in the market during the past quarter. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $1.2 million, or 2.3%, to $55.7 million for the three months ended June 30, 2020, compared to $54.4 million for the three months ended June 30, 2019. This increase was primarily due to additional telecommunication and networking services from activating our back-up facilities and enabling the majority of our employees to work from home. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $37.2 million, or 44.5%, to $120.9 million for the three months ended June 30, 2020, compared to $83.7 million for the three months ended June 30, 2019. The increase in compensation levels was primarily attributable to increased incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. The increase reflected strong results for the quarter. We have capitalized and therefore excluded employee compensation and benefits related to software development of $11.7 million and $9.9 million for the three months ended June 30, 2020, and 2019, respectively.

Interest and dividends expense. Interest and dividends expense decreased $8.0 million, or 21.7%, to $28.8 million for the three months ended June 30, 2020, compared to $36.8 million for the three months ended June 30, 2019. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $9.7 million, or 30.9%, to $21.7 million for the three months ended June 30, 2020, compared to $31.5 million for the three months ended June 30, 2019. This decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well as the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization increased $1.9 million, or 12.8%, to $16.7 million for the three months ended June 30, 2020, compared to $14.8 million for the three months ended June 30, 2019. This increase was primarily attributable to an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $1.7 million, or 8.0%, to $19.0 million for the three months ended June 30, 2020, compared to $20.6 million for the three months ended June 30, 2019. This decrease was due to certain technology intangible assets acquired in connection with the KCG Acquisition being fully amortized.

Termination of office leases. There was no expense incurred related to termination of office leases for the three months ended June 30, 2020, compared to $65.2 million for the three months ended June 30, 2019. The decrease in termination of office leases was due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets incurred in 2019 for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue cost related to debt refinancing and prepayment. There was a $188.5 million prepayment made during the three months ended June 30, 2020; as such, debt issue costs incurred related to debt refinancing or prepayment were $13.2 million for the three months ended June 30, 2020. Debt issue costs related to debt refinancing and prepayment were $(1.3) million for the three months ended June 30, 2019.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $(1.7) million, or 95.2% to $0.1 million for the three months ended June 30, 2020, compared to $1.8 million during the three months ended June 30, 2019. The decrease was due to professional fees incurred in 2019 as a result of the ITG Acquisition.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings decreased $13.0 million, or 37.3%, to $21.7 million for the three months ended June 30, 2020, compared to $34.7 million for the three months ended June 30, 2019. This decrease was primarily attributable to the decrease in outstanding principal as a result of the prepayment on the First Lien Term Loan Facility.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes was $69.3 million for the three months ended June 30, 2020, compared to $(11.1) million for the three months ended June 30, 2019. The change was primarily due to the income before income taxes and noncontrolling interest for the three months ended June 30, 2020, compared to a loss before income taxes and noncontrolling interest for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total Revenues

Our total revenues increased $1,171.0 million, or 159.2%, to $1,906.5 million for the six months ended June 30, 2020, compared to $735.5 million for the six months ended June 30, 2019. This increase was primarily attributable to an increase in Trading income, net, of $1,083.0 million, which was driven by higher market volatility and trading volumes during the first half of 2020 compared to 2019, from the impacts of COVID-19 and the governmental and other responses thereto. In addition, 2020 included the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through June 30, 2019 in the prior year.

Though our total revenues increased during the period, Commissions, net and technology services within the Execution Services segment did not have the same relative increase in part because we selectively limited our client trading business during certain periods throughout the past six months due to the extraordinary volume and volatility during the period and the operational challenges caused directly or indirectly by COVID-19, including working remotely and increases in short term liquidity requirements.

The following table shows the total revenues by segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(in thousands, except for percentage)	2020	2019	% Change
Market Making
Trading income, net	$1,547,347	$460,689	235.9%
Interest and dividends income	35,453	41,787	(15.2)%
Commissions, net and technology services	136	9,961	(98.6)%
Other, net	6,767	(163)	NM
Total revenues from Market Making	1,589,703	512,274	210.3%

Execution Services
Trading income, net	(886)	2,774	NM
Interest and dividends income	403	11,506	(96.5)%
Commissions, net and technology services	318,345	210,306	51.4%
Other, net	79	(66)	NM
Total revenues from Execution Services	317,941	224,520	41.6%

Corporate
Trading income, net	—	—	NM
Interest and dividends income	—	—	NM
Commissions, net and technology services	—	—	NM
Other, net	(1,120)	(1,261)	(11.2)%
Total revenues from Corporate	(1,120)	(1,261)	(11.2)%

Consolidated
Trading income, net	1,546,461	463,463	233.7%
Interest and dividends income	35,856	53,293	(32.7)%
Commissions, net and technology services	318,481	220,267	44.6%
Other, net	5,726	(1,490)	NM
Total revenues	$1,906,524	$735,533	159.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $1,083.0 million, or 233.7%, to $1,546.5 million for the six months ended June 30, 2020, compared to $463.5 million for the six months ended June 30, 2019. The increase was primarily driven by the higher market volatility and trading volumes across global markets and major asset categories during the six months ended June 30, 2020 compared to the same period in the prior year. Average daily realized volatility of the S&P 500 Index increased 253.2% compared to the prior year, while average daily U.S. equity consolidated volumes increased 61.3%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $17.4 million, or 32.7%, to $35.9 million for the six months ended June 30, 2020, compared to $53.3 million for the six months ended June 30, 2019. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities loaned transactions driven by lower interest rates compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $98.2 million, or 44.6%, to $318.5 million for the six months ended June 30, 2020, compared to $220.3 million for the six months ended June 30, 2019. The increase was primarily attributable to the higher market volatility and trading volumes across major asset categories during the six months ended June 30, 2020 compared to the prior period, as well as the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through March 31, 2019 in the prior period. The ITG Acquisition brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services.

Other, net. Other, net increased $7.2 million, or 484.3%, to $5.7 million for the six months ended June 30, 2020, compared to $(1.5) million for the six months ended June 30, 2019. The increase was primarily due to a $5.1 million gain recognized on the minority investment in SBI Japannext (see Note 10 "Financial Assets and Liabilities" of Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for details on the SBI Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income increased $985.5 million, or 210.7%, to $1,453.2 million for the six months ended June 30, 2020, compared to $467.7 million for the six months ended June 30, 2019. This increase was primarily attributable to higher Trading income, net, driven by higher market volatility and trading volumes across major asset categories during the six months ended June 30, 2020 compared to the prior period. [Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility increased 314.8% and 237.0%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 50.5%.] There was also an increase in Commissions, net and technology services as a result of higher market volatility and trading volumes across major asset categories, and the ITG Acquisition. There were increases in Trading income, net in Global Equities of $798.6 million, and in Global FICC, Options and Other of $94.2 million, from the Market Making segment. There was also an increase of $92.7 million, or 59.3%, in the Execution Services segment. Adjusted Net Trading Income per day increased $7.9 million, or 210.8%, to $11.6 million for the six months ended June 30, 2020, compared to $3.7 million for the six months ended June 30, 2019. The number of trading days was 125 for both the six months ended June 30, 2020 and 2019, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $217.4 million, or 26.6%, to $1,035.8 million for the six months ended June 30, 2020, compared to $818.3 million for the six months ended June 30, 2019. The increase in operating expenses was primarily due to higher trading related expenses as a result of the increases in volumes traded during the six months ended June 30, 2020 compared to the prior period. Additionally, the results of ITG for the full first quarter of 2020 compared to the one-month results of ITG from the ITG Closing Date through March 31, 2019 in the prior period caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $190.2 million, or 101.7%, to $377.3 million for the six months ended June 30, 2020, compared to $187.1 million for the six months ended June 30, 2019. This increase was primarily attributable to an increase in volume we traded in Global Equities instruments and other asset categories. Within that, payments for order flow increased $116.1 million, or 246.1%, to $163.3 million for the six months ended June 30, 2020, compared to $47.2 million for the six months ended June 30, 2019. The increase was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, driven by high participation of retail investors in the market during the past six months compared to the prior year. We evaluate this category, representing direct costs associated with transacting our business in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $14.5 million, or 15.0%, to $110.7 million for the six months ended June 30, 2020, compared to $96.2 million for the six months ended June 30, 2019. This increase was primarily due to the additional connectivity and market data service subscriptions acquired as part of the ITG Acquisition and for additional telecommunication and networking services from activating our back-up facilities and enabling the majority of our employees to work from home. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $99.8 million, or 52.1%, to $291.3 million for the six months ended June 30, 2020, compared to $191.5 million for the six months ended June 30, 2019. The increase in compensation levels was primarily attributable to increased incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. Furthermore, we incurred additional compensation expense as a result of one-time cash bonuses awarded to certain employees to mitigate the effects of the COVID-19 pandemic. We have capitalized and therefore excluded employee compensation and benefits related to software development of $19.5 million and $16.7 million for the six months ended June 30, 2020 and 2019, respectively.

Interest and dividends expense. Interest and dividends expense decreased $11.9 million, or 14.5%, to $70.3 million for the six months ended June 30, 2020, compared to $82.2 million for the six months ended June 30, 2019. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $2.1 million, or 4.1%, to $48.9 million for the six months ended June 30, 2020, compared to $51.0 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization increased $2.8 million, or 9.0%, to $34.1 million for the six months ended June 30, 2020, compared to $31.3 million for the six months ended June 30, 2019. This increase was primarily attributable to an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $6.4 million, or 20.2%, to $37.9 million for the six months ended June 30, 2020, compared to $31.5 million for the six months ended June 30, 2019. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition.

Termination of office leases. Termination of office leases was $0.3 million for the six months ended June 30, 2020, compared to $65.2 million for the six months ended June 30, 2019. The decrease in termination of office leases was due to the impairment of operating lease right-of-use asset and leasehold improvements and fixed assets incurred in 2019 for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees increased $9.5 million, or 120.0%, to $17.4 million for the six months ended June 30, 2020, compared to $7.9 million for the six months ended June 30, 2019. This was primarily driven by a $188.5 million prepayment made during the six months ended June 30, 2020. The higher amount for the six months ended June 30, 2019 mainly reflects costs incurred related to the termination of the Existing Term Loan Facility (as defined below) in the first quarter of 2019.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $16.6 million, or 98.4%, to $0.3 million for the six months ended June 30, 2020, compared to $16.9 million for the six months ended June 30, 2019. The decrease was primarily attributable to the ITG Acquisition, for which we incurred significant transaction advisory fees during the first half of 2019. The decrease was partially offset by increases related to the Founder Member Loan Facility, and certain other borrowing arrangements, which we undertook to increase our available short term liquidity in response to the extraordinary volume and volatility environment during the quarter, driven largely by COVID-19 and responses.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $10.1 million, or 17.5%, to $47.4 million for the six months ended June 30, 2020, compared to $57.5 million for the six months ended June 30, 2019. This decrease was primarily attributable to the decrease in outstanding principal as a result of the First Lien Term Loan Facility and the Incremental Term Loans as discussed in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $147.2 million for the six months ended June 30, 2020, compared to a benefit from income taxes of $(13.7) million for the six months ended June 30, 2019. The change was primarily due to the income before income taxes and noncontrolling interest for the six months ended June 30, 2020, compared to a loss before taxes during the prior year period.

Liquidity and Capital Resources

General

As of June 30, 2020, we had $670.8 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2020, we had borrowings under our prime brokerage credit facilities of approximately $112.4 million, no borrowing outstanding under our broker dealer facilities, short-term bank overdrafts of $26.3 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,768.9 million. As of June 30, 2020, our regulatory capital requirements for domestic U.S. broker-dealer subsidiaries were $6.4 million, in aggregate.

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

As a result of the substantially elevated volume and volatility environment during the quarter attributable largely to the COVID-19 pandemic and governmental and other responses thereto, our trading activities both in our market making segment and in our execution services segment increased materially relative to the equivalent period in the prior year. This increase in our activity and our customers’ activity together with the extraordinary volatility during certain periods within the quarter has driven our short-term liquidity needs significantly higher as compared to prior periods, though these levels declined meaningfully during the quarter relative to their peaks in the first quarter of 2020. In order to manage these increased daily funding obligations, we have taken steps to increase available short-term liquidity and to reduce our short term funding requirements. Increases to our available short-term liquidity included entering into the Founder Member Loan Facility (as defined below), the Demand Loan (as defined below, which was fully repaid during the quarter) and certain changes to the Committed Broker Dealer Facility, each of which are described in further detail below as well as in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Steps taken to reduce our short-term funding requirements have included arranging for select clients trades to be cleared by another large financial institution, reducing limits on daily client trading activity on a client-by-client basis and selectively reducing our market making activities in certain asset classes or products.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of June 30, 2020, there was no outstanding principal balance on our broker-dealer facilities and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $112.4 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statement of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

On March 10, 2020, a broker-dealer subsidiary of the Company entered into a short term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the "Demand Loan") repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bears interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and owing. If an event of default occurs and is continuing, the lender may declare all loans immediately due and payable. The Demand Loan was repaid in full as of April 17, 2020.

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

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock, which number of shares will be increased to 10,000,000 if, at any time during the term of the Founder Member Facility, Founder Member Loans equal to or greater than $100 million remain outstanding for a certain period of time specified in the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, which in accordance with the terms of the Warrant, is the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised on or after May 22, 2020, the eleventh (11th) trading day following the date on which the Company publicly announced its earnings results for the first quarter of 2020, up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

The foregoing descriptions of the Founder Member Loan Facility and the Warrant do not purport to be complete and are qualified in its entirety by reference to the complete text of the Founder Member Loan Facility and the Warrant, which are filed as exhibits to the Company's quarterly report on Form 10-Q for the period ending March 31, 2020, filed with the Securities and Exchange Commission on May 11, 2020.

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

We were in compliance with all applicable covenants under the Amended Credit Agreement as of June 30, 2020.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
Net cash provided by (used in):	2020	2019
Operating activities	$499,277	$(377,325)
Investing activities	(36,693)	(864,384)
Financing activities	(483,897)	1,005,614
Effect of exchange rate changes on cash and cash equivalents	(3,952)	(2,391)
Net increase (decrease) in cash and cash equivalents	$(25,265)	$(238,486)

Operating Activities

Net cash provided by operating activities was $499.3 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $377.3 million for the six months ended June 30, 2019. The increase in net cash provided by operating activities was primarily attributable to increases in trading income, net for the six months ended June 30, 2020 compared to the prior period.

Investing Activities

Net cash used in investing activities was $36.7 million for the six months ended June 30, 2020, compared to net cash used in investing activities of $864.4 million for the six months ended June 30, 2019. The decrease in cash used in investing activities for the six months ended June 30, 2020 was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date during the same period of 2019. See Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities was $483.9 million for the six months ended June 30, 2020, while net cash provided by financing activities was $1,005.6 million for the six months ended June 30, 2019. The cash used in financing activities for the six months ended June 30, 2020 was primarily attributable to a $188.6 million prepayment on our long-term borrowings and by distributions made to noncontrolling interests of $164.4 million. The cash provided by financing activities of $1,005.6 million during the same period of 2019 reflect net proceeds from long-term borrowings associated with our entering into the Credit Agreement on the ITG Closing Date, as described above.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of June 30, 2020, and December 31, 2019, or on our results of operations and cash flows for the three and six months ended June 30, 2020 and 2019.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions and commission equivalents earned on institutional client orders, are recorded on a trade date basis, which is the point at which the performance obligation to the customer is satisfied. Under a commission management program, we allow institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As we act as an agent in these transactions, we record such expenses on a net basis within Commissions, net and technology services in the Condensed Consolidated Statements of Comprehensive Income. The Company recognizes the related revenue when the third-party research services are rendered and payments are made to the service provider.

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
(i)the commission value for each customer for the products and services it receives, which is priced using the value for similar stand-alone subscription arrangements; and
(ii)a calculated ratio of the commission value for the products and services relative to the total amount of commissions generated from the customer.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock, restricted stock awards ("RSAs") and restricted stock units. The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2020 and December 31, 2019 was $2.6 billion and $2.8 billion, respectively, in long positions and $2.8 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 15.3% and 27.8% of our revenues for the three months ended June 30, 2020 and 2019, respectively, and approximately 18.1% and 23.9% of our total revenues for the six months ended June 30, 2020 and 2019, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in revenues of $13.8 million and $10.4 million for the three months ended June 30, 2020 and 2019, respectively, and $34.6 million and $17.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Similar impacts have been experienced in every country in which we do business. The full impact this virus may have on the global financial markets and the overall economy is not currently known. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•Employees, including our senior executives, contracting COVID-19;
•Reductions in our operating effectiveness or efficiency as a significant number of our employees currently work from home and potential disruptions or adverse impacts as and when we implement a return to work policy for certain employees;
•Unprecedented volatility in global financial markets, which may increase the risk or potential magnitude of operational errors;
•Increases in liquidity needs, including but not limited to margin funding requirements with clearinghouses or prime brokers, for our business and challenges obtaining sufficient liquidity sources to meet such needs or requirements;
•Adverse impacts on our clients, counterparties, vendors and other business partners on whom we rely for order flow, funding, and critical technological or operational services and the potential increase in risk of counterparty default or insolvency event;
•Closures of our offices or the offices of our clients; and
•Travel restrictions limiting our ability to collaborate internally and engage with current and potential clients and counterparties externally.

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

Significant market volatility relating to the outbreak of the novel coronavirus (COVID-19) has significantly increased and could in the future significantly increase our liquidity needs, which could impact our business, financial condition and results of operations if we face challenges in obtaining liquidity.

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

As of June 30, 2020, under our BCP a significant majority of our global work force was working remotely, which may increase various risks to our business. These include the risks associated with a computer systems and software failure, cyber risks, capacity constraints, malfunctions and delays. Risks associated with trading operations, financial reporting, internal controls and other key functions and responsibilities may also be elevated, as employees rely on critical technologies to communicate and collaborate and perform core functions remotely. The risk of further disruption or adverse impact may also be heightened as and when governmental orders are lifted or relaxed and we begin to reintegrate our personnel and business into our office locations pursuant to our return to office policy.

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

Total share repurchases for the three months ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020
Class A Common Stock / Virtu Financial Units repurchases	1,668	21.93	N/A	N/A

May 1, 2020 - May 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	4,119	23.57	N/A	N/A

June 1, 2020 - June 30, 2020
Class A Common Stock / Virtu Financial Units repurchases	2,940	22.96	N/A	N/A
Total Common Stock / Virtu Financial Unit repurchases	8,727	$23.05	—	$—
(1) Comprises the repurchase of 8,727 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†
Employment Agreement, dated as of April 30, 2020, by and between Virtu Financial Operating LLC and Joseph Molluso (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001- 37352) filed on May 11, 2020).

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

Virtu Financial, Inc.

DATE:	August 7, 2020	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 7, 2020	By:	/s/ Alex Ioffe
Alex Ioffe
Chief Financial Officer