Form 10-Q
period 2020-09-30
Virtu Financial, Inc.
filed 2020-11-06
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of November 6, 2020
Class A common stock, par value $0.00001 per share	122,918,976
Class C common stock, par value $0.00001 per share	10,466,939
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2020
    Unless the context otherwise requires, the terms “we,” “us,” “our,” “Virtu” and the “Company” refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term “Virtu Financial” refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$567,677	$732,164
Cash restricted or segregated under regulations and other	98,285	41,116
Securities borrowed	1,325,843	1,928,763
Securities purchased under agreements to resell	17,413	143,032
Receivables from broker-dealers and clearing organizations	1,881,881	1,318,584
Trading assets, at fair value:
Financial instruments owned	2,208,147	2,068,734
Financial instruments owned and pledged	609,050	696,956
Receivables from customers	176,939	103,531
Property, equipment and capitalized software (net of accumulated depreciation of $443,770 and $457,229 as of September 30, 2020 and December 31, 2019, respectively)	116,550	116,089
Operating lease right-of-use assets	287,069	314,526
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $165,417 and $219,239 as of September 30, 2020 and December 31, 2019, respectively)	473,317	529,638
Deferred tax assets	192,467	214,671
Other assets ($66,805 and $48,966, at fair value, as of September 30, 2020 and December 31, 2019, respectively)	339,161	252,640
Total assets	$9,442,725	$9,609,370

Liabilities and equity
Liabilities
Short-term borrowings	$123,993	$73,486
Securities loaned	705,789	1,600,099
Securities sold under agreements to repurchase	466,995	340,742
Payables to broker-dealers and clearing organizations	675,032	826,750
Payables to customers	141,980	89,719
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,790,135	2,497,958
Tax receivable agreement obligations	255,996	269,282
Accounts payable, accrued expenses and other liabilities	508,543	399,168
Operating lease liabilities	330,626	365,364
Long-term borrowings	1,636,829	1,917,866
Total liabilities	7,635,918	8,380,434

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 125,059,325 and 120,435,912 shares, Outstanding — 122,880,554 and 118,257,141 shares at September 30, 2020 and December 31, 2019, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 10,466,939 and 12,887,178 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2020 and December 31, 2019, respectively	1	1
Treasury stock, at cost, 2,178,771 and 2,178,771 shares at September 30, 2020 and December 31, 2019, respectively	(55,005)	(55,005)
Additional paid-in capital	1,143,149	1,077,398
Retained earnings (accumulated deficit)	343,817	(90,374)
Accumulated other comprehensive income (loss)	(35,203)	(647)
Total Virtu Financial Inc. stockholders' equity	1,396,760	931,374

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Noncontrolling interest	410,047	297,562
Total equity	1,806,807	1,228,936

Total liabilities and equity	$9,442,725	$9,609,370
See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Trading income, net	$441,295	$220,148	$1,987,756	$683,611
Interest and dividends income	10,932	23,352	46,788	76,645
Commissions, net and technology services	133,853	139,627	452,333	359,894
Other, net	70,032	(787)	75,758	(2,277)
Total revenue	656,112	382,340	2,562,635	1,117,873

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	196,448	98,789	573,769	285,890
Communication and data processing	51,647	59,767	162,336	156,004
Employee compensation and payroll taxes	35,798	90,595	327,091	282,135
Interest and dividends expense	27,374	34,546	97,656	116,739
Operations and administrative	24,612	25,333	73,480	76,293
Depreciation and amortization	16,656	17,598	50,728	48,859
Amortization of purchased intangibles and acquired capitalized software	18,265	18,908	56,177	50,436
Termination of office leases	60	1,278	343	66,490
Debt issue cost related to debt refinancing, prepayment and commitment fees	9,916	—	27,282	7,894
Transaction advisory fees and expenses	2,463	7,163	2,737	24,074
Financing interest expense on long-term borrowings	20,358	34,191	67,764	91,669
Total operating expenses	403,597	388,168	1,439,363	1,206,483
Income (loss) before income taxes and noncontrolling interest	252,515	(5,828)	1,123,272	(88,610)
Provision for (benefit from) income taxes	52,807	(644)	200,044	(14,322)
Net income (loss)	199,708	(5,184)	923,228	(74,288)
Noncontrolling interest	(82,999)	872	(386,311)	33,412

Net income (loss) available for common stockholders	$116,709	$(4,312)	$536,917	$(40,876)

Earnings (loss) per share
Basic	$0.92	$(0.04)	$4.31	$(0.38)
Diluted	$0.92	$(0.04)	$4.29	$(0.38)

Weighted average common shares outstanding
Basic	122,686,931	117,548,769	121,328,895	112,602,934
Diluted	123,772,005	117,548,769	121,939,839	112,602,934

Net income (loss)	$199,708	$(5,184)	$923,228	$(74,288)
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	7,812	(7,197)	3,860	(10,057)
Net change in unrealized cash flow hedges gain (loss), net of taxes	314	—	(64,425)	—
Comprehensive income (loss)	207,834	(12,381)	862,663	(84,345)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(86,761)	3,598	(360,302)	37,221
Comprehensive income (loss) attributable to common stockholders	$121,073	$(8,783)	$502,361	$(47,124)

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2020 and 2019

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	1,854,961	—	—	—	—	—	—	—	21,357	—	—	21,357	—	21,357
Treasury stock purchases	(642,869)	—	—	—	—	—	—	—	—	(9,801)	—	(9,801)	—	(9,801)
Stock options exercised	213,129	—	—	—	—	—	—	—	3,206	—	—	3,206	—	3,206
Warrants issued	—	—	—	—	—	—	—	—	11,486	—	—	11,486	—	11,486
Net income (loss)	—	—	—	—	—	—	—	—	—	221,069	—	221,069	167,169	388,238
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,884)	(5,884)	(4,512)	(10,396)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(31,468)	(31,468)	(24,134)	(55,602)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(19,165)	(19,165)
Dividends	—	—	—	—	—	—	—	—	—	(29,602)	—	(29,602)	—	(29,602)
Issuance of common stock in connection with employee exchanges	724,327	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(724,327)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	122,585,460	$1	12,162,851	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,113,447	$91,292	$(37,999)	$1,111,737	$416,920	$1,528,657
Share based compensation	36,771	—	—	—	—	—	—	—	7,839	—	—	7,839	—	7,839
Treasury stock purchases	(8,727)	—	—	—	—	—	—	—	—	(360)	—	(360)	—	(360)
Stock options exercised	404,794	—	—	—	—	—	—	—	7,691	—	—	7,691	—	7,691
Net income (loss)	—	—	—	—	—	—	—	—	—	199,142	—	199,142	136,143	335,285
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,674	3,674	2,770	6,444
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(5,242)	(5,242)	(3,895)	(9,137)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(145,211)	(145,211)
Dividends	—	—	—	—	—	—	—	—	—	(30,201)	—	(30,201)	—	(30,201)
Issuance of common stock in connection with employee exchanges	1,635,912	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,635,912)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	124,654,210	$1	10,526,939	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,128,977	$259,873	$(39,567)	$1,294,280	$406,727	$1,701,007
Share based compensation	234,981	—	—	—	—	—	—	—	10,568	—	—	10,568	—	10,568
Treasury stock purchases	(79,570)	—	—	—	—	—	—	—	—	(2,418)	—	(2,418)	—	(2,418)
Stock options exercised	189,704	—	—	—	—	—	—	—	3,604	—	—	3,604	—	3,604
Net income	—	—	—	—	—	—	—	—	—	116,709	—	116,709	82,999	199,708
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	4,213	4,213	3,599	7,812
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	151	151	163	314
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(83,441)	(83,441)
Dividends	—	—	—	—	—	—	—	—	—	(30,347)	—	(30,347)	—	(30,347)
Issuance of common stock in connection with employee exchanges	60,000	—	—	—	—	—	—	—	—	—	—	—	—	—

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(60,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	125,059,325	$1	10,466,939	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,143,149	$343,817	$(35,203)	$1,396,760	$410,047	$1,806,807

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	965,421	—	—	—	—	—	—	—	30,764	—	—	30,764	—	30,764
Treasury stock purchases	(325,195)	—	—	—	—	—	—	—	—	(8,805)	—	(8,805)	—	(8,805)
Stock options exercised	86,224	—	—	—	—	—	—	—	859	—	—	859	—	859
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,673)	—	(6,673)	(6,946)	(13,619)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)	(1,608)	(3,744)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(37,196)	(37,196)
Dividends	—	—	—	—	—	—	—	—	—	(26,312)	—	(26,312)	—	(26,312)
Issuance of common stock in connection with employee exchanges	240,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(240,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2019	109,921,498	$1	13,509,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,042,091	$54,723	$(2,218)	$1,039,593	$397,053	$1,436,646
Share based compensation	257,750	—	—	—	—	—	—	—	16,443	—	—	16,443	—	16,443
Repurchase of Class C common stock	—	—	(3,584)	—	—	—	—	—	—	(96)	—	(96)	—	(96)
Treasury stock purchases	(90,852)	—	—	—	—	—	—	—	—	(2,093)	—	(2,093)	—	(2,093)
Stock options exercised	35,120	—	—	—	—	—	—	—	72	—	—	72	—	72
Net income (loss)	—	—	—	—	—	—	—	—	—	(29,891)	—	(29,891)	(25,594)	(55,485)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	548	548	336	884
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(14,891)	(14,891)
Dividends	—	—	—	—	—	—	—	—	—	(28,592)	—	(28,592)	—	(28,592)
Issuance of common stock in connection with employee exchanges	367,900	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(367,900)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(644)	—	—	(644)	—	(644)
Balance at June 30, 2019	119,491,416	$1	13,138,402	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,057,587	$(5,949)	$(1,670)	$994,965	$356,904	$1,351,869
Share based compensation	227,579	—	—	—	—	—	—	—	12,536	—	—	12,536	—	12,536
Treasury stock purchases	(57,890)	—	—	—	—	—	—	—	—	(1,167)	—	(1,167)	—	(1,167)
Net income	—	—	—	—	—	—	—	—	—	(4,312)	—	(4,312)	(872)	(5,184)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,316)	(4,316)	(2,881)	(7,197)

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(25,448)	(25,448)
Dividends	—	—	—	—	—	—	—	—	—	(28,692)	—	(28,692)	—	(28,692)
Issuance of common stock in connection with employee exchanges	233,877	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(233,877)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2019	119,894,982	$1	12,904,525	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,070,123	$(40,120)	$(5,986)	$969,014	$327,703	$1,296,717

See accompanying notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$923,228	$(74,288)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,728	48,859
Amortization of purchased intangibles and acquired capitalized software	56,177	50,436
Debt issue cost related to debt refinancing and prepayment	7,555	7,896
Amortization of debt issuance costs and deferred financing fees	24,164	9,513
Termination of office leases	343	66,490
Share-based compensation	37,510	55,690
Deferred taxes	22,204	11,595
Gain on sale of MATCHNow	(58,652)	—
Other	(14,750)	(22,623)
Changes in operating assets and liabilities (1):
Securities borrowed	602,920	(166,075)
Securities purchased under agreements to resell	125,619	(3,330)
Receivables from broker-dealers and clearing organizations	(563,297)	(134,170)
Trading assets, at fair value	(51,507)	(34,392)
Receivables from customers	(73,408)	(133,844)
Operating lease right-of-use assets	27,457	(246,555)
Other assets	(67,469)	(31,740)
Securities loaned	(894,310)	(54,381)
Securities sold under agreements to repurchase	126,253	(78)
Payables to broker-dealers and clearing organizations	(216,143)	305,065
Payables to customers	52,261	(9,020)
Trading liabilities, at fair value	292,177	(226,474)
Operating lease liabilities	(34,738)	270,407
Accounts payable, accrued expenses and other liabilities	109,276	(35,203)
Net cash provided by (used in) operating activities	483,598	(346,222)

Cash flows from investing activities
Development of capitalized software	(27,463)	(25,638)
Acquisition of property and equipment	(21,717)	(17,101)
Proceeds from sale of MATCHNow	60,592	—
ITG Acquisition, net of cash acquired, described in Note 3	—	(835,581)
Investment in joint ventures	(7,968)	(4,500)
Net cash provided by (used in) investing activities	3,444	(882,820)

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(247,816)	(77,535)
Dividends	(90,150)	(83,596)
Repurchase of Class C common stock	—	(96)
Purchase of treasury stock	(12,579)	(12,065)
Stock options exercised	14,502	931
Short-term borrowings, net	49,388	63,748
Proceeds from long-term borrowings	—	1,492,500
Repayment of long term borrowings	(288,500)	(450,000)
Tax receivable agreement obligations	(13,286)	—
Debt issuance costs	(9,779)	(35,702)
Issuance of common stock in connection with secondary offering, net of offering costs	—	(375)
Net cash provided by (used in) financing activities	(598,220)	897,810

Effect of exchange rate changes on cash and cash equivalents	3,860	(9,996)

Net increase (decrease) in cash and cash equivalents	(107,318)	(341,228)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash, cash equivalents, and restricted or segregated cash, beginning of period	773,280	736,047
Cash, cash equivalents, and restricted or segregated cash, end of period	$665,962	$394,819

Supplementary disclosure of cash flow information
Cash paid for interest	$137,750	$127,477
Cash paid for taxes	207,387	5,003

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	9,672	1,434
Non-cash financing activities
Tax receivable agreement described in Note 6	—	(644)
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

Virtu Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2020, VFI owned approximately 64.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Virtu Financial’s principal U.S. subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. As part of the Company's integration efforts, the Company consolidated the operations of its other historical U.S. broker-dealer subsidiaries. Specifically, the broker-dealer activities of Virtu Financial BD LLC ("VFBD") and Virtu Financial Capital Markets LLC ("VFCM") were consolidated within VAL as of December 31, 2019 and the SEC registrations were withdrawn in March 2020. Subsequently, the Company consolidated the broker-dealer activities of Virtu ITG LLC ("VITG") and Virtu Alternet Securities ("VALT") within VAL as of June 1, 2020 and the SEC registrations were withdrawn in August 2020. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

On August 4, 2020, the Company completed the disposition of the MATCHNow business pursuant to a previously announced agreement with Cboe Global Markets, Inc., resulting in a gain of approximately $56.2 million, with contingent consideration of up to approximately $23.0 million, conditioned on future performance of MATCHNow. See Note 4 "Sale of MATCHNow" for further details.

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

Effective for the quarter ended June 30, 2020, the Company has changed the presentation of its Condensed Consolidated Statements of Comprehensive Income. As a result, the Company made the following reclassifications to prior period amounts to be consistent with current period presentation. For the three and nine months ended September 30, 2019, respectively, the Company reclassified $24.5 million and $71.7 million of Payments for order flow to Brokerage, exchange, clearance fees and payments for order flow, net, previously reported as Brokerage, exchange and clearance fees, net. Brokerage, exchange and clearance fees, net and Payments for order flow both represent costs associated with transacting trades. For the three and nine months ended September 30, 2019, respectively, the Company reclassified $3.0 million and $8.9 million of sublease income from Other, net to Operations and administrative to net with other occupancy costs within Operations and administrative.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in Operating lease right-of-use ("ROU") assets and Operating lease liabilities on the Condensed Consolidated Statements of Financial Condition. Operating lease ROU assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Lease expense related to the leasing of corporate office space is recorded in Operations and Administrative expenses on the Condensed Consolidated Statement of Comprehensive Income. Lease expense related to the leasing of data centers and other technology is recorded in Communication and Data Processing on the Condensed Consolidated Statement of Comprehensive Income. Certain of the Company's lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component. The Company nets its sublease income against corresponding lease expenses within Operations and Administrative expenses on the Condensed Consolidated Statement of Comprehensive Income.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2020, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

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

Trading Income, net

Trading income, net is composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased are recorded on the trade date and reported on a net basis in the Condensed Consolidated Statements of Comprehensive Income.

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

The provision for income tax comprises current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. The deferred tax assets are recognized in full and then reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be recognized.

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

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). The Company’s OCI comprises foreign currency translation adjustments and mark-to-market gains and losses on the Company's derivative instruments designated as hedging instruments under ASC 815.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2020, the Company held noncontrolling interests of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2020, the Company held approximately a 10% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the US. As of September 30, 2020, the Company held approximately a 14.1% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$31,683	$—	$31,683	$185,931
The following table presents the Company’s nonconsolidated VIEs at December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,579	$—	$28,579	$119,051

Accounting Pronouncements, Recently Adopted

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in ASC Topic 820, Fair Value Measurement. Disclosure requirements were eliminated for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Disclosure requirements were modified for liquidation of investments in certain entities that calculate net asset value, and for measurement uncertainty disclosures. Disclosure requirements were added for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU on January 1, 2020. The updated disclosures are included in Note 11 “Financial Assets and Liabilities”.

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

Measurement of Credit Losses on Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses will be generally recognized earlier than under previous U.S. GAAP.

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

Accounting Pronouncements, Not Yet Adopted as of September 30, 2020

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

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity and updates selected EPS guidance. The ASU is effective for periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new standard on its Condensed Consolidated Financial Statements and related disclosures.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (as amended from time to time, the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) a senior secured first lien term loan in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. The Credit Agreement was subsequently amended as described further in Note 10 “Borrowings”. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

Accounting treatment of the ITG Acquisition

The ITG Acquisition has been accounted for as a business combination pursuant to ASC 805, Business Combinations by the Company using the acquisition method of accounting. Under the acquisition method, the assets and liabilities of ITG, as of the ITG Closing Date, were recorded at their respective fair values and added to the carrying value of the Company's existing assets and liabilities. The reported financial condition and results of operations of the Company for the periods following the ITG Closing Date reflect ITG's and the Company's balances and reflect the impact of purchase accounting adjustments. As the Company is the accounting acquirer, the financial results for the nine months ended September 30, 2019 comprise the results of the Company for the entire applicable period and the results of ITG from the ITG Closing Date through September 30, 2019. All periods prior to the ITG Closing Date comprise solely the results of the Company.

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

4. Sale of MATCHNow
In May 2020, the Company entered into a Securities Purchase Agreement ("SPA") with Cboe Global Markets, Inc. (“CBOE”) pursuant to which the Company agreed to sell 100% of the outstanding interests in TriAct Canada Marketplace LP and TCM Corp., which operate an equities alternative trading system (“MATCHNow”) in Canada. Pursuant to the terms of the SPA, the Company also agreed to enter into a licensing agreement for the licensing of certain software and intellectual property used in support of MATCHNow.

On August 4, 2020 (the "MATCHNow Closing Date"), the Company completed the sale of MATCHNow to CBOE for total gross proceeds of $60.6 million in cash, with additional contingent consideration of up to approximately $23.0 million. The Company incurred one-time transaction costs including professional fees related to the sale of $2.5 million, which were recorded in Transaction advisory fees and expenses on the Condensed Consolidated Statement of Comprehensive Income. The Company recognized a gain on sale of $56.2 million, which was recorded in Other, net on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020.

A summary of the carrying value of MATCHNow and gain on sale of MATCHNow is as follows:

(in thousands)
Total sale proceeds received	$60,592
Total carrying value of MATCHNow as of MATCHNow Closing Date	(1,940)
Gain on sale of MATCHNow	58,652
Transaction costs	(2,453)
Gain on sale of MATCHNow, net of transaction costs	$56,199

Contingent consideration will be earned based on the future performance of MATCHNow following the Closing Date. Deferred payments will be assessed quarterly until December 31, 2022 and recorded in Other, net on the Condensed Consolidated Statement of Comprehensive Income when the contingency is resolved and payments become payable by CBOE.
In addition, the Company entered into a Transition Services Agreement ("TSA") with CBOE, pursuant to which the Company agreed to provide certain telecom and general and administrative services for a defined period. Income from performing services under the TSA will be recorded in Other, net on the Condensed Consolidated Statement of Comprehensive Income.
With the licensing of certain software and intellectual property associated with MATCHNow, the Company performed an assessment of impairment of long-lived intangible assets acquired in connection with the ITG acquisition, of which MATCHNow technology was a component. No impairment was recognized for the three and nine months ended September 30, 2020.

5. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income (loss) before income taxes and noncontrolling interest	$252,515	$(5,828)	$1,123,272	$(88,610)
Provision for (benefit from) income taxes	52,807	(644)	200,044	(14,322)
Net income (loss)	199,708	(5,184)	923,228	(74,288)

Noncontrolling interest	(82,999)	872	(386,311)	33,412

Net income (loss) available for common stockholders	116,709	$(4,312)	$536,917	$(40,876)
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$116,709	$(4,312)	$536,917	$(40,876)
Less: Dividends and undistributed earnings allocated to participating securities	(3,417)	(461)	(14,210)	(1,368)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	113,292	(4,773)	522,707	(42,244)

Weighted average shares of common stock outstanding:
Class A	122,686,931	117,548,769	121,328,895	112,602,934

Basic earnings (loss) per share	$0.92	$(0.04)	$4.31	$(0.38)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2020	2019	2020	2019
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$113,292	$(4,773)	$522,707	$(42,244)

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	122,686,931	117,548,769	121,328,895	112,602,934
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan (1)	1,085,074	—	610,944	—
	123,772,005	117,548,769	121,939,839	112,602,934

Diluted earnings (loss) per share	$0.92	$(0.04)	$4.29	$(0.38)

(1)The dilutive impact excludes from the computation of earnings (loss) per share for the three and nine months ended September 30, 2019, respectively, 205,683 and 574,047 unexercised stock options and 221,837 and 264,866 restricted stock units issuable pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan because the inclusion of these instruments would have been anti-dilutive.

6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Condensed Consolidated Statement of Financial Condition, which amounted to $256.0 million and $269.3 million as of September 30, 2020 and December 31, 2019, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, and its third payment of $13.3 million in March 2020.

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

In connection with the employee exchanges and May 2018 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 18 “Capital Structure”, the Company recorded an additional deferred tax asset of $78.7 million and a payment liability pursuant to the tax receivable agreements of $79.7 million, with the $1.0 million difference recorded as a decrease to additional paid-in capital during the year ended December 31, 2018.

In connection with the employee exchanges and May 2019 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 18 “Capital Structure”, the Company recorded an additional deferred tax asset of $49.1 million and payment liability pursuant to the tax receivable agreements of $54.9 million, with the $5.8 million difference recorded as a decrease to additional paid-in capital during the year ended December 31, 2019.

At September 30, 2020 and December 31, 2019, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $184.2 million and $197.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $256.0 million and $269.3 million, respectively. The amounts recorded as of September 30, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

7. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2020 and December 31, 2019, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2020 or 2019.

The following table presents the details of goodwill by segment as of September 30, 2020 and December 31, 2019:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of September 30, 2020 and December 31, 2019, the Company's total amount of intangible assets recorded was $473.3 million and $529.6 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	486,600	(82,338)	404,262	10	to	12
Technology	136,000	(76,838)	59,162	1	to	6
Favorable occupancy leases	5,895	(2,641)	3,254	3	to	15
Exchange memberships	4,739	—	4,739	Indefinite
Trade name	3,600	(1,900)	1,700		3
ETF issuer relationships	950	(850)	100		9
ETF buyer relationships	950	(850)	100		9
	$638,734	$(165,417)	$473,317

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	486,600	(46,456)	440,144	10	to	12
Technology	136,000	(58,203)	77,797	1	to	6
Purchased technology	110,000	(110,000)	—	1.4	to	2.5
Favorable occupancy leases	5,895	(2,040)	3,855	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
Trade name	3,600	(1,000)	2,600		3
ETF issuer relationships	950	(770)	180		9
ETF buyer relationships	950	(770)	180		9
	$748,877	$(219,239)	$529,638

Amortization expense relating to finite-lived intangible assets was approximately $18.3 million and $18.9 million for the three months ended September 30, 2020 and 2019, respectively, and $56.2 million and $50.4 million for the nine months ended September 30, 2020 and 2019, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the remaining current year and five subsequent years:

(in thousands)	September 30, 2020
Remainder of 2020	$18,076
2021	69,676
2022	64,852
2023	63,960
2024	50,845
2025	47,879

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Assets
Due from prime brokers	$643,089	$418,059
Deposits with clearing organizations	386,460	231,977
Net equity with futures commission merchants	207,213	267,748
Unsettled trades with clearing organizations	392,349	214,618
Securities failed to deliver	228,677	178,324
Commissions and fees	24,093	7,858
Total receivables from broker-dealers and clearing organizations	$1,881,881	$1,318,584

Liabilities
Due to prime brokers	$330,078	$511,524
Net equity with futures commission merchants	69,480	50,950
Unsettled trades with clearing organizations	178,361	118,286
Securities failed to receive	93,973	144,494
Commissions and fees	3,140	1,496
Total payables to broker-dealers and clearing organizations	$675,032	$826,750

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 10 “Borrowings”) of approximately $163.6 million and $134.3 million as of September 30, 2020 and December 31, 2019, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2020 and December 31, 2019, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	September 30, 2020	December 31, 2019
Securities received as collateral:
Securities borrowed	$1,288,866	$1,881,005
Securities purchased under agreements to resell	17,397	142,922
	$1,306,263	$2,023,927
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Equities	$599,350	$654,366
Exchange traded notes	9,700	42,590
	$609,050	$696,956

10. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$78,000	$(981)	$77,019
Short-term bank loans	46,974	—	46,974
	$124,974	$(981)	$123,993

	December 31, 2019
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$30,000	$(2,100)	$27,900
Short-term bank loans	45,586	—	45,586
	$75,586	$(2,100)	$73,486

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

On March 20, 2020, VAL, a broker-dealer subsidiary of the Company, entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020 (the "Founder Member Loan Term"). The Founder Member Loan Facility Term expired as of September 20, 2020 without VAL having borrowed any Founder Member Loans at any time. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Loan Agreement, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 18 “Capital Structure”. The foregoing description of the Founder Member Loan Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the Founder Member Loan Facility, which is filed as an exhibit to the Company's 2020 quarterly report on Form 10-Q for the period ended March 31, 2020 filed with Securities and Exchange Commission on May 11, 2020.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition.

	At September 30, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.09%	$400,000	$78,000	$(981)	$77,019
Committed facility	1.41%	600,000	—	—	—
		$1,000,000	$78,000	$(981)	$77,019

	At December 31, 2019
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.55%	$200,000	$30,000	$(2,100)	$27,900
Committed facility	3.01%	600,000	—	—	—
		$800,000	$30,000	$(2,100)	$27,900

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Broker-dealer credit facilities:
Uncommitted facility	$244	$327	$1,007	$688
Committed facility	71	138	433	393
Demand Loan	—	—	211	—
	$315	$465	$1,651	$1,081

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2020, there was $47.0 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.0%. At December 31, 2019, there was $45.6 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.5%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statement of Financial Condition.

First Lien Revolving Facility

The Company's Amended Credit Agreement (as defined below) provides for a $50.0 million senior secured first lien revolving facility. There were no outstanding borrowings under the facility as of September 30, 2020 or December 31, 2019. There was minimal interest expense in relation to this facility for the three months ended September 30, 2020 and $0.4 million for the nine months ended September 30, 2020.

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

	At September 30, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.81%	$616,000	$163,592
		$616,000	$163,592

	At December 31, 2019
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	4.22%	$586,000	$134,331
		$586,000	$134,331

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $1.2 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $3.8 million and $5.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.15%	$1,636,512	$(4,953)	$(27,653)	$1,603,906
SBI bonds	January 2023	5.00%	33,182	—	(259)	32,923
			$1,669,694	$(4,953)	$(27,912)	$1,636,829

		At December 31, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	5.20%	$1,925,000	$(6,795)	$(32,513)	$1,885,692
SBI bonds	January 2023	5.00%	32,225	—	(51)	32,174
			$1,957,225	$(6,795)	$(32,564)	$1,917,866

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

Under the Amended Credit Agreement, term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022. During the year ended December 31, 2019, $100.0 million was repaid under the First Lien Term Loan Facility. In August of 2020, an additional $100 million was repaid under this facility. As of September 30, 2020, $1,637 million was outstanding under the First Lien Term Loan Facility.

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

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH previously entered into the Fourth Amended and Restated Credit Agreement which, upon the closing of the Acquisition of KCG, provided for an aggregate $1,150.00 million of first lien secured term loans (the “KCG Acquisition Term Loan Facility”). The KCG Acquisition Term Loan Facility was fully terminated following its repayment in full with the proceeds of the First Lien Term Loan Facility described above.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in SBI (as described in Note 11 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($33.2 million) as of September 30, 2020 and ¥3.5 billion ($32.2 million) as of December 31, 2019. The Company recorded a loss of $0.8 million and a gain of $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and a loss of $1.0 million and a loss of $0.5 million during the nine months ended September 30, 2020 and 2019, respectively, due to changes in foreign currency rates.

As of September 30, 2020, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2020
2020	$—
2021	—
2022	—
2023	33,182
2024	—
Thereafter	1,636,512
Total principal of long-term borrowings	$1,669,694

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2020:

	September 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$547,871	$1,153,213	$—	$—	$1,701,084
U.S. and Non-U.S. government obligations	177,614	35,772	—	—	213,386
Corporate Bonds	—	248,789	—	—	248,789
Exchange traded notes	49	17,888	—	—	17,937
Currency forwards	—	675,533	—	(662,412)	13,121
Options	13,830	—	—	—	13,830
	739,364	2,131,195	—	(662,412)	2,208,147

Financial instruments owned, pledged as collateral:
Equity securities	285,893	313,457	—	—	599,350
Exchange traded notes	10	9,690	—	—	9,700
	285,903	323,147	—	—	609,050

Other Assets
Equity investment	—	—	64,703	—	64,703
Exchange stock	2,102	—	—	—	2,102
	2,102	—	64,703	—	66,805

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,034,326.0	$1,259,762.0	$—	$—	$2,294,088.0
U.S. and Non-U.S. government obligations	107,513	2,265	—	—	109,778
Corporate Bonds	—	365,871	—	—	365,871
Exchange traded notes	20	6,200	—	—	6,220
Currency forwards	—	654,666	—	(654,672)	(6)
Options	14,184	—	—	—	14,184
	1,156,043	2,288,764	—	(654,672)	2,790,135

Payables to broker dealers and clearing organizations:
Interest rate swap	—	69,355	—	—	69,355

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2019:

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$600,259	$1,080,518	$—	$—	$1,680,777
U.S. and Non-U.S. government obligations	106,690	20,847	—	—	127,537
Corporate Bonds	—	171,591	—	—	171,591
Exchange traded notes	243	48,894	—	—	49,137
Currency forwards	—	242,552	—	(211,398)	31,154
Options	8,538	—	—	—	8,538
	715,730	1,564,402	—	(211,398)	2,068,734
Financial instruments owned, pledged as collateral:
Equity securities	362,439	291,927	—	—	654,366
U.S. and Non-U.S. government obligations	—	—	—	—	—
Exchange traded notes	12	42,578	—	—	42,590
	362,451	334,505	—	—	696,956
Other Assets
Equity investment	—	—	46,245	—	46,245
Exchange stock	2,721	—	—	—	2,721
	2,721	—	46,245	—	48,966

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	1,022,814	1,163,888	—	—	2,186,702
U.S. and Non-U.S. government obligations	39,091	2,713	—	—	41,804
Corporate Bonds	—	244,700	—	—	244,700
Exchange traded notes	15	21,631	—	—	21,646
Currency forwards	—	196,554	—	(196,535)	19
Options	3,087	—	—	—	3,087
	$1,065,007	$1,629,486	$—	$(196,535)	$2,497,958
SBI Investment

The Company has a minority investment (the “SBI Investment”) in SBI Japannext Co., Ltd. (“SBI”), a proprietary trading system based in Tokyo. In connection with the SBI Investment, the Company issued the SBI Bonds (as described in Note 10 “Borrowings”) and used the proceeds to partially finance the transaction. The SBI Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2020, the fair value of the SBI Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the SBI Investment:

	September 30, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$64,703	Discounted cash flow	Estimated revenue growth	(7.6)% - 20.0%	7.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.9x - 22.7x	16.9x

Changes in the fair value of the SBI Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2020
(in thousands)	Balance at June 30, 2020	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2020
Assets
Other assets:
Equity investment	$51,599	$—	$13,104	$—	$—	$64,703	$13,104
Total	$51,599	$—	$13,104	$—	$—	$64,703	$13,104
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 10 “Borrowings” for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the SBI Investment.

	Three Months Ended September 30, 2019
(in thousands)	Balance at June 30, 2019	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2019
Assets
Other assets:
Equity investment	$46,351	$—	$(71)	$—	$—	$46,280	$(71)
Total	$46,351	$—	$(71)	$—	$—	$46,280	$(71)

	Nine Months Ended September 30, 2020
(in thousands)	Balance at December 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2020
Assets
Other assets:
Equity investment	$46,245	$—	$18,458	$—	$—	$64,703	$18,458
Total	$46,245	$—	$18,458	$—	$—	$64,703	$18,458
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 10 “Borrowings” for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the SBI Investment.

	Nine Months Ended September 30, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$424	$—	$—	$46,280	$424
Total	$45,856	$—	$424	$—	$—	$46,280	$424

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2020:

	September 30, 2020
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$567,677	$567,677	$567,677	$—	$—
Cash restricted or segregated under regulations and other	98,285	98,285	98,285	—	—
Securities borrowed	1,325,843	1,325,843	—	1,325,843	—
Securities purchased under agreements to resell	17,413	17,413	—	17,413	—
Receivables from broker-dealers and clearing organizations	1,881,881	1,881,881	481,664	1,400,217	—
Receivables from customers	$176,939	$176,939	$—	$176,939	$—
Total Assets	4,068,038	4,068,038	1,147,626	2,920,412	—

Liabilities
Short-term borrowings	123,993	124,974	—	124,974	—
Long-term borrowings	1,636,829	1,663,556	—	1,663,556	—
Securities loaned	705,789	705,789	—	705,789	—
Securities sold under agreements to repurchase	466,995	466,995	—	466,995	—
Payables to broker-dealers and clearing organizations (1)	675,032	675,032	(1,804)	676,836	—
Payables to customers	141,980	141,980	—	141,980	—
Total Liabilities	$3,750,618	$3,778,326	$(1,804)	$3,780,130	$—
(1) Payables to broker-dealers and clearing organizations includes interest rate swap carried at fair value.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$732,164	$732,164	$732,164	$—	$—
Cash restricted or segregated under regulations and other	41,116	41,116	41,116	—	—
Securities borrowed	1,928,763	1,928,763	—	1,928,763	—
Securities purchased under agreements to resell	143,032	143,032	—	143,032	—
Receivables from broker-dealers and clearing organizations	1,318,584	1,318,584	40,842	1,277,742	—
Total Assets	4,163,659	4,163,659	814,122	3,349,537	—

Liabilities
Short-term borrowings	73,486	75,586	—	75,586	—
Long-term borrowings	1,917,866	1,966,850	—	1,966,850	—
Securities loaned	1,600,099	1,600,099	—	1,600,099	—
Securities sold under agreements to repurchase	340,742	340,742	—	340,742	—
Payables to broker dealer and clearing organizations	826,750	826,750	49,514	777,236	—
Total Liabilities	$4,758,943	$4,810,027	$49,514	$4,760,513	$—

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,325,843	$—	$1,325,843	$(1,288,866)	$(8,622)	$28,355
Securities purchased under agreements to resell	17,413	—	17,413	(17,397)	—	16
Trading assets, at fair value:
Currency forwards	675,533	(662,412)	13,121	—	—	13,121
Options	13,830	—	13,830	—	(13,830)	—
Total	$2,032,619	$(662,412)	$1,370,207	$(1,306,263)	$(22,452)	$41,492

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$705,789	$—	$705,789	$(688,932)	$(8,622)	$8,235
Securities sold under agreements to repurchase	466,995	—	466,995	(466,835)	—	160
Payable to broker-dealers and clearing organizations
Interest rate swaps	69,355	—	69,355	—	(68,897)	458
Trading liabilities, at fair value:
Currency forwards	654,666	(654,672)	(6)	—	—	(6)
Options	14,184	—	14,184	—	(13,830)	354
Total	$1,910,989	$(654,672)	$1,256,317	$(1,155,767)	$(91,349)	$9,201

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,928,763	$—	$1,928,763	$(1,881,005)	$(15,280)	$32,478
Securities purchased under agreements to resell	143,032	—	143,032	(142,922)	—	110
Trading assets, at fair value:
Currency forwards	242,552	(211,398)	31,154	—	—	31,154
Options	8,538	—	8,538	(8,537)	—	1
Total	$2,322,885	$(211,398)	$2,111,487	$(2,032,464)	$(15,280)	$63,743

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Gross Amounts Not Offset in the Consolidated Statement of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,600,099	$—	$1,600,099	$(1,552,146)	$(15,281)	$32,672
Securities sold under agreements to repurchase	340,742	—	340,742	(340,718)	—	24
Trading liabilities, at fair value:
Currency forwards	196,554	(196,535)	19	—	—	19
Options	3,087	—	3,087	(3,087)	—	—
Total	$2,140,482	$(196,535)	$1,943,947	$(1,895,951)	$(15,281)	$32,715
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	September 30, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$50,000	$75,000	$50,000	$150,000	$50,000	$375,000
U.S. and Non-U.S. government obligations	91,995					91,995
Total	141,995	75,000	50,000	150,000	50,000	466,995

Securities loaned:
Equity securities	705,789	—	—	—	—	705,789
Total	$705,789	$—	$—	$—	$—	$705,789

	December 31, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$150,000	$—	$275,000
U.S. and Non-U.S. government obligations	65,742	—	—	—	—	65,742
Total	65,742	75,000	50,000	150,000	—	340,742

Securities loaned:
Equity securities	1,600,099	—	—	—	—	1,600,099
Total	$1,600,099	$—	$—	$—	$—	$1,600,099

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2020 and December 31, 2019:

(in thousands)		September 30, 2020		December 31, 2019
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(524)	$1,038,860	$(1,366)	$4,502,017
Commodity futures	Receivables from broker-dealers and clearing organizations	483,476	8,293,464	40,656	7,758,974
Currency futures	Receivables from broker-dealers and clearing organizations	(4,443)	1,601,070	(2,860)	1,116,246
Fixed income futures	Receivables from broker-dealers and clearing organizations	(221)	666,668	47	155,697
Options	Financial instruments owned	13,830	814,419	8,538	442,808
Currency forwards	Financial instruments owned	675,533	30,360,772	242,552	24,369,818
Interest rate swap	Other assets	—	—	8,976	525,000

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(239)	$62,069	$751	$83,803
Commodity futures	Payables to broker-dealers and clearing organizations	1,456	81,624	(45,175)	3,604,979
Currency futures	Payables to broker-dealers and clearing organizations	7,895	2,199,582	(23,223)	6,594,991
Fixed income futures	Payables to broker-dealers and clearing organizations	(2)	2,680	94	190,938
Options	Financial instruments sold, not yet purchased	14,184	806,832	3,087	436,422
Currency forwards	Financial instruments sold, not yet purchased	654,666	30,350,339	196,554	24,346,818

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	69,355	1,525,000	—	—

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2020	2019	2020	2019
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(12,262)	$(109,912)	$11,440	$45,698
Currency forwards	Trading income, net	62,465	38,738	255,044	(6,304)
Options	Trading income, net	35,343	(8,735)	61,643	(3,737)
Interest rate swap on term loan	Other, net	(1,417)	—	(1,417)	—
		$84,129	$(79,909)	$326,710	$35,657

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$314	$—	$(64,425)	$—
(1) On January 29, 2020, the Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. The Company also previously entered into a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815, and as such, the mark-to-market gains (losses) on the instruments were recorded within Other comprehensive income on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,391	$91,460	$—	$100,851
Workflow technology	—	23,044	—	23,044
Analytics	—	9,958	—	9,958
Total revenue from contracts with customers	9,391	124,462	—	133,853

Other sources of revenue	465,207	58,218	(1,166)	522,259

Total revenues	474,598	182,680	(1,166)	656,112

Timing of revenue recognition:
Services transferred at a point in time	474,598	164,018	(1,166)	637,450
Services transferred over time	—	18,662	—	18,662
Total revenues	$474,598	$182,680	$(1,166)	$656,112

	Three Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$7,252	$98,365	$—	$105,617
Workflow technology	—	24,041	—	24,041
Analytics	—	9,969	—	9,969
Total revenue from contracts with customers	7,252	132,375	—	139,627

Other sources of revenue	242,550	1,430	(1,267)	242,713

Total revenues	249,802	133,805	(1,267)	382,340

Timing of revenue recognition:
Services transferred at a point in time	249,802	114,300	(1,267)	362,835
Services transferred over time	—	19,505	—	19,505
Total revenues	$249,802	$133,805	$(1,267)	$382,340

	Nine Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,526	$333,823	$—	$343,349
Workflow technology	—	78,376	—	78,376
Analytics	—	30,608	—	30,608
Total revenue from contracts with customers	9,526	442,807	—	452,333

Other sources of revenue	2,054,774	57,814	(2,286)	2,110,302

Total revenues	2,064,300	500,621	(2,286)	2,562,635

Timing of revenue recognition:
Services transferred at a point in time	2,064,300	444,683	(2,286)	2,506,697
Services transferred over time	—	55,938	—	55,938
Total revenues	$2,064,300	$500,621	$(2,286)	$2,562,635

	Nine Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$17,213	$259,846	$—	$277,059
Workflow technology	—	58,369	—	58,369
Analytics	—	24,466		24,466
Total revenue from contracts with customers	17,213	342,681	—	359,894

Other sources of revenue	744,863	15,644	(2,528)	757,979

Total revenues	762,076	358,325	(2,528)	1,117,873

Timing of revenue recognition:
Services transferred at a point in time	762,076	311,772	(2,528)	1,071,320
Services transferred over time	—	46,553	—	46,553
Total revenues	$762,076	$358,325	$(2,528)	$1,117,873

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to technology services, workflow technology, and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

The Company recognized $0.6 million and $0.3 million of revenue related to performance obligations satisfied in previous period for the three months ended September 30, 2020 and 2019, respectively.

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

Receivables related to revenues from contracts with customers amounted to $54.0 million and $53.6 million as of September 30, 2020 and December 31, 2019, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2020.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $7.6 million and $8.6 million as of September 30, 2020 and December 31, 2019, respectively. The Company recognized revenue of $8.6 million and $8.1 million for the three months ended September 30, 2020 and 2019, respectively, and $23.6 million and $23.1 million for the nine months ended September 30, 2020 and 2019, respectively that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2020 and 2019, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for (benefits from) income taxes and effective tax rates were $52.8 million, 20.9%, and $(0.6) million, and 9.9% for the three months ended September 30, 2020 and 2019, respectively, and $200.0 million, 17.8%, and $(14.3) million, and 16.0%, for the nine months ended September 30, 2020 and 2019, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019 were current income tax receivables of $99.8 million and $39.3 million, respectively. The balances at September 30, 2020 and December 31, 2019 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019 were current tax liabilities of $33.8 million and $11.5 million, respectively. The balances at September 30, 2020 and December 31, 2019 primarily comprised income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2020 and December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $0.0 million and $91.3 million, respectively, and has recorded a deferred tax asset related to these federal net operating carryforwards of $0.0 million and $19.2 million, respectively. The Company did not record a valuation allowance against this deferred tax asset. At September 30, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $3.7 million. These net operating losses will begin to expire in 2031. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at September 30, 2020 and December 31, 2019 of $75.9 million and $86.3 million, respectively, and recorded a related deferred tax asset of $15.5 million and $17.9 million, respectively. A valuation allowance of $15.2 million and $15.6 million was recorded against this deferred tax asset at September 30, 2020 and December 31, 2019, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at September 30, 2020 and December 31, 2019 of $239.0 million and $239.0 million, respectively, and recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at September 30, 2020 and December 31, 2019 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2020 and December 31, 2019 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2020, the Company’s tax years for 2013 through 2019 and 2010 through 2019 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2019. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $9.1 million of unrecognized tax benefits as of September 30, 2020, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2020.

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

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with a ProShares inverse-volatility ETF. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and asserted substantially similar claims against the Company and other financial institutions. On April 29, 2019, these three actions were consolidated in federal district court in New York as In re ProShares Trust II Securities Litigation, No. 19-cv-886-DLC. A consolidated amended complaint, which did not specify the amount of alleged damages, was filed in the consolidated action on June 21, 2019. Defendants moved to dismiss the consolidated amended complaint on August 2, 2019. In response, plaintiffs filed a consolidated second amended complaint on September 6, 2019, which also did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated second amended complaint on September 27, 2019. The defendants’ motion to dismiss was granted on January 3, 2020, and plaintiffs subsequently filed a Notice of Appeal of the district court's ruling on the motion to dismiss on January 31, 2020 and an opening brief on May 14, 2020. The defendants' response brief was filed August 13, 2020 and the plaintiffs' reply was filed September 17, 2020. The Company believes that the claims are without merit and is defending itself vigorously.

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

The Company is currently the subject of various regulatory reviews and investigations by federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was further reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of September 30, 2020.

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

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 12 years. The Company recognizes amounts received from subleases on a straight-line basis over the term of the sublease within Operations and administrative expense on the Condensed Consolidated Statement of Comprehensive Income.

As the implied discount rate for most of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings in determining the present value of lease payments.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$287,069	$314,526
Operating lease liabilities	Operating lease liabilities	330,626	365,364

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	36,093	37,589
Accumulated depreciation	Property, equipment, and capitalized software, net	(21,888)	(24,579)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	14,425	13,371

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	7.01 years	7.50 years
Finance leases	2.08 years	1.45 years
Weighted average discount rate
Operating leases	5.67%	5.70%
Finance leases	3.17%	3.52%

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost:
Fixed	$18,521	18,637	$55,333	$52,722
Variable	2,393	2,352	6,614	6,365
Impairment of ROU Asset	—	1,185	—	27,042
Total Operating lease cost	20,914	22,174	61,947	86,129

Sublease income	4,399	3,024	11,994	8,939

Finance lease cost:
Amortization of right-of-use assets	2,668	3,277	8,838	9,329
Interest on lease liabilities	97	165	339	525
Total Finance lease cost	2,765	3,442	9,177	9,854

During the nine months ended September 30, 2019, the Company ceased use of certain office lease premises as part of its ongoing effort to consolidate office space. For the three months ended September 30, 2019, the Company recognized $1.3 million in Termination of office leases on the condensed consolidated statement of comprehensive income related to these premises, comprised entirely of impairment of ROU assets. For the nine months ended September 30, 2019, the Company recognized $66.5 million in Termination of office leases on the Condensed Consolidated Statement of Comprehensive Income related to these premises, comprising $27.0 million of impairments of ROU assets, $37.9 million of write-offs of leasehold improvements and fixed assets, and $1.5 million of dilapidation charges. There was no impairment of ROU assets during the three and nine months ended September 30, 2020.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2020, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$19,414	$3,040
2021	74,907	6,774
2022	68,629	4,035
2023	65,048	1,438
2024	34,779	—
2025 and thereafter	141,713	—
Total lease payments	$404,490	$15,287
Less imputed interest	(73,864)	(862)
Total lease liability	$330,626	$14,425

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases
2020	76,118	10,929
2021	73,062	3,305
2022	66,850	565
2023	63,676	—
2024	32,144	—
2025 and thereafter	141,371	—
Total lease payments	$453,221	$14,799
Less imputed interest	(87,857)	(1,428)
Total lease liability	$365,364	$13,371

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$567,677	$732,164
Cash restricted or segregated under regulations and other	98,285	41,116
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$665,962	$773,280

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2020 and December 31, 2019, there were 5,499,713 and 7,919,952 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 2,420,239 and 823,456 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2020 and 2019, respectively.

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

Employee Exchanges

During the nine months ended September 30, 2020 and 2019, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 2,420,239 and 823,456 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

The Company holds approximately a 64.2% interest in Virtu Financial at September 30, 2020.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 10 “Borrowings”), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock. If at any time during the term of the Founder Member Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 10 "Borrowings"), and as a result no such increase in the number of shares which may be purchased has occurred or will occur pursuant to the terms of the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised to purchase up to 3,000,000 shares of the Company's Class A Common Stock on any date after May 22, 2020 up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. The foregoing description of the Warrant does not purport to be complete and is qualified in its entirety by reference to the complete text of the Warrant, which was filed as an exhibit to the Company's 2020 quarterly report on Form 10-Q for the period ended March 31, 2020 filed with the Securities and Exchange Commission on May 11, 2020.

The fair value of the Warrant was determined using a Black-Scholes-Merton model, and was recorded as a debt issuance cost within Other Assets on the Condensed Consolidated Statement of Financial Condition and as an increase to Additional paid-in capital on the Condensed Consolidated Statement of Changes in Equity. The balance was amortized on a straight-line basis from March 20, 2020 through September 20, 2020, the date on which the Founder Member Loan Facility expired, and recorded as expense within Debt issue cost related to debt refinancing, prepayment and commitment fees in the Condensed Consolidated Statement of Comprehensive Income.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(36,710)	$1,948	$(1,797)	$(36,559)
Foreign exchange translation adjustment	(2,857)	—	4,213	1,356
Total	$(39,567)	$1,948	$2,416	$(35,203)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2020, the Company expects approximately $13.2 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

		Nine Months Ended September 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$—	$5,846	$(42,405)	$(36,559)
Foreign exchange translation adjustment	(647)	—	2,003	1,356
Total	$(647)	$5,846	$(40,402)	$(35,203)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2020, the Company expects approximately $13.2 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Three Months Ended September 30, 2019
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Foreign exchange translation adjustment	$(1,670)	$—	$(4,316)	$(5,986)
Total	$(1,670)	$—	$(4,316)	$(5,986)

		Nine Months Ended September 30, 2019
(in thousands)	AOCI Beginning Balance	Amounts reclassified from AOCI to income	Amounts recorded in AOCI	AOCI Ending Balance
Foreign exchange translation adjustment	$(82)	$—	$(5,904)	$(5,986)
Total	$(82)	$—	$(5,904)	$(5,986)

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2020 and 2019:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2018	3,486,150	$19.00	6.30	1,660,400	$19.00
Granted	156,129	13.60	4.87	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(40,000)	—	—	—	—
At September 30, 2019	3,248,779	$18.74	5.49	3,248,779	$18.74

At December 31, 2019	3,233,779	$18.74	5.24	3,233,779	$18.74
Granted	—	—	—	—	—
Exercised	(807,627)	17.96	—	(807,627)	17.96
Forfeited or expired	—	—	—	—	—
At September 30, 2020	2,426,152	$19.00	4.49	2,426,152	$19.00

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

The Company recognized $1.4 million for the nine months ended September 30, 2019 of compensation expense in relation to the stock options issued and outstanding. The stock options to purchase shares of Class A Common Stock were fully vested in 2019, and as such there was no compensation expense recognized in relation to stock options for the three and nine months ended September 30, 2020.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units ("RSUs") and restricted stock awards ("RSAs") were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the nine months ended September 30, 2020 and 2019, respectively, there were 967,526 and 423,393 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company reduced accrued compensation expense by $11.4 million for the three months ended September 30, 2020, increased accrued compensation $5.9 million for the three months ended September 30, 2019 and increased accrued compensation expense by $14.4 million and $8.4 million for the nine months ended September 30, 2020 and 2019, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards) and RSAs:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2018	1,378,922	$20.03
Granted	3,605,114	25.07
Forfeited	(326,458)	21.58
Vested	(1,047,866)	24.08
At September 30, 2019	3,609,712	$23.75

At December 31, 2019	2,993,489	$24.10
Granted (1)	3,300,894	17.15
Forfeited	(391,223)	17.90
Vested	(2,124,843)	20.40
At September 30, 2020	3,778,317	$20.77
(1) Excluded in the number of RSUs and RSAs is 400,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $9.0 million and $13.0 million for the three months ended September 30, 2020 and 2019 and $25.8 million and $52.6 million for the nine months ended September 30, 2020 and 2019, respectively, of compensation expense in relation to the RSUs. As of September 30, 2020 and December 31, 2019, total unrecognized share-based compensation expense related to unvested RSUs was $50.6 million and $43.4 million, respectively, and this amount is to be recognized over a weighted average period of 1.18 and 2.0 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

20. Regulatory Requirement

U.S. Subsidiaries

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2020. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company's U.S broker-dealer subsidiary as of September 30, 2020 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$641,314	$2,546	$638,768

As of September 30, 2020, VAL had $64.9 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $32.6 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. Balances in special reserve bank accounts previously maintained by VITG were moved to VAL upon consolidation of the broker dealers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statement of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of September 30, 2020 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$12,252	$188	$12,064
Virtu Financial Canada ULC	2,139	188	1,951
Ireland
Virtu ITG Europe Limited (1)	53,402	29,413	23,989
Virtu Financial Ireland Limited (1)	85,251	40,474	44,777
United Kingdom
Virtu ITG UK Limited (1)	1,251	861	390
Asia Pacific
Virtu ITG Australia Limited	27,945	10,307	17,638
Virtu ITG Hong Kong Limited	1,615	522	1,093
Virtu ITG Singapore Pte Limited	734	73	661
(1) Preliminary
As of September 30, 2020, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.2 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
United States	$484,594	$277,855	$2,045,330	$837,350
Ireland	61,320	54,399	233,783	138,964
Singapore	26,630	26,260	140,492	82,805
Canada	71,268	14,739	103,331	35,039
Australia	10,107	9,504	32,186	23,397
United Kingdom	964	(1,334)	3,944	(1,867)
Others	1,229	917	3,569	2,185
Total revenues	$656,112	$382,340	$2,562,635	$1,117,873

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

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company's ATSs, including Virtu MatchIt, and POSIT. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2020 and 2019 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2020
Total revenue	$474,598	$182,680	$(1,166)	$656,112
Income before income taxes and noncontrolling interest	161,732	102,029	(11,246)	252,515

2019
Total revenue	249,802	133,805	(1,267)	382,340
Income (loss) before income taxes and noncontrolling interest	30,375	(29,202)	(7,001)	(5,828)

The Company's Pre-tax earnings by segment for the nine months ended September 30, 2020 and 2019 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2020
Total revenue	$2,064,300	$500,621	$(2,286)	$2,562,635
Income before income taxes and noncontrolling interest	1,010,871	137,879	(25,478)	1,123,272

2019
Total revenue	762,076	358,325	(2,528)	1,117,873
Income (loss) before income taxes and noncontrolling interest	99,876	(95,303)	(93,183)	(88,610)

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2020, and December 31, 2019 the Company had net receivables from its affiliates of $2.9 million and $1.3 million, respectively.

The Company has held a minority interest in SBI since 2016 (see Note 11 “Financial Assets and Liabilities”). The Company pays exchange fees to SBI for the trading activities conducted on its proprietary trading system. The Company paid $4.1 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and $13.8 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively, to SBI for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $4.7 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $14.0 million and $15.6 million to the JVs for the nine months ended September 30, 2020 and 2019, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, to Level 3 for these services.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. The Company made payments of $13.0 thousand for the three months ended September 30, 2020 and $0.2 million for the nine months ended September 30, 2020. Payments for the three and nine months ended September 30, 2019 were immaterial.

As described in Note 10 “Borrowings” and Note 18 “Capital Structure”, on March 20, 2020 a subsidiary of the Company entered into an agreement with the Founder Member to establish the Founder Member Facility and, upon the execution of the Founder Member Facility and in consideration of the Founder Member’s commitments thereunder, the Company delivered to the Founder Member the Warrant. The transactions were unanimously approved by the Company’s disinterested Directors. The Founder Member Loan Term expired as of September 20, 2020.

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On November 6, 2020, the Company’s board of directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2020 to holders of record as of December 1, 2020.

On November 6, 2020, the Company’s board of directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any repurchases will actually occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - IN PROGRESS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2020 and 2019 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the “Company”) for the period ended September 30, 2020, which are included in Part I, Item I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2019, which are included in Items 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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
•proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. (and certain states therein) and other jurisdictions;
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

Basis of Preparation

Our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 “Organization and Basis of Presentation” and in Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Investment Technology Group, Inc. ("ITG"), as of March 1, 2019 (the "ITG Closing Date"), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. The financial results for the nine months ended September 30, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through September 30, 2019. All periods prior to the ITG Closing Date comprise our results without the results of ITG.

Recent Developments

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market volatility and instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Similar impacts have been experienced in every country in which we do business. The Company has been impacted in various ways by the COVID-19 outbreak, including experiencing elevated levels of trading volumes and market volatility in the markets in which we operate during certain periods, which contributed positively to our results, and increases in short term funding requirements with clearing houses and counterparties as a consequence of these elevated trading volumes and market volatility. The Company also implemented its business continuity plan, including remote work arrangements for the majority of our employees during this pandemic.

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

On July 20, 2017 (the "KCG Closing Date"), the Company completed the all-cash Acquisition of KCG Holdings, Inc. ("KCG"). KCG was a leading independent securities firm offering clients a range of services designed to address trading needs across asset classes, product types and geographies.

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

Execution Services

We offer client execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker-dealers. We generally earn commissions when transacting as an agent for our clients. Client-based, execution-only trading within this segment is done through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client conditional orders in POSIT Alert and in our ATSs, including Virtu MatchIt and POSIT. We also earn revenues (a) by providing our proprietary technology and infrastructure to select third parties for a service fee, (b) through workflow technology and our integrated, broker-neutral trading tools delivered across the globe, including order and execution management systems and order management software applications and network connectivity and (c) through trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2020, options to purchase 1,628,750 shares in the aggregate were forfeited and 5,173,098 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statement of Financial Condition as of September 30, 2020 in the amount of $0.1 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statement of Financial Condition as of September 30, 2020 in the amount of $176.2 million and tax receivable agreement obligation in the amount of $256.0 million, in each case as described in greater detail in Note 6 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) current income tax receivable within Other Assets on the Condensed Consolidated Statement of Financial Condition as of September 30, 2020 in the amount of $85.5 million, (iv) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Condensed Consolidated Statement of Financial Condition as of September 30, 2020; and (v) provision for corporate income tax in the amount of $32.1 million and $152.8 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2020	2019	2020	2019
Total revenue	$474,598	$249,802	$2,064,300	$762,076
Total operating expenses	312,866	219,427	1,053,429	662,200
Income before income taxes and noncontrolling interest	161,732	30,375	1,010,871	99,876
Execution Services
Total revenue	182,680	133,805	500,621	358,325
Total operating expenses	80,651	163,007	362,742	453,628
Income (loss) before income taxes and noncontrolling interest	102,029	(29,202)	137,879	(95,303)
Corporate
Total revenue	(1,166)	(1,267)	(2,286)	(2,528)
Total operating expenses	10,080	5,734	23,192	90,655
Income (loss) before income taxes and noncontrolling interest	(11,246)	(7,001)	(25,478)	(93,183)
Consolidated
Total revenue	656,112	382,340	2,562,635	1,117,873
Total operating expenses	403,597	388,168	1,439,363	1,206,483
Income (loss) before income taxes and noncontrolling interest	$252,515	$(5,828)	$1,123,272	$(88,610)

The following table shows our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Trading income, net	$441,295	$220,148	$1,987,756	$683,611
Interest and dividends income	10,932	23,352	46,788	76,645
Commissions, net and technology services	133,853	139,627	452,333	359,894
Other, net	70,032	(787)	75,758	(2,277)
Total revenue	656,112	382,340	2,562,635	1,117,873

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	196,448	98,789	573,769	285,890
Communication and data processing	51,647	59,767	162,336	156,004
Employee compensation and payroll taxes	35,798	90,595	327,091	282,135
Interest and dividends expense	27,374	34,546	97,656	116,739
Operations and administrative	24,612	25,333	73,480	76,293
Depreciation and amortization	16,656	17,598	50,728	48,859
Amortization of purchased intangibles and acquired capitalized software	18,265	18,908	56,177	50,436
Termination of office leases	60	1,278	343	66,490
Debt issue cost related to debt refinancing, prepayment and commitment fees	9,916	—	27,282	7,894
Transaction advisory fees and expenses	2,463	7,163	2,737	24,074
Financing interest expense on long-term borrowings	20,358	34,191	67,764	91,669
Total operating expenses	403,597	388,168	1,439,363	1,206,483
Income (loss) before income taxes and noncontrolling interest	252,515	(5,828)	1,123,272	(88,610)
Provision for (benefit from) income taxes	52,807	(644)	200,044	(14,322)
Net income (loss)	$199,708	$(5,184)	$923,228	$(74,288)

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: (i) Global Equities and (ii) Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 78% and 61% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$441,295	$220,148	$1,987,756	$683,611
Interest and dividends income	10,932	23,352	46,788	76,645
Commissions, net and technology services	133,853	139,627	452,333	359,894
Brokerage, exchange, clearance fees and payments for order flow, net	(196,448)	(98,789)	(573,769)	(285,890)
Interest and dividends expense	(27,374)	(34,546)	(97,656)	(116,739)
Adjusted Net Trading Income	$362,258	$249,792	$1,815,452	$717,521

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$199,708	$(5,184)	$923,228	$(74,288)
Financing interest expense on long-term borrowings	20,358	34,191	67,764	91,669
Debt issue cost related to debt refinancing, prepayment, and commitment fees	9,916	—	27,282	7,894
Depreciation and amortization	16,656	17,598	50,728	48,859
Amortization of purchased intangibles and acquired capitalized software	18,265	18,908	56,177	50,436
Provision for (benefit from) income taxes	52,807	(644)	200,044	(14,322)
EBITDA	$317,710	$64,869	$1,325,223	$110,248
Severance	3,030	13,403	7,192	74,627
Transaction advisory fees and expenses	2,463	7,163	2,737	24,074
Termination of office leases	60	1,278	343	66,490
Gain on sale of MATCHNow	(58,652)	—	(58,652)	—
Other	(11,138)	787	(10,157)	2,278
Share based compensation	(4,740)	16,374	37,510	39,564
Adjusted EBITDA	$248,733	$103,874	$1,304,196	$317,281

Selected Operating Margins
Net Income Margin (1)	55.1%	(2.1)%	50.9%	(10.4)%
EBITDA Margin (2)	87.7%	26.0%	73.0%	15.4%
Adjusted EBITDA Margin (3)	68.7%	41.6%	71.8%	44.2%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$199,708	$(5,184)	$923,228	$(74,288)
Provision for (benefit from) income taxes	52,807	(644)	200,044	(14,322)
Income (loss) before income taxes	252,515	(5,828)	1,123,272	(88,610)

Amortization of purchased intangibles and acquired capitalized software	18,265	18,908	56,177	50,436
Debt issue cost related to debt refinancing, prepayment, and commitment fees	9,916	—	27,282	7,894
Severance	3,030	13,403	7,192	74,627
Transaction advisory fees and expenses	2,463	7,163	2,737	24,074
Termination of office leases	60	1,278	343	66,490
Gain on sale of MATCHNow	(58,652)	—	(58,652)	—
Other	(11,138)	787	(10,157)	2,278
Share based compensation	(4,740)	16,374	37,510	39,564
Normalized Adjusted Net Income before income taxes	211,719	52,085	1,185,704	176,753
Normalized provision for income taxes (1)	50,813	12,500	284,569	42,421
Normalized Adjusted Net Income	$160,906	$39,585	$901,135	$134,332

Weighted Average Adjusted shares outstanding (2)	198,097,715	192,618,019	196,736,969	192,959,477

Normalized Adjusted EPS	$0.81	$0.21	$4.58	$0.70

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2020 and 24% for 2019.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2020 and 2019 as well as warrants issued in connection with the Founder Member Loan during the three and nine months ended September 30, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$441,829	$(534)	$—	$441,295
Commissions, net and technology services	9,391	124,462	—	133,853
Interest and dividends income	10,763	169	—	10,932
Brokerage, exchange, clearance fees and payments for order flow, net	(177,758)	(18,690)	—	(196,448)
Interest and dividends expense	(26,990)	(384)	—	(27,374)
Adjusted Net Trading Income	$257,235	$105,023	$—	$362,258

	Three Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$219,535	$613	$—	$220,148
Commissions, net and technology services	7,252	132,375	—	139,627
Interest and dividends income	22,617	735	—	23,352
Brokerage, exchange, clearance fees and payments for order flow, net	(73,463)	(25,326)	—	(98,789)
Interest and dividends expense	(34,222)	(324)	—	(34,546)
Adjusted Net Trading Income	$141,719	$108,073	$—	$249,792

	Nine Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,989,176	$(1,420)	$—	$1,987,756
Commissions, net and technology services	9,526	442,807	—	452,333
Interest and dividends income	46,216	572	—	46,788
Brokerage, exchange, clearance fees and payments for order flow, net	(487,234)	(86,535)	—	(573,769)
Interest and dividends expense	(96,062)	(1,594)	—	(97,656)
Adjusted Net Trading Income	$1,461,622	$353,830	$—	$1,815,452

	Nine Months Ended September 30, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$680,224	$3,387	$—	$683,611
Commissions, net and technology services	17,213	342,681	—	359,894
Interest and dividends income	64,404	12,241	—	76,645
Brokerage, exchange, clearance fees and payments for order flow, net	(203,660)	(82,230)	—	(285,890)
Interest and dividends expense	(104,877)	(11,862)	—	(116,739)
Adjusted Net Trading Income	$453,304	$264,217	$—	$717,521

The following tables reconcile our Market Making segment Trading income, net to Adjusted Net Trading Income by category for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$385,594	$56,235	$—	$441,829
Commissions, net and technology services	9,391	—	—	9,391
Brokerage, exchange, clearance fees and payments for order flow, net	(169,279)	(8,479)	—	(177,758)
Interest and dividends, net	(14,114)	(2,113)	—	(16,227)
Adjusted Net Trading Income	$211,592	$45,643	$—	$257,235

	Three Months Ended September 30, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$166,031	$52,126	$1,378	$219,535
Commissions, net and technology services	7,252	—	—	7,252
Brokerage, exchange, clearance fees and payments for order flow, net	(61,903)	(10,024)	(1,536)	(73,463)
Interest and dividends, net	(8,889)	(2,754)	38	(11,605)
Adjusted Net Trading Income	$102,491	$39,348	$(120)	$141,719

	Nine Months Ended September 30, 2020
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$1,754,309	$234,867	$—	$1,989,176
Commissions, net and technology services	9,526	—	—	9,526
Brokerage, exchange, clearance fees and payments for order flow, net	(462,201)	(25,033)	—	(487,234)
Interest and dividends, net	(44,264)	(5,582)	—	(49,846)
Adjusted Net Trading Income	$1,257,370	$204,252	$—	$1,461,622

	Nine Months Ended September 30, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$537,708	$143,042	$(526)	$680,224
Commissions, net and technology services	17,241	(28)	—	17,213
Brokerage, exchange, clearance fees and payments for order flow, net	(173,494)	(30,736)	570	(203,660)
Interest and dividends, net	(31,816)	(8,497)	(160)	(40,473)
Adjusted Net Trading Income	$349,639	$103,781	$(116)	$453,304

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$211,592	$102,491	106.4%
Global FICC, Options and Other	45,643	39,348	16.0%
Unallocated(1)	—	(120)	NM
Total Market Making	257,235	141,719	81.5%

Execution Services	105,023	108,073	(2.8)%

Adjusted Net Trading Income	$362,258	$249,792	45.0%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$3,306	$1,601	106.5%
Global FICC, Options and Other	713	615	16.0%
Unallocated(1)	—	(2)	NM
Total Market Making	4,019	2,214	81.5%

Execution Services	1,641	1,689	(2.8)%

Average Daily Adjusted Net Trading Income	$5,660	$3,903	45.0%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$1,257,370	$349,639	259.6%
Global FICC, Options and Other	204,252	103,781	96.8%
Unallocated(1)	—	(116)	NM
Total Market Making	1,461,622	453,304	222.4%

Execution Services	353,830	264,217	33.9%

Adjusted Net Trading Income	$1,815,452	$717,521	153.0%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Category:	2020	2019	% Change
Market Making:
Global Equities	$6,653	$1,850	259.6%
Global FICC, Options and Other	1,081	549	96.8%
Unallocated(1)	—	(1)	NM
Total Market Making	7,733	2,398	222.5%

Execution Services	1,872	1,398	33.9%

Average Daily Adjusted Net Trading Income	$9,606	$3,796	153.0%

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total Revenues

Our total revenues increased $273.8 million, or 71.6%, to $656.1 million for the three months ended September 30, 2020, compared to $382.3 million for the three months ended September 30, 2019. The increase was primarily driven by an increase of $221.1 million in Trading income, net, which was driven by higher market volatility and trading volumes from the continued impacts of the COVID-19 pandemic during the three months ended September 30, 2020 compared to the prior period. There was a significant increase in Other, net of $70.8 million, which was primarily due to the gain on the sale of MATCHNow. On August 4, 2020, we completed the sale of MATCHNow to Cboe Global Markets, Inc.("CBOE") for total gross proceeds of $60.6 million in cash and recognized a gain on sale of $58.7 million, which is recorded in Other, net (see Note 4 "Sale of MATCHNow" of Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q).

The following table shows total revenues by segment for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
(in thousands, except for percentage)	2020	2019	% Change
Market Making
Trading income, net	$441,829	$219,535	101.3%
Interest and dividends income	10,763	22,617	(52.4)%
Commissions, net and technology services	9,391	7,252	29.5%
Other, net	12,615	398	3,069.6%
Total revenues from Market Making	474,598	249,802	90.0%

Execution Services
Trading income, net	(534)	613	NM
Interest and dividends income	169	735	(77.0)%
Commissions, net and technology services	124,462	132,375	(6.0)%
Other, net	58,583	82	71,342.7%
Total revenues from Execution Services	182,680	133,805	36.5%

Corporate
Other, net	(1,166)	(1,267)	(8.0)
Total revenues from Corporate	(1,166)	(1,267)	(8.0)

Consolidated
Trading income, net	441,295	220,148	100.5%
Interest and dividends income	10,932	23,352	(53.2)%
Commissions, net and technology services	133,853	139,627	(4.1)%
Other, net	70,032	(787)	NM
Total revenues	$656,112	$382,340	71.6%
Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $221.1 million, or 100.5%, to $441.3 million for the three months ended September 30, 2020, compared to $220.1 million for the three months ended September 30, 2019. The increase was primarily driven by the higher market volatility and trading volumes across global markets and major asset categories during the three months ended September 30, 2020 compared to the same period in 2019. Average daily realized volatility of the S&P 500 Index increased 14.7% during the period as compared to the prior period, while average daily U.S. equity consolidated volumes increased 43.5%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with

Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $12.4 million, or 53.2%, to $10.9 million for the three months ended September 30, 2020, compared to $23.4 million for the three months ended September 30, 2019. This decrease was primarily attributable to the lower interest income earned on cash collateral posted as part of securities borrowing transactions driven by lower interest rates as well as a slight reduction in balances compared to the same period in 2019. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $5.8 million, or 4.1%, to $133.9 million for the three months ended September 30, 2020, compared to $139.6 million for the three months ended September 30, 2019. The decrease was primarily attributable to a reduction in commissions associated with the previously registered U.S. broker dealer, Virtu Alternet Securities, whose SEC registration was withdrawn in August 2020, as well as the loss of revenues associated with MATCHNow, which was sold to CBOE on August 4, 2020.

Other, net. Other, net was $70.0 million for the three months ended September 30, 2020, compared to a loss of $(0.8) million for the three months ended September 30, 2019. The increase was primarily due to a $58.7 million gain recognized on the sale of MATCHNow, as discussed in Note 4 "Sale of MATCHNow" of Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q. In addition, we recognized a $12.3 million gain on the minority investment in SBI Japannext (see Note 11 "Financial Assets and Liabilities" of Part I Item I "Financial Statements" of this Quarterly Report on Form 10-Q for details on the SBI Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income increased $112.5 million, or 45.0%, to $362.3 million for the three months ended September 30, 2020, compared to $249.8 million for the three months ended September 30, 2019. This increase was primarily attributable to higher Trading income, net in the Market Making segment driven by higher market volatility and trading volumes across major asset categories during the three months ended September 30, 2019 compared to the same period in 2019. In the Market Making segment, Global Equities increased by $109.1 million, or 106.4%, and Global FICC, Options and Other increased by $6.3 million, or 16.0%, for the three months ended September 30, 2020. Adjusted Net Trading Income per day increased $1.8 million, or 45.0%, to $5.7 million for the three months ended September 30, 2020, compared to $3.9 million for the three months ended September 30, 2019. There were 64 trading days for both the three months ended September 30, 2020 and 2019. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $15.4 million, or 4.0%, to $403.6 million for the three months ended September 30, 2020, compared to $388.2 million for the three months ended September 30, 2019. The increase in operating expenses is primarily due to an increase in brokerage, exchange, clearance fees and payments for order flow, net driven by higher market volatility and trading volumes partially offset by decreases in employee compensation and payroll taxes and other operating expenses described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $97.7 million, or 98.9%, to $196.4 million for the three months ended September 30, 2020, compared to $98.8 million for the three months ended September 30, 2019. This increase was primarily attributable to the increase in payments for order flow as well as an increase in volumes we traded in Global Equities instruments and other asset categories. The increase in payments for order flow was driven by the increases in volumes from our broker-dealer clients eligible for payments for order flow, driven by high participation of retail investors in the market during the past quarter compared to the prior period. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $8.1 million, or 13.6%, to $51.6 million for the three months ended September 30, 2020, compared to $59.8 million for the three months ended September 30, 2019. This decrease was primarily due to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $54.8 million, or 60.5%, to $35.8 million for the three months ended September 30, 2020, compared to $90.6 million for the three months ended September 30, 2019. The decrease in compensation levels was primarily attributable to a reduction in accrued incentive compensation in the third quarter, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards. We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.7 million and $8.6 million for the three months ended September 30, 2020, and 2019, respectively.

Interest and dividends expense. Interest and dividends expense decreased $7.2 million, or 20.8%, to $27.4 million for the three months ended September 30, 2020, compared to $34.5 million for the three months ended September 30, 2019. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions, as well as a reduction in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $0.7 million, or 2.8%, to $24.6 million for the three months ended September 30, 2020, compared to $25.3 million for the three months ended September 30, 2019. This decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well as the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 5.4%, to $16.7 million for the three months ended September 30, 2020, compared to $17.6 million for the three months ended September 30, 2019. This decrease was primarily attributable to certain assets being fully depreciated partially offset by an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.6 million, or 3.4%, to $18.3 million for the three months ended September 30, 2020, compared to $18.9 million for the three months ended September 30, 2019. This decrease was due to certain technology intangible assets acquired in connection with the KCG Acquisition being fully amortized.

Termination of office leases. Termination of office leases decreased $1.2 million, or 95.3%, to $0.1 million for the three months ended September 30, 2020, compared to $1.3 million for the three months ended September 30, 2019. The decrease in termination of office leases was due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets incurred in 2019 for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition. There were minimal expenses incurred on termination of office leases for the three months ended September 30, 2019.

Debt issue cost related to debt refinancing and prepayment. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees was $9.9 million for the three months ended September 30, 2020. There were no debt issue costs related to debt refinancing and prepayment for the three months ended September 30, 2019 as there were no refinancings or repayments during this period. The increase was primarily driven by the amortization of debt issue costs related to the Founder Member Loan Facility (as described in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q), in addition to debt issue costs related to the $100.0 million prepayment made during the three months ended September 30, 2020.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $4.7 million, or 65.6% to $2.5 million for the three months ended September 30, 2020, compared to $7.2 million during the three months ended September 30, 2019. The decrease was due to professional fees incurred in 2019 as a result of the ITG Acquisition. For the three months ended September 30, 2020, we incurred one-time transaction costs of $2.5 million in relation to the sale of MATCHNow, as discussed in Note 4 "Sale of MATCHNow" of Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings decreased $13.8 million, or 40.5%, to $20.4 million for the three months ended September 30, 2020, compared to $34.2 million for the three months ended September 30, 2019. This decrease was primarily attributable to the decrease in outstanding principal as a result of the prepayment on the First Lien Term Loan Facility in the second and third quarter of 2020.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for (benefit from) income taxes was $52.8 million for the three months ended September 30, 2020, compared to $(0.6) million for the three months ended September 30, 2019. The change was primarily due to the income before income taxes and noncontrolling interest for the three months ended September 30, 2020, compared to a loss before income taxes and noncontrolling interest for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total Revenues

Our total revenues increased $1,444.8 million, or 129.2%, to $2,562.6 million for the nine months ended September 30, 2020, compared to $1,117.9 million for the nine months ended September 30, 2019. This increase was primarily attributable to an increase in Trading income, net, of $1,304.1 million, which was driven by higher market volatility and trading volumes during the first three quarters of 2020 compared to 2019, from the impacts of COVID-19 and the governmental and other responses thereto. In addition, 2020 included the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through September 30, 2019 in the prior year.

Though our total revenues increased during the period, Commissions, net and technology services within the Execution Services segment did not have the same relative increase in part because we selectively limited our client trading business during certain periods throughout the past nine months due to the extraordinary volume and volatility during the period and the operational challenges caused directly or indirectly by COVID-19, including working remotely and increases in short term liquidity requirements.

The following table shows the total revenues by segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2020	2019	% Change
Market Making
Trading income, net	$1,989,176	$680,224	192.4%
Interest and dividends income	46,216	64,404	(28.2)%
Commissions, net and technology services	9,526	17,213	(44.7)%
Other, net	19,382	235	NM
Total revenues from Market Making	2,064,300	762,076	170.9%

Execution Services
Trading income, net	(1,420)	3,387	NM
Interest and dividends income	572	12,241	(95.3)%
Commissions, net and technology services	442,807	342,681	29.2%
Other, net	58,662	16	NM
Total revenues from Execution Services	500,621	358,325	39.7%

Corporate
Other, net	(2,286)	(2,528)	(9.6)%
Total revenues from Corporate	(2,286)	(2,528)	(9.6)%

Consolidated
Trading income, net	1,987,756	683,611	190.8%
Interest and dividends income	46,788	76,645	(39.0)%
Commissions, net and technology services	452,333	359,894	25.7%
Other, net	75,758	(2,277)	NM
Total revenues	$2,562,635	$1,117,873	129.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $1,304.1 million, or 190.8%, to $1,987.8 million for the nine months ended September 30, 2020, compared to $683.6 million for the nine months ended September 30, 2019. The increase was primarily driven by the higher market volatility and trading volumes across global markets and major asset categories during the nine months ended September 30, 2020 compared to the same period in the prior year. Average daily realized volatility of the S&P 500 Index increased 165.2% compared to the prior period, while average daily U.S. equity consolidated volumes increased 55.5%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $29.9 million, or 39.0%, to $46.8 million for the nine months ended September 30, 2020, compared to $76.6 million for the nine months ended September 30, 2019. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions driven by lower interest rates and lower balances compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $92.4 million, or 25.7%, to $452.3 million for the nine months ended September 30, 2020, compared to $359.9 million for the nine months ended September 30, 2019. The increase was primarily attributable to the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through March 31, 2019. The ITG Acquisition brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services.

Other, net. Other, net increased $78.0 million, or 3,427.1%, to $75.8 million for the nine months ended September 30, 2020, compared to $(2.3) million for the nine months ended September 30, 2019. The increase was primarily due to a $58.7 million gain recognized on the sale of MATCHNow (see Note 4 "Sale of MATCHNow" of Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q). In addition, we recognized a $17.4 million gain on the minority investment in SBI Japannext (see Note 11 "Financial Assets and Liability" of Part I Item I "Financial Statements" of this Quarterly Report on Form 10-Q for details on the SBI Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income increased $1,097.9 million, or 153.0%, to $1,815.5 million for the nine months ended September 30, 2020, compared to $717.5 million for the nine months ended September 30, 2019. This increase was primarily attributable to higher Trading income, net, driven by higher market volatility and trading volumes across major asset categories during the nine months ended September 30, 2020 compared to the prior period. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility increased 165.2% and 101.1%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 55.5%. There were increases in Trading income, net in Global Equities of $907.7 million, and in Global FICC, Options and Other of $100.5 million, from the Market Making segment. There was also an increase of $89.6 million, or 33.9%, in the Execution Services segment primarily driven by the increase in Commissions, net and technology services that was primarily attributable to the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through March 31, 2019. Adjusted Net Trading Income per day increased $5.8 million, or 153.0%, to $9.6 million for the nine months ended September 30, 2020, compared to $3.8 million for the nine months ended September 30, 2019. The number of trading days was 189 for both the nine months ended September 30, 2020 and 2019, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $232.9 million, or 19.3%, to $1,439.4 million for the nine months ended September 30, 2020, compared to $1,206.5 million for the nine months ended September 30, 2019. The increase in operating expenses was primarily due to higher trading related expenses as a result of the increases in volumes traded during the nine months ended September 30, 2020 compared to the prior period. Additionally, the results of ITG for the full first quarter of 2020 compared to the one-month results of ITG from the ITG Closing Date through March 31, 2019 caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $287.9 million, or 100.7%, to $573.8 million for the nine months ended September 30, 2020, compared to $285.9 million for the nine months ended September 30, 2019. This increase was primarily attributable to an increase in payments for order flow and increases in volumes we traded in Global Equities instruments and other asset categories. The increase in payments for order flow was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, driven by high participation of retail investors in the market during the past nine months compared to the same period during the prior year. We evaluate this category, representing direct costs associated with transacting our business in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $6.3 million, or 4.1%, to $162.3 million for the nine months ended September 30, 2020, compared to $156.0 million for the nine months ended September 30, 2019. This increase was primarily attributatble to the results of ITG for the full first quarter in 2020 compared to the results of ITG from the ITG Closing Date through March 31, 2019, as well as additional telecommunication and networking services from activating our back-up facilities and enabling the majority of our employees to work from home. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $45.0 million, or 15.9%, to $327.1 million for the nine months ended September 30, 2020, compared to $282.1 million for the nine months ended September 30, 2019. The increase in compensation levels was primarily attributable to increased incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. Furthermore, we incurred additional compensation expense as a result of one-time cash bonuses awarded to certain employees to mitigate the effects of the COVID-19 pandemic. We have capitalized and therefore excluded employee compensation and benefits related to software development of $28.1 million and $25.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest and dividends expense. Interest and dividends expense decreased $19.1 million, or 16.3%, to $97.7 million for the nine months ended September 30, 2020, compared to $116.7 million for the nine months ended September 30, 2019. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $2.8 million, or 3.7%, to $73.5 million for the nine months ended September 30, 2020, compared to $76.3 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization increased $1.9 million, or 3.8%, to $50.7 million for the nine months ended September 30, 2020, compared to $48.9 million for the nine months ended September 30, 2019. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG acquisition for the full first quarter of 2020 compared to the prior period which excluded depreciation and amortization on ITG assets prior to the ITG Closing Date, partially offset by certain assets being fully depreciated in 2020.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $5.7 million, or 11.4%, to $56.2 million for the nine months ended September 30, 2020, compared to $50.4 million for the nine months ended September 30, 2019. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition for a full three quarters in 2020 versus the period from the ITG Closing Date through September 30, 2019.

Termination of office leases. Termination of office leases was $0.3 million for the nine months ended September 30, 2020, compared to $66.5 million for the nine months ended September 30, 2019. The decrease in termination of office leases was due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets incurred in 2019 for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees increased $19.4 million, or 245.6%, to $27.3 million for the nine months ended September 30, 2020, compared to $7.9 million for the nine months ended September 30, 2019. This was primarily driven by amortization of debt issue costs related to the Founder Member Loan Facility (see Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q), which expired as of September 20, 2020 , in addition to debt issue costs related to a $288.5 million prepayment made during the nine months ended September 30, 2020. The amount for the nine months ended September 30, 2019 mainly reflects costs incurred related to the termination of the Existing Term Loan Facility (as defined below) in the first quarter of 2019.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $21.3 million, or 88.6%, to $2.7 million for the nine months ended September 30, 2020, compared to $24.1 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the ITG Acquisition, for which we incurred significant transaction advisory fees during 2019. The decrease was partially offset by increases related to the one-time transaction costs incurred as a result of the sale of MATCHNow.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $23.9 million, or 26.1%, to $67.8 million for the nine months ended September 30, 2020, compared to $91.7 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in outstanding principal as a result of the First Lien Term Loan Facility and the Incremental Term Loans in addition to lower interest rates as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $200.0 million for the nine months ended September 30, 2020, compared to a benefit from income taxes of $(14.3) million for the nine months ended September 30, 2019. The change was primarily due to the income before income taxes and noncontrolling interest for the nine months ended September 30, 2020, compared to a loss before taxes during the prior year period.

Liquidity and Capital Resources

General

As of September 30, 2020, we had $567.7 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2020, we had borrowings under our prime brokerage credit facilities of approximately $163.6 million, borrowings under our broker dealer facilities of $78.0 million, short-term bank overdrafts of $47.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,669.7 million. As of September 30, 2020, our regulatory capital requirements for Virtu Americas LLC, our domestic U.S. broker-dealer subsidiary, was $2.5 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiaries, as discussed in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

As a result of the substantially elevated volume and volatility environment during the quarter attributable largely to the COVID-19 pandemic and governmental and other responses thereto, our trading activities both in our market making segment and in our execution services segment increased materially relative to the equivalent period in the prior year. This increase in our activity and our customers’ activity together with the extraordinary volatility during certain periods within the quarter has driven our short-term liquidity needs significantly higher as compared to prior periods, though these levels declined meaningfully during the second and third quarter relative to their peaks in the first quarter of 2020. In order to manage these increased daily funding obligations, we have taken steps to increase available short-term liquidity and to reduce our short term funding requirements. Increases to our available short-term liquidity included entering into the Founder Member Loan Facility (as defined below, and which expired in the third quarter of 2020), the Demand Loan (as defined below, which was fully repaid during the second quarter of 2020) and certain changes to the Committed Broker Dealer Facility, each of which are described in further detail below as well as in Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. Steps taken to reduce our short-term funding requirements have included arranging for select clients trades to be cleared by another large financial institution, reducing limits on daily client trading activity on a client-by-client basis and selectively reducing our market making activities in certain asset classes or products.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary is subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Americas LLC is a registered U.S. broker-dealer, and its primary regulator include the SEC and FINRA.

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

Our Canadian subsidiaries, Virtu ITG Canada Corp and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Investment Industry Regulatory Organization of Canada. Virtu Financial Ireland Limited and Virtu ITG Europe Limited are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, Virtu Financial Ireland Limited and Virtu ITG Europe Limited are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Singapore Pte Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities Exchange, the Securities and Futures Commission, and the Monetary Authority of Singapore, respectively.

See Note 20 “Regulatory Requirement” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2020, the outstanding principal balance on our broker-dealer facilities was $78.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $163.6 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statement of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On March 20, 2020, a broker-dealer subsidiary of the Company entered into a loan agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020, though no borrowings were made during such period, which is now expired. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Loan Agreement, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock, as described below.

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock. The number of shares would have been increased to 10,000,000 if, at any time during the term of the Founder Member Facility, Founder Member Loans equal to or greater than $100 million remained outstanding for a certain period of time specified in the Warrant, however as indicated above, no borrowings were made during the term of the Founder Member Loan Facility and therefore there was no such increase of shares issuable pursuant to the terms of the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, and the Warrant may be exercised to purchase up to 3,000,000 shares of the Company's Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

On January 29, 2020, the Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. The Company also previously entered into a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps meet the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fix interest payment obligations on $1,000 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.

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

We were in compliance with all applicable covenants under the Amended Credit Agreement as of September 30, 2020.
Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
Net cash provided by (used in):	2020	2019
Operating activities	$483,598	$(346,222)
Investing activities	3,444	(882,820)
Financing activities	(598,220)	897,810
Effect of exchange rate changes on cash and cash equivalents	3,860	(9,996)
Net increase (decrease) in cash and cash equivalents	$(107,318)	$(341,228)

Operating Activities

Net cash provided by operating activities was $483.6 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $346.2 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities was primarily attributable to increases in trading income, net for the nine months ended September 30, 2020 compared to the prior period.

Investing Activities

Net cash provided by investing activities was $3.4 million for the nine months ended September 30, 2020, compared to net cash used in investing activities of $882.8 million for the nine months ended September 30, 2019. The decrease in cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date during the same period of 2019 (see Note 3 “ITG Acquisition” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q), partially offset by $60.6 million cash provided by the sale of MATCHNow in the third quarter of 2020 (see Note 4 "Sale of MATCHNow" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q).

Financing Activities

Net cash used in financing activities was $598.2 million for the nine months ended September 30, 2020, while net cash provided by financing activities was $897.8 million for the nine months ended September 30, 2019. The cash used in financing activities for the nine months ended September 30, 2020 was primarily attributable to a $288.5 million prepayment on our long-term borrowings and by distributions made to noncontrolling interests of $247.8 million. The cash provided by financing activities of $897.8 million during the same period of 2019 primarily reflects net proceeds from long-term borrowings associated with our entering into the Credit Agreement on the ITG Closing Date, as described above.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of September 30, 2020, and December 31, 2019, or on our results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock, restricted stock awards ("RSAs") and restricted stock units ("RSUs"). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and restricted stock units is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of restricted stock units or the exercise of stock options.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2020, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2020 and December 31, 2019 was $2.8 billion and $2.8 billion, respectively, in long positions and $2.8 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 26.1% and 27.3% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and approximately 20.2% and 25.1% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in revenues of $17.2 million and $10.4 million for the three months ended September 30, 2020 and 2019, respectively, and $51.7 million and $28.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, under our BCP a significant majority of our global work force was working remotely, which may increase various risks to our business. These include the risks associated with a computer systems and software failure, cyber risks, capacity constraints, malfunctions and delays. Risks associated with trading operations, financial reporting, internal controls and other key functions and responsibilities may also be elevated, as employees rely on critical technologies to communicate and collaborate and perform core functions remotely. The risk of further disruption or adverse impact may also be heightened as and when governmental orders are lifted or relaxed and we begin to reintegrate our personnel and business into our office locations pursuant to our return to office policy.

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

Total share repurchases for the three months ended September 30, 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	6,569	24.07	N/A	N/A
Class C Common Stock/ Virtu Financial Units repurchases	—	—	—

August 1, 2020 - August 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	73,001	25.69	N/A	N/A
Class C Common Stock/ Virtu Financial Units repurchases	—	—	—

September 1, 2020 - September 30, 2020
Class A Common Stock / Virtu Financial Units repurchases	—	—	N/A	N/A
Class C Common Stock/ Virtu Financial Unit repurchases	—	—	—

Total Common Stock / Virtu Financial Unit repurchases	79,570	$25.56	—	$—
(1) Comprises the repurchase of 79,570 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*†	Employment Agreement, dated as of August 7, 2020, by and between Virtu Financial Operating LLC and Sean Galvin.
10.2*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of August 12, 2020, by and between Virtu Financial, Inc. and Sean Galvin.

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

Virtu Financial, Inc.

DATE:	November 6, 2020	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 6, 2020	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer