Form 10-K
period 2020-12-31
Virtu Financial, Inc.
filed 2021-02-25
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Class of Stock	Shares Outstanding as of February 25, 2021
Class A common stock, par value $0.00001 per share	122,186,196
Class C common stock, par value $0.00001 per share	10,135,182
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $2,371.4 million, based on the closing price of $23.60 per share as reported by NASDAQ on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2021 Proxy Statement”) for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•the continuing impacts of COVID-19 and the governmental and other responses thereto, including but not limited to the risk of employees and executives contracting COVID-19 and the deployment of our business continuity plan pursuant to which a significant number of our employees currently work remotely and our return to office plan, each of which may increase operational risk, as well as increases in market, counterparty and other forms of operational risk;
•volatility in levels of overall trading activity;
•dependence upon trading counterparties and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•increased competition in market making activities and execution services;
•dependence on continued access to sources of liquidity;
•risks associated with self-clearing and other operational elements of our business, including but not limited to risks related to funding and liquidity;
•obligations to comply with applicable regulatory capital requirements;
•litigation or other legal and regulatory-based liabilities;
•changes in laws, rules or regulations, including proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. (and certain states therein) and other jurisdictions and other potential changes which could increase our corporate or other tax obligations in one or more jurisdictions;
•obligations to comply with laws and regulations applicable to our operations in the U.S. and abroad;
•enhanced media and regulatory scrutiny, including attention to electronic trading and market structure and its impact upon public perception of us or of companies in our industry;
•need to maintain and continue developing proprietary technologies;
•the effect of the Acquisition of KCG and the ITG Acquisition (as defined below) on ongoing business operations generally, including our ability to achieve cost-saving synergies related to these historical acquisitions, the assumption of potential liabilities and risks relating to these historical acquisitions, and the significant costs and significant indebtedness that we have incurred in connection therewith;
•capacity constraints, system failures, and delays;

•dependence on third-party infrastructure or systems;
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

Technology and operational efficiency are at the core of our business, and our focus on market making and order routing technology is a key element of our success. We have developed a proprietary, multi‑asset, multi-currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges, liquidity centers, and our clients. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and institutional agency activities in an efficient manner that enables us to scale our activities globally, across additional securities and other financial instruments and asset classes, without significant incremental costs or third-party licensing or processing fees.

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

We primarily conduct our Americas equities business through our SEC registered broker‑dealer, Virtu Americas, LLC ("VAL"). We are registered with the Central Bank of Ireland ("CBI") and the Financial Conduct Authority ("FCA") in the UK for our European trading, the Investment Industry Regulatory Organization of Canada (“IIROC”) and the Ontario Securities Commission for our Canadian trading, and the Monetary Authority of Singapore ("MAS"), Securities and Futures Commission of Hong Kong ("SFC"), and Australian Securities and Investments Commission ("ASIC") for our Asia-Pacific (“APAC”) trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and to advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York, New York and our trading centers in Austin, Texas, Chicago, Illinois and Short Hills, New Jersey. Abroad, we conduct our business through trading centers located in London, England, Dublin, Ireland, Paris, France, Singapore, Hong Kong, and Sydney, Australia.

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

Our core operations team across our offices in North America, APAC and Europe monitors our systems 24 hours a day, five days a week. This function provides coverage for our full technology platform, including our market data, order routing, transaction processing, and risk management technology modules.

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

We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of their customer. We continually refine our automated order routing models so that we may remain competitive.

Global Equities

We trade over 25,000 listed and over-the-counter ("OTC") securities including, among others, equity related futures and exchange traded products ("ETPs"), on thirteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the NASDAQ, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

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

As ETPs and other similar products have proliferated both domestically and internationally, demand has increased for trading the underlying assets or hedging such funds. Our technology has enabled us to expand into providing liquidity to this growing area by making markets across these assets in a variety of trading venues globally. We are authorized participants, and can create and/or redeem ETPs in the Americas. As of December 31, 2020, we are the Lead Market Maker or Designated Liquidity Provider in over 600 ETPs listed in the Americas.

We are also well positioned in European ETPs, as an authorized participant in many European ETPs. We are authorized participants in over 2,000 ETPs and can create and/or redeem ETPs listed outside the Americas. As of December 31, 2020, we are the registered Market Maker in over 500 ETPs listed abroad. We also hold a minority stake in Japannext Co., Ltd. (“JNX”), a leading Proprietary Trading System in Japan.

Global Fixed Income, Currencies and Commodities (“FICC”), Options, and Other

Our Fixed Income market making includes our activity in U.S. Treasury securities and other sovereign debt, corporate bonds, and other debt instruments. We trade these products on a variety of specialized exchanges, direct to counterparties, and other trading venues, including BrokerTec, eSpeed, DealerWeb, and BGC’s Fenics UTS.

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 80 currencies, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. We are a leading participant in the major foreign exchange venues, including Reuters, Currenex, Cboe FX and NEX.

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

Execution Services

We offer agency execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker dealers. We generally earn commissions when transacting as an agent for our clients. Within the Execution Services segment, we offer the following categories of products and services:

•Agency-based, execution-only trading, done through a variety of access points including:
◦algorithmic trading and order routing;
◦institutional sales traders who offer portfolio trading and single stock sales trading providing execution expertise for program, block and riskless principal trades in global equities and ETFs; and
◦matching of client conditional orders via POSIT Alert and in our ATSs, including Virtu MatchIt and POSIT.

•Workflow Technology, and our integrated, broker-neutral trading tools delivered across the globe including order and execution management systems and order management software applications and network connectivity; and

•Trading Analytics, including
◦tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance and post-trade analysis;
◦portfolio construction and optimization decisions; and
◦securities valuation.

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2020, our Execution Services segment did not have any client that accounted for more than 10% of our total commissions earned.

Clients may access a broad range of products and services that includes electronic execution services in global equities via algorithmic trading, order routing and an execution management system (“EMS”) as well as internal crossing through our registered ATSs. Our ATSs provide clients with important sources of non-displayed liquidity. We also offer clients voice access to global markets including sales and trading for equities, ETFs and options. Certain broker-dealer affiliates also engage in foreign exchange trading to facilitate equity trades by clients in different currencies as well as other client foreign exchange trades unrelated to equity trades. We handle large complex trades, accessing liquidity from our order flow and other sources. We provide soft dollar and commission recapture programs.

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

We provide matching of client orders in our ATSs, including Virtu MatchIt, POSIT ATS, and POSIT MTF. MatchIt provides two crossing sessions, a Main Session and a Conditional Session. The Main Session provides continuous crossing with price/time priority and is available to our subsidiaries and external subscribers. The Conditional Session accepts conditional orders with price/size priority, and is only available to our subsidiaries. POSIT provides continuous crossing of non‑displayed (or dark) equity orders and price improvement opportunities within the published best bid and offer price. POSIT Alert is a block crossing mechanism within POSIT. POSIT Alert unites liquidity sourced directly from trader OMSs with conditional orders from electronic participants for matching using a conditional order process. In addition, POSIT MTF Auction provides frequent batch auctions which display indicative size/price prior to trade execution.

Workflow Technology

Our workflow technology tools are designed to meet the needs of a broad range of trading styles. As an example, Triton Valor, the most recent release of our multi‑asset and broker‑neutral Triton EMS, helps to bring integrated execution and analytical tools to the user’s desktop, including the Algo Wheel, an algorithmic way for a portfolio manager to intelligently allocate volume between different providers. Triton supports global list‑based and single‑stock trading, as well as futures and options capabilities and includes ITG Net, a fully integrated and supported financial services communications network. Triton also provides traders with access to scalable, low‑latency, multi‑asset trading opportunities. Our OMS combines portfolio management, compliance functionality, and a fully integrated and supported financial services communications network (ITG Net) with a consolidated, outsourced service for global trade matching and settlement that provides connectivity to the industry’s post‑trade utilities, as well as support for multiple, flexible settlement communication methods and a real‑time process monitor.

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

RFQ‑hub, a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments, connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. RFQ‑hub is available as a stand‑alone platform and is also integrated with Triton.

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

Our approach to managing risk includes the following practices:

•Pre-Trade Risk Controls. Messages that leave our trading environment must first pass through a series of preset risk controls, which are intended to minimize the likelihood of unintended activities by our algorithms. Certain risk controls, when triggered, result in a strategy lockdown, which requires a manual reset in order to restart the strategy.

•Model Restrictions. Trading models have limits in place which restrict individual position sizes, sector exposures and imbalanced portfolios with significant directional risks. Trading strategies are designed to automatically reduce exposures when limits are reached. The models are monitored continuously by the trading team and the risk managers.

•Aggregate Exposure Monitoring. Pursuant to our risk management policies, our automated management information systems monitor in real‑time and generate reports on daily and periodic bases. Exposures monitored include:

◦Risk Profiles
◦Statistical Risk Measures including Value at Risk (“VaR”), and Equity Betas
◦Stress and Scenario analysis
◦Concentration measures
◦Profit and Loss analysis
◦Trading performance reports

•Our trading assets and liabilities are marked‑to‑market daily for financial reporting purposes by reference to official exchange prices, and they are re‑valued continuously throughout the trading day for risk management and asset/liability management purposes.

•Operational Controls. We have a series of automated controls over our business. Key automated controls include:

◦Our technical operations system continuously monitors our network and the proper functioning of each of our trading centers around the world;
◦Our market making system continuously evaluates the listed securities in which we provide bid and offer quotes and changes its bids and offers in such a way as to minimize exposure to directional price movements. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, allowing us to achieve real‑time controls over market exposure. We connect to exchanges and other electronic venues through a network of co‑location facilities around the world that are monitored 24 hours a day, five days a week, by our staff of experienced network professionals;
◦Our clearing system captures trades in real-time and performs automated reconciliations of trades and positions, corporate action processing, options exercises, securities lending and inventory management, allowing us to effectively manage operational risk;
◦Software developed to support our market making systems performs daily profit and loss and position reconciliations; and
◦After event reviews where operational issues are evaluated and risk mitigations are identified and subsequently implemented.

•Credit Controls. Trading notional limits are applied to customers and counterparts. These are monitored throughout the day by trading support and risk professionals.

•Liquidity Controls. We seek to minimize liquidity risk by focusing the majority of trading in highly active and liquid instruments. Less liquid securities are identified and restrictions are in place as to the size of positions we hold in such instruments.

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

Competition

The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with any particular firm; however, individual products compete with various firms and consortia.

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

In the execution services segment, our algorithmic and smart routing products, as well as our high‑touch agency execution and portfolio trading internalizers services, compete with agency‑only and other sell‑side firms. Our trading and portfolio analytics compete with offerings from several sell‑side‑affiliated and independent companies. POSIT and MatchIt compete with various national and regional securities exchanges, ATSs, Electronic Communication Networks, MTFs and systematic internalizers for trade execution services. Our EMS, OMS, connectivity and RFQ services compete with offerings from independent vendors, agency‑only firms and other sell‑side firms.

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

Intellectual Property and Other Proprietary Rights

We rely on federal, state and international laws that govern trade secrets, trademarks, domain names, patents, copyright and contract law to protect our intellectual property and proprietary technology. We enter into confidentiality, intellectual property invention assignment and/or non‑competition and non‑solicitation agreements or restrictions with our employees, independent contractors and business partners, and we control access to, and distribution of, our intellectual property.

Human Capital Resources

As of February 19, 2021, we had approximately 976 employees, located in nine countries around the world, all of whom were employed on a full‑time basis and in good standing. The approximate regional representation of our workforce is as follows: 74% Americas, 16% EMEA and 10% APAC. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

In shaping our culture, we aim to combine a high standard of excellence, technological innovation and agility and operational and financial discipline. We believe that our flat and transparent structure and our collaborative and collegial approach enable our employees to grow, develop and maximize their impact on our organization. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to promote the retention and growth of our employees along with their health, well-being and financial security. Our short- and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and various wellness programs and we review the competitiveness of our compensation and benefits periodically. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace. In 2020, we formed a Diversity and Inclusion Committee (the "D&I Committee") to help further these goals and objectives. The D&I Committee has focused on broadening recruitment efforts, increasing awareness of diversity and inclusiveness related issues through internal trainings and communications, and internal and external mentorship, including mentorships with New York City high school students. Additionally, we have hosted an annual Women's Winternship program since 2019, which provides a week-long internship program aimed at introducing sophomore-level female college students to a career path in financial services and features over 30 instructors across the firm from various business lines and disciplines.

Regulation

We conduct our U.S. equities and options market making and provide execution services through VAL, our SEC‑registered broker‑dealer. VAL is regulated by the SEC and its designated examining authority is the Financial Industry Regulatory Authority, Inc. (“FINRA”). VAL is also registered as a floor trader firm with the Commodity Futures Trading Commission (“CFTC”). As part of the Company's integration efforts, the Company consolidated the operations of its other historical U.S. broker-dealer subsidiaries. Specifically, the broker-dealer activities of Virtu Financial BD LLC and Virtu Financial Capital Markets LLC were consolidated within VAL as of December 31, 2019 and the SEC registrations were withdrawn in March 2020. Subsequently, the Company consolidated the broker-dealer activities of Virtu ITG LLC and Virtu Alternet Securities within VAL as of June 1, 2020 and the SEC registrations were withdrawn in August 2020.

Our activities in U.S. equities are both self‑cleared and rely on fully-disclosed clearing arrangements with third-party clearing firms. We are a full clearing member of the National Securities Clearing Corporation (“NSCC”) and the Depository Trust & Clearing Corporation (“DTCC”). We use the services of prime brokers, primarily in other asset classes, who provide us direct market access to markets and often cross‑margining and margin financing in return for execution and clearing fees. We continually monitor the credit quality of our prime brokers and rely on large multinational banks for most of our execution and clearing needs globally.

Our energy, commodities and currency market making and trading activities are primarily conducted through Virtu Financial Global Markets LLC.

We conduct our European, Middle Eastern and African (“EMEA”) market making activities from Dublin and through our subsidiary Virtu Financial Ireland Limited ("VFIL"), which is authorized as an “Investment Firm” with the CBI. VFIL maintains a branch office in London. We conduct our EMEA execution services trading activity from Dublin, London, and

Paris through our subsidiary Virtu ITG Europe Limited ("VIEL"). VIEL is authorized and regulated by the CBI as an “Investment Firm” and maintains branch offices in London and Paris. The London branch offices of VFIL and VIEL currently utilize the U.K. FCA's Temporary Permissions Regime and are therefore deemed to be authorized and regulated by the FCA. VIEL's Paris branch is registered with the Banque de France. VIEL also operates a multi-lateral trading facility (“MTF”) in Ireland and Virtu ITG UK Limited ("VIUK"), a U.K. investment firm, operates a MTF in the U.K. VIUK is an investment firm which is authorized and regulated by the FCA.

We conduct our APAC market making activities from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is registered with the MAS for an investment incentive arrangement. We conduct our APAC execution services trading activity from Singapore, Hong Kong, and Australia through our subsidiaries Virtu ITG Singapore Pte. Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Australia Limited. Virtu ITG Singapore Pte. Limited is a holder of a Capital Markets Services License from the MAS, which is its principal regulator. Virtu ITG Hong Kong Limited is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer’s license issued by the SFC, which is its principal regulator. Virtu ITG Australia Limited is a market participant of the Australian Securities Exchange (“ASX”) and Chi-X Australia Limited, and is also a holder of an Australian Financial Services License issued by the ASIC. Virtu ITG Australia Limited’s principal regulators are the ASX and ASIC.

Our Canadian market making activities are conducted through our subsidiary Virtu Financial Canada ULC. Virtu Financial Canada ULC is a Canadian broker‑dealer registered as an investment dealer with the IIROC. Our Canadian execution services trading activities are conducted through our subsidiary Virtu ITG Canada Corp. Virtu ITG Canada Corp. is a Canadian broker‑dealer registered as an investment dealer with IIROC, Ontario Securities Commission (“OSC”), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission (“ASC”), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. Virtu ITG Canada Corp. is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec.

Most aspects of our business are subject to regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our broker-dealer subsidiaries are members. The SEC, FINRA, CFTC, NFA, U.S. state securities regulators, the European Securities and Markets Authority (“ESMA”) in the European Union, the CBI in Ireland, FCA in the U.K., Banque de France in France, MAS in Singapore, SFC in Hong Kong, ASX and ASIC in Australia, IIROC and OSC in Canada, other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets, including, but not limited to, trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, customer protection, reporting, record retention, market access and the conduct of officers, employees and other associated persons.

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

Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market, the revocation or limitation of licenses and/or business activities, the issuance of cease‑and‑desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons. From time to time, we are the subject of requests for information and documents from the SEC, FINRA and other regulators. It is our practice to cooperate and comply with the requests for information and documents. These requests could lead to administrative or court proceedings. Whether or not they result in adverse findings, they can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, customer relationship and profitability.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, future legislative or regulatory changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations. Regulators may propose market structure changes particularly considering the continued media, congressional and regulatory scrutiny of U.S. equities market structure, the retail trading environment in the U.S. and relationships between retail broker-dealers and market making firms, high frequency trading, short selling, alternative trading systems, and off exchange trading generally, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow, profit-sharing relationships, and exchange fee and rebate structures.

The SEC and other SROs have enacted and are actively considering rules that may affect our operations and profitability. Among these are changes the SEC has made to Reg NMS Rule 606, as well as changes the SEC is considering to Rule 605 which are intended to provide additional information on order routing and execution quality. In 2019, Regulation ATS-N became effective, requiring operators of alternative trading systems to provide additional information regarding the ATS and other business of the operator that may pose conflicts. Broker-dealers became subject to the reporting requirements under the Reg NMS Plan providing for a Consolidated Audit Trail of equities and options data in 2020. The SEC adopted NMS Rule 610T to conduct a transaction fee pilot (the “Pilot”) designed to generate data that will help the SEC analyze the effects of exchange transaction fee and rebate pricing models on order routing behavior, execution quality, and market quality generally, however, the current form of NMS Rule 610T and the Pilot were vacated by the Court of Appeals for the District of Columbia Circuit on June 16, 2020 pending further review by the SEC. These changes and others impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.

On July 21, 2010, the Dodd‑Frank Act was enacted in the U.S. Implementation of the Dodd‑Frank Act has been accomplished through extensive rulemaking by the SEC, the CFTC and other governmental agencies. The Dodd‑Frank Act includes the “Volcker Rule,” which significantly limits the ability of banks and their affiliates to engage in proprietary trading, and Title VII, which provides a framework for the regulation of the swap markets. One of our subsidiaries is registered with the CFTC as a floor trader, and is exempt from registration as a swap dealer based on its current activity. Registration as a swap dealer would subject our subsidiary to various requirements, including those related to capital, conduct, and reporting.

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID II represented significant change in the operation of European capital markets and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II requires European firms to conduct all trading on European Trading Venues including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third country venues, requires market makers, such as VFIL, to post firm quotes at competitive prices and supplemented requirements with regards to investment firms’ pre-trade risk controls related to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime is currently under review, with European Union authorities considering making further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares”, on February 17, 2020, a European Commission public consultation on the review of the MiFIDII/MiFIR regulatory framework and on December 18, 2020 an ESMA Consultation Paper entitled "MiFID II/MiFIR Review Report on Algorithmic Trading". Further, in light of the U.K.'s withdrawal of its membership from the E.U., which is commonly referred to as "Brexit", the passporting regime under MiFID II, which enables firms to provide services to countries across the E.U., no longer encompasses the U.K. VFIL and VIEL continue to service U.K. clients by means of their London branches, however, in light of Brexit, these branches operate in the U.K. not on the basis of MiFID II passporting rights, but on the basis of the U.K. FCA's Temporary Permissions Regime, pursuant to which the London branches of VFIL and VIEL are deemed to be authorized and regulated by the FCA.

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

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement, and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 64.1% interest in Virtu Financial at December 31, 2020. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain members of the management of Virtu Financial, and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 81.9% of the combined voting power of our outstanding common stock as of December 31, 2020. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

We have completed two significant acquisitions over the past four years that have expanded and complemented Virtu Financial's original electronic trading and market making business. On July 20, 2017 (the "KCG Closing Date"), the Company completed the all-cash acquisition (the "Acquisition of KCG") of KCG Holdings, Inc. ("KCG"). In connection with the Acquisition of KCG, the Company issued 8,012,821 shares of the Company’s Class A stock to Aranda Investments Pte. Ltd. (“Aranda”), an affiliate of Temasek, for an aggregate purchase price of approximately $125.0 million and 40,064,103 shares of the Company’s Class A stock to North Island Holdings I, LP (the “North Island Stockholder”) for an aggregate purchase price of approximately $618.7 million, in each case in accordance with terms of an investment agreement in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, (collectively, the “July 2017 Private Placement”).

On March 1, 2019 (the “ITG Closing Date”), we completed our acquisition of Investment Technology Group, Inc. (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for approximately $1.0 billion (the “ITG Acquisition”). As described in “Acquisition of Investment Technology Group, Inc.” below, ITG was a global financial technology company that offered a suite of trading and financial technology products to help leading brokers and asset managers improve returns for investors around the world. ITG empowered traders and investors to reduce the end-to-end cost of implementing investment decisions via liquidity, execution, analytics and workflow technology solutions.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities. This summary does not contain all of the information that may be important to you, and you should read the more detailed discussion of risks that follows this summary.

Business and Operations

•The COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
•Our revenues and profitability depend on trading volume and volatility in the markets in which we operate and therefore are subject to factors beyond our control, are prone to significant fluctuations and are difficult to predict.
•We are dependent upon our trading counterparties and clearing houses to perform their obligations to us.
•We may incur losses in our market making activities and our execution services businesses due to failures of our customized trading platform, due to market risk or from a lack of perfect information.
•The valuation of the securities we hold at any particular time may result in large and occasionally anomalous swings in the value of our positions and in our earnings in any period.
•We face substantial competition and other competitive dynamics which could harm our financial performance.
•Our market making business is concentrated in U.S. equities; accordingly, our operating results may be negatively impacted by changes that affect the U.S. equity markets.
•We could lose significant sources of revenues if we lose any of our larger clients or sources of order flow or lose access to an important exchange or other trading venue.
•We are subject to liquidity risk in our operations.
•Self‑clearing and other elements of our trade processing expose us to operational, financial and liquidity risks.
•We have a substantial amount of indebtedness, which could negatively impact our business and financial condition, and may limit our flexibility in operating our business.
•We depend on our technology and our results may be negatively impacted if we cannot remain competitive.
•Our reliance on our computer systems and software could expose us to material financial and reputational harm if any of our computer systems or software were subject to any material disruption or corruption.
•We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation damages as a consequence.
•Our business may be harmed by computer and communication systems malfunctions, failures and delays.
•Failure or poor performance of third‑party software, infrastructure or systems could adversely affect our business.
•The use of open source software may expose us to additional risks.

•We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.
•Fluctuations in currency exchange rates could negatively impact our earnings.
•We may incur material losses on foreign exchange transactions entered into on behalf of clients and be exposed to material liquidity risk due to counterparty defaults or errors.
•We may experience risks associated with future growth or expansion of our operations or acquisitions, strategic investments or dispositions of businesses, and we may never realize the anticipated benefits of such activities.
•Our future efforts to sell shares of our common stock or raise additional capital may be inhibited by regulations.
•We are dependent on the continued service of certain key executives, the loss or diminished performance of whom could have a material adverse effect on our business and our success depends, in part, on our ability to identify, recruit and retain skilled management and technical personnel.
•We may incur losses as a result of unforeseen or catastrophic events, including the emergence of another pandemic, social unrest, terrorist attacks, extreme weather events or other natural disasters.

Historical Acquisitions

•Significant costs and significant indebtedness were incurred in connection with the consummation of our historical acquisitions and significant costs have been and will be incurred in connection with the integration of KCG and ITG into our business, including legal, accounting, financial advisory and other costs.
•Integrating KCG's and ITG’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating these businesses.
•We may not realize the anticipated synergies, cost reductions and growth opportunities from our historical acquisitions.
•In connection with our historical acquisitions, the Company will be subject to business uncertainties and potential liabilities that could materially and adversely affect our business.

Legal and Regulatory

•Regulatory and legal uncertainties could harm our business.
•Non‑compliance with applicable laws or regulatory requirements could subject us to sanctions and could negatively impact our reputation, prospects, revenues and earnings.
•We are subject to risks relating to litigation and potential securities law liability.
•Proposed legislation in the European Union, the U.S. and other jurisdictions that would impose taxes on certain financial transactions could have a material adverse effect on our business and financial results.
•We are exposed to risks associated with our international operations and expansion and failure to comply with laws and regulations applicable to such operations may increase costs, reduce profits, limit growth or subject us to liability.
•Brexit may negatively impact the global economy, financial markets and our business.

Organization and Structure

•We are a holding company and our principal asset is our 64.1% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.
•We are controlled by the Founder Post‑IPO Member, whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
•We may be unable to remain in compliance with the covenants contained in our Credit Agreement and our obligation to comply with these covenants may adversely affect our ability to operate our business.
•We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NASDAQ rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.
•We are required to pay the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders for certain tax benefits we may claim, and the amounts we may pay could be significant.

Class A Common Stock

•Substantial future sales of shares of our Class A common stock in the public market could cause our stock price to fall.
•Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations and cash flows, and stock price.
•We intend to pay regular dividends to our stockholders, but our ability to do so may be limited by our holding company structure, contractual restrictions and regulatory requirements.

•Provisions in our charter documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

General

•Our stock price may be volatile.
•We incur increased costs as a result of being a public company.
•Our stock price and trading volume could decline as a result of inaccurate or unfavorable research, or the cessation of research coverage, about us or our business published by securities or industry analysts.
•Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Risks Related to Our Business and Operations

The COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The ongoing coronavirus (COVID-19) pandemic has caused significant disruption in the international and United States economies and financial markets, and has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, travel, and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The full impact this virus may have on the global financial markets and the overall economy is not currently known. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•Employees, including our senior executives, contracting COVID-19;
•Reductions in our operating effectiveness or efficiency or increases in risk as a result of the implementation of our business continuity plan (BCP), under which a significant number of our employees work from home, and potential disruptions or adverse impacts as and when we implement a return to office policy for certain employees;
•Unprecedented volatility in global financial markets, which may increase the risk or potential magnitude of operational errors;
•Increases in liquidity needs, including but not limited to margin funding requirements with clearinghouses or prime brokers, for our business and challenges obtaining sufficient liquidity sources to meet such needs or requirements;
•Potential decreases in demand for our products and services, which would negatively impact our liquidity position and our results;
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

Our revenues and profitability depend on trading volume and volatility in the markets in which we operate, and therefore are subject to factors beyond our control, are prone to significant fluctuations and are difficult to predict.

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

We may incur losses in our market making activities and our execution services businesses due to failures of our customized trading platform, due to market risk or from a lack of perfect information.

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

We face substantial competition and other competitive dynamics which could harm our financial performance.

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

A majority of our market making revenue for 2020 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on our business, financial condition and operating results.

We could lose significant sources of revenues if we lose any of our larger clients or sources of order flow or lose access to an important exchange or other trading venue.

At times, a limited number of clients could account for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. The loss of one or more larger clients could have an adverse effect on our revenues and profitability in the future. None of these clients is currently contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these significant clients or that such clients will maintain or increase their demand for our trade execution services. Further, the continued integration of legacy systems and the development of new systems could result in disruptions to our ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, or to solicit new customers. Further, changes in applicable laws, regulations or rules could adversely impact our relationship with any such client or opportunities to interact with order flows from such clients. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Similarly, changes in applicable laws, regulations or rules promulgated by exchanges could conceivably prevent us from providing liquidity to an exchange or other trading venue where we provide liquidity today. Though our revenues are diversified across exchanges and other trading venues, asset classes and geographies, the loss of access to one or more significant exchanges and other trading venues for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to liquidity risk in our operations.

We require liquidity to fund various ongoing obligations, including operating expenses, margin requirements, capital expenditures, debt service and dividend payments. Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker‑dealer revolving credit facilities (described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings”), margin financing provided by our prime brokers and cash on hand. Our liquidity could be materially impaired by a number of factors, including increased funding requirements for margin or settlement with central clearinghouses, prime brokers or counterparties, reduced business activity due to a market downturn, adverse regulatory action or a downgrade of our credit rating. If our business activities decrease or we are unable to borrow additional funds in the future on terms that are acceptable to us, or at all, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

Self‑clearing and other elements of our trade processing operations expose us to significant operational, financial and liquidity risks.

We currently self‑clear a substantial portion of our domestic equity trades and may expand our self‑clearing operations internationally and across product offerings and asset classes in the future. Self‑clearing exposes our business to operational risks, including business disruption, operational inefficiencies, liquidity, financing risks, counterparty performance risk and potentially increased expenses and lost revenue opportunities. While our clearing platform, operational processes, risk methodologies, enhanced infrastructure and current and future financing arrangements have been carefully designed, we may nevertheless encounter difficulties that may lead to operating inefficiencies, including delays in implementation, disruption in the infrastructure that supports the business, inadequate liquidity and financial loss. Any such delay, disruption or failure could negatively impact our ability to effect transactions and manage our exposure to risk and could have a material adverse effect on our business, financial condition, results of operations cash flows.

In connection with our operation of our client execution services business, we are required to finance certain of our clients’ unsettled positions from time to time and we could be held responsible for the defaults of our clients. Default by our clients may also give rise to our incurring penalties imposed by execution venues, regulatory authorities and clearing and settlement organizations. Although we regularly review our credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions that could in turn adversely affect us.

Additionally, elevated levels of volume and volatility, which have and may continue to result in material increases in our trading activities both in our market making segment and in our execution services segment, have previously and may in the future result in significantly increased margin requirements with the National Securities Clearing Corporation (“NSCC”), the Options Clearing Corporation (“OCC”), as well as certain prime brokers, clearing brokers, and other counterparties. In order to manage these increased daily funding obligations, we have taken and may continue to have to take measures to increase available short-term liquidity and to reduce our short term funding requirements, which may require us to depend on additional sources of liquidity and upon the availability of third parties for services such as trade clearing, and have required and may continue to require us to limit certain of our activities in certain asset classes or products. If such sources of short-term liquidity or third-party services are not available, or if we encounter challenges obtaining such short-term liquidity or third-party services on terms favorable to us or at all, then our business, financial condition and results of operations may be adversely impacted.

We have a substantial amount of indebtedness, which could negatively impact our business and financial condition, and may limit our flexibility in operating our business.

As of December 31, 2020, we had an aggregate of $1,670.4 million outstanding indebtedness under our long-term borrowings. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $400.0 million, under which we had $36.4 million of borrowings outstanding as of December 31, 2020. We are also a party to a $600.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2020. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $616.0 million under which we had $134.7 million in borrowings outstanding at December 31, 2020.

    The credit agreement entered into on March 1, 2019 by and among Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, the lenders party thereto and Jeffries Finance LLC, as administrative agent (as amended on October 9, 2019 and as further amended from time to time, the “Credit Agreement”) contains, and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•incur additional debt, guarantee indebtedness or issue certain preferred equity interests;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our equity interests or make other restricted payments;
•prepay, redeem or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on our assets;
•consolidate, merge or sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•designate our subsidiaries as unrestricted subsidiaries.

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

•will not be required to lend any additional amounts to us; or
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable and terminate all commitments to extend further credit;

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

Our business may be harmed by computer and communication systems malfunctions, failures and delays.

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

Our future efforts to sell shares of our common stock or raise additional capital may be inhibited by regulations.

As certain of our subsidiaries are members of FINRA and other SROs, we are subject to certain regulations regarding changes in ownership or control and material changes in operations. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with certain change of ownership or control transactions, such as a transaction that results in a single entity or person owning 25% or more our equity. Similarly, VFIL, VIEL and VIUK, our regulated subsidiaries in Ireland and the U.K., are subject to change in control regulations promulgated by the CBI and/or the FCA, and other registered or regulated foreign subsidiaries may be subject to similar regulations in applicable jurisdictions. As a result of these regulations, our future efforts to sell shares of our common stock or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

We are dependent on the continued service of certain key executives, the loss or diminished performance of whom could have a material adverse effect on our business, and our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel.

Our performance is substantially dependent on the performance of our senior management, including Douglas Cifu, our Chief Executive Officer, Joseph Molluso, our Co-President and Co-Chief Operating Officer, Brett Fairclough, our Co-President and Co-Chief Operating Officer and Sean Galvin, our Chief Financial Officer. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert their attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of another pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the Ebola or Zika viruses, COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Risks Related to our Historical Acquisitions

Significant costs and significant indebtedness were incurred in connection with the consummation of our historical acquisitions and significant costs have been and will be incurred in connection with the integration of KCG and ITG into our business, including legal, accounting, financial advisory and other costs.

We expect to incur and have incurred significant costs in connection with integrating the operations, products and personnel of KCG and ITG into our business, in addition to costs related directly to completing the Acquisition of KCG and ITG Acquisition. These costs may include:

•employee retention, redeployment, relocation or severance;
•integration of information systems;
•combination of corporate and administrative functions; and
•potential or pending litigation or other proceedings related to the Acquisition of KCG and the ITG Acquisition.

The costs related to our historical acquisitions could be higher than currently estimated, depending on how difficult it will be to integrate our business with that of KCG and ITG, and the expected cost reductions and synergies may not be achieved.

In addition, we may incur additional of non-recurring costs associated with combining the operations of KCG and ITG with ours, which cannot be estimated accurately at this time. While we have incurred a significant amount of transaction fees and other costs related to the consummation of our historical acquisitions, additional unanticipated costs may be incurred. Any expected elimination of duplicative costs, as well as the expected realization of other cost reductions, efficiencies and synergies related to the integration of our operations with those of KCG and ITG, that may offset incremental transaction and transaction-related costs over time, may not be achieved as projected, or at all.

Integrating KCG's and ITG’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating these businesses.

The Acquisition of KCG and the ITG Acquisition involves the integration of multiple companies that have previously operated independently. The success of these acquisitions and their anticipated financial and operational benefits, including increased revenues, synergies and cost reductions, will depend in part on our ability to successfully combine and integrate KCG and ITG’s businesses into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost reductions or other benefits. These benefits may not be achieved within the anticipated time frame, or at all.

Successful integration of KCG and ITG’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, prospects, results of operations, financial condition and/or cash flows.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, and competitive responses. The difficulties of combining the operations of the companies include, among others:

•difficulties in achieving anticipated cost reductions, synergies, business opportunities and growth prospects from the combination;
•difficulties in the integration of operations and systems;
•difficulties in conforming standards, controls, procedures and accounting and other policies and compensation structures between the two companies;
•difficulties in the assimilation of employees and the integration of the companies’ different organizational structure;
•difficulties in managing the expanded operations of a larger and more complex company with increased international operations;
•challenges in integrating the business culture of each company;
•challenges in attracting and retaining key personnel; and
•difficulties in replacing numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy and security and regulatory compliance, many of which may be dissimilar.

These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, prospects, results of operations, financial condition and/or cash flows.

We may not realize the anticipated synergies, cost reductions and growth opportunities from our historical acquisitions.

The benefits that we expect to achieve as a result of the Acquisition of KCG and ITG Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, net cost reductions and synergies. Our success in realizing these growth opportunities, cost reductions and synergies, and the timing of this realization, depends on the successful integration of our historical business and operations and the historical business and operations of both KCG and ITG. Even if we are able to integrate these businesses and operations successfully, the integration may not result in the realization of the full benefits of the growth opportunities, cost reductions and synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, we may be unable to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of our business and KCG's and ITG’s businesses. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from our historical acquisitions may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies described in our press release and supplemental materials announcing each of the Acquisition of KCG and ITG Acquisition are based on a number of assumptions relating to our business, KCG's business and ITG’s business. Those assumptions may be inaccurate, and, as a result, our projected cost reductions and synergies may be inaccurate, and our business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

In connection with our historical acquisitions, the Company will be subject to business uncertainties and potential liabilities that could materially and adversely affect our business.

Uncertainty about the effect of the Acquisition of KCG and ITG Acquisition on employees, customers and suppliers may have both a material and adverse effect on both the Company and ITG. These uncertainties may impair both the Company's ability to attract, retain and motivate key personnel for a period of time after the close of these acquisitions, and could cause customers, suppliers and others who deal with the Company to seek to change existing business relationships. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us after these acquisitions, or if customers, suppliers or others seek to change their dealings with us as a result of these acquisitions, our business could be materially and adversely impacted.

In connection with the Acquisition of KCG and ITG Acquisition, we assumed potential liabilities, indemnification obligations, and other risks relating to KCG's and ITG’s business, including but not limited to those liabilities and risks arising from or related to pending, threatened or potential litigation or regulatory matters. For example, legacy KCG and ITG entities are currently the subject of various regulatory reviews and investigations by federal, state and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may ultimately result in a disciplinary action and/or a civil or administrative action, penalties, fines, judgments, censures and settlements. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Legal and Regulatory Risks

Regulatory and legal uncertainties could harm our business.

Securities and derivatives businesses are heavily regulated. Firms in the financial services industry have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased considerably. In addition, following recent news congressional, regulatory and news media attention to U.S. equities market structure, the regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. The retail trading environment in the U.S., relationships between broker-dealers and market making firms, short selling and “high frequency” and other forms of low latency or electronic trading strategies continue to be the focus of extensive regulatory scrutiny by federal, state and foreign regulators and SROs, and such scrutiny is likely to continue. Our market making and trading activities are characterized by substantial volumes, an emphasis on technology and certain other characteristics that are also commonly associated with high frequency trading and we engage in direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker-dealers and banks and in the context of our market making and trading activities, we are party to various remuneration and rebate arrangements, including payment for order flow, profit-sharing relationships, and exchange fee and rebate structures.

In addition, certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the SEC's Rule 613 in respect of consolidated audit trail imposes new reporting requirements and additional costs on U.S. broker-dealers. Regulators may propose other market structure changes, particularly considering the continued media, congressional and regulatory scrutiny of high frequency trading, alternative trading systems, market fragmentation, colocation, access to market data feeds, and remuneration arrangements such as payment for order flow, profit-sharing relationships, and exchange fee and rebate structures.

Any or all of these proposals or additional proposals may be adopted by the SEC, CFTC or other U.S. or foreign legislative or regulatory bodies, and news media attention to electronic trading and market structure could increase the likelihood of adoption. These potential market structure and regulatory changes could cause a change in the manner in which we make markets, lmit, restrict or otherwise adversely affect our ability to interact with certain order flow, impose additional costs and expenses on our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including VFIL, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposes additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of new trading venues known as Organized Trading Facilities, and the promulgation of a new bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime is currently under review, with European Union authorities considering making further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares”, on February 17, 2020, a European Commission public consultation on the review of the MiFIDII/MiFIR regulatory framework and on December 18, 2020 an ESMA Consultation Paper entitled “MiFID II/MiFIR review report on Algorithmic Trading”. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the 2008 financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators have been implementing in the various jurisdictions in which our lenders may be incorporated. In the E.U., on December 25, 2019, a Regulation on the prudential requirements for Investment Firms (“IFR”) and a Directive on the prudential supervision of investments firms (“IFD”) entered into force. The IFR and IFD introduce new prudential requirements for investment firms, classifying them into different categories depending on the firm’s asset size and types of activity. The main provisions of the IFR and IFD are due to apply from the end of June 2021. As these rules are implemented and in certain cases impose more stringent capital and liquidity requirements, certain of our lenders may revise the terms of our borrowing facilities or margin financing arrangements, reduce the amount of financing they provide, or cease providing us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Non‑compliance with applicable laws or regulatory requirements could subject us to sanctions and could negatively impact our reputation, prospects, revenues and earnings.

Our subsidiaries are subject to regulations in the U.S., and our foreign subsidiaries are subject to regulations abroad, in each case covering all aspects of their business. Regulatory bodies that exercise or may exercise authority over us include, without limitation, in the U.S., the SEC, FINRA, the Chicago Mercantile Exchange, the Intercontinental Exchange, the CFTC, the NFA Exchanges and the various state securities regulators; in the European Union, the European Securities and Markets Authority (“ESMA”); in Ireland, the CBI; in Switzerland, the Swiss Financial Market Supervisory Authority; in France, the Autorité des Marchés Financiers (“AMF”); in the United Kingdom, the FCA; in Hong Kong, the SFC; in Australia, the ASIC; in Canada, the IIROC and various Canadian provincial securities commissions; in Singapore, the MAS and the Singapore Exchange; and in Japan, the Financial Services Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation and changes in rules promulgated by various domestic and foreign government agencies and SROs that oversee our businesses, as well as by changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of additional capital and margin requirements and/or transaction taxes. While we endeavor to deliver required annual filings in all jurisdictions in a timely manner, we cannot guarantee that we will meet every applicable filing deadline globally. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could also negatively impact our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could negatively impact our operations, revenues and earnings.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. In 2016, Estonia, one of the original members, withdrew its support for the proposal. As of December 31, 2020 such tax has not yet been implemented within the European Union although draft legislative proposals are currently under consideration. On October 15, 2020, the Spanish Government published Law 5/2020 on the Spanish Financial Transaction Tax (“Spanish FTT”). The Spanish FTT constitutes a new tax to be applied to acquisitions of equity shares in Spanish companies having a market capitalization greater than EUR1bn (as of 1st December the previous year), that are admitted to trading on a Spanish market or a market based in another E.U. member state. The Spanish FTT was applied to transactions from trade date of January 14, 2020, although it does contain certain exemptions, including in relation to market making activity.

In 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, in late 2018 and 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, have announced proposals or plans that include a financial transaction fee. President Biden's win in the 2020 U.S. Presidential election and the Democratic majorities in Congress may lead to additional proposals or plans. At the state level, the state of New Jersey has considered a bill in the state legislature providing for a financial transaction tax on trades processed on any server located in New Jersey, with other states, including New York, discussing similar measures. Discussions in New York have included a proposed bill which would reestablish a stock transfer tax by repealing a rebate previously implemented and applied to such tax since 1981.

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

We are exposed to risks associated with our international operations and expansion and failure to comply with laws and regulations applicable to our international operations may increase costs, reduce profits, limit growth or subject us to liability.

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

Brexit may negatively impact the global economy, financial markets and our business.

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as “Brexit”. In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. Following extensions to that period, a Withdrawal Agreement and Political Declaration were reached between the U.K. and the E.U. On January 23, 2020, the European Union (Withdrawal Agreement) Act 2020 received Royal Assent in the U.K., and on January 31, 2020 the U.K. left the E.U. Pursuant to the terms of the Withdrawal Agreement. The U.K. and E.U. then entered into a transition period during which rules on trade, travel, and business for the U.K. and E.U. continued to apply. The transition period came to an end as of January 1, 2021, at which point U.K. investment firms which had previously used passporting permissions under MiFID II to provide services to clients in the E.U., ceased to subject to the E.U.'s MiFID II regime. Virtu accesses the E.U. markets primarily through our Irish regulated subsidiaries via MiFID II passporting permissions and accesses the U.K. market primarily via a combination of U.K. based subsidiaries and branch offices. The U.K. branch offices currently utilize the U.K. FCA’s temporary permission regime and may continue to do so in the future. The U.K. subsidiary is an investment firm authorized and regulated by the FCA with permission to operate a U.K. MTF. Poor future relations between the U.K. and E.U., however, could adversely affect European or worldwide political, fiscal, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Disruptions and uncertainty caused by these events may also cause our clients to closely monitor their costs and reduce their spending budget on our services. Any of these effects of the U.K.’s departure from the E.U., and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 64.1% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 64.1% of the Virtu Financial Units as of December 31, 2020. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equityholders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our First Lien Term Loan Facility (as defined below). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equityholders (including us), or the ability of its subsidiaries to make distributions to it. These include:

•the SEC Uniform Net Capital Rule (Rule 15c3‑1), which requires Virtu Financial’s registered broker‑dealer subsidiary to maintain specified levels of net capital;
•FINRA Rule 4110, which imposes a requirement of prior FINRA approval for any distribution by Virtu Financial’s FINRA member registered broker‑dealer subsidiary in excess of 10% of its excess net capital; and
•the requirement for prior approval from the CBI before Virtu Financial’s regulated Irish subsidiary completes any distribution or dividend.

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

The Founder Post‑IPO Member controls approximately 81.9% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock, each share of which is entitled to 1 vote and 10 votes, respectively, on all matters submitted to a vote of our stockholders.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, the purchases and exchanges completed in connection with our subsequent public offerings, the Secondary Offerings, and exchanges by employees and other Virtu Post-IPO Members will range from approximately $0.9 million to $21.7 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

As of December 31, 2020, we had 122,012,180 shares of Class A Common Stock outstanding, excluding 6,539,431 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan (as defined below) and 70,318,679 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, the 89,236,636 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining 106,887,307 shares of Class A Common Stock outstanding as of December 31, 2020 (including shares issuable upon exchange and/or conversion) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these remaining 106,887,307 shares of our Class A Common Stock, including shares issuable upon exchange or conversion as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 21,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan, 6,539,431 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, the North Island Stockholder and piggyback registration rights to certain of the other Virtu Post-IPO Members.

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

Our amended and restated certificate of incorporation and by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which may only become effective when the Founder Post-IPO Member or any of its affiliates or permitted transferees no longer beneficially own shares representing 25% of our issued and outstanding common stock (the “Triggering Event”):

•the 10 vote per share feature of our Class B Common Stock and Class D Common Stock;
•the division of our Board of Directors into three classes and the election of each class for three-year terms;
•the sole ability of the Board of Directors to fill a vacancy created by the expansion of the Board of Directors;
•advance notice requirements for stockholder proposals and director nominations;
•after the Triggering Event, provisions limiting stockholders' ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent;
•after the Triggering Event, in certain cases, the approval of holders of at least 75% of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or by-laws will be required to adopt, amend or repeal our by-laws, or amend or repeal certain provisions of our certificate of incorporation;
•after the Triggering Event, the required approval of holders of at least 75% of the shares entitled to vote at an election of the directors to remove directors, which removal may only be for cause; and

•the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

These provisions of our amended and restated certificate of incorporation and by-laws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A Common Stock in the future, which could reduce the market price of our Class A Common Stock.

In addition, a third party attempting to acquire us or a substantial position in our Class A Common Stock may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a member firm’s equity and would include a change in control of a parent company. Similarly, VFIL, VIEL and VIUK are subject to change in control regulations promulgated by the CBI and/or the FCA. We may also be subject to similar restrictions in other jurisdictions in which we operate. These regulations could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A Common Stock in the future, which could reduce the market price of our Class A Common Stock.

General Risks

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

We incur increased costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting and other expenses. Sarbanes-Oxley and related rules of the SEC, together with the listing requirements of NASDAQ, impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. We have incurred increased costs as a result of compliance with these public company requirements, which require additional resources and make some activities more time consuming than they have been in the past when we were privately owned. We may experience higher than anticipated operating expenses as well as higher independent auditor and consulting fees during the implementation of these changes and thereafter and we may need to hire additional qualified personnel in order to continue to satisfy these public company requirements. We are required to expend considerable time and resources complying with public company regulations. In addition, these laws and regulations may make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, these laws and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action.

Our stock price and trading volume could decline as a result of inaccurate or unfavorable research, or the cessation of research cover, about our business published by securities or industry analysts.

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 16 "Commitments, Contingencies and Guarantees" to the Company’s consolidated financial statements included in Part II Item 8 “Financial Statements and Supplementary Data”, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on NASDAQ under the ticker symbol “VIRT”. There is no established public trading market for Class B Common Stock, Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of February 19, 2020, there are thirty-six stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, six stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our Board of Directors has adopted a policy of returning excess cash to our stockholders. The Board of Directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2020, 2019 and 2018. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs (as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s Board of Directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings”.

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from December 31, 2015 through December 31, 2020, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities

Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

225
200
175
150
125
100
75
50
12/31/2015
6/30/2016
12/30/2016
6/30/2017
12/29/2017
6/29/2018
12/31/2018
6/28/2019
12/31/2019
6/30/2020
12/31/2020
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

Index	12/31/2015	6/30/2016	12/30/2016	6/30/2017	12/29/2017	6/29/2018	12/31/2018	6/28/2019	12/31/2019	06/30/2020	12/31/2020
Virtu Financial Inc.	100.00	81.50	74.58	84.93	90.63	133.59	132.28	114.12	86.16	130.17	141.67
S&P 500	100.00	102.69	109.54	118.57	130.81	133.00	122.65	143.93	158.07	151.68	183.77
NYSE Arca Securities Broker/Dealer	100.00	84.46	115.27	126.57	148.94	152.98	133.27	150.02	163.05	152.65	212.02

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

In February 2018, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. From the inception of the program in February 2018 to the expiration of the program on September 30, 2019, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million.

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. From the inception of the program through December 31, 2020, the Company has repurchased approximately 1.4 million shares of Class A Common Stock and Virtu Financial Units for approximately $33.9 million. The Company has approximately $66.1 million of remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.
The following table contains information about the Company’s purchases of its Class A Common Stock and Class C Common Stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	22,166	$23.04	N/A

November 1, 2020 - November 30, 2020
Class A Common Stock / Virtu Financial Units repurchases	383,563	22.83	378,256

December 1, 2020 - December 31, 2020
Class A Common Stock / Virtu Financial Units repurchases	1,167,415	24.00	1,058,070
Class C Common Stock/ Virtu Financial Units repurchases	—	—	—

Total Common Stock / Virtu Financial Unit repurchases	1,573,144	$23.70	1,436,326	$66,081,593
(1) Includes the repurchase of 136,818 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2020
During the year ended December 31, 2020, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 2,660,239 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2020:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	2,324,152	$19.00	6,539,431
Equity compensation plans not approved by security holders	None	3,000,000	22.98	—
Total		5,324,152	$21.24	6,539,431

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2020, 2019 and 2018 and should be read in conjunction with the audited consolidated financial statements of Virtu Financial, Inc. (the “Company”). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•the continuing impacts of COVID-19 and the governmental and other responses thereto, including but not limited to the risk of employees and executives contracting COVID-19 and the deployment of our business continuity plan pursuant to which a significant number of our employees currently work remotely and our return to office plan, each of which may increase operational risk, as well as increases in market, counterparty and other forms of operational risk;
•volatility in levels of overall trading activity;
•dependence upon trading counterparties and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•increased competition in market making activities and execution services;
•dependence on continued access to sources of liquidity;
•risks associated with self-clearing and other operational elements of our business, including but limited to risks related to funding and liquidity;
•obligations to comply with applicable regulatory capital requirements;
•litigation or other legal and regulatory-based liabilities;
•changes in laws, rules or regulations, including proposed legislation that would impose taxes on certain financial transactions in the European Union, the U.S. (and certain states therein) and other jurisdictions and other potential changes which could increase our corporate or other tax obligations in one or more jurisdictions;
•obligations to comply with laws and regulations applicable to our operations in the U.S. and abroad;
•enhanced media and regulatory scrutiny and its impact upon public perception of us or of companies in our industry;
•need to maintain and continue developing proprietary technologies;

•the effect of the Acquisition of KCG and ITG Acquisition (as defined below) on ongoing business operations generally, including our ability to achieve cost-saving synergies related to these historical acquisitions, and the assumption of potential liabilities and risks relating to these historical acquisitions, and the significant costs and significant indebtedness that we have incurred in connection therewith;
•capacity constraints, system failures, and delays;
•dependence on third-party infrastructure or systems;
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

Basis of Preparation

Our consolidated financial statements for the years ended December 31, 2020 and 2019 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 "Organization and Basis of Presentation" and in Note 3 "ITG Acquisition" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of March 1, 2019 (the "ITG Closing Date"), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets. The financial results for the year ended December 31, 2019 comprise our results for the entire applicable period and the results of ITG from the ITG Closing Date through December 31, 2019. All periods prior to the ITG Closing Date comprise our results without the results of ITG.

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

We will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy, as well as our business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company's businesses and investments, including a material reduction in the Company's results of operations. For more information on the potential impacts of the COVID-19 outbreak on our business, see Part I Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Technology and operational efficiency are at the core of our business, and our focus on technology is a key element of our success. We have developed a proprietary, multi-asset, multi-currency technology platform that is highly reliable, scalable and modular, and we integrate directly with exchanges, liquidity centers, and our clients. Our market data, order routing, transaction processing, risk management and market surveillance technology modules manage our market making and execution services activities in an efficient manner and enable us to scale our activities globally across additional securities and other financial instruments and asset classes without significant incremental costs or third-party licensing or processing fees.

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

Acquisition of ITG

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2020, options to purchase 1,628,750 shares in the aggregate were forfeited and 5,275,098 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Years Ended December 31,
Market Making	2020	2019	2018
Total revenue	$2,593,342	$1,028,094	$1,384,475
Total operating expenses	1,352,029	918,904	961,827
Income before income taxes and noncontrolling interest	1,241,313	109,190	422,648
Execution Services
Total revenue	650,143	491,736	496,333
Total operating expenses	475,526	618,667	171,290
Income (loss) before income taxes and noncontrolling interest	174,617	(126,931)	325,043
Corporate
Total revenue	(4,154)	(2,338)	(2,090)
Total operating expenses	28,939	95,903	49,238
Income (loss) before income taxes and noncontrolling interest	(33,093)	(98,241)	(51,328)
Consolidated
Total revenue	3,239,331	1,517,492	1,878,718
Total operating expenses	1,856,494	1,633,474	1,182,355
Income (loss) before income taxes and noncontrolling interest	$1,382,837	$(115,982)	$696,363

The following table shows our results of operations for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Trading income, net	$2,493,248	$912,316	$1,266,682
Interest and dividends income	62,119	108,778	87,508
Commissions, net and technology services	600,510	498,544	184,339
Other, net	83,454	(2,146)	340,189
Total revenue	3,239,331	1,517,492	1,878,718

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	758,843	386,888	376,424
Communication and data processing	213,750	209,393	176,120
Employee compensation and payroll taxes	393,536	383,713	215,556
Interest and dividends expense	125,649	158,039	141,814
Operations and administrative	94,558	103,642	66,769
Depreciation and amortization	66,741	65,644	61,154
Amortization of purchased intangibles and acquired capitalized software	74,254	70,595	26,123
Termination of office leases	9,608	66,452	23,357
Debt issue cost related to debt refinancing, prepayment and commitment fees	28,879	41,132	11,727
Transaction advisory fees and expenses	2,941	26,117	11,487
Charges related to share based compensation at IPO	—	—	24
Financing interest expense on long-term borrowings	87,735	121,859	71,800
Total operating expenses	1,856,494	1,633,474	1,182,355
Income (loss) before income taxes and noncontrolling interest	1,382,837	(115,982)	696,363
Provision for (benefit from) income taxes	261,924	(12,277)	76,171
Net income (loss)	$1,120,913	$(103,705)	$620,192

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: (i) Global Equities and (ii) Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 77% and 60% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

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

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Client commission fees are charged for client trades executed by us on behalf of third-party broker-dealers and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade being executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from fees generated by matching sell-side and buy-side clients orders, and from analytic products delivered to the clients.

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

We have a noncontrolling investment (the “JNX Investment”) in JNX, a proprietary trading system based in Tokyo. In connection with the investment, we issued bonds to certain affiliates of JNX and used the proceeds to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within Other, net.

Other, net also includes gains on sales of businesses, revenues from service agreements related to the sale of MATCHNow, and the gain or loss on the ineffective portion of derivatives used as cash flow hedging instruments.

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

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with the ITG Acquisition in 2019 and the sale of BondPoint in 2018.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 15 "Income Taxes" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

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

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$2,493,248	$912,316	$1,266,682
Interest and dividends income	62,119	108,778	87,508
Commissions, net and technology services	600,510	498,544	184,339
Brokerage, exchange, clearance fees and payments for order flow, net	(758,843)	(386,888)	(376,424)
Interest and dividends expense	(125,649)	(158,039)	(141,814)
Adjusted Net Trading Income	$2,271,385	$974,711	$1,020,291

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$1,120,913	$(103,705)	$620,192
Financing interest expense on long-term borrowings	87,735	121,859	71,800
Debt issue cost related to debt refinancing, prepayment, and commitment fees	28,879	41,132	11,727
Depreciation and amortization	66,741	65,644	61,154
Amortization of purchased intangibles and acquired capitalized software	74,254	70,595	26,123
Provision for (benefit from) income taxes	261,924	(12,277)	76,171
EBITDA	$1,640,446	$183,248	$867,167
Severance	10,286	102,768	10,974
Transaction advisory fees and expenses	2,941	26,117	11,487
Termination of office leases	9,608	66,452	23,357
Gain on sale of business	(58,652)	—	(335,210)
Other	(16,418)	2,651	7,342
Share based compensation	59,838	50,627	29,065
Charges related to share based compensation at IPO, Amended and Restated 2015 Management Incentive Plan	—	—	5,781
Charges related to share based compensation awards at IPO	—	—	24
Adjusted EBITDA	$1,648,049	$431,863	$619,987

Selected Operating Margins
Net Income Margin (1)	49.3%	(10.6)%	60.8%
EBITDA Margin (2)	72.2%	18.8%	85.0%
Adjusted EBITDA Margin (3)	72.6%	44.3%	60.8%

(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$1,120,913	$(103,705)	$620,192
Provision for (benefit from) income taxes	261,924	(12,277)	76,171
Income (loss) before income taxes	1,382,837	(115,982)	696,363

Amortization of purchased intangibles and acquired capitalized software	74,254	70,595	26,123
Debt issue cost related to debt refinancing, prepayment, and commitment fees	28,879	41,132	11,727
Severance	10,286	102,768	10,974
Transaction advisory fees and expenses	2,941	26,117	11,487
Termination of office leases	9,608	66,452	23,357
Gain on sale of business	(58,652)	—	(335,210)
Other	(16,418)	2,651	7,342
Share based compensation	59,838	50,627	29,065
Charges related to share based compensation at IPO, 2015 Management Incentive Plan	—	—	5,781
Charges related to share based compensation awards at IPO	—	—	24
Normalized Adjusted Net Income before income taxes	1,493,573	244,360	487,033
Normalized provision for income taxes (1)	358,458	58,646	112,018
Normalized Adjusted Net Income	$1,135,115	$185,714	$375,015

Weighted Average Adjusted shares outstanding (2)	196,929,673	193,153,745	190,886,342

Normalized Adjusted EPS	$5.76	$0.96	$1.96

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2020, 24% for 2019 and 23% for 2018.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2020, 2019 and 2018 as well as warrants issued in connection with the Founder Member Loan during the year ended December 31, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,455,182	$38,066	$—	$2,493,248
Commissions, net and technology services	52,453	548,057	—	600,510
Interest and dividends income	61,485	634	—	62,119
Brokerage, exchange, clearance fees and payments for order flow, net	(662,994)	(95,849)	—	(758,843)
Interest and dividends expense	(123,715)	(1,934)	—	(125,649)
Adjusted Net Trading Income	$1,782,411	$488,974	$—	$2,271,385

	Year Ended December 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$908,328	$3,988	$—	$912,316
Commissions, net and technology services	23,526	475,018	—	498,544
Interest and dividends income	96,197	12,581	—	108,778
Brokerage, exchange, clearance fees and payments for order flow, net	(277,668)	(109,220)	—	(386,888)
Interest and dividends expense	(145,782)	(12,257)	—	(158,039)
Adjusted Net Trading Income	$604,601	$370,110	$—	$974,711

	Year Ended December 31, 2018
	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,265,866	$816	$—	$1,266,682
Commissions, net and technology services	28,813	155,526	—	184,339
Interest and dividends income	86,741	705	62	87,508
Brokerage, exchange, clearance fees and payments for order flow, net	(317,365)	(59,059)	—	(376,424)
Interest and dividends expense	(140,120)	(1,694)	—	(141,814)
Adjusted Net Trading Income	$923,935	$96,294	$62	$1,020,291

The following tables reconcile our Market Making segment Trading income, net to Adjusted Net Trading Income by category for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$2,182,234	$272,948	$—	$2,455,182
Commissions, net and technology services	52,453	—	—	52,453
Brokerage, exchange, clearance fees and payments for order flow, net	(631,354)	(31,640)	—	(662,994)
Interest and dividends, net	(54,557)	(7,673)	—	(62,230)
Adjusted Net Trading Income	$1,548,776	$233,635	$—	$1,782,411

	Year Ended December 31, 2019
(in thousands)	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$730,215	$178,639	$(526)	$908,328
Commissions, net and technology services	23,554	(28)	—	23,526
Brokerage, exchange, clearance fees and payments for order flow, net	(238,590)	(39,648)	570	(277,668)
Interest and dividends, net	(39,335)	(10,090)	(160)	(49,585)
Adjusted Net Trading Income	$475,844	$128,873	$(116)	$604,601

	Year Ended December 31, 2018
	Global Equities	Global FICC, Options and Other	Unallocated	Total Market Making
Trading income, net	$1,013,728	$250,521	$1,617	$1,265,866
Commissions, net and technology services	28,583	230	—	28,813
Brokerage, exchange, clearance fees and payments for order flow, net	(257,061)	(56,633)	(3,671)	(317,365)
Interest and dividends, net	(40,548)	(11,326)	(1,505)	(53,379)
Adjusted Net Trading Income	$744,702	$182,792	$(3,559)	$923,935

The following table shows our Adjusted Net Trading Income, average daily Adjusted Net Trading Income and percentage of Adjusted Net Trading Income by asset class for the years ended December 31, 2020, 2019 and 2018:

(in thousands, except %)	2020			2019			2018
Adjusted Net Trading Income by Category:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Global Equities	$1,548,776	$6,122	68.2%	$475,844	$1,881	48.8%	$744,702	$2,967	73.0%
Global FICC, Options and Other	233,635	923	10.3%	128,873	509	13.2%	182,792	$728	17.9%
Unallocated(1)	—	—	—%	(116)	—	—%	(3,559)	$(14)	(0.3)%
Total Market Making	$1,782,411	$7,045	78.5%	$604,601	$2,390	62.0%	$923,935	$3,681	90.6%

Execution Services	488,974	1,933	21.5%	370,110	1,463	38.0%	96,294	384	9.4%

Corporate	—	—	—%	—	—	—%	62	—	—%

Adjusted Net Trading Income	$2,271,385	$8,978	100.0%	$974,711	$3,853	100.0%	$1,020,291	$4,065	100.0%

(1)Under our methodology for recording “trading income, net” in our Consolidated Statements of Comprehensive Income from Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we recognize revenues based on the exit price of assets and liabilities in accordance with applicable U.S. GAAP rules, and when we calculate Adjusted Net Trading Income for corresponding reporting periods, we start with trading income, net, so calculated. By contrast, when we calculate Adjusted Net Trading Income by category, we do so on a daily basis, and as a result prices used in recognizing revenues may differ. Because we provide liquidity on a global basis, across asset classes and time zones, the timing of any particular Adjusted Net Trading Income calculation may defer or accelerate the amount in a particular category from one day to another, and, at the end of a reporting period, from one reporting period to another. The purpose of the Unallocated category is to ensure that Adjusted Net Trading Income by category sums to total Adjusted Net Trading Income, which can be reconciled to Trading Income, net, calculated in accordance with U.S. GAAP. We do not allocate any resulting differences based on the timing of revenue recognition.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total Revenues

Our total revenues increased $1,721.8 million, or 113.5%, to $3,239.3 million for the year ended December 31, 2020, compared to $1,517.5 million for the year ended December 31, 2019. This increase was primarily attributable to an increase in Trading income, net, of $1,580.9 million, which was driven by higher market volatility and trading volumes during 2020 compared to 2019, from the impacts of COVID-19 and the governmental and other responses thereto. In addition, 2020 included the results of ITG for the full first quarter of 2020 compared to the results of ITG from the ITG Closing Date through December 31, 2019 in the prior year.

Though our total revenues increased during the period, Commissions, net and technology services within the Execution Services segment did not have the same relative increase in part because we selectively limited our client trading business during certain periods throughout 2020 due to the extraordinary volume and volatility during the period and the operational challenges caused directly or indirectly by COVID-19, including working remotely and increases in short term liquidity requirements.

The following table shows the total revenues by segment for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
(in thousands, except for percentage)	2020	2019	% Change
Market Making
Trading income, net	$2,455,182	$908,328	170.3%
Interest and dividends income	61,485	96,197	(36.1)%
Commissions, net and technology services	52,453	23,526	123.0%
Other, net	24,222	43	NM
Total revenues from Market Making	2,593,342	1,028,094	152.2%

Execution Services
Trading income, net	38,066	3,988	854.5
Interest and dividends income	634	12,581	(95.0)%
Commissions, net and technology services	548,057	475,018	15.4%
Other, net	63,386	149	NM
Total revenues from Execution Services	650,143	491,736	32.2%

Corporate
Other, net	(4,154)	(2,338)	77.7%
Total revenues from Corporate	(4,154)	(2,338)	77.7%

Consolidated
Trading income, net	2,493,248	912,316	173.3%
Interest and dividends income	62,119	108,778	(42.9)%
Commissions, net and technology services	600,510	498,544	20.5%
Other, net	83,454	(2,146)	NM
Total revenues	$3,239,331	$1,517,492	113.5%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $1,580.9 million, or 173.3%, to $2,493.2 million for the year ended December 31, 2020, compared to $912.3 million for the year ended December 31, 2019. The increase was primarily driven by the higher market volatility and trading volumes across global markets and major asset categories during the year ended December 31, 2020 compared to the same period in the prior year. Average daily realized volatility of the S&P 500 Index increased 145.4% compared to the prior period, while average daily U.S. equity consolidated volumes increased 55.4%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $46.7 million, or 42.9%, to $62.1 million for the year ended December 31, 2020, compared to $108.8 million for the year ended December 31, 2019. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions driven by lower interest rates and lower balances compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $102.0 million, or 20.5%, to $600.5 million for the year ended December 31, 2020, compared to $498.5 million for the year ended December 31, 2019. The increase was primarily attributable to the results of ITG for the full year 2020 compared to the results of ITG from the ITG Closing Date through December 31, 2019. The ITG Acquisition brought recurring connectivity revenues generated from workflow technology and subscription revenues from analytics services to Commissions, net and technology services.

Other, net. Other, net increased $85.6 million to $83.5 million for the year ended December 31, 2020, compared to $(2.1) million for the year ended December 31, 2019. The increase was primarily due to a $58.7 million gain recognized on the sale of MATCHNow (see Note 5 "Sale of MATCHNow" of Part II Item 8 “Financial Statements and Supplementary Data” of

this Annual Report on Form 10-K). In addition, we recognized a $17.4 million gain on the minority investment in JNX (see Note 12 "Financial Assets and Liabilities" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on the JNX Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income increased $1,296.7 million, or 133.0%, to $2,271.4 million for the year ended December 31, 2020, compared to $974.7 million for the year ended December 31, 2019. This increase was primarily attributable to higher Trading income, net, driven by higher market volatility and trading volumes across major asset categories during the year ended December 31, 2020 compared to the prior period. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility increased 145.4% and 86.5%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 55.4%. There were increases in Trading income, net in Global Equities of $1,072.9 million, and in Global FICC, Options and Other of $104.8 million, from the Market Making segment. There was also an increase of $118.9 million, or 32.1%, in the Execution Services segment primarily driven by the increase in Commissions, net and technology services that was primarily attributable to the results of ITG for the full year of 2020 compared to the results of ITG from the ITG Closing Date through December 31, 2019. Adjusted Net Trading Income per day increased $5.1 million, or 133.0%, to $9.0 million for the year ended December 31, 2020, compared to $3.9 million for the year ended December 31, 2019. The number of trading days was 253 for both the year ended December 31, 2020 and 2019, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $223.0 million, or 13.7%, to $1,856.5 million for the year ended December 31, 2020, compared to $1,633.5 million for the year ended December 31, 2019. The increase in operating expenses was primarily due to higher trading related expenses as a result of the increases in volumes traded during the year ended December 31, 2020 compared to the prior period. Additionally, the results of ITG for the full year of 2020 compared to the results of ITG from the ITG Closing Date through December 31, 2019 caused an overall increase in expenses in multiple expense categories as described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $372.0 million, or 96.1%, to $758.8 million for the year ended December 31, 2020, compared to $386.9 million for the year ended December 31, 2019. This increase was primarily attributable to an increase in payments for order flow and increases in volumes we traded in Global Equities instruments and other asset categories. The increase in payments for order flow was primarily attributable to the increase in volumes from our broker-dealer clients eligible for payments for order flow, driven by high participation of retail investors in the market during the year compared to the prior year. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $4.4 million, or 2.1%, to $213.8 million for the year ended December 31, 2020, compared to $209.4 million for the year ended December 31, 2019. This increase was primarily attributable to the results of ITG for the full year of 2020 compared to the results of ITG from the ITG Closing Date through December 31, 2019, as well as additional telecommunication and networking services from activating our back-up facilities and enabling the majority of our employees to work from home. The increase was partially offset by reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $9.8 million, or 2.6%, to $393.5 million for the year ended December 31, 2020, compared to $383.7 million for the year ended December 31, 2019. The increase in compensation levels was primarily attributable to increased incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability. Furthermore, we incurred additional compensation expense as a result of one-time cash bonuses awarded to certain employees to mitigate the effects of the COVID-19 pandemic. We have capitalized and therefore excluded employee compensation and benefits related to software development of $37.0 million and $32.5 million for the years ended December 31, 2020 and 2019, respectively.

Interest and dividends expense. Interest and dividends expense decreased $32.4 million, or 20.5%, to $125.6 million for the year ended December 31, 2020, compared to $158.0 million for the year ended December 31, 2019. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $9.1 million, or 8.8%, to $94.6 million for the year ended December 31, 2020, compared to $103.6 million for the year ended December 31, 2019. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 1.7%, to $66.7 million for the year ended December 31, 2020, compared to $65.6 million for the year ended December 31, 2019. This increase was primarily attributable to depreciation and amortization of additional assets resulting from the ITG acquisition for the full year of 2020 compared to the prior period which excluded depreciation and amortization on ITG assets prior to the ITG Closing Date, partially offset by certain assets being fully depreciated in 2020.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software increased $3.7 million, or 5.2%, to $74.3 million for the year ended December 31, 2020, compared to $70.6 million for the year ended December 31, 2019. This increase was due to the amortization of intangible assets acquired in connection with the ITG Acquisition for the full year of 2020 compared to amortization from the ITG Closing Date through December 31, 2019 in the prior year.

Termination of office leases. Termination of office leases was $9.6 million for the year ended December 31, 2020, compared to $66.5 million for the year ended December 31, 2019. Expense from termination of office leases was due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets incurred in 2019 and 2020 for certain abandoned office space as part of the efforts to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $12.3 million, or 29.8%, to $28.9 million for the year ended December 31, 2020, compared to $41.1 million for the year ended December 31, 2019. The amount for the year ended December 31, 2019 was primarily driven by costs incurred related to the termination of the Previous Term Loan Facility (as defined below) in the first quarter of 2019, and costs incurred related to Amendment No. 1 to the Credit Agreement (as defined below) in the fourth quarter of 2019 that provided for $525.0 million of incremental term loans. The amount for the year ended December 31, 2020 mainly reflects amortization of debt issue costs related to the Founder Member Loan Facility (see Note 11 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K), which expired as of September 20, 2020, in addition to debt issue costs that were accelerated as a result of $288.5 million in prepayments made during the year ended December 31, 2020.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $23.2 million, or 88.7%, to $2.9 million for the year ended December 31, 2020, compared to $26.1 million for the year ended December 31, 2019. The decrease was primarily attributable to the ITG Acquisition, for which we incurred significant transaction advisory fees during 2019. The decrease was partially offset by one-time transaction costs incurred as a result of the sale of MATCHNow.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $34.1 million, or 28.0%, to $87.7 million for the year ended December 31, 2020, compared to $121.9 million for the year ended December 31, 2019. This decrease was primarily attributable to a decrease in outstanding principal as a result of the First Lien Term Loan Facility and the Incremental Term Loans in addition to lower interest rates as discussed in Note 11 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $261.9 million for the year ended December 31, 2020, compared to a benefit from income taxes of $12.3 million for the year ended December 31, 2019. The change was primarily due to the income before income taxes and noncontrolling interest for the year ended December 31, 2020, compared to a loss before taxes during the prior year period.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

    For discussion around our results of operations for the year ended December 31, 2018 and for a comparison of our results of operations for the year ended December 31, 2019 and year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.

Liquidity and Capital Resources

General

As of December 31, 2020, we had $889.6 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2020, we had borrowings under our prime brokerage credit facilities of approximately $134.7 million, borrowings under our broker dealer facilities of $36.4 million, short-term bank overdrafts of $28.7 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,670.4 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiary, as discussed in Note 11 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As a result of the substantially elevated volume and volatility environment during the year attributable largely to the COVID-19 pandemic and governmental and other responses thereto, our trading activities both in our market making segment and in our execution services segment increased materially relative to the prior year. This increase in our activity and our customers’ activity together with the extraordinary volatility during certain periods within the year has driven our short-term liquidity needs significantly higher as compared to prior periods, though these levels declined meaningfully during the year relative to their peaks in the first quarter of 2020. In order to manage these increased daily funding obligations, we have taken steps to increase available short-term liquidity and to reduce our short term funding requirements. Increases to our available short-term liquidity included entering into the Founder Member Loan Facility (as defined below, and which expired in the third quarter of 2020), the Demand Loan (as defined below, which was fully repaid during the second quarter of 2020) and certain changes to the Committed Broker Dealer Facility, each of which are described in further detail below as well as in Note 11 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Steps taken to reduce our short-term funding requirements have included arranging for select clients trades to be cleared by another large financial institution, reducing limits on daily client trading activity on a client-by-client basis and selectively reducing our market making activities in certain asset classes or products.

Based on our current level of operations and following the steps taken as detailed above, we believe our cash flows from operations, available cash and cash equivalents, and available borrowings under our broker-dealer credit facilities will be adequate to meet our future liquidity needs for more than the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we plan to expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required. We do not believe that the impacts of COVID-19 or the governmental and other responses thereto to date have adversely impacted our long-term financial condition or long-term capital requirements.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 7 "Tax Receivable Agreements" to the consolidated financial statements included in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $0.9 million to $21.7 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, and our third payment of $13.3 million in March 2020. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary is subject to separate regulation and capital requirements in the United States and other jurisdictions. Virtu Americas LLC is a registered U.S. broker-dealer, and its primary regulators include the SEC and FINRA.

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

Our Canadian subsidiaries, Virtu ITG Canada Corp. and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the IIIROC. VFIL and VIEL are regulated by the CBI as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VIEL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. VIUK is regulated by the FCA in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Singapore Pte Limited are also subject to local regulatory capital requirements and are regulated by the ASX, the SFC, and the MAS, respectively.

See Note 22 "Regulatory Requirement" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 11 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2020, the outstanding principal balance on our broker-dealer facilities was $36.4 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $134.7 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Credit Agreement provided (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under the Previous Term Loan Facility (as defined below) and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit sub-facility and a $5.0 million swing-line sub-facility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019 (the “Amendment No. 1 Closing Date”), VFH entered into an amendment (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019, by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment No. 1 Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and paid related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026.

On March 2, 2020 (the “Amendment No. 2 Closing Date”), VFH entered into a second amendment (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any stepdown in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

Under the Amended Credit Agreement, the term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on March 1, 2022.

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

In October 2019, we entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, we entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps meet the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fix interest payment obligations on $1,000.0 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH previously entered into the Fourth Amended and Restated Credit Agreement which, upon the closing of the Acquisition of KCG, provided for an aggregate $1.15 billion of first lien secured term loans (the “Previous Term Loan Facility”). As described above, the Previous Term Loan Facility was fully terminated following its repayment in full with the proceeds of the First Lien Term Loan Facility.

We were in compliance with all applicable covenants under the Amended Credit Agreement as of December 31, 2020.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
Net cash provided by (used in):	2020	2019	2018
Operating activities	$1,060,884	$168,771	$714,595
Investing activities	(2,559)	(899,643)	329,174
Financing activities	(839,918)	769,580	(835,482)
Effect of exchange rate changes on cash and cash equivalents	15,318	(1,475)	(5,127)
Net increase in cash and cash equivalents	$233,725	$37,233	$203,160

Operating Activities

Net cash provided by operating activities was $1,060.9 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $168.8 million for the year ended December 31, 2019. The increase in net cash provided by operating activities was primarily attributable to increases in trading income, net for the year ended December 31, 2020 compared to the prior period.

Investing Activities

Net cash used in investing activities was $2.6 million for the year ended December 31, 2020, compared to net cash used in investing activities of $899.6 million for the year ended December 31, 2019. The decrease in cash used in investing activities for the year ended December 31, 2020 was primarily attributable to the $835.6 million cash used for the ITG Acquisition on the ITG Closing Date during the same period of 2019 (see Note 3 "ITG Acquisition" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K), partially offset by $60.6 million cash provided by the sale of MATCHNow in the third quarter of 2020 (see Note 5 "Sale of MATCHNow" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

Financing Activities

Net cash used in financing activities was $839.9 million for the year ended December 31, 2020, while net cash provided by financing activities was $769.6 million for the year ended December 31, 2019. The cash used in financing activities for the year ended December 31, 2020 was primarily attributable to $288.5 million in prepayments on our long-term borrowings and by distributions made to noncontrolling interests of $363.9 million. The cash provided by financing activities of $769.6 million during the same period of 2019 primarily reflects net proceeds from long-term borrowings associated with our entering into the Credit Agreement on the ITG Closing Date, as described above.

Share Repurchase Program

On February 8, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units, which was expanded to $100.0 million on July 27, 2018. The Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million under this program, which expired on September 30, 2019.

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. From the inception of the program through December 31, 2020, the Company repurchased approximately 1.4 million shares of Class A Common Stock and Virtu Financial Units for approximately $33.9 million. As of December 31, 2020, the Company has approximately of $66.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

In connection with the May 2018 Secondary Offering, the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock Fund Investments Pte. Ltd. (“Havelock”) and Aranda entered into that certain Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated April 20, 2017, by and among the Company, TJMT Holdings LLC, the North Island Stockholder, Havelock, Aranda and certain direct or indirect equity holders of the Company (the “Amended and Restated Registration Rights Agreement”) to add Mr. Vincent Viola and Mr. Michael Viola, directors of the Company, and to confirm that certain other persons (including the Company’s CEO) remain parties to the Amended and Restated Registration Rights Agreement.

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

Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2020. Amounts we pay in future periods may vary from those reflected in the table.

	Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,670,410	$—	$33,898	$1,636,512	$—
Capital leases	12,247	6,774	5,473	—	—
Operating leases	384,951	74,590	132,600	62,888	114,873
Total contractual obligations	$2,067,608	$81,364	$171,971	$1,699,400	$114,873
(1)Balances consist of principal payments under the First Lien Term Loan Facility and the SBI bonds, which do not include unamortized discount, unamortized commitment fees or utilization fees, and interest accrued.

The contractual obligation table above excludes contractual amounts owed under the tax receivable agreement as the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2020, a total of $271.2 million has been recorded for amounts due pursuant to tax receivable agreements in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of December 31, 2020, and December 31, 2019, or on our results of operations and cash flows for the years ended December 31, 2020, 2019 and 2018.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 12 "Financial Assets and Liabilities" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock, restricted stock awards ("RSAs") and restricted stock units ("RSUs"). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

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

Tax Receivable Agreements

We are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. An exchange of membership interests by the Virtu Members for Class A common stock or Class B common stock (an “Exchange”) during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange, to be realized over a specific period of time (generally 15 years). At each Exchange, we estimate the cumulative tax receivable agreement obligations to be reported on the consolidated financial statements. The tax attributes are computed as the difference between our basis in the partnership interest (“outside basis”) as compared to our share of the adjusted tax basis of partnership property (“inside basis”), at the time of each Exchange. The computation of inside basis requires judgments in estimating the components included in the inside basis as of the date of the Exchange (such as, cash received on hypothetical sale of assets, allocation of gain/loss at the time of the Exchange taking into account complex partnership tax rules). In addition, we estimate the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.
Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 "Summary of Significant Accounting Policies" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2020 and December 31, 2019 was $3.1 billion and $2.8 billion, respectively, in long positions and $2.9 billion and $2.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

We also use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. We have entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with our long-term debt obligations. Additionally, we may seek to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For interest rate swap agreements and foreign currency forward contracts designated as hedges, we assess our risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the interest rate swaps or forward contracts. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Other comprehensive income on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the Consolidated Statements of Comprehensive Income.

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

Approximately 20.7% and 25.3% of our total revenues for the years ended December 31, 2020 and 2019, respectively, were denominated in non-U.S. Dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $67.0 million and $38.4 million for the years ended December 31, 2020 and 2019, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Trading Income, net (“Trading Income”)

As described in Note 2 to the consolidated financial statements, $2.493 billion of the Company’s Trading Income for the year ended December 31, 2020 is composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased, are recorded on the trade date and reported on a net basis in the Consolidated Statements of Comprehensive Income.

The principal considerations for our determination that performing procedures relating to Trading Income is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the transactions which comprise the trading income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s calculation of Trading Income, including controls over the completeness, accuracy, existence, and valuation of trading assets and trading liabilities. These procedures also included, among others, testing of the inputs used by management in their trading income calculations and independently recalculating trading income. The procedures performed over testing of the inputs include (i) confirming a sample of trading assets, trading liabilities and cash (collectively the “equity value”) within each trading portfolio at the balance sheet date with external third parties; (ii) developing independent prices for a sample of trading assets and liabilities at the balance sheet date and comparing management’s prices to the independently developed prices (iii) testing a sample of purchases and sales throughout the year by agreeing the quantity and price to third-party documentation, and (iv) testing the equity value of a sample of trading portfolios throughout the year by comparing the amounts to third party clearing statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2021

We have served as the Company’s auditor since 2018.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$889,559	$732,164
Cash restricted or segregated under regulations and other	117,446	41,116
Securities borrowed	1,425,016	1,928,763
Securities purchased under agreements to resell	22,866	143,032
Receivables from broker-dealers and clearing organizations	1,684,006	1,318,584
Trading assets, at fair value:
Financial instruments owned	2,369,192	2,068,734
Financial instruments owned and pledged	746,539	696,956
Receivables from customers	214,478	103,531
Property, equipment and capitalized software (net of accumulated depreciation of $455,961 and $457,229 as of December 31, 2020 and December 31, 2019, respectively)	113,590	116,089
Operating lease right-of-use assets	268,864	314,526
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $183,494 and $219,239 as of December 31, 2020 and December 31, 2019, respectively)	454,499	529,638
Deferred tax assets	193,070	214,671
Other assets ($68,316 and $48,966, at fair value, as of December 31, 2020 and December 31, 2019, respectively)	317,747	252,640
Total assets	$9,965,798	$9,609,370

Liabilities and equity
Liabilities
Short-term borrowings	$64,686	$73,486
Securities loaned	948,256	1,600,099
Securities sold under agreements to repurchase	461,235	340,742
Payables to broker-dealers and clearing organizations	876,446	826,750
Payables to customers	118,826	89,719
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,923,708	2,497,958
Tax receivable agreement obligations	271,165	269,282
Accounts payable, accrued expenses and other liabilities	491,818	399,168
Operating lease liabilities	315,340	365,364
Long-term borrowings	1,639,280	1,917,866
Total liabilities	8,110,760	8,380,434

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 125,627,277 and 120,435,912 shares, Outstanding — 122,012,180 and 118,257,141 shares at December 31, 2020 and December 31, 2019, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 10,226,939 and 12,887,178 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2020 and December 31, 2019, respectively	1	1
Treasury stock, at cost, 3,615,097 and 2,178,771 shares at December 31, 2020 and December 31, 2019, respectively	(88,923)	(55,005)
Additional paid-in capital	1,160,567	1,077,398
Retained earnings (accumulated deficit)	422,381	(90,374)
Accumulated other comprehensive income (loss)	(25,487)	(647)
Total Virtu Financial Inc. stockholders' equity	1,468,540	931,374

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2020	December 31, 2019
Noncontrolling interest	386,498	297,562
Total equity	1,855,038	1,228,936

Total liabilities and equity	$9,965,798	$9,609,370
See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018
Revenues:
Trading income, net	$2,493,248	$912,316	$1,266,682
Interest and dividends income	62,119	108,778	87,508
Commissions, net and technology services	600,510	498,544	184,339
Other, net	83,454	(2,146)	340,189
Total revenue	3,239,331	1,517,492	1,878,718

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	758,843	386,888	376,424
Communication and data processing	213,750	209,393	176,120
Employee compensation and payroll taxes	393,536	383,713	215,556
Interest and dividends expense	125,649	158,039	141,814
Operations and administrative	94,558	103,642	66,769
Depreciation and amortization	66,741	65,644	61,154
Amortization of purchased intangibles and acquired capitalized software	74,254	70,595	26,123
Termination of office leases	9,608	66,452	23,357
Debt issue cost related to debt refinancing, prepayment and commitment fees	28,879	41,132	11,727
Transaction advisory fees and expenses	2,941	26,117	11,487
Charges related to share based compensation at IPO	—	—	24
Financing interest expense on long-term borrowings	87,735	121,859	71,800
Total operating expenses	1,856,494	1,633,474	1,182,355
Income (loss) before income taxes and noncontrolling interest	1,382,837	(115,982)	696,363
Provision for (benefit from) income taxes	261,924	(12,277)	76,171
Net income (loss)	1,120,913	(103,705)	620,192
Noncontrolling interest	(471,716)	45,110	(330,751)

Net income (loss) available for common stockholders	$649,197	$(58,595)	$289,441

Earnings (loss) per share
Basic	$5.19	$(0.53)	$2.82
Diluted	$5.16	$(0.53)	$2.78

Weighted average common shares outstanding
Basic	121,692,443	113,918,103	100,875,793
Diluted	122,332,190	113,918,103	102,089,139

Net income (loss)	$1,120,913	$(103,705)	$620,192
Other comprehensive income (loss)
Foreign exchange translation adjustment, net of taxes	15,318	(1,475)	(5,127)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(59,019)	—	—
Comprehensive income (loss)	1,077,212	(105,180)	615,065
Less: Comprehensive (income) loss attributable to noncontrolling interest	(452,855)	45,668	(328,697)
Comprehensive income (loss) attributable to common stockholders	$624,357	$(59,512)	$286,368

See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2020, 2019 and 2018

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2017	90,415,532	$1	17,880,239	$—	79,610,490	$1	(616,923)	$(11,041)	$900,746	$(62,129)	$2,991	$830,569	$321,009	$1,151,578
Share based compensation	1,027,861	—	—	—	—	—	—	—	34,909	—	—	34,909	—	34,909
Repurchase of Class C common stock	—	—	(210,891)	—	—	—	—	—	—	(8,216)	—	(8,216)	—	(8,216)
Treasury stock purchases	(1,007,230)	—	—	—	—	—	(1,561,848)	(43,964)	—	(22,254)	—	(66,218)	—	(66,218)
Stock option exercised	4,080,673	—	—	—	—	—	—	—	76,754	—	—	76,754	—	76,754
Net Income (loss)	—	—	—	—	—	—	—	—	—	289,441	—	289,441	330,751	620,192
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,073)	(3,073)	(2,054)	(5,127)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(206,903)	(206,903)
Dividends	—	—	—	—	—	—	—	—	—	(100,329)	—	(100,329)	—	(100,329)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	3,919,462	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with secondary offering, net of offering costs	10,518,750	—	—	—	(10,518,750)	—	—	—	(950)	—	—	(950)	—	(950)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(3,919,462)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(991)	—	—	(991)	—	(991)
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	2,226,676	—	—	—	—	—	—	—	72,381	—	—	72,381	—	72,381
Repurchase of Class C common stock	—	—	(9,541)	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Treasury stock purchases	(720,323)	—	—	—	—	—	—	—	—	(15,878)	—	(15,878)	—	(15,878)
Stock option exercised	121,344	—	—	—	—	—	—	—	931	—	—	931	—	931
Net Income (loss)	—	—	—	—	—	—	—	—	—	(58,595)	—	(58,595)	(45,110)	(103,705)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(565)	(565)	(910)	(1,475)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(99,221)	(99,221)
Dividends	—	—	—	—	—	—	—	—	—	(112,414)	—	(112,414)	—	(112,414)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	853,167	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(853,167)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(5,811)	—	—	(5,811)	—	(5,811)
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	2,489,483	—	—	—	—	—	—	—	56,629	—	—	56,629	—	56,629
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(867,984)	—	—	—	—	—	(1,436,326)	(33,918)	—	(15,946)	—	(49,864)	—	(49,864)
Stock option exercised	909,627	—	—	—	—	—	—	—	16,440	—	—	16,440	—	16,440
Warrants issued	—	—	—	—	—	—	—	—	11,488	—	—	11,488	—	11,488

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Net Income (loss)	—	—	—	—	—	—	—	—	—	649,197	—	649,197	471,716	1,120,913
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	8,604	8,604	6,714	15,318
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(33,444)	(33,444)	(25,575)	(59,019)
Distribution from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(363,919)	(363,919)
Dividends	—	—	—	—	—	—	—	—	—	(120,496)	—	(120,496)	—	(120,496)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	2,660,239	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(2,660,239)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(1,388)	—	—	(1,388)	—	(1,388)
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038

See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$1,120,913	$(103,705)	$620,192

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,741	65,644	61,154
Amortization of purchased intangibles and acquired capitalized software	74,254	70,595	26,123
Debt issue cost related to debt refinancing and prepayment	7,555	41,134	10,645
Amortization of debt issuance costs and deferred financing fees	26,148	11,720	10,419
Termination of office leases	9,608	66,452	23,357
Share-based compensation	59,838	71,728	31,934
Deferred taxes	21,601	(18,691)	4,131
Gain on sale of business as described in Notes 4 and 5	(58,652)	—	(335,211)
Other	(1,926)	(23,446)	7,677
Changes in operating assets and liabilities (1):
Securities borrowed	503,747	(515,897)	71,488
Securities purchased under agreements to resell	120,166	(127,557)	(15,475)
Receivables from broker-dealers and clearing organizations	(365,422)	110,977	(111,344)
Trading assets, at fair value	(350,041)	(125,246)	72,701
Receivables from customers	(110,947)	29,733	(18,087)
Operating lease right-of-use assets	39,659	(241,345)	—
Other assets	(48,472)	25,133	125,272
Securities loaned	(651,843)	452,397	375,352
Securities sold under agreements to repurchase	120,493	58,881	(108,781)
Payables to broker-dealers and clearing organizations	(9,323)	107,266	(148,764)
Payables to customers	29,107	(37,560)	(28,875)
Trading liabilities, at fair value	425,750	22,552	90,797
Operating lease liabilities	(50,024)	265,671	—
Accounts payable, accrued expenses and other liabilities	81,954	(37,665)	(50,110)
Net cash provided by operating activities	1,060,884	168,771	714,595

Cash flows from investing activities
Development of capitalized software	(31,471)	(48,492)	(21,482)
Acquisition of property and equipment	(28,888)	(9,320)	(26,467)
Proceeds from sale of telecommunication assets	—	—	600
Proceeds from sale of investments	7,620	—	—
Proceeds from sale of business as described in Notes 4 and 5	60,592	—	400,192
ITG Acquisition, net of cash acquired, described in Note 3	—	(835,581)	—
Investment in joint ventures	(10,412)	(6,250)	(23,669)
Net cash provided by (used in) investing activities	(2,559)	(899,643)	329,174

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(363,919)	(99,221)	(206,903)
Dividends	(120,496)	(112,414)	(100,329)
Repurchase of Class C common stock	—	(196)	(8,216)
Purchase of treasury stock	(49,864)	(15,878)	(66,218)
Stock options exercised	16,440	931	76,754
Short-term borrowings, net	(10,514)	39,935	(15,000)
Proceeds from long-term borrowings	—	1,492,500	—
Repayment of long term borrowings	(288,500)	(500,000)	(500,000)
Tax receivable agreement obligations	(13,286)	—	(12,359)
Debt issuance costs	(9,779)	(35,702)	(2,261)
Issuance of common stock in connection with secondary offering, net of offering costs	—	(375)	(950)
Net cash provided by (used in) financing activities	(839,918)	769,580	(835,482)

Effect of exchange rate changes on cash and cash equivalents	15,318	(1,475)	(5,127)

	Years Ended December 31,
(in thousands)	2020	2019	2018

Net increase (decrease) in cash and cash equivalents	233,725	37,233	203,160
Cash, cash equivalents, and restricted or segregated cash, beginning of period	773,280	736,047	532,887
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,007,005	$773,280	$736,047

Supplementary disclosure of cash flow information
Cash paid for interest	$173,645	$205,433	$139,412
Cash paid for taxes	248,532	12,273	93,991

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	14,773	2,135	2,936

Non-cash financing activities
Tax receivable agreement described in Note 7	(1,388)	(5,811)	(991)

(1) Net of ITG Acquisition for the three months ended March 31, 2019; see Note 3

See accompanying notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2020, VFI owned approximately 64.1% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company has completed two significant acquisitions over the past four years that have expanded and complemented Virtu Financial's original electronic trading and marking making business. On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the “ITG Acquisition”). ITG was a global financial technology company. ITG's business contributes to the Company's Execution Services segment. See Note 3 "ITG Acquisition" for further details.

Virtu Financial’s principal U.S. subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. As part of the Company's integration efforts, the Company consolidated the operations of its other historical U.S. broker-dealer subsidiaries. Specifically, the broker-dealer activities of Virtu Financial BD LLC and Virtu Financial Capital Markets LLC were consolidated within VAL as of December 31, 2019 and the SEC registrations were withdrawn in March 2020. The Company consolidated the broker-dealer activities of Virtu ITG LLC ("VITG") and Virtu Alternet Securities within VAL as of June 1, 2020 and the SEC registrations were withdrawn in August 2020. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited and Virtu ITG Europe Limited, each formed in Ireland; Virtu ITG UK Limited, formed in the United Kingdom; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 23 "Geographic Information and Business Segments" for a further discussion of the Company’s segments.

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

Effective for the quarter ended June 30, 2020, the Company has changed the presentation of its Consolidated Statements of Comprehensive Income. As a result, the Company made the following reclassifications to prior period amounts to be consistent with current period presentation. For the years ended December 31, 2019 and 2018, the Company reclassified $102.1 million and $74.6 million, respectively, of Payments for order flow to Brokerage, exchange, clearance fees and payments for order flow, net, previously reported as Payments for order flow and Brokerage, exchange and clearance fees, net, respectively. Brokerage, exchange and clearance fees, net and Payments for order flow both represent costs associated with transacting trades. For the year ended December 31, 2019, the Company reclassified $12.6 million of sublease income from Other, net within Total revenues to net with other occupancy costs recorded in Operations and administrative within Operating expenses.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, allowance for doubtful accounts, goodwill and intangibles, compensation accruals, capitalized software, income tax, tax receivable agreements, leases, litigation accruals, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

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

Derivative Instruments - Trading

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, are carried at fair value, and include futures, forward contracts, and options. Gains or losses on these derivative instruments are recognized currently within Trading income, net in the Consolidated Statements of Comprehensive Income. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies, which are actively traded.

The Company presents its trading derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

Derivative Instruments - Hedging

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. The Company has entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with its long-term debt obligations. Additionally, the Company may seek to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For interest rate swap agreements and foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the interest rate swaps or forward contracts. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Other comprehensive income on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the Consolidated Statements of Comprehensive Income.

The Company presents its hedging derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Balances associated with hedging derivatives are recorded within Receivables from/Payables to broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in Operating lease right-of-use ("ROU") assets and Operating lease liabilities on the Consolidated Statements of Financial Condition. Operating lease ROU assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Lease expense related to the leasing of corporate office space is recorded in Operations and Administrative expenses on the Consolidated Statements of Comprehensive Income. Lease expense related to the leasing of data centers and other technology is recorded in Communication and Data Processing on the Consolidated Statements of Comprehensive Income. Certain of the Company's lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component. The Company nets its sublease income against corresponding lease expenses within Operations and Administrative expenses on the Consolidated Statements of Comprehensive Income.

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

Brokerage, Exchange, Clearance Fees and Payments for Order Flow, Net

Brokerage, exchange, clearance fees and payments for order flow, net, comprise the costs of executing and clearing trades and are accrued on a trade date basis in the Consolidated Statements of Comprehensive Income. These costs are net of rebates, which consist of volume discounts, credits or payments received from exchanges or other marketplaces related to the placement and/or removal of liquidity from the order flow in the marketplace. Rebates are recorded on an accrual basis. Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

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

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Other comprehensive income on the Consolidated Statements of Comprehensive Income, to the extent they are effective.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of December 31, 2020, the Company held noncontrolling interests of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2020, the Company held approximately a 10% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of December 31, 2020, the Company held approximately a 14.1% noncontrolling interest in this JV.

The Company's four JVs meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at December 31, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,969	$—	$28,969	$175,547

The following table presents the Company’s nonconsolidated VIEs at December 31, 2019:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,579	$—	$28,579	$119,051

Accounting Pronouncements, Recently Adopted

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in ASC Topic 820, Fair Value Measurement. Disclosure requirements were eliminated for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Disclosure requirements were modified for liquidation of investments in certain entities that calculate net asset value, and for measurement uncertainty disclosures. Disclosure requirements were added for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU on January 1, 2020. The updated disclosures are included in Note 12 "Financial Assets and Liabilities".

Consolidation - In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which modified how VIEs are assessed for consolidation purposes under ASC Topic 810, Consolidation. Under the update, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this ASU on January 1, 2020, and it did not have a material impact on its consolidated financial statements.

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

The Company applied the collateral maintenance practical expedient to its collateralized financing arrangements, including Securities borrowed and Securities purchased under agreements to resell, which are subject to collateral maintenance provisions where the borrower is required to continually adjust the amount of collateral securing the financial asset as a result of changes in the fair value of the collateral. Interest accrued on Securities borrowed is recorded in Other assets on the Consolidated Statements of Financial Condition. When the fair value of the collateral is less than the amortized cost basis of the financial assets, the Company evaluates whether an allowance for credit losses is necessary for the unsecured amount of the amortized cost basis, limited to the difference between the fair value of the collateral at the reporting date and the amortized cost basis of the financial assets.

Financial assets measured at amortized cost that are not eligible for the collateral maintenance practical expedient consist of commissions and fees receivable due from customers, recorded in Receivables from customers on the Consolidated Statements of Financial Condition, commissions and fees receivable due from broker-dealers and clearing organizations, unsettled trades and securities failed to deliver, recorded in Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition, as well as any unsecured amounts for instruments applying the practical expedient. The Company continually monitors collections and payments from its clients and maintains an allowance for doubtful accounts. The allowance is based on an estimate of the amount of potential credit losses in existing receivables. The Company determines this allowance based on a review of aging schedules and past due balances, and considers the short-term nature of credit exposure, counterparty credit quality, historical experience and current customer and economic conditions. The provision is recorded as bad debt expense within Operations and administrative expenses on the Consolidated Statements of Comprehensive Income. The allowance was immaterial as of December 31, 2020.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2020

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The ASU also amends other aspects of the guidance relating to the accounting for franchise taxes, enacted changes in tax laws or rates, the accounting for transactions that result in a step-up in the tax basis of goodwill, and other tax-related items. The ASU is effective for periods beginning after December 15, 2020, including interim periods within that fiscal year; early adoption is permitted. Most amendments within the ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the new standard to have a material impact on its Consolidated Financial Statements and related disclosures.

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is designed to ease the potential burden in accounting for the transition away from LIBOR. The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of the ASU, but does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity and updates selected EPS guidance. The ASU is effective for periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new standard on its Consolidated Financial Statements and related disclosures.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (as amended from time to time, the “Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) a senior secured first lien term loan in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. The Credit Agreement was subsequently amended as described further in Note 11 "Borrowings". Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

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

The purchase price was allocated to the assets acquired and liabilities assumed using their fair values at the ITG Closing Date, as follows:

(in thousands)	Adjusted Purchase Price
Cash and equivalents	$197,072
Cash and securities segregated under federal regulations	14,232
Securities borrowed	13,182
Receivables from broker dealers and clearing organizations	328,112
Financial instruments owned, at fair value	523
Receivables from customers	122,697
Property, equipment and capitalized software (net)	46,408
Intangibles	517,200
Deferred tax assets	17,605
Operating lease right-of-use assets	100,285
Other assets	31,652
Total Assets	1,388,968

Short-term borrowings	18,651
Securities loaned	17,663
Payables to broker dealers and clearing organizations	152,043
Payables to customers	116,419
Financial instruments sold, not yet purchased, at fair value	11
Accounts payable and accrued expenses and other liabilities	178,893
Operating lease liabilities	99,693
Deferred tax liabilities	71,053
Total Liabilities	654,426

Total identified assets acquired, net of assumed liabilities	734,542

Goodwill	312,343

Total Purchase Price	$1,046,885

Amounts allocated to intangible assets, the amortization period and goodwill were as follows:

(in thousands)	Amount	Amortization Years
Technology	$76,000	5
Customer relationships	437,600	10
Trade names	3,600	3
Intangible assets	517,200
Goodwill	312,343
Total	$829,543

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

The Company recorded deferred tax assets of $17.6 million and deferred tax liabilities of $71.1 million with respect to recording ITG’s assets and liabilities under the purchase method of accounting as described above as well as recording the value of other tax attributes acquired as a result of the ITG Acquisition, as described in Note 15 "Income Taxes".

Pro forma results

Included in the Company’s results for the year ended December 31, 2019 are results from the business acquired as a result of the ITG Acquisition, from the ITG Closing Date through December 31, 2019 as follows:

(in thousands)
Revenues	$347,859
Income (loss) before income taxes	$(64,917)

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

	Years Ended December 31,
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

On January 2, 2018, the Company completed the sale of BondPoint to ICE for total gross proceeds of $400.2 million in cash. The Company incurred one-time transaction costs of $8.6 million, which included professional fees of $7.1 million related to the sale and $1.4 million of compensation expense, which is recorded in Transaction advisory fees and expenses and Employee compensation and payroll taxes, respectively, on the Consolidated Statements of Comprehensive Income. The Company recognized a gain on sale of $337.6 million, which is recorded in Other, net on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2018.

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

On August 4, 2020 (the "MATCHNow Closing Date"), the Company completed the sale of MATCHNow to CBOE for total gross proceeds of $60.6 million in cash, with additional contingent consideration of up to approximately $23.0 million. The Company incurred one-time transaction costs including professional fees related to the sale of $2.5 million, which were recorded in Transaction advisory fees and expenses on the Consolidated Statements of Comprehensive Income. The Company recognized a gain on sale of $58.7 million, which was recorded in Other, net on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2020.

A summary of the carrying value of MATCHNow and gain on sale of MATCHNow is as follows:

(in thousands)
Total sale proceeds received	$60,592
Total carrying value of MATCHNow as of MATCHNow Closing Date	(1,940)
Gain on sale of MATCHNow	58,652
Transaction costs	(2,453)
Gain on sale of MATCHNow, net of transaction costs	$56,199

Contingent consideration will be earned based on the future performance of MATCHNow following the MATCHNow Closing Date. Deferred payments will be assessed quarterly until December 31, 2022 and recorded in Other, net on the Consolidated Statements of Comprehensive Income when the contingency is resolved and payments become payable by CBOE.

In addition, the Company entered into a Transition Services Agreement ("TSA") with CBOE, pursuant to which the Company agreed to provide certain telecom and general and administrative services for a defined period. Income from performing services under the TSA will be recorded in Other, net on the Consolidated Statements of Comprehensive Income.

With the licensing of certain software and intellectual property associated with MATCHNow, the Company performed an assessment of impairment of long-lived intangible assets acquired in connection with the ITG acquisition, of which MATCHNow technology was a component. No impairment was recognized for the year ended December 31, 2020.

6. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income (loss) before income taxes and noncontrolling interest	$1,382,837	$(115,982)	$696,363
Provision for (benefit from) income taxes	261,924	(12,277)	76,171
Net income (loss)	1,120,913	(103,705)	620,192

Noncontrolling interest	(471,716)	45,110	(330,751)

Net income (loss) available for common stockholders	$649,197	$(58,595)	$289,441
The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2020	2019	2018
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$649,197	$(58,595)	$289,441
Less: Dividends and undistributed earnings allocated to participating securities	(17,383)	(1,926)	(5,418)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	631,814	(60,521)	284,023

Weighted average shares of common stock outstanding:
Class A	121,692,443	113,918,103	100,875,793

Basic earnings (loss) per share	$5.19	$(0.53)	$2.82

	Years Ended December 31,
(in thousands, except for share or per share data)	2020	2019	2018
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$631,814	$(60,521)	$284,023

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	121,692,443	113,918,103	100,875,793
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan (1)	639,747	—	1,213,346
	122,332,190	113,918,103	102,089,139

Diluted earnings (loss) per share	$5.16	$(0.53)	$2.78

(1)The dilutive impact excludes from the computation of earnings (loss) per share 377,677 unexercised stock options and 440,335 restricted stock units issuable pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan for the year ended December 31, 2019, because the inclusion of these instruments would have been anti-dilutive.

7. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A

Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Consolidated Statements of Financial Condition, which amounted to $271.2 million and $269.3 million as of December 31, 2020 and December 31, 2019, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, and its third payment of $13.3 million in March 2020.

 As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) in connection with the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $0.9 million to $21.7 million per year over the next 15 years.

In connection with the employee exchanges and May 2019 Secondary Offering between the Company and TJMT Holdings LLC and the other selling stockholders, both as described in Note 19 "Capital Structure", the Company recorded an additional deferred tax asset of $49.1 million and payment liability pursuant to the tax receivable agreements of $54.9 million, with the $5.8 million difference recorded as a decrease to additional paid-in capital during the year ended December 31, 2019.

At December 31, 2020 and December 31, 2019, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $199.1 million and $197.6 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $271.2 million and $269.3 million, respectively. The amounts recorded as of December 31, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

8. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2020 and December 31, 2019, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the years ended December 31, 2020, 2019 and 2018.

The following table presents the details of goodwill by segment as of December 31, 2020 and December 31, 2019:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of December 31	$755,292	$393,634	$—	$1,148,926

As of December 31, 2020 and December 31, 2019, the Company's total amount of intangible assets recorded was $454.5 million and $529.6 million, respectively. Acquired intangible assets consisted of the following as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(94,299)	$392,301	10	to	12
Technology	136,000	(82,403)	53,597	1	to	6
Favorable occupancy leases	5,895	(2,839)	3,056	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,200)	1,400		3
ETF issuer relationships	950	(877)	73		9
ETF buyer relationships	950	(876)	74		9
	$637,993	$(183,494)	$454,499

	As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(46,456)	$440,144	10	to	12
Technology	136,000	(58,203)	77,797	1	to	6
Purchased technology	110,000	(110,000)	—	1.4	to	2.5
Favorable occupancy leases	5,895	(2,040)	3,855	3	to	15
Exchange memberships	4,882	—	4,882	Indefinite
Trade name	3,600	(1,000)	2,600		3
ETF issuer relationships	950	(770)	180		9
ETF buyer relationships	950	(770)	180		9
	$748,877	$(219,239)	$529,638

Amortization expense relating to finite-lived intangible assets was approximately $74.3 million, $70.6 million and $26.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five years ended December 31:

(in thousands)
2021	$69,676
2022	64,852
2023	63,960
2024	50,845
2025	47,879

9. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Assets
Due from prime brokers	$697,293	$418,059
Deposits with clearing organizations	216,962	231,977
Net equity with futures commission merchants	248,943	267,748
Unsettled trades with clearing organizations	118,777	214,618
Securities failed to deliver	372,965	178,324
Commissions and fees	29,066	7,858
Total receivables from broker-dealers and clearing organizations	$1,684,006	$1,318,584

Liabilities
Due to prime brokers	$410,772	$511,524
Net equity with futures commission merchants	77,257	50,950
Unsettled trades with clearing organizations	228,070	118,286
Securities failed to receive	156,804	144,494
Commissions and fees	3,543	1,496
Total payables to broker-dealers and clearing organizations	$876,446	$826,750

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 11 "Borrowings") of approximately $134.7 million and $134.3 million as of December 31, 2020 and December 31, 2019, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

10. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2020 and December 31, 2019, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at December 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	December 31, 2020	December 31, 2019
Securities received as collateral:
Securities borrowed	$1,374,266	$1,881,005
Securities purchased under agreements to resell	22,866	142,922
	$1,397,132	$2,023,927
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Equities	$734,024	$654,366
Exchange traded notes	12,515	42,590
	$746,539	$696,956

11. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	December 31, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$36,400	$(387)	$36,013
Short-term bank loans	28,673	—	28,673
	$65,073	$(387)	$64,686

	December 31, 2019
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$30,000	$(2,100)	$27,900
Short-term bank loans	45,586	—	45,586
	$75,586	$(2,100)	$73,486

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $300 million, which was subsequently increased to $400 million in April 2020, and is collateralized by VAL's trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution was amended and restated on March 1, 2019 to increase the borrowing limit to $600 million and subsequently amended to adjust sublimits and certain other terms, including most recently on July 29, 2020. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $600 million and bears interest at the adjusted LIBOR or base rate plus 1.25% per annum. Following the July 29, 2020 amendment, Borrowing Base B Loans are subject to a sublimit of $200 million and bear interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

On March 10, 2020, VAL entered into a short term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the "Demand Loan") repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bore interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and payable. The Demand Loan was repaid in full as of April 17, 2020.

On March 20, 2020, VAL entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020 (the "Founder Member Loan Term"). The Founder Member Loan Facility Term expired as of September 20, 2020 without VAL having borrowed any Founder Member Loans at any time. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Loan Agreement, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 19 "Capital Structure".

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

	At December 31, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$36,400	$(387)	$36,013
Committed facility	1.40%	600,000	—	—	—
		$1,000,000	$36,400	$(387)	$36,013

	At December 31, 2019
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.55%	$200,000	$30,000	$(2,100)	$27,900
Committed facility	3.01%	600,000	—	—	—
		$800,000	$30,000	$(2,100)	$27,900

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Broker-dealer credit facilities:
Uncommitted facility	$1,337	$1,591	$1,794
Committed facility	447	454	306
Demand Loan	211	—	—
	$1,995	$2,045	$2,100

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2020, there was $28.7 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.4%. At December 31, 2019, there was $45.6 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.5%. These short-term bank loan balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

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

	At December 31, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.77%	$616,000	$134,664
		$616,000	$134,664

	At December 31, 2019
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	4.22%	$586,000	$134,331
		$586,000	$134,331

(1)   Outstanding borrowings are included with Receivables from/ Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $4.8 million, $6.6 million and $7.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.15%	$1,636,512	$(4,723)	$(26,367)	$1,605,422
SBI bonds	January 2023	5.00%	33,898	—	(40)	33,858
			$1,670,410	$(4,723)	$(26,407)	$1,639,280

		At December 31, 2019
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	5.20%	$1,925,000	$(6,795)	$(32,513)	$1,885,692
SBI bonds	January 2023	5.00%	32,225	—	(51)	32,174
			$1,957,225	$(6,795)	$(32,564)	$1,917,866

Credit Agreement

As described in Note 3 "ITG Acquisition", in connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provided (i) a senior secured first lien term loan (together with the Incremental Term Loans, as defined below; the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which amount approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under the Previous Term Loan Facility (as defined below) and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019 (the “Amendment No. 1 Closing Date”), VFH entered into an amendment No. 1 (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 by and among VFH, Virtu Financial, the lenders party thereto, and Jefferies Finance, LLC, as administrative agent and collateral agent, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement. On the Amendment No. 1 Closing Date, VFH borrowed the Incremental Term Loans and used the proceeds together with available cash to redeem all of the $500.0 million aggregate principal amount of the outstanding 6.750% Senior Secured Second Lien Notes (as defined below) due 2022 issued by VFH and Orchestra Co Issuer, Inc., a Delaware corporation and indirect subsidiary of the Company (together with VFH, the “Issuers”), and paid related fees and expenses. The terms, conditions and covenants applicable to the Incremental Term Loans are the same as the terms, conditions and covenants applicable to the existing term loans under the Credit Agreement, including a maturity date of March 1, 2026.

On March 2, 2020 (the “Amendment No. 2 Closing Date”), VFH entered into a second amendment No. 2 (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any stepdown in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Amended Credit Agreement, the term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. As of December 31, 2020, $1,637 million was outstanding under the First Lien Term Loan Facility. During the years ended December 31, 2020 and 2019, repayments of $288.5 million and $100 million, respectively, were made under this facility. The revolving commitments will terminate on March 1, 2022. There were no outstanding borrowings under the First Lien Revolving Facility as of December 31, 2020 or December 31, 2019. Interest expense in relation to this facility was $0.5 million for the year ended December 31, 2020.

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

In October 2019, the Company entered into a five-year $525 million floating-to-fixed interest rate swap agreement. The Company also entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in January 2020. As these two interest rate swaps meet the criteria to be considered qualifying cash flow hedges under ASC 815 in 2020, they effectively fix interest payment obligations on $1,000 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.

To finance the Acquisition of KCG, on June 30, 2017, Virtu Financial and VFH previously entered into the Fourth Amended and Restated Credit Agreement which, upon the closing of the Acquisition of KCG, provided for an aggregate $1,150.00 million of first lien secured term loans (the “Previous Term Loan Facility”). The Previous Term Loan Facility was fully terminated following its repayment in full with the proceeds of the First Lien Term Loan Facility described above.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in JNX (as described in Note 12 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($33.9 million) as of December 31, 2020 and ¥3.5 billion ($32.2 million) as of December 31, 2019. The Company recorded losses of $1.7 million, $0.3 million, and $0.8 million during the years ended December 31, 2020, 2019 and 2018, respectively, due to changes in foreign currency rates.

As of December 31, 2020, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	December 31, 2020
2021	$—
2022	—
2023	33,898
2024	—
2025	1,636,512
Thereafter	—
Total principal of long-term borrowings	$1,670,410

12. Financial Assets and Liabilities

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

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2020:

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$761,484	$1,194,105	$—	$—	$1,955,589
U.S. and Non-U.S. government obligations	151,723	48,059	—	—	199,782
Corporate Bonds	—	135,518	—	—	135,518
Exchange traded notes	106	19,721	—	—	19,827
Currency forwards	—	341,360	—	(291,964)	49,396
Options	9,080	—	—	—	9,080
	$922,393	$1,738,763	$—	$(291,964)	$2,369,192

Financial instruments owned, pledged as collateral:
Equity securities	$496,943	$237,081	$—	$—	$734,024
Exchange traded notes	2	12,513	—	—	12,515
	$496,945	$249,594	$—	$—	$746,539

Other Assets
Equity investment	$—	$—	$66,030	$—	$66,030
Exchange stock	2,286	—	—	—	2,286
	$2,286	$—	$66,030	$—	$68,316

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,307,082	$1,137,968	$—	$—	$2,445,050
U.S. and Non-U.S. government obligations	83,173	19,984	—	—	103,157
Corporate Bonds	—	358,734	—	—	358,734
Exchange traded notes	—	7,431	—	—	7,431
Currency forwards	—	292,965	—	(292,870)	95
Options	9,241	—	—	—	9,241
	$1,399,496	$1,817,082	$—	$(292,870)	$2,923,708

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$63,513	$—	$—	$63,513

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2019:

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$600,259	$1,080,518	$—	$—	$1,680,777
U.S. and Non-U.S. government obligations	106,690	20,847	—	—	127,537
Corporate Bonds	—	171,591	—	—	171,591
Exchange traded notes	243	48,894	—	—	49,137
Currency forwards	—	242,552	—	(211,398)	31,154
Options	8,538	—	—	—	8,538
	$715,730	$1,564,402	$—	$(211,398)	$2,068,734
Financial instruments owned, pledged as collateral:
Equity securities	$362,439	$291,927	$—	$—	$654,366
Exchange traded notes	12	42,578	—	—	42,590
	$362,451	$334,505	$—	$—	$696,956
Other Assets
Equity investment	$—	$—	$46,245	$—	$46,245
Exchange stock	2,721	—	—	—	2,721
	$2,721	$—	$46,245	$—	$48,966

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,022,814	$1,163,888	$—	$—	$2,186,702
U.S. and Non-U.S. government obligations	39,091	2,713	—	—	41,804
Corporate Bonds	—	244,700	—	—	244,700
Exchange traded notes	15	21,631	—	—	21,646
Currency forwards	—	196,554	—	(196,535)	19
Options	3,087	—	—	—	3,087
	$1,065,007	$1,629,486	$—	$(196,535)	$2,497,958
JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 11 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of December 31, 2019 and 2020, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$66,030	Discounted cash flow	Estimated revenue growth	(9.0)% - 39.0%	9.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.2x - 21.9x	13.8x

	December 31, 2019
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$46,245	Discounted cash flow	Estimated revenue growth	5.0% - 33.0%	18.7%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	5.4x - 24.6x	14.1x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2020
(in thousands)	Balance at December 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2020
Assets
Other assets:
Equity investment	$46,245	$—	$19,785	$—	$—	$66,030	$19,785
Total	$46,245	$—	$19,785	$—	$—	$66,030	$19,785
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 11 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Year Ended December 31, 2019
(in thousands)	Balance at December 31, 2018	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2019	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2019
Assets
Other assets:
Equity investment	$45,856	$—	$389	$—	$—	$46,245	$389
Total	$45,856	$—	$389	$—	$—	$46,245	$389
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 11 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the Consolidated Statements of Financial Condition. The table below excludes non-financial assets and liabilities. The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximates fair value due to the relatively short-term nature of the underlying assets. The fair value of the Company’s long-term borrowings is based on quoted prices from the market for similar instruments, and is categorized as Level 2 in the fair value hierarchy.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2020:

	December 31, 2020
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$889,559	$889,559	$889,559	$—	$—
Cash restricted or segregated under regulations and other	117,446	117,446	117,446	—	—
Securities borrowed	1,425,016	1,425,016	—	1,425,016	—
Securities purchased under agreements to resell	22,866	22,866	—	22,866	—
Receivables from broker-dealers and clearing organizations	1,684,006	1,684,006	173,578	1,510,428	—
Receivables from customers	214,478	214,478	—	214,478	—
Other assets (1)	21,735	21,735	—	21,735	—
Total Assets	$4,375,106	$4,375,106	$1,180,583	$3,194,523	$—

Liabilities
Short-term borrowings	$64,686	$65,073	$—	$65,073	$—
Long-term borrowings	1,639,280	1,672,456	—	1,672,456	—
Securities loaned	948,256	948,256	—	948,256	—
Securities sold under agreements to repurchase	461,235	461,235	—	461,235	—
Payables to broker-dealers and clearing organizations (2)	876,446	876,446	3,517	872,929	—
Payables to customers	118,826	118,826	—	118,826	—
Other liabilities (3)	9,208	9,208	—	9,208	—
Total Liabilities	$4,117,937	$4,151,500	$3,517	$4,147,983	$—
(1) Includes cash collateral and deposits, and interest and dividends receivables.
(2) Payables to broker-dealers and clearing organizations include interest rate swaps carried at fair value.
(3) Includes deposits, interest and dividends payable.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$732,164	$732,164	$732,164	$—	$—
Cash restricted or segregated under regulations and other	41,116	41,116	41,116	—	—
Securities borrowed	1,928,763	1,928,763	—	1,928,763	—
Securities purchased under agreements to resell	143,032	143,032	—	143,032	—
Receivables from broker-dealers and clearing organizations (1)	1,318,584	1,318,584	40,842	1,277,742	—
Total Assets	4,163,659	4,163,659	814,122	3,349,537	—

Liabilities
Short-term borrowings	73,486	75,586	—	75,586	—
Long-term borrowings	1,917,866	1,966,850	—	1,966,850	—
Securities loaned	1,600,099	1,600,099	—	1,600,099	—
Securities sold under agreements to repurchase	340,742	340,742	—	340,742	—
Payables to broker dealer and clearing organizations	826,750	826,750	49,514	777,236	—
Total Liabilities	$4,758,943	$4,810,027	$49,514	$4,760,513	$—
(1) Receivables from broker-dealers and clearing organizations include interest rate swap carried at fair value.

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition
				Amounts Not Offset in the Consolidated Statements of Financial Condition
(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,425,016	$—	$1,425,016	$(1,374,266)	$(9,686)	$41,064
Securities purchased under agreements to resell	22,866	—	22,866	(22,866)	—	—
Trading assets, at fair value:
Currency forwards	341,360	(291,964)	49,396	—	—	49,396
Options	9,080	—	9,080	—	(9,080)	—
Total	$1,798,322	$(291,964)	$1,506,358	$(1,397,132)	$(18,766)	$90,460

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition
				Amounts Not Offset in the Consolidated Statements of Financial Condition
(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$948,256	$—	$948,256	$(921,593)	$(17,800)	$8,863
Securities sold under agreements to repurchase	461,235	—	461,235	(461,235)	—	—
Payable to broker-dealers and clearing organizations
Interest rate swaps	63,513	—	63,513	—	(63,162)	351
Trading liabilities, at fair value:
Currency forwards	292,965	(292,870)	95	—	—	95
Options	9,241	—	9,241	—	(9,080)	161
Total	$1,775,210	$(292,870)	$1,482,340	$(1,382,828)	$(90,042)	$9,470

	December 31, 2019
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition
				Amounts Not Offset in the Consolidated Statements of Financial Condition
(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,928,763	$—	$1,928,763	$(1,881,005)	$(15,280)	$32,478
Securities purchased under agreements to resell	143,032	—	143,032	(142,922)	—	110
Trading assets, at fair value:
Currency forwards	242,552	(211,398)	31,154	—	—	31,154
Options	8,538	—	8,538	(8,537)	—	1
Total	$2,322,885	$(211,398)	$2,111,487	$(2,032,464)	$(15,280)	$63,743

	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition
				Amounts Not Offset in the Consolidated Statements of Financial Condition
(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,600,099	$—	$1,600,099	$(1,552,146)	$(15,281)	$32,672
Securities sold under agreements to repurchase	340,742	—	340,742	(340,718)	—	24
Trading liabilities, at fair value:
Currency forwards	196,554	(196,535)	19	—	—	19
Options	3,087	—	3,087	(3,087)	—	—
Total	$2,140,482	$(196,535)	$1,943,947	$(1,895,951)	$(15,281)	$32,715

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	December 31, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$200,000	$—	$375,000
U.S. and Non-U.S. government obligations	86,235					86,235
Total	86,235	125,000	50,000	200,000	—	461,235

Securities loaned:
Equity securities	948,256	—	—	—	—	948,256
Total	$948,256	$—	$—	$—	$—	$948,256

	December 31, 2019
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$75,000	$50,000	$150,000	$—	$275,000
U.S. and Non-U.S. government obligations	65,742	—	—	—	—	65,742
Total	65,742	75,000	50,000	150,000	—	340,742

Securities loaned:
Equity securities	1,600,099	—	—	—	—	1,600,099
Total	$1,600,099	$—	$—	$—	$—	$1,600,099

13. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2020 and December 31, 2019:

(in thousands)		December 31, 2020		December 31, 2019
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$4,669	$2,208,899	$(1,366)	$4,502,017
Commodity futures	Receivables from broker-dealers and clearing organizations	173,889	6,237,389	40,656	7,758,974
Currency futures	Receivables from broker-dealers and clearing organizations	(11,736)	2,823,277	(2,860)	1,116,246
Fixed income futures	Receivables from broker-dealers and clearing organizations	42	102,476	47	155,697
Options	Financial instruments owned	9,080	746,723	8,538	442,808
Currency forwards	Financial instruments owned	341,360	30,596,681	242,552	24,369,818
Interest rate swap	Other assets	—	—	8,976	525,000

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$31	$90,219	$751	$83,803

Commodity futures	Payables to broker-dealers and clearing organizations	(5,397)	27,287	(45,175)	3,604,979
Currency futures	Payables to broker-dealers and clearing organizations	3,598	2,269,898	(23,223)	6,594,991
Fixed income futures	Payables to broker-dealers and clearing organizations	—	1,566	94	190,938
Options	Financial instruments sold, not yet purchased	9,241	736,997	3,087	436,422
Currency forwards	Financial instruments sold, not yet purchased	292,965	30,572,490	196,554	24,346,818

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	63,513	1,525,000	—	—

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2020	2019	2018
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(6,217)	$247,619	$(309,598)
Currency forwards	Trading income, net	249,856	(44,293)	174,310
Options	Trading income, net	84,695	19,692	(6,161)
Interest rate swap on term loan	Other, net	(1,890)	8,976	—
		$326,444	$231,994	$(141,449)

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(69,462)	$—	—
Foreign exchange - forward contract	Other comprehensive income	—	—	63
		$(69,462)	$—	$63
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in 2020, and as such, the mark-to-market gains (losses) on the instruments were recorded within Other comprehensive income on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2020.

14. Revenues from Contracts with Customers

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, as of January 1, 2018 in the consolidated financial statements by applying the modified retrospective method.

Commissions, net. The Company earns commission revenue by acting as an agent on behalf of customers. The Company’s performance obligations consist of trade execution and clearing services and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date. Commission revenues are received on settlement date; therefore, a receivable is recognized as of the trade date. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions, net and technology services in the Consolidated Statements of Comprehensive Income.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by the services described above, by timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$52,453	$405,698	$—	$458,151
Workflow technology	—	101,211	—	101,211
Analytics	—	41,148	—	41,148
Total revenue from contracts with customers	52,453	548,057	—	600,510

Other sources of revenue	2,540,889	102,086	(4,154)	2,638,821

Total revenues	$2,593,342	$650,143	$(4,154)	$3,239,331

Timing of revenue recognition:
Services transferred at a point in time	$2,593,342	$575,846	$(4,154)	$3,165,034
Services transferred over time	—	74,297	—	74,297
Total revenues	$2,593,342	$650,143	$(4,154)	$3,239,331

	Year Ended December 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$23,526	$357,401	$—	$380,927
Workflow technology	—	82,610	—	82,610
Analytics	—	35,007		35,007
Total revenue from contracts with customers	23,526	475,018	—	498,544

Other sources of revenue	1,004,568	16,718	(2,338)	1,018,948

Total revenues	$1,028,094	$491,736	$(2,338)	$1,517,492

Timing of revenue recognition:
Services transferred at a point in time	$1,028,094	$425,549	$(2,338)	$1,451,305
Services transferred over time	—	66,187	—	66,187
Total revenues	$1,028,094	$491,736	$(2,338)	$1,517,492

	Year Ended December 31, 2018
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$28,813	$150,206	$—	$179,019
Technology services	—	5,320	—	5,320
Workflow technology	—	—	—	—
Analytics	—	—		—
Total revenue from contracts with customers	28,813	155,526	—	184,339

Other sources of revenue	1,355,662	340,807	(2,090)	1,694,379

Total revenues	$1,384,475	$496,333	$(2,090)	$1,878,718

Timing of revenue recognition:
Services transferred at a point in time	$1,384,475	$491,013	$(2,090)	$1,873,398
Services transferred over time	—	5,320	—	5,320
Total revenues	$1,384,475	$496,333	$(2,090)	$1,878,718

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $57.3 million and $53.6 million as of December 31, 2020 and December 31, 2019, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2020.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.3 million and $8.6 million as of December 31, 2020 and December 31, 2019, respectively. The Company recognized revenue of $33.1 million and $32.6 million during the years ended December 31, 2020 and 2019, respectively that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
(in thousands)
U.S. operations	$1,214,282	$(103,080)	$659,937
Non-U.S. operations	168,555	(12,902)	36,426
	$1,382,837	$(115,982)	$696,363
The provision for income taxes consists of the following for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current provision (benefit)
Federal	$148,034	$(1,861)	$49,047
State and Local	52,040	4,362	18,697
Foreign	37,474	3,675	4,276
Deferred provision (benefit)
Federal	26,255	(13,422)	4,986
State and Local	(2,580)	(1,455)	(1,599)
Foreign	701	(3,576)	764
Provision for income taxes	$261,924	$(12,277)	$76,171

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%	21.0%
Less: rate attributable to noncontrolling interest	(7.5)%	(8.1)%	(10.2)%
State and local taxes, net of federal benefit	3.4%	2.4%	1.9%
Non-deductible expenses, net	0.1%	(3.7)%	(0.3)%
Other, net	1.9%	(1.0)%	(1.5)%
Effective tax rate	18.9%	10.6%	10.9%

The components of the deferred tax assets and liabilities as of December 31, 2020, and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Deferred income tax assets
Tax Receivable Agreement	$199,107	$197,598
Share-based compensation	17,140	15,572
Intangibles	2,563	2,467
Fixed assets and other	37,100	44,908
Tax credits and net operating loss carryforwards	60,597	86,420
Less: Valuation allowance on net operating loss carryforwards and tax credits	(60,385)	(60,594)
Total deferred income tax assets	$256,122	$286,371

Deferred income tax liabilities
Intangibles	$63,052	$71,700
Total deferred income tax liabilities	$63,052	$71,700

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the years ended December 31, 2020, 2019 and 2018, the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2020 and December 31, 2019 are current income tax receivables of $83.1 million and $39.3 million, respectively. These balances primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at December 31, 2020 and December 31, 2019 are current tax liabilities of $37.9 million and $11.5 million, respectively. These balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 7 "Tax Receivable Agreements"), the Acquisition of KCG and the ITG Acquisition (see Note 3 "ITG Acquisition"), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2020, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards. At December 31, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company has non-U.S. net operating losses at December 31, 2020 and December 31, 2019 of $75.1 million and $86.3 million, respectively, and has recorded a related deferred tax asset of $15.2 million and $17.9 million, respectively. A valuation allowance of $15.1 million and $15.6 million was recorded against this deferred tax asset at December 31, 2020 and December 31, 2019, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at December 31, 2020 and December 31, 2019 of $239.0 million and $239.0 million, respectively, and has recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at December 31, 2020 and December 31, 2019 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2020 and December 31, 2019 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. As of December 31, 2020, the Company’s tax years for 2015 through 2019 and 2017 through 2019 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2019. The outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in Operations and administrative expense and interest received or paid is recorded in Other, net or Operations and administrative expense in the Consolidated Statements of Comprehensive Income.

The Company had $8.6 million of unrecognized tax benefits as of December 31, 2020, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2020.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

(in thousands)
Balance at December 31, 2017	$7,300
Decreases based on tax positions related to prior period	(840)
Increase based on tax positions related to current period	868
Balance at December 31, 2018	7,328
Increase from ITG Acquisition	2,713
Decreases based on tax positions related to prior period	(1,263)
Increase based on tax positions related to current period	—
Balance at December 31, 2019	8,778
Decreases based on tax positions related to prior period	(311)
Increase based on tax positions related to current period	110
Balance at December 31, 2020	$8,577
16. Commitments, Contingencies and Guarantees

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

On November 30, 2020, the Company was named as a defendant in In re United States Oil Fund, LP Securities Litigation, No. 20-cv-4740. The consolidated amended complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in United States Oil Fund, LP, a crude oil ETF. The complaint also names the ETF, its sponsor, and related individuals as defendants. The complaint did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated amended complaint on January 29, 2021. The Company believes that the claims are without merit and is defending itself vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, the retail trading environment in the U.S. and relationships between retail broker-dealers and market making firms, high frequency trading, best execution, internalization, alternative trading system (“ATS”) manner of operations, market fragmentation and complexity, colocation, cybersecurity, access to market data feeds and remuneration arrangements, such as payment for order flow and other payment and rebate structures and arrangements. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority, states attorney generals, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

The Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and the Financial Industry Regulatory Authority. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. For example, in December 2015, the Autorité des Marchés Financiers (“AMF”) fined the Company’s European subsidiary in the amount of €5.0 million (approximately $5.4 million) based on its allegations that the subsidiary of a predecessor entity engaged in price manipulation and violations of the AMF General Regulation and Euronext Market Rules. The fine was subsequently reduced in 2017 to €3.3 million (approximately $3.9 million) and in 2018 was further reduced to €3.0 million (approximately $3.4 million). The Company has fully reserved for the monetary penalty as of December 31, 2020.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations, including indemnification obligations in connection with the Acquisition of KCG and the ITG Acquisition. The Company's maximum exposure under these arrangements is currently unknown, as any such exposure could relate to claims not yet brought or events which have not yet occurred. For example, in November 2013, KCG sold Urban Financial of America, LLC (“Urban”), the reverse mortgage origination and securitization business previously owned by Knight Capital Group, Inc., to an investor group now known as Finance of America Reverse, LLC (“FAR”). Pursuant to the terms of the Stock Purchase Agreement between KCG and FAR, Virtu has certain continuing obligations related to KCG's prior ownership of Urban and has been and, in the future may be, advised by FAR of potential claims thereunder.

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

17. Leases

The Company adopted ASU 2016-02 on January 1, 2019, and elected the modified retrospective method of implementation. The standard requires the recognition of ROU assets and lease liabilities for leases, which are defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the Consolidated Statements of Financial Condition and for which lease expense is recognized on a straight-line basis over the lease term.

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

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 11 years. The Company recognizes amounts received from subleases on a straight-line basis over the term of the sublease within Operations and administrative expense on the Consolidated Statements of Comprehensive Income.

As the implied discount rate for most of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings in determining the present value of lease payments.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$268,864	$314,526
Operating lease liabilities	Operating lease liabilities	315,340	365,364

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	36,093	37,589
Accumulated depreciation	Property, equipment, and capitalized software, net	(24,585)	(24,579)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	11,687	13,371

Weighted average remaining lease term and discount rate are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	6.9 years	7.5 years
Finance leases	2.0 years	1.5 years
Weighted average discount rate
Operating leases	5.67%	5.70%
Finance leases	3.13%	3.52%

The components of lease expense are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Operating lease cost:
Fixed	$73,624	$72,714
Variable	8,532	8,333
Impairment of ROU Asset	6,003	27,104
Total Operating lease cost	88,159	108,151

Sublease income	16,437	12,590

Finance lease cost:
Amortization of right-of-use assets	11,536	12,565
Interest on lease liabilities	432	661
Total Finance lease cost	11,968	13,226

The Company recognized $9.6 million and $66.5 million during the years ended December 31, 2020 and 2019, respectively, in Termination of office leases on the Consolidated Statements of Comprehensive Income related to the abandonment and termination of certain lease premises as part of its ongoing effort to consolidate office space. Termination of office leases consisted of $6.0 million of impairments of ROU assets and lease terminations, $3.0 million of write-offs of leasehold improvements and fixed assets and $0.6 million of dilapidation charges for the year ended December 31, 2020 and $27.1 million of impairments of ROU assets, $37.9 million of write-offs of leasehold improvements and fixed assets, and $1.4 million of dilapidation charges for the year ended December 31, 2019.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2020, are as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$74,590	$6,774
2022	67,979	4,035
2023	64,621	1,438
2024	35,393	—
2025	27,495	—
2026 and thereafter	114,873	—
Total lease payments	$384,951	$12,247
Less imputed interest	(69,611)	(560)
Total lease liability	$315,340	$11,687
18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$889,559	$732,164
Cash restricted or segregated under regulations and other	117,446	41,116
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,007,005	$773,280

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 81.9% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2020 and December 31, 2019, there were 5,259,713 and 7,919,952 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 2,660,239, 840,803 and 3,540,312 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2020, 2019 and 2018, respectively.

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

On November 13, 2020, the Company amended its form award agreement for the issuance of RSUs to provide for the continued vesting of outstanding RSU awards upon the occurrence of a qualified retirement (the "RSU Amendment"). A qualified retirement generally means a voluntary resignation by the Participant (i) after five years of service, (ii) the participant attaining the age of 50 and (iii) the sum of the participant's age and service at the time of termination equaling or exceeding 65. Continued vesting is subject to the participant entering into a 2 year non-compete. The amendment was authorized and approved by the Compensation Committee of the Company's Board of Directors. As a result of the amendment, currently issued and outstanding RSUs held by the Company's employees, including its executive officers, shall be deemed to be subject to the amended terms of the form award agreement, and any future RSU awards shall also be governed by such amended terms.

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

Share Repurchase Program

In February 2018, the Company's Board of Directors authorized a share repurchase program of up to $50.0 million in Class A Common Stock and Virtu Financial Units by March 31, 2019. On July 27, 2018, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $50.0 million to $100.0 million and extending the duration of the program through September 30, 2019. The share repurchase program entitled the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program expired on September 30, 2019. From the inception of the program in February 2018, the Company repurchased approximately 2.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $65.9 million.

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. From the inception of the program through December 31, 2020, the Company repurchased approximately 1.4 million shares of Class A Common Stock and Virtu Financial Units for approximately $33.9 million. As of December 31, 2020, the Company has approximately of $66.1 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Employee Exchanges

During the years ended December 31, 2020, 2019 and 2018, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 2,660,239, 840,839 and 3,919,462 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

The Company holds approximately a 64.1% interest in Virtu Financial at December 31, 2020.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 11 "Borrowings"), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock. If at any time during the term of the Founder Member Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 11 "Borrowings"), and as a result no such increase in the number of shares which may be purchased has occurred or will occur pursuant to the terms of the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised to purchase up to 3,000,000 shares of the Company's Class A Common Stock on any date after May 22, 2020 up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

The fair value of the Warrant was determined using a Black-Scholes-Merton model, and was recorded as a debt issuance cost within Other Assets on the Consolidated Statements of Financial Condition and as an increase to Additional paid-in capital on the Consolidated Statements of Changes in Equity. The balance was amortized on a straight-line basis from March 20, 2020 through September 20, 2020, the date on which the Founder Member Loan Facility expired, and recorded as expense within Debt issue cost related to debt refinancing, prepayment and commitment fees in the Consolidated Statements of Comprehensive Income.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$—	$(42,636)	$9,192	$(33,444)
Foreign exchange translation adjustment	(647)	8,604	—	7,957
Total	$(647)	$(34,032)	$9,192	$(25,487)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of December 31, 2020, the Company expects approximately $13.4 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Year Ended December 31, 2019
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$(82)	$(565)	$—	$(647)
Total	$(82)	$(565)	$—	$(647)

	Year Ended December 31, 2018
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$2,991	$(3,073)	$—	$(82)
Total	$2,991	$(3,073)	$—	$(82)

20. Share-based Compensation

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 19 "Capital Structure", and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the years ended December 31, 2020, 2019 and 2018:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2017	7,738,000	$19.00	7.29	3,869,000	$19.00
Granted	—	—	—	—	—
Exercised	(4,168,100)	19.00	—	—	19.00
Forfeited or expired	(83,750)	—	—	—	—
At December 31, 2018	3,486,150	$19.00	6.30	1,660,400	$19.00
Granted	156,129	13.60	4.37	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(55,000)	—	—	—	—
At December 31, 2019	3,233,779	$18.74	5.24	3,248,779	$18.74
Granted	—	—	—	—	—
Exercised	(909,627)	18.07	—	(909,627)	18.07
Forfeited or expired	—	—	—	—	—
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00

The expected life was determined based on an average of vesting and contractual period. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined based on historical volatilities of comparable companies. The expected dividend yield was determined based on estimated future dividend payments divided by the IPO stock price.

The Company recognized $1.4 million and $5.8 million for the years ended December 31, 2019 and 2018, respectively, of compensation expense in relation to the stock options issued and outstanding. The stock options to purchase shares of Class A Common Stock were fully vested in 2019, and as such there was no compensation expense recognized in relation to stock options for the year ended December 31, 2020.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 19 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the years ended December 31, 2020, 2019 and 2018, respectively, there were 967,526, 441,920 and 594,536 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $25.2 million, of which $2.1 million was related to accelerated vesting of awards for retirement eligible employees, $12.6 million and $11.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards) and RSAs:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2017	853,047	$17.94
Granted	1,265,899	20.89
Forfeited	(127,493)	18.30
Vested	(612,531)	18.76
At December 31, 2018	1,378,922	$20.03
Granted	4,063,541	25.07
Forfeited	(643,709)	21.58
Vested	(1,805,265)	24.08
At December 31, 2019	2,993,489	$24.10
Granted (1)	3,318,169	17.49
Forfeited	(430,961)	17.45
Vested	(2,487,613)	20.17
At December 31, 2020	3,393,084	$21.35
(1) Excluded in the number of RSUs and RSAs are 400,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $37.4 million, of which $3.7 million was related to accelerated vesting of awards for retirement eligible employees, $66.1 million and $17.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, of compensation expense in relation to the RSUs. As of December 31, 2020 and December 31, 2019, total unrecognized share-based compensation expense related to unvested RSUs was $37.1 million and $43.4 million, respectively, and this amount is to be recognized over a weighted average period of 1.03 and 2.0 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals may also be directed to notional investments in certain of the employee investment opportunities. No amounts have been recognized as compensation cost under the DCP as of December 31, 2020.

21. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Capitalized software costs	$183,208	$143,748
Leasehold improvements	54,094	71,981
Furniture and equipment	332,249	357,589
Total	569,551	573,318
Less: Accumulated depreciation and amortization	(455,961)	(457,229)
Total property, equipment and capitalized software, net	$113,590	$116,089

Depreciation expense for property and equipment for the years ended December 31, 2020, 2019, and 2018 was approximately $37.4 million, $44.7 million, and $48.4 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs were approximately $37.0 million, $32.5 million, and $24.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The related amortization expense was approximately $29.3 million, $21.0 million, and $20.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

22. Regulatory Requirement

U.S. Subsidiaries

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to NYSE rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2020. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of December 31, 2020 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$621,253	$2,917	$618,336

As of December 31, 2020, VAL had $96.2 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $20.4 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. Balances in special reserve bank accounts previously maintained by VITG were transferred to VAL upon consolidation of the broker dealers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2020 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$12,944	$196	$12,748
Virtu Financial Canada ULC	2,486	196	2,290
Ireland
Virtu ITG Europe Limited	57,459	32,106	25,353
Virtu Financial Ireland Limited	94,528	41,038	53,490
United Kingdom
Virtu ITG UK Limited	1,290	910	380
Asia Pacific
Virtu ITG Australia Limited	30,606	12,729	17,877
Virtu ITG Hong Kong Limited	4,290	625	3,665
Virtu ITG Singapore Pte Limited	796	76	720
As of December 31, 2020, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.2 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

23. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
United States	$2,569,147	$1,133,514	$1,644,641
Ireland	323,519	188,154	81,531
Singapore	176,665	109,761	136,161
Canada	116,521	49,666	—
Australia	44,552	34,933	—
United Kingdom	4,218	(1,735)	15,681
Others	4,709	3,199	704
Total revenues	$3,239,331	$1,517,492	$1,878,718

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2020, 2019 and 2018 and are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2020
Total revenue	$2,593,342	$650,143	$(4,154)	$3,239,331
Income (loss) before income taxes and noncontrolling interest	1,241,313	174,617	(33,093)	1,382,837

2019
Total revenue	1,028,094	491,736	(2,338)	1,517,492
Income (loss) before income taxes and noncontrolling interest	109,190	(126,931)	(98,241)	(115,982)

2018
Total revenue	1,384,475	496,333	(2,090)	1,878,718
Income (loss) before income taxes and noncontrolling interest	422,648	325,043	(51,328)	696,363

24. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2020, and December 31, 2019, the Company had a net receivable from its affiliates of $2.3 million and a net receivable from its affiliates of $1.3 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 12 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $16.7 million, $12.9 million and $9.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 2 "Summary of Significant Accounting Policies") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company made payments of $18.7 million, $19.9 million and $20.0 million to the JVs for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, in 2018, the Company sold certain assets to one of its joint ventures, including the intangible assets associated with leases with a net carrying value of $1.1 million at the time of sale, for $0.6 million.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $1.5 million, $1.5 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, to Level 3 for these services.

Subsequent to the ITG Acquisition, the Company makes commission-sharing arrangement payments to affiliates of DBS Group Holdings (“DBS”). Temasek and its affiliates have a significant ownership interest in DBS. The Company paid $0.2 million and $0.1 million to DBS for the years ended December 31, 2020 and 2019, respectively. The Company did not make payments to DBS for the year ended December 31, 2018.

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

As described in Note 11 "Borrowings" and Note 19 "Capital Structure", on March 20, 2020 a subsidiary of the Company entered into an agreement with the Founder Member to establish the Founder Member Facility and, upon the execution of the Founder Member Facility and in consideration of the Founder Member’s commitments thereunder, the Company delivered to the Founder Member the Warrant. The transactions were unanimously approved by the Company’s disinterested Directors. The Founder Member Loan Term expired as of September 20, 2020.
25. Parent Company

    VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term Loan Facility (see Note 11 "Borrowings"). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit

Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

(In thousands except interest data)	December 31, 2020	December 31, 2019
Assets
Cash	$71,481	$4,650
Deferred tax asset	183,549	197,792
Investment in subsidiary	3,126,502	2,689,026
Other assets	82,917	33,653
Total assets	$3,464,449	$2,925,121

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,724,046	$1,724,465
Accounts payable and accrued expenses and other liabilities	698	—
Tax receivable agreement obligations	271,165	269,282
Total liabilities	1,995,909	1,993,747

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 125,627,277 and 120,435,912 shares, Outstanding — 122,012,180 and 118,257,141 shares at December 31, 2020 and December 31, 2019, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 10,226,939 and 12,887,178 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2020 and December 31, 2019, respectively	1	1
Treasury stock, at cost, 3,615,097 and 2,178,771 shares at December 31, 2020 and December 31, 2019, respectively	(88,923)	(55,005)
Additional paid-in capital	1,160,567	1,075,779
Retained earnings (accumulated deficit)	422,381	(88,755)
Accumulated other comprehensive income (loss)	(25,487)	(647)
Total Virtu Financial Inc. stockholders' equity	1,468,540	931,374

Total liabilities and stockholders' equity	$3,464,449	$2,925,121

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Other Income	$—	$—	$—
	—	—	—

Operating Expenses:
Operations and administrative	171	3	1

Income (loss) before equity in income of subsidiary	(171)	(3)	(1)
Equity in income (loss) of subsidiary, net of tax	1,121,084	(29,416)	620,193
Net income (loss)	$1,120,913	$(29,419)	$620,192

Net income (loss) attributable to common stockholders	$1,120,913	$(29,419)	$620,192
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	8,604	(565)	(3,073)
Net change in unrealized cash flow hedges gains (losses), net of taxes	(33,444)	—	—
Comprehensive income (loss)	$1,096,073	$(29,984)	$617,119

Virtu Financial, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$1,120,913	$(29,419)	$620,192

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	(543,992)	136,878	(305,936)
Tax receivable agreement obligation reduction	15,169	54,879	79,722
Deferred taxes	14,243	(8,165)	(64,996)
Changes in operating assets and liabilities:	(48,566)	2,339	(25,268)
Net cash provided by operating activities	557,767	156,512	303,714

Cash flows from investing activities
Investments in subsidiaries, equity basis	56,629	70,762	34,909
Net cash provided by investing activities	56,629	70,762	34,909

Cash flows from financing activities
Distribution from Virtu Financial to non-controlling interest	(363,919)	(99,221)	(206,903)
Dividends	(120,496)	(112,414)	(100,329)
Repurchase of Class C common stock	—	(196)	(8,216)
Purchase of treasury stock	(49,864)	(14,259)	(66,218)
Tax receivable agreement obligations	(13,286)	—	(12,359)
Issuance of common stock in connection with secondary offering, net of offering costs	—	(375)	(950)
Net cash used in financing activities	(547,565)	(226,465)	(394,975)

Net increase (decrease) in Cash	66,831	809	(56,352)
Cash, beginning of period	4,650	3,841	60,193
Cash, end of period	$71,481	$4,650	$3,841

Supplemental disclosure of cash flow information:
Taxes paid	$203,031	$1,332	$73,991

Non-cash financing activities
Tax receivable agreement described in Note 7	(1,388)	(5,811)	(911)

26. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On February 11, 2021, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on March 15, 2021 to holders of record as of March 1, 2021.

On February 11, 2021, the Company's Board of Directors authorized the expansion of the Company's current share repurchase program, increasing the total authorized amount by $70.0 million to $170.0 million. Since inception of the program through February 11, 2021, the Company repurchased approximately 2.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $49.9 million. As of February 11, 2021, the Company has approximately $120 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2020, internal control over financial reporting is effective.

    PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2020; their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 10, the 2021 Proxy Statement is incorporated herein by this reference. All references to the 2021 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 11, the 2021 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 12, the 2021 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 13, the 2021 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020. For the limited purpose of providing the information necessary to comply with this Item 14, the 2021 Proxy Statement is incorporated herein by this reference.

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

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
4.1	Description of the Capital Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020.
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

10.4*†	Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Form Employee Restricted Stock Unit and Common Stock Award Agreement.
10.5†
Amended and Restated Employment Agreement, dated as of November 15, 2017, by and between Virtu Financial, Inc. and Mr. Douglas A. Cifu (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 001-37352) filed on March 13, 2018).

10.6†
Employment Agreement, dated as of August 7, 2020, by and between Virtu Financial Operating LLC and Sean Galvin (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 6, 2020.

10.7†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of August 12, 2020, by and between Virtu Financial, Inc. and Sean Galvin (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on November 6, 2020.

10.8†
Employment Agreement, dated as of April 30, 2020, by and between Virtu Financial Operating LLC and Joseph Molluso (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 11, 2020.

10.9
Amendment No. 2 dated March 2, 2020 to Credit Agreement, dated March 1, 2019, among Virtu Financial LLC, as Holdings, Impala Borrower LLC, as Acquisition Borrower, VFH Parent LLC, as Refinancing Borrower, the Lenders, Issuing Banks and Swingline Lender Party Hereto, and Jefferies Finance LLC, as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 11, 2020.

10.10
Loan Agreement Dated as of March 20, 2020 among Virtu Americas LLC, the Lenders from time to time party hereto and TJMT Holdings LLC, as Administrative Agent (incorporated herein by reference to Exhibit 99.19 to the Form 13D/A (File No. 005-89306) filed by TJMT Holdings LLC on March 23, 2020).

10.11
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

10.26
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.27†
Amended and Restated Employment Agreement, dated as of February 26, 2020, by and between Virtu Financial, Inc. and Mr. Brett Fairclough (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.28†
Amended and Restated Employment Agreement, dated as of February 26, 2020, by and between Virtu Financial, Inc. and Mr. Stephen Cavoli (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.29†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.30†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.31†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.32†
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, Amended and Restated Effective June 8, 2017 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230012) filed on March 1, 2019).

10.33*†	Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu.
10.34*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.35*†	Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit Award Agreement, dated as of June 22, 2020, by and between Virtu Financial, Inc. and Joseph Molluso.
10.36*†	Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Award Award Agreement, dated as of June 22, 2020, by and between Virtu Financial, Inc. and Joseph Molluso.
10.37*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Joseph Molluso.

10.38*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Brett Fairclough.

10.39*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.40*†	Virtu Financial, Inc. Deferred Compensation Plan
21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
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

Virtu Financial, Inc.

DATE:	February 25, 2021	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	February 25, 2021	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas A. Cifu and Sean P. Galvin, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Cifu

/s/ Sean P. Galvin	Chief Financial Officer (Principal Financial and Accounting Officer)
Sean P. Galvin

/s/ Robert Greifeld	Chairman of the Board of Directors
Robert Greifeld

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ Virginia Gambale	Director
Virginia Gambale

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Glenn Hutchins	Director
Glenn Hutchins

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ John F. Sandner	Director
John F. Sandner

/s/ David Urban	Director
David Urban

/s/ Michael T. Viola	Director
Michael T. Viola