Form 10-Q
period 2021-03-31
Virtu Financial, Inc.
filed 2021-05-07
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of May 7, 2021
Class A common stock, par value $0.00001 per share	119,548,903
Class C common stock, par value $0.00001 per share	10,135,182
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$899,041	$889,559
Cash restricted or segregated under regulations and other	122,792	117,446
Securities borrowed	1,384,134	1,425,016
Securities purchased under agreements to resell	36,071	22,866
Receivables from broker-dealers and clearing organizations	1,656,347	1,684,006
Trading assets, at fair value:
Financial instruments owned	2,976,372	2,369,192
Financial instruments owned and pledged	929,669	746,539
Receivables from customers	515,519	214,478
Property, equipment and capitalized software (net of accumulated depreciation of $463,514 and $455,961 as of March 31, 2021 and December 31, 2020, respectively)	109,697	113,590
Operating lease right-of-use assets	252,027	268,864
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $201,571 and $183,494 as of March 31, 2021 and December 31, 2020, respectively)	436,422	454,499
Deferred tax assets	183,035	193,070
Other assets ($68,750 and $68,316, at fair value, as of March 31, 2021 and December 31, 2020, respectively)	240,579	317,747
Total assets	$10,890,631	$9,965,798

Liabilities and equity
Liabilities
Short-term borrowings	$240,444	$64,686
Securities loaned	1,191,615	948,256
Securities sold under agreements to repurchase	410,164	461,235
Payables to broker-dealers and clearing organizations	1,079,808	876,446
Payables to customers	347,184	118,826
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,984,733	2,923,708
Tax receivable agreement obligations	271,165	271,165
Accounts payable, accrued expenses and other liabilities	386,328	491,818
Operating lease liabilities	298,890	315,340
Long-term borrowings	1,636,221	1,639,280
Total liabilities	8,846,552	8,110,760

Commitments and Contingencies (Note 13)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 127,154,019 and 125,627,277 shares, Outstanding — 121,261,513 and 122,012,180 shares at March 31, 2021 and December 31, 2020, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2021 and December 31, 2020, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 10,135,182 and 10,226,939 shares at March 31, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at March 31, 2021 and December 31, 2020, respectively	1	1
Treasury stock, at cost, 5,892,506 and 3,615,097 shares at March 31, 2021 and December 31, 2020, respectively	(152,282)	(88,923)
Additional paid-in capital	1,190,950	1,160,567
Retained earnings (accumulated deficit)	615,580	422,381
Accumulated other comprehensive income (loss)	(15,045)	(25,487)
Total Virtu Financial Inc. stockholders' equity	1,639,205	1,468,540

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Noncontrolling interest	404,874	386,498
Total equity	2,044,079	1,855,038

Total liabilities and equity	$10,890,631	$9,965,798
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Revenues:
Trading income, net	$812,743	$802,466
Interest and dividends income	6,997	26,516
Commissions, net and technology services	191,649	170,744
Other, net	1,183	895
Total revenue	1,012,572	1,000,621

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	259,332	173,818
Communication and data processing	51,690	55,027
Employee compensation and payroll taxes	104,771	170,358
Interest and dividends expense	24,028	41,440
Operations and administrative	25,655	27,130
Depreciation and amortization	16,778	17,360
Amortization of purchased intangibles and acquired capitalized software	18,077	18,958
Termination of office leases	1,221	276
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,755	4,171
Transaction advisory fees and expenses	(14)	188
Financing interest expense on long-term borrowings	19,492	25,670
Total operating expenses	522,785	534,396
Income before income taxes and noncontrolling interest	489,787	466,225
Provision for income taxes	80,555	77,987
Net income	409,232	388,238
Noncontrolling interest	(169,827)	(167,169)

Net income available for common stockholders	$239,405	$221,069

Earnings per share
Basic	$1.91	$1.80
Diluted	$1.89	$1.80

Weighted average common shares outstanding
Basic	122,062,555	119,757,158
Diluted	123,389,328	119,788,475

Net income	$409,232	$388,238
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(3,676)	(10,396)
Net change in unrealized cash flow hedges gain (loss), net of taxes	21,906	(55,602)
Comprehensive income	427,462	322,240
Less: Comprehensive income attributable to noncontrolling interest	(177,616)	(138,523)
Comprehensive income attributable to common stockholders	$249,846	$183,717

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2021 and 2020

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	1,896,407	—	—	—	—	—	—	—	$27,450	$—	$—	$27,450	$—	$27,450
Treasury stock purchases	(615,794)	—	—	—	—	—	(2,277,409)	(63,359)	$—	$(16,059)	$—	$(79,418)	$—	$(79,418)
Stock options exercised	154,372	—	—	—	—	—	—	—	$2,933	$—	$—	$2,933	$—	$2,933
Net income	—	—	—	—	—	—	—	—	$—	$239,405	$—	$239,405	$169,827	$409,232
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$(2,165)	$(2,165)	$(1,511)	$(3,676)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	$—	$—	$12,607	$12,607	$9,299	$21,906
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(30,147)	$—	$(30,147)	$(159,239)	$(189,386)
Issuance of common stock in connection with employee exchanges	91,757	—	—	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(91,757)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Balance at March 31, 2021	127,154,019	$1	10,135,182	$—	60,091,740	$1	(5,892,506)	$(152,282)	$1,190,950	$615,580	$(15,045)	$1,639,205	$404,874	$2,044,079

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	1,854,961	—	—	—	—	—	—	—	21,357	—	—	21,357	—	21,357
Treasury stock purchases	(642,869)	—	—	—	—	—	—	—	—	(9,801)	—	(9,801)	—	(9,801)
Stock options exercised	213,129	—	—	—	—	—	—	—	3,206	—	—	3,206	—	3,206
Warrants issued	—	—	—	—	—	—	—	—	11,486	—	—	11,486	—	11,486
Net income	—	—	—	—	—	—	—	—	—	221,069	—	221,069	167,169	388,238
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,884)	(5,884)	(4,512)	(10,396)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(31,468)	(31,468)	(24,134)	(55,602)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(29,602)	—	(29,602)	(19,165)	(48,767)
Issuance of common stock in connection with employee exchanges	724,327	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(724,327)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	122,585,460	$1	12,162,851	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,113,447	$91,292	$(37,999)	$1,111,737	$416,920	$1,528,657

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$409,232	$388,238

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,778	17,360
Amortization of purchased intangibles and acquired capitalized software	18,077	18,958
Debt issue cost related to debt refinancing and prepayment	27	1,464
Amortization of debt issuance costs and deferred financing fees	1,855	3,493
Termination of office leases	1,221	276
Share-based compensation	12,778	22,257
Deferred taxes	10,035	(5,116)

Other	(406)	4,126
Changes in operating assets and liabilities:
Securities borrowed	40,882	606,781
Securities purchased under agreements to resell	(13,205)	67,885
Receivables from broker-dealers and clearing organizations	27,659	(1,244,137)
Trading assets, at fair value	(790,310)	(328,130)
Receivables from customers	(301,041)	(437,769)
Operating lease right-of-use assets	16,837	12,197
Other assets	76,694	(24,798)
Securities loaned	243,359	(582,738)
Securities sold under agreements to repurchase	(51,071)	48,937
Payables to broker-dealers and clearing organizations	225,268	298,477
Payables to customers	228,358	479,533
Trading liabilities, at fair value	61,025	316,327
Operating lease liabilities	(16,450)	(14,677)
Accounts payable, accrued expenses and other liabilities	(83,712)	132,395
Net cash provided by (used in) operating activities	133,890	(218,661)

Cash flows from investing activities
Development of capitalized software	(20,048)	(8,111)
Acquisition of property and equipment	(3,488)	(10,750)
Investment in joint ventures	(2,106)	(1,150)
Net cash used in investing activities	(25,642)	(20,011)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to non-controlling interest	(189,386)	(48,767)
Purchase of treasury stock	(77,093)	(9,801)
Stock options exercised	2,933	3,206
Short-term borrowings, net	177,920	358,900
Repayment of long term borrowings	(1,460)	—
Tax receivable agreement obligations	—	(13,286)
Debt issuance costs	(2,658)	(9,263)
Net cash provided by (used in) financing activities	(89,744)	280,989

Effect of exchange rate changes on cash and cash equivalents	(3,676)	(10,396)

Net increase in cash and cash equivalents	14,828	31,921
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,007,005	773,280
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,021,833	$805,201

Supplementary disclosure of cash flow information
Cash paid for interest	$36,611	$52,724
Cash paid for taxes	25,714	2,843

	Three Months Ended March 31,
(in thousands)	2021	2020

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	4,387	3,254

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2021, VFI owned approximately 64.0% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, on over 235 venues, in 36 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, Exchange-Traded Funds ("ETFs"), foreign exchange, futures, fixed income and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

The Company has completed two significant acquisitions over the past four years that have expanded and complemented Virtu Financial's original electronic trading and marking making business. On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the “ITG Acquisition”). ITG's business contributes to the Company's Execution Services segment.

Virtu Financial’s principal United States ("U.S.") subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited ("VFIL") and Virtu ITG Europe Limited ("VIEL"), each formed in Ireland; Virtu ITG UK Limited ("VIUK"), formed in the United Kingdom; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 20 "Geographic Information and Business Segments" for a further discussion of the Company’s segments.

Basis of Consolidation and Form of Presentation

These condensed consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. As sole managing member of Virtu Financial, the Company exerts control over the Group’s operations. The Company consolidates Virtu Financial and its subsidiaries’ financial statements and records the interests in Virtu Financial that the

Company does not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior period's condensed consolidated financial statements in order to conform to the current period presentation. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole and have no effect on previously reported consolidated net income available to common stockholders.

Effective for the quarter ended March 31, 2021, the Company has changed the presentation of its Condensed Consolidated Statements of Changes in Equity and Condensed Consolidated Statements of Cash Flows. As a result, the Company combined $29.6 million of Dividends to stockholders and $19.2 million of Distribution from Virtu Financial to non-controlling interest into one line, Dividends to stockholders and distribution from Virtu Financial to non-controlling interest for the three months ended March 31, 2020. Dividends and distributions from Virtu Financial to non-controlling interest both represent cash payments by the Company it its equity owners which reduce Total equity. Effective for the quarter ended June 30, 2020, the Company has changed the presentation of its Condensed Consolidated Statements of Comprehensive Income. As a result, the Company made the following reclassifications to prior period amounts to be consistent with current period presentation. For the three months ended March 31, 2020, the Company reclassified $62.3 million of Payments for order flow to Brokerage, exchange, clearance fees and payments for order flow, net, previously reported as Payments for order flow and Brokerage, exchange and clearance fees, net, respectively. Brokerage, exchange and clearance fees, net and payments for order flow both represent costs associated with transacting trades. For the three months ended March 31, 2020, the Company reclassified $3.5 million of sublease income from Other, net within Total revenues to net with other occupancy costs recorded in Operations and administrative within Operating Expenses.

2. Summary of Significant Accounting Policies
For a detailed discussion of the Company's significant accounting policies, see Note 2 "Summary of Significant Accounting Policies" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements, Recently Adopted

Income Taxes - In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The ASU also amends other aspects of the guidance relating to the accounting for franchise taxes, enacted changes in tax laws or rates, the accounting for transactions that result in a step-up in the tax basis of goodwill, and other tax-related items. The Company adopted this ASU on January 1, 2021 and it did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements, Not Yet Adopted as of March 31, 2021

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is designed to ease the potential burden in accounting for the transition away from LIBOR. The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which expands the scope of Topic 848 to include derivative instruments that are affected by changes in the interest rates used for margining, discounting or contract price alignment as part of the market transition to new reference rates (the "discounting transition"). The Company is evaluating the impact of these ASUs, but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity and updates selected earnings per share ("EPS") guidance. The ASU is effective for periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new standard on its Condensed Consolidated Financial Statements and related disclosures.

3. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2021	2020
Income before income taxes and noncontrolling interest	$489,787	$466,225
Provision for income taxes	80,555	77,987
Net income	409,232	388,238

Noncontrolling interest	(169,827)	(167,169)

Net income available for common stockholders	$239,405	$221,069
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2021	2020
Basic earnings (loss) per share:
Net income available for common stockholders	$239,405	$221,069
Less: Dividends and undistributed earnings allocated to participating securities	(6,312)	(5,287)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	233,093	215,782

Weighted average shares of common stock outstanding:
Class A	122,062,555	119,757,158

Basic earnings (loss) per share	$1.91	$1.80

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2021	2020
Diluted earnings (loss) per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$233,093	$215,782

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	122,062,555	119,757,158
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan (1)	1,326,772	31,317
	123,389,327	119,788,475

Diluted earnings (loss) per share	$1.89	$1.80

(1)The dilutive impact excludes from the computation of earnings (loss) per share 76,817 unexercised stock options issuable pursuant to the Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and 3,000,000 unexercised warrants for the three months ended March 31, 2020, because the inclusion of these instruments would have been anti-dilutive.

4. Tax Receivable Agreements

For a detailed discussion of the Company's tax receivable agreements, see Note 7 "Tax Receivable Agreements" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

For purposes of the tax receivable agreements, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been (i) no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu

Financial Units, (ii) no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the IPO and (iii) no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes of Virtu Financial. Subsequent adjustments of the tax receivable agreements obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within income before taxes and noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income.

 The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, and its third payment of $13.3 million in March 2020. Tax receivable payments are expected to range from approximately $0.9 million to $21.7 million per year over the next 15 years.

At March 31, 2021 and December 31, 2020, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $194.2 million and $199.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $271.2 million and $271.2 million, respectively. The amounts recorded as of March 31, 2021 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2021 and December 31, 2020, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2021 and 2020.

The following table presents the details of goodwill by segment as of March 31, 2021 and December 31, 2020:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of March 31, 2021 and December 31, 2020, the Company's total amount of intangible assets recorded was $436.4 million and $454.5 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(106,260)	$380,340	10	to	12
Technology	136,000	(87,969)	48,031	1	to	6
Favorable occupancy leases	5,895	(3,037)	2,858	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,500)	1,100		3
ETF issuer relationships	950	(902)	48		9
ETF buyer relationships	950	(903)	47		9
	$637,993	$(201,571)	$436,422

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(94,299)	$392,301	10	to	12
Technology	136,000	(82,403)	53,597	1	to	6
Favorable occupancy leases	5,895	(2,839)	3,056	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,200)	1,400		3
ETF issuer relationships	950	(877)	73		9
ETF buyer relationships	950	(876)	74		9
	$637,993	$(183,494)	$454,499

Amortization expense relating to finite-lived intangible assets was approximately $18.1 million and $19.0 million for the three months ended March 31, 2021 and 2020, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five years ended December 31:

(in thousands)
Remainder of 2021	$51,600
2022	64,852
2023	63,960
2024	50,845
2025	47,879
2026	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Assets
Due from prime brokers	$507,570	$697,293
Deposits with clearing organizations	195,637	216,962
Net equity with futures commission merchants	199,549	248,943
Unsettled trades with clearing organizations	193,239	118,777
Securities failed to deliver	529,605	372,965
Commissions and fees	30,747	29,066
Total receivables from broker-dealers and clearing organizations	$1,656,347	$1,684,006

Liabilities
Due to prime brokers	$441,748	$410,772
Net equity with futures commission merchants	79,718	77,257
Unsettled trades with clearing organizations	284,796	228,070
Securities failed to receive	269,528	156,804
Commissions and fees	4,018	3,543
Total payables to broker-dealers and clearing organizations	$1,079,808	$876,446

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $204.4 million and $134.7 million as of March 31, 2021 and December 31, 2020, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2021 and December 31, 2020, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at March 31, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Securities received as collateral:
Securities borrowed	$1,341,474	$1,374,266
Securities purchased under agreements to resell	36,026	22,866
	$1,377,500	$1,397,132
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Equities	$922,301	$734,024
Exchange traded notes	7,368	12,515
	$929,669	$746,539

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$178,000	$(2,548)	$175,452
Short-term bank loans	64,992	—	64,992
	$242,992	$(2,548)	$240,444

	December 31, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$36,400	$(387)	$36,013
Short-term bank loans	28,673	—	28,673
	$65,073	$(387)	$64,686

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL's trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $600 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $600 million and bear interest at the adjusted LIBOR or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $200 million and bear interest at the adjusted LIBOR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

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

On March 20, 2020, VAL entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020 (the "Founder Member Loan Term"). The Founder Member Loan Facility Term expired as of September 20, 2020 without VAL having borrowed any Founder Member Loans at any time. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s (as defined in the Founder Member Loan Facility) commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 17 "Capital Structure".

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

	At March 31, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$178,000	$(2,548)	$175,452
Committed facility	2.61%	600,000	—	—	—
		$1,000,000	$178,000	$(2,548)	$175,452

	At December 31, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$36,400	$(387)	$36,013
Committed facility	1.40%	600,000	—	—	—
		$1,000,000	$36,400	$(387)	$36,013

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in thousands)	2021	2020
Broker-dealer credit facilities:
Uncommitted facility	$625	$632
Committed facility	57	160
Demand Loan	—	117
	$682	$909

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2021, there was $65.0 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.2%. At December 31, 2020, there was $28.7 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.4%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At March 31, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.72%	$616,000	$204,362
		$616,000	$204,362

	At December 31, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.77%	$616,000	$134,664
		$616,000	$134,664

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $1.0 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.11%	$1,635,051	$(4,494)	$(25,911)	$1,604,646
SBI bonds	January 2023	5.00%	31,611	—	(36)	31,575
			$1,666,662	$(4,494)	$(25,947)	$1,636,221

		At December 31, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.15%	$1,636,512	$(4,723)	$(26,367)	$1,605,422
SBI bonds	January 2023	5.00%	33,898	—	(40)	33,858
			$1,670,410	$(4,723)	$(26,407)	$1,639,280

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial ("VFH") and Impala Borrower LLC, a subsidiary of the Company (the "Acquisition Borrower") entered into a Credit Agreement (the "Credit Agreement"), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provided (i) a senior secured first lien term loan (together with the Incremental Term Loans, as defined below; the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which amount approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement.

On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any stepdown in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Amended Credit Agreement, the term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. As of March 31, 2021, $1,635 million was outstanding under the First Lien Term Loan Facility. The revolving commitments will terminate on March 1, 2022. There were no outstanding borrowings under the First Lien Revolving Facility as of March 31, 2021 or December 31, 2020.

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

In October 2019, the Company entered into a five-year $525 million floating-to-fixed interest rate swap agreement. The Company also entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in January 2020. As these two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in 2020, they effectively fix interest payment obligations on $1,000 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.
SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($31.6 million) as of March 31, 2021 and ¥3.5 billion ($33.9 million) as of December 31, 2020. The Company recorded a gain of $2.3 million and a loss of $0.3 million during the three months ended March 31, 2021 and 2020, respectively, due to changes in foreign currency rates.

As of March 31, 2021, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	March 31, 2021
Remainder of 2021	$—
2022	—
2023	31,611
2024	—
2025	—
Thereafter	1,635,051
Total principal of long-term borrowings	$1,666,662

9. Financial Assets and Liabilities

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

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2021:

	March 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,094,913	$1,521,696	$—	$—	$2,616,609
U.S. and Non-U.S. government obligations	192,086	10,017	—	—	202,103
Corporate Bonds	—	120,891	—	—	120,891
Exchange traded notes	1,492	579	—	—	2,071
Currency forwards	—	294,965	—	(271,028)	23,937
Options	10,761	—	—	—	10,761
	$1,299,252	$1,948,148	$—	$(271,028)	$2,976,372

Financial instruments owned, pledged as collateral:
Equity securities	$628,093	$294,208	$—	$—	$922,301
Exchange traded notes	2,584	4,784	—	—	7,368
	$630,677	$298,992	$—	$—	$929,669

Other Assets
Equity investment	$—	$—	$66,192	$—	$66,192
Exchange stock	2,558	—	—	—	2,558
	$2,558	$—	$66,192	$—	$68,750

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,302,564	$1,174,545	$—	$—	$2,477,109
U.S. and Non-U.S. government obligations	152,248	3,358	—	—	155,606
Corporate Bonds	—	326,144	—	—	326,144
Exchange traded notes	4,528	6,645	—	—	11,173
Currency forwards	—	280,153	—	(274,147)	6,006
Options	8,695	—	—	—	8,695
	$1,468,035	$1,790,845	$—	$(274,147)	$2,984,733

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$38,199	$—	$—	$38,199
Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2020:

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$761,484	$1,194,105	$—	$—	$1,955,589
U.S. and Non-U.S. government obligations	151,723	48,059	—	—	199,782
Corporate Bonds	—	135,518	—	—	135,518
Exchange traded notes	106	19,721	—	—	19,827
Currency forwards	—	341,360	—	(291,964)	49,396
Options	9,080	—	—	—	9,080
	$922,393	$1,738,763	$—	$(291,964)	$2,369,192
Financial instruments owned, pledged as collateral:
Equity securities	$496,943	$237,081	$—	$—	$734,024
Exchange traded notes	2	12,513	—	—	12,515
	$496,945	$249,594	$—	$—	$746,539
Other Assets
Equity investment	$—	$—	$66,030	$—	$66,030
Exchange stock	2,286	—	—	—	2,286
	$2,286	$—	$66,030	$—	$68,316

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,307,082	$1,137,968	$—	$—	$2,445,050
U.S. and Non-U.S. government obligations	83,173	19,984	—	—	103,157
Corporate Bonds	—	358,734	—	—	358,734
Exchange traded notes	—	7,431	—	—	7,431
Currency forwards	—	292,965	—	(292,870)	95
Options	9,241	—	—	—	9,241
	$1,399,496	$1,817,082	$—	$(292,870)	$2,923,708

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$63,513	$—	$—	$63,513

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2020 and 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	March 31, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$66,192	Discounted cash flow	Estimated revenue growth	(6.0)% - 10.0%	4.2%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	11.6x - 21.5x	13.2x

	December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$66,030	Discounted cash flow	Estimated revenue growth	(9.0)% - 39.0%	9.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.2x - 21.9x	13.8x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2021
(in thousands)	Balance at December 31, 2020	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2021	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2021
Assets
Other assets:
Equity investment	$66,030	$—	$162	$—	$—	$66,192	$162
Total	$66,030	$—	$162	$—	$—	$66,192	$162
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 8 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Three Months Ended March 31, 2020
(in thousands)	Balance at December 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2020
Assets
Other assets:
Equity investment	$46,245	$—	$423	$—	$—	$46,668	$423
Total	$46,245	$—	$423	$—	$—	$46,668	$423
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 8 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the Condensed Consolidated Statements of Financial Condition. The table below excludes non-financial assets and liabilities. The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximates fair value due to the relatively short-term nature of the underlying assets. The fair value of the Company’s long-term borrowings is based on quoted prices from the market for similar instruments, and is categorized as Level 2 in the fair value hierarchy.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2021:

	March 31, 2021
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$899,041	$899,041	$899,041	$—	$—
Cash restricted or segregated under regulations and other	122,792	122,792	122,792	—	—
Securities borrowed	1,384,134	1,384,134	—	1,384,134	—
Securities purchased under agreements to resell	36,071	36,071	—	36,071	—
Receivables from broker-dealers and clearing organizations	1,656,347	1,656,347	(1,639)	1,657,986	—
Receivables from customers	515,519	515,519	—	515,519	—
Other assets (1)	24,163	24,163	—	24,163	—
Total Assets	$4,638,067	$4,638,067	$1,020,194	$3,617,873	$—

Liabilities
Short-term borrowings	$240,444	$242,992	$—	$242,992	$—
Long-term borrowings	1,636,221	1,663,605	—	1,663,605	—
Securities loaned	1,191,615	1,191,615	—	1,191,615	—
Securities sold under agreements to repurchase	410,164	410,164	—	410,164	—
Payables to broker-dealers and clearing organizations (2)	1,079,808	1,079,808	1,366,956	(287,148)	—
Payables to customers	347,184	347,184	—	347,184	—
Other liabilities (3)	8,610	8,610	—	8,610	—
Total Liabilities	$4,914,046	$4,943,978	$1,366,956	$3,577,022	$—
(1) Includes cash collateral and deposits, and interest and dividends receivables.
(2) Payables to broker-dealers and clearing organizations include interest rate swaps carried at fair value.
(3) Includes deposits, interest and dividends payable.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2020:

	December 31, 2020
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$889,559	$889,559	$889,559	$—	$—
Cash restricted or segregated under regulations and other	117,446	117,446	117,446	—	—
Securities borrowed	1,425,016	1,425,016	—	1,425,016	—
Securities purchased under agreements to resell	22,866	22,866	—	22,866	—
Receivables from broker-dealers and clearing organizations	1,684,006	1,684,006	173,578	1,510,428	—
Receivables from customers	214,478	214,478	—	214,478	—
Other assets (1)	21,735	21,735	—	21,735	—
Total Assets	$4,375,106	$4,375,106	$1,180,583	$3,194,523	$—

Liabilities
Short-term borrowings	64,686	65,073	—	65,073	—
Long-term borrowings	1,639,280	1,672,456	—	1,672,456	—
Securities loaned	948,256	948,256	—	948,256	—
Securities sold under agreements to repurchase	461,235	461,235	—	461,235	—
Payables to broker dealer and clearing organizations (2)	876,446	876,446	3,517	872,929	—
Payables to customers	118,826	118,826	—	118,826	—
Other liabilities (3)	9,208	9,208	—	9,208	—
Total Liabilities	$4,117,937	$4,151,500	$3,517	$4,147,983	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,384,134	$—	$1,384,134	$(1,341,474)	$(6,088)	$36,572
Securities purchased under agreements to resell	36,071	—	36,071	(36,026)	—	45
Trading assets, at fair value:
Currency forwards	294,965	(271,028)	23,937	—	—	23,937
Options	10,761	—	10,761	—	(8,695)	2,066
Total	$1,725,931	$(271,028)	$1,454,903	$(1,377,500)	$(14,783)	$62,620

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,191,615	$—	$1,191,615	$(1,177,681)	$(7,890)	$6,044
Securities sold under agreements to repurchase	410,164	—	410,164	(410,079)	—	85
Payable to broker-dealers and clearing organizations
Interest rate swaps	38,199	—	38,199	—	(38,199)	—
Trading liabilities, at fair value:
Currency forwards	280,153	(274,147)	6,006	—	—	6,006
Options	8,695	—	8,695	—	(8,695)	—
Total	$1,928,826	$(274,147)	$1,654,679	$(1,587,760)	$(54,784)	$12,135

	December 31, 2020
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,425,016	$—	$1,425,016	$(1,374,266)	$(9,686)	$41,064
Securities purchased under agreements to resell	22,866	—	22,866	(22,866)	—	—
Trading assets, at fair value:
Currency forwards	341,360	(291,964)	49,396	—	—	49,396
Options	9,080	—	9,080	—	(9,080)	—
Total	$1,798,322	$(291,964)	$1,506,358	$(1,397,132)	$(18,766)	$90,460

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$948,256	$—	$948,256	$(921,593)	$(17,800)	$8,863
Securities sold under agreements to repurchase	461,235	—	461,235	(461,235)	—	—
Interest rate swaps	63,513	—	63,513	—	(63,162)	351
Trading liabilities, at fair value:
Currency forwards	292,965	(292,870)	95	—	—	95
Options	9,241	—	9,241	—	(9,080)	161
Total	$1,775,210	$(292,870)	$1,482,340	$(1,382,828)	$(90,042)	$9,470
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	March 31, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$150,000	$50,000	$375,000
U.S. and Non-U.S. government obligations	35,164					35,164
Total	35,164	125,000	50,000	150,000	50,000	410,164

Securities loaned:
Equity securities	1,191,615	—	—	—	—	1,191,615
Total	$1,191,615	$—	$—	$—	$—	$1,191,615

	December 31, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$200,000	$—	$375,000
U.S. and Non-U.S. government obligations	86,235					86,235
Total	86,235	125,000	50,000	200,000	—	461,235

Securities loaned:
Equity securities	948,256	—	—	—	—	948,256
Total	$948,256	$—	$—	$—	$—	$948,256

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2021 and December 31, 2020:

(in thousands)		March 31, 2021		December 31, 2020
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(2,163)	$2,645,904	$4,669	$2,208,899
Commodity futures	Receivables from broker-dealers and clearing organizations	(1,711)	5,448,655	173,889	6,237,389
Currency futures	Receivables from broker-dealers and clearing organizations	1,954	1,637,757	(11,736)	2,823,277
Fixed income futures	Receivables from broker-dealers and clearing organizations	17	13,182	42	102,476
Options	Financial instruments owned	10,761	959,394	9,080	746,723
Currency forwards	Financial instruments owned	294,965	25,271,660	341,360	30,596,681

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$513	$534,942	$31	$90,219
Commodity futures	Payables to broker-dealers and clearing organizations	(1,366,708)	1,679,746	(5,397)	27,287
Currency futures	Payables to broker-dealers and clearing organizations	(1,110)	2,091,786	3,598	2,269,898
Fixed income futures	Payables to broker-dealers and clearing organizations	(266)	203,385	—	1,566
Options	Financial instruments sold, not yet purchased	8,695	980,190	9,241	736,997
Currency forwards	Financial instruments sold, not yet purchased	280,153	25,264,253	292,965	30,572,490

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	38,199	1,525,000	63,513	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2021	2020
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$47,222	$(11,901)
Currency forwards	Trading income, net	109,389	201,808
Options	Trading income, net	48,736	1,261
Interest rate swap on term loan	Other, net	(472)	—
		$204,875	$191,168

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$25,826	$(55,602)
		$25,826	$(55,602)
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in 2020, and as such, the mark-to-market gains (losses) on the instruments were recorded within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021.

11. Variable Interest Entities
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2021, the Company held noncontrolling interests of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2021, the Company held approximately a 10% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of March 31, 2021, the Company held approximately a 14.1% noncontrolling interest in this JV.

The Company's four JVs meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the JV within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at March 31, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$27,379	$—	$27,379	$172,310

The following table presents the Company’s nonconsolidated VIEs at December 31, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,969	$—	$28,969	$175,547

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 14 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2020 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$14,130	$140,450	$—	$154,580
Workflow technology	—	26,573	—	26,573
Analytics	—	10,496	—	10,496
Total revenue from contracts with customers	14,130	177,519	—	191,649

Other sources of revenue	809,594	11,720	(391)	820,923

Total revenues	$823,724	$189,239	$(391)	$1,012,572

Timing of revenue recognition:
Services transferred at a point in time	$823,724	$170,538	$(391)	$993,871
Services transferred over time	—	18,701	—	18,701
Total revenues	$823,724	$189,239	$(391)	$1,012,572

	Three Months Ended March 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$769	$131,026	$—	$131,795
Workflow technology	—	28,743	—	28,743
Analytics	—	10,206		10,206
Total revenue from contracts with customers	769	169,975	—	170,744

Other sources of revenue	829,817	(111)	171	829,877

Total revenues	$830,586	$169,864	$171	$1,000,621

Timing of revenue recognition:
Services transferred at a point in time	$830,586	$151,388	$171	$982,145
Services transferred over time	—	18,476	—	18,476
Total revenues	$830,586	$169,864	$171	$1,000,621

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $60.4 million and $57.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2021.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.6 million and $9.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company recognized revenue of $7.9 million and $7.5 million during the three months ended March 31, 2021 and 2020, respectively that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2021 and 2020, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes and effective tax rates were $80.6 million, 16.4%, and $78.0 million, and 16.8% for the three months ended March 31, 2021 and 2020, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020 were current income tax receivables of $0.2 million and $83.1 million, respectively. The balances at March

31, 2021 and December 31, 2020 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020 were current tax liabilities of $29.9 million and $37.9 million, respectively. The balances at March 31, 2021 and December 31, 2020 primarily comprised income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 4 "Tax Receivable Agreements"), the Acquisition of KCG and the ITG Acquisition, differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2021 and December 31, 2020, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At March 31, 2021 and December 31, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at March 31, 2021 and December 31, 2020 of $73.6 million and $75.1 million, respectively, and recorded a related deferred tax asset of $15.0 million and $15.2 million, respectively. A valuation allowance of $14.9 million and $15.1 million was recorded against this deferred tax asset at March 31, 2021 and December 31, 2020, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at March 31, 2021 and December 31, 2020 of $239.0 million and $239.0 million, respectively, and recorded a related deferred tax asset of $45.0 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at March 31, 2021 and December 31, 2020 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2021 and December 31, 2020 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2021, the Company’s tax years for 2015 through 2019 and 2017 through 2019 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2019. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in Operations and administrative expense and interest received or paid is recorded in Other, net or Operations and administrative expense in the Condensed Consolidated Statements of Comprehensive Income, respectively.

The Company had $7.0 million of unrecognized tax benefits as of March 31, 2021, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2021.

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

On January 29, 2019, the Company was named as a defendant in Ford v. ProShares Trust II, et al., No. 19-cv-886. The complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with a ProShares inverse-volatility ETF. Additionally, on February 27, 2019, and March 1, 2019, the Company was named as a defendant in Bittner v. ProShares Trust II, et al., No. 19-cv-1840, and Mareno v. ProShares Trust II, et al., No. 19-cv-1955, respectively. The complaints were filed in federal district court in New York on behalf of putative classes, and asserted substantially similar claims against the Company and other financial institutions. On April 29, 2019, these three actions were consolidated in federal district court in New York as In re ProShares Trust II Securities Litigation, No. 19-cv-886-DLC. A consolidated amended complaint, which did not specify the amount of alleged damages, was filed in the consolidated action on June 21, 2019. Defendants moved to dismiss the consolidated amended complaint on August 2, 2019. In response, plaintiffs filed a consolidated second amended complaint on September 6, 2019, which also did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated second amended complaint on September 27, 2019. The defendants’ motion to dismiss was granted on January 3, 2020, and plaintiffs subsequently filed a Notice of Appeal of the district court's ruling on the motion to dismiss on January 31, 2020 and an opening brief on May 14, 2020. The defendants' response brief was filed August 13, 2020 and the plaintiffs' reply was filed September 17, 2020. The dismissal was affirmed by the United States Court of Appeals for the Second Circuit in March 2021. The Company believes that the claims are without merit and is defending itself vigorously.

On November 30, 2020, the Company was named as a defendant in In re United States Oil Fund, LP Securities Litigation, No. 20-cv-4740. The consolidated amended complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in United States Oil Fund, LP, a crude oil ETF. The complaint also names the ETF, its sponsor, and related individuals as defendants. The complaint did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated amended complaint on January 29, 2021 and plaintiffs subsequently filed its opposition to the motion on March 30, 2021. The Company believes that the claims are without merit and is defending itself vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been an increased focus by Congress, federal and state regulators, SROs and the media on market structure issues, and in particular, the retail trading environment in the U.S. and relationships between retail broker-dealers and market making firms, high frequency trading, best execution, internalization, alternative trading system (“ATS”) manner of operations, market fragmentation and complexity, colocation, cybersecurity, access to market data feeds and remuneration arrangements, such as payment for order flow and other payment and rebate structures and arrangements. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

The Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action.

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

15. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 "Summary of Significant Accounting Policies" and Note 17 "Leases" to the Consolidated Financial Statements of the Company's 2020 Annual Report on Form 10-K.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$252,027	$268,864
Operating lease liabilities	Operating lease liabilities	298,890	315,340

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	36,093	36,093
Accumulated depreciation	Property, equipment, and capitalized software, net	(26,718)	(24,585)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	9,524	11,687

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	6.8 years	6.9 years
Finance leases	1.9 years	2.0 years
Weighted average discount rate
Operating leases	5.67%	5.67%
Finance leases	2.62%	3.13%

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost:
Fixed	$19,101	$18,360
Variable	1,445	2,135
Impairment of ROU Asset	1,198	—
Total Operating lease cost	21,744	20,495

Sublease income	4,443	3,477

Finance lease cost:
Amortization of ROU Asset	2,133	3,187
Interest on lease liabilities	74	129
Total Finance lease cost	2,207	3,316

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2021, are as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$60,211	$4,443
2022	68,497	4,035
2023	65,145	1,438
2024	35,645	—
2025	27,786	—
2026 and thereafter	114,960	—
Total lease payments	$372,244	$9,916
Less imputed interest	(73,354)	(392)
Total lease liability	$298,890	$9,524

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$899,041	$889,559
Cash restricted or segregated under regulations and other	122,792	117,446
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,021,833	$1,007,005

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 82.0% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock. The Company holds approximately a 64.0% interest in Virtu Financial at March 31, 2021.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2021 and December 31, 2020, there were 5,167,956 and 5,259,713 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 91,757 and 724,327 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2021 and 2020, respectively.

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 21,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

On November 13, 2020, the Company amended its form award agreement for the issuance of RSUs to provide for the continued vesting of outstanding RSU awards upon the occurrence of a qualified retirement (the "RSU Amendment"). A qualified retirement generally means a voluntary resignation by the participant (i) after five years of service, (ii) the participant attaining the age of 50 and (iii) the sum of the participant's age and service at the time of termination equaling or exceeding 65. Continued vesting is subject to the participant entering into a 2 year non-compete. The RSU Amendment was authorized and approved by the Compensation Committee of the Company's Board of Directors. As a result of the RSU Amendment, currently issued and outstanding RSUs held by the Company's employees, including its executive officers, shall be deemed to be subject to the amended terms of the form award agreement, and any future RSU awards shall also be governed by such amended terms.

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

Share Repurchase Program

On February 11, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $70.0 million to $170.0 million in Class A Common Stock and Virtu Financial Units up to December 31, 2021. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2021, the Company repurchased approximately 3.7 million shares of Class A Common Stock and Virtu Financial Units for approximately $97.3 million. As of March 31, 2021, the Company has approximately of $72.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the three months ended March 31, 2021 and 2020, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 91,757 and 724,327 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 8 "Borrowings"), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock. If at any time during the term of the Founder Member Loan Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 8 "Borrowings"), and as a result no such increase in the number of shares which may be purchased has occurred or will occur pursuant to the terms of the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised to purchase up to 3,000,000 shares of the Company's Class A Common Stock on any date after May 22, 2020 up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

The fair value of the Warrant was determined using a Black-Scholes-Merton model, and was recorded as a debt issuance cost within Other Assets on the Condensed Consolidated Statements of Financial Condition and as an increase to Additional paid-in capital on the Condensed Consolidated Statements of Changes in Equity. The balance was amortized on a straight-line basis from March 20, 2020 through September 20, 2020, the date on which the Founder Member Loan Facility expired, and recorded as expense within Debt issue cost related to debt refinancing, prepayment and commitment fees in the Condensed Consolidated Statements of Comprehensive Income.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(33,444)	$9,273	$3,334	$(20,837)
Foreign exchange translation adjustment	7,957	(2,165)	—	5,792
Total	$(25,487)	$7,108	$3,334	$(15,045)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of March 31, 2021, the Company expects approximately $13.4 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Three Months Ended March 31, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$—	$(31,785)	$317	$(31,468)
Foreign exchange translation adjustment	(647)	(5,884)	—	(6,531)
Total	$(647)	$(37,669)	$317	$(37,999)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income.

18. Share-based Compensation

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the three months ended March 31, 2021 and 2020:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2019	3,233,779	$19.00	5.24	3,233,779	$19.00
Granted	—	—	—	—	—
Exercised	(213,129)	15.04	—	(213,129)	15.04
Forfeited or expired	—	—	—	—	—
At March 31, 2020	3,020,650	$19.00	4.99	3,020,650	$19.00

At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(154,372)	19.00	—	(154,372)	19.00
Forfeited or expired	—	—	—	—	—
At March 31, 2021	2,169,780	$19.00	3.99	2,169,780	$19.00

The expected life was determined based on an average of vesting and contractual period. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined based on historical volatilities of comparable companies. The expected dividend yield was determined based on estimated future dividend payments divided by the IPO stock price. The stock options to purchase shares of Class A Common Stock were fully vested in 2019.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the three months ended March 31, 2021 and 2020, respectively, there were 633,938 and 852,599 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $5.0 million and $17.1 million for the three months ended March 31, 2021 and 2020, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to the RSUs (including the Assumed Awards) and RSAs:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2019	2,993,489	$24.10
Granted	3,034,621	16.26
Forfeited	(161,127)	18.44
Vested	(1,854,961)	20.45
At March 31, 2020	4,012,022	$20.08

At December 31, 2020	3,393,084	$21.35
Granted (1)	2,105,988	27.35
Forfeited	(87,658)	23.38
Vested	(1,896,407)	23.22
At March 31, 2021	3,515,007	$23.89
(1) Excluded in the number of RSUs and RSAs are 200,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $7.8 million and $9.0 million for the three months ended March 31, 2021 and 2020, respectively, of compensation expense in relation to the RSUs. As of March 31, 2021 and December 31, 2020, total unrecognized share-based compensation expense related to unvested RSUs was $65.1 million and $37.1 million, respectively, and this amount is to be recognized over a weighted average period of 1.4 and 1.0 year, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals may also be directed to notional investments in certain of the employee investment opportunities. No amounts have been recognized as compensation cost under the DCP as of March 31, 2021.

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2021. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of March 31, 2021 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$676,247	$2,843	$673,404

As of March 31, 2021, VAL had $108.8 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $13.0 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

Foreign Subsidiaries

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Investment Industry Regulatory Organization of Canada (“IIROC”), the Central Bank of Ireland ("CBI"), the Financial Conduct Authority ("FCA") in the United Kingdom, the Australian Securities and Investments Commission ("ASIC"), the Securities and Futures Commission in Hong Kong ("SFC"), and the Monetary Authority of Singapore ("MAS").

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of March 31, 2021 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$15,449	$199	$15,250
Virtu Financial Canada ULC	2,594	199	2,395
Ireland
Virtu ITG Europe Limited	79,193	31,881	47,312
Virtu Financial Ireland Limited (1)	98,978	39,406	59,572
United Kingdom
Virtu ITG UK Limited	1,231	857	374
Asia Pacific
Virtu ITG Australia Limited	30,420	20,764	9,656
Virtu ITG Hong Kong Limited	3,702	560	3,142
Virtu ITG Singapore Pte Limited	799	74	725
(1) Preliminary
As of March 31, 2021, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.3 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

As of December 31, 2020, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.2 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
United States	$816,054	$793,026
Ireland	121,369	107,910
Singapore	42,848	67,044
Canada	17,030	16,957
Australia	12,667	11,878
United Kingdom	1,184	2,476
Others	1,420	1,330
Total revenues	$1,012,572	$1,000,621

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, options, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker-dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, Electronic Communications Networks ("ECNs") and ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc.

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2021 and 2020 and are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2021
Total revenue	$823,724	$189,239	$(391)	$1,012,572
Income (loss) before income taxes and noncontrolling interest	453,277	40,351	(3,841)	489,787

2020
Total revenue	830,586	169,864	171	1,000,621
Income (loss) before income taxes and noncontrolling interest	451,546	19,395	(4,716)	466,225

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2021, and December 31, 2020 the Company had net receivables from its affiliates of $1.8 million and $2.3 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.9 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 11 "Variable Interest Entities") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $4.7 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively, to these JVs.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, to Level 3 for these services.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. Payments for the three months ended March 31, 2021 and March 31, 2020 were immaterial.

22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On May 4, 2021, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on June 15, 2021 to holders of record as of June 1, 2021.

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's current share repurchase program, increasing the total authorized amount by $300.0 million to $470.0 million and extending the duration of the program through May 4, 2022. Since inception of the program through May 4, 2021, the Company repurchased approximately 5.4 million shares of Class A Common Stock and Virtu Financial Units for approximately $151.0 million. As of May 4, 2021, the Company has approximately $319.0 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2021 and 2020 and should be read in conjunction with the consolidated financial statements of Virtu Financial, Inc. (the “Company”) for the period ended March 31, 2021, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2020, which are included in Items 8 and 7, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on February 25, 2021 (the "2020 Form 10-K"), could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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

Unless the context otherwise requires, the terms "we," "us," "our," "Virtu" and the "Company" refer to Virtu Financial, Inc., a Delaware corporation, and its consolidated subsidiaries and the term "Virtu Financial" refers to Virtu Financial LLC, a Delaware limited liability company and a consolidated subsidiary of ours.
Impact of the COVID-19 Pandemic

 For a discussion on the potential impacts of the COVID-19 outbreak on our business, see Part I Item 1A “Risk Factors” of our Annual Report on Form 10-K.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset technology infrastructure, we provide our clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income and other commodities. Our integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

Acquisition of ITG and KCG

On March 1, 2019, the "ITG Closing Date", we announced the completion of Investment Technology Group, Inc. and its subsidiaries ("ITG") in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the "ITG Acquisition"). In connection with the ITG Acquisition, Virtu Financial, VFH, and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) the First Lien Term Loan Facility (as defined below) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) the First Lien Revolving Facility (as defined below), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2021, options to purchase 1,628,750 shares in the aggregate were forfeited and 5,429,470 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2021 in the amount of $163.0 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2021 in the amount of $175.4 million and tax receivable agreement obligation in the amount of $271.2 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Condensed Consolidated Statements of Financial Condition as of March 31, 2021; and (iv) provision for corporate income tax in the amount of $62.4 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31,
Market Making	2021	2020
Total revenue	$823,724	$830,586
Total operating expenses	370,447	379,040
Income before income taxes and noncontrolling interest	453,277	451,546
Execution Services
Total revenue	189,239	169,864
Total operating expenses	148,888	150,469
Income before income taxes and noncontrolling interest	40,351	19,395
Corporate
Total revenue	(391)	171
Total operating expenses	3,450	4,887
Income before income taxes and noncontrolling interest	(3,841)	(4,716)
Consolidated
Total revenue	1,012,572	1,000,621
Total operating expenses	522,785	534,396
Income before income taxes and noncontrolling interest	$489,787	$466,225

The following table shows our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
Trading income, net	$812,743	$802,466
Interest and dividends income	6,997	26,516
Commissions, net and technology services	191,649	170,744
Other, net	1,183	895
Total revenue	1,012,572	1,000,621

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	259,332	173,818
Communication and data processing	51,690	55,027
Employee compensation and payroll taxes	104,771	170,358
Interest and dividends expense	24,028	41,440
Operations and administrative	25,655	27,130
Depreciation and amortization	16,778	17,360
Amortization of purchased intangibles and acquired capitalized software	18,077	18,958
Termination of office leases	1,221	276
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,755	4,171
Transaction advisory fees and expenses	(14)	188
Financing interest expense on long-term borrowings	19,492	25,670
Total operating expenses	522,785	534,396
Income before income taxes and noncontrolling interest	489,787	466,225
Provision for income taxes	80,555	77,987
Net income	$409,232	$388,238

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: (i) Global Equities and (ii) Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 80% and 80% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

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

Other, net can also include gains on sales of businesses, revenues from service agreements related to the sale of businesses, and the gain or loss on the ineffective portion of derivatives used as cash flow hedging instruments.

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

Transaction advisory fees and expenses.  Transaction advisory fees and expenses primarily reflect professional fees incurred by us in connection with one or more acquisitions or dispositions.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 13 "Income Taxes" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$812,743	$802,466
Interest and dividends income	6,997	26,516
Commissions, net and technology services	191,649	170,744
Brokerage, exchange, clearance fees and payments for order flow, net	(259,332)	(173,818)
Interest and dividends expense	(24,028)	(41,440)
Adjusted Net Trading Income	$728,029	$784,468

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$409,232	$388,238
Financing interest expense on long-term borrowings	19,492	25,670
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,755	4,171
Depreciation and amortization	16,778	17,360
Amortization of purchased intangibles and acquired capitalized software	18,077	18,958
Provision for income taxes	80,555	77,987
EBITDA	$545,889	$532,384
Severance	2,020	4,200
Transaction advisory fees and expenses	(14)	188
Termination of office leases	1,221	276
Other	2,831	6,910
Share based compensation	12,778	25,744
Adjusted EBITDA	$564,725	$569,702

Selected Operating Margins
Net Income Margin (1)	56.2%	49.5%
EBITDA Margin (2)	75.0%	67.9%
Adjusted EBITDA Margin (3)	77.6%	72.6%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$409,232	$388,238
Provision for income taxes	80,555	77,987
Income (loss) before income taxes	489,787	466,225

Amortization of purchased intangibles and acquired capitalized software	18,077	18,958
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,755	4,171
Severance	2,020	4,200
Transaction advisory fees and expenses	(14)	188
Termination of office leases	1,221	276
Other	2,831	6,910
Share based compensation	12,778	25,744
Normalized Adjusted Net Income before income taxes	528,455	526,672
Normalized provision for income taxes (1)	126,829	126,401
Normalized Adjusted Net Income	$401,626	$400,271

Weighted Average Adjusted shares outstanding (2)	196,951,685	195,016,686

Normalized Adjusted EPS	$2.04	$2.05

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2021 and 2020.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2021 and 2020 as well as warrants issued in connection with the Founder Member Loan during the three months ended March 31, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$801,281	$11,462	$—	$812,743
Commissions, net and technology services	14,130	177,519	—	191,649
Interest and dividends income	6,901	96	—	6,997
Brokerage, exchange, clearance fees and payments for order flow, net	(223,195)	(36,137)	—	(259,332)
Interest and dividends expense	(23,994)	(34)	—	(24,028)
Adjusted Net Trading Income	$575,123	$152,906	$—	$728,029

	Three Months Ended March 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$802,663	$(197)	$—	$802,466
Commissions, net and technology services	769	169,975	—	170,744
Interest and dividends income	26,433	83	—	26,516
Brokerage, exchange, clearance fees and payments for order flow, net	(136,604)	(37,214)	—	(173,818)
Interest and dividends expense	(40,986)	(454)	—	(41,440)
Adjusted Net Trading Income	$652,275	$132,193	$—	$784,468

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$575,123	$652,275	(11.8)%
Execution Services	152,906	132,193	15.7%
Corporate	—	—	NM
Adjusted Net Trading Income	$728,029	$784,468	(7.2)%

	Three Months Ended March 31,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$9,428	$10,521	(10.4)%
Execution Services	2,507	2,132	17.6%
Corporate	—	—	NM
Average Daily Adjusted Net Trading Income	$11,935	$12,653	(5.7)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total Revenues

Our total revenues increased $12.0 million, or 1.2%, to $1,012.6 million for the three months ended March 31, 2021, compared to $1,000.6 million for the three months ended March 31, 2020. This increase was primarily attributable to revenues earned by Execution Services.

The following table shows the total revenues by segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands, except for percentage)	2021	2020	% Change
Market Making
Trading income, net	$801,281	$802,663	(0.2)%
Interest and dividends income	6,901	26,433	(73.9)%
Commissions, net and technology services	14,130	769	NM
Other, net	1,412	721	95.8%
Total revenues from Market Making	823,724	830,586	(0.8)%

Execution Services
Trading income, net	11,462	(197)	NM
Interest and dividends income	96	83	15.7%
Commissions, net and technology services	177,519	169,975	4.4%
Other, net	162	3	NM
Total revenues from Execution Services	189,239	169,864	11.4%

Corporate
Other, net	(391)	171	NM
Total revenues from Corporate	(391)	171	NM

Consolidated
Trading income, net	812,743	802,466	1.3%
Interest and dividends income	6,997	26,516	(73.6)%
Commissions, net and technology services	191,649	170,744	12.2%
Other, net	1,183	895	32.2%
Total revenues	$1,012,572	$1,000,621	1.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $10.3 million, or 1.3%, to $812.7 million for the three months ended March 31, 2021, compared to $802.5 million for the three months ended March 31, 2020. The increase was primarily driven by a combination of higher trading volumes in U.S. equities and lower market volatility during the three months ended March 31, 2021 compared to the first quarter of 2020 at the onset of the COVID-19 pandemic. Average daily realized volatility of the S&P 500 Index decreased 72.4% compared to the prior period, while average daily U.S. equity consolidated volumes increased 33.5%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $19.5 million, or 73.6%, to $7.0 million for the three months ended March 31, 2021, compared to $26.5 million for the three months ended March 31, 2020. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions driven by lower interest rates compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $20.9 million, or 12.2%, to $191.6 million for the three months ended March 31, 2021, compared to $170.7 million for the three months ended March 31, 2020. The increase was primarily attributable to higher trading volumes in U.S. equities.

Other, net. Other, net increased $0.3 million to $1.2 million for the three months ended March 31, 2021, compared to $0.9 million for the three months ended March 31, 2020. The increase was primarily due to a $2.5 million gain on the minority investment in JNX (see Note 12 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on the JNX Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $56.4 million, or 7.2%, to $728.0 million for the three months ended March 31, 2021, compared to $784.5 million for the three months ended March 31, 2020. This decrease was primarily attributable to higher Brokerage, exchange, clearance fees and payments for order flow, net (described below) incurred by Market Making and higher Commissions, net and technology services earned by Execution Services, driven by higher trading volumes despite lower volatility during the three months ended March 31, 2021 compared to the prior period. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility decreased 72.4% and 78.1%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 33.5%. Adjusted Net Trading Income per day decreased $0.7 million, or 5.7%, to $11.9 million for the three months ended March 31, 2021, compared to $12.7 million for the three months ended March 31, 2020. The number of trading days was 61 days for the three months ended March 31, 2021 and 62 days for the three months ended March 31, 2020, respectively. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $11.6 million, or 2.2%, to $522.8 million for the three months ended March 31, 2021, compared to $534.4 million for the three months ended March 31, 2020. The decrease in operating expenses was primarily due to lower employee compensation and payroll taxes and interest and dividends expense, offset by an increase in Brokerage, exchange, clearance fees and payments for order flow, net compared to the same period in the prior year, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $85.5 million, or 49.2%, to $259.3 million for the three months ended March 31, 2021, compared to $173.8 million for the three months ended March 31, 2020. This increase was primarily attributable to increases in volumes from our broker-dealer clients eligible for payments for order flow, driven by higher participation of retail investors in the market during the quarter compared to the prior year. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $3.3 million, or 6.1%, to $51.7 million for the three months ended March 31, 2021, compared to $55.0 million for the three months ended March 31, 2020. This decrease was primarily attributable to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing services and subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $65.6 million, or 38.5%, to $104.8 million for the three months ended March 31, 2021, compared to $170.4 million for the three months ended March 31, 2020. The decrease in compensation levels was primarily attributable to higher incentive compensation in the first quarter of 2020, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability, as well as a result of one-time cash bonuses awarded to certain employees to mitigate the effects of the COVID-19 pandemic.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $9.2 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively.

Interest and dividends expense. Interest and dividends expense decreased $17.4 million, or 42.0%, to $24.0 million for the three months ended March 31, 2021, compared to $41.4 million for the three months ended March 31, 2020. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $1.5 million, or 5.4%, to $25.7 million for the three months ended March 31, 2021, compared to $27.1 million for the three months ended March 31, 2020. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 3.4%, to $16.8 million for the three months ended March 31, 2021, compared to $17.4 million for the three months ended March 31, 2020. This decrease was primarily attributable to certain assets being fully depreciated in 2020.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.9 million, or 4.6%, to $18.1 million for the three months ended March 31, 2021, compared to $19.0 million for the three months ended March 31, 2020. This decrease was primarily attributable to certain intangible assets being fully amortized in 2020.

Termination of office leases. Termination of office leases was $1.2 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. Expense from termination of office leases was due to the impairment of operating lease right-of-use assets for certain abandoned office space as part of the efforts to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $2.4 million, or 57.9%, to $1.8 million for the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020. The amount for the three months ended March 31, 2020 was primarily driven by the amortization of debt issue costs related to the addition of the Founder Member Loan Facility in March 2020, which expired as of September 20, 2020, as well as costs incurred related to Amendment No. 2 to the Credit Agreement (as defined below). See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were immaterial for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. These expenses were primarily incurred in prior years related to the ITG Acquisition and Acquisition of KCG, for which we incurred significant transaction advisory fees.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $6.2 million, or 24.1%, to $19.5 million for the three months ended March 31, 2021, compared to $25.7 million for the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in outstanding principal as a result of $288.5 million in prepayments made during the year ended December 31, 2020, in addition to lower interest rates, as discussed in Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $80.6 million for the three months ended March 31, 2021, compared to a provision for income taxes of $78.0 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

General

As of March 31, 2021, we had $899.0 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2021, we had borrowings under our prime brokerage credit facilities of approximately $204.4 million, borrowings under our broker dealer facilities of $178.0 million, short-term bank overdrafts of $65.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,666.7 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiary, as discussed in Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 "Tax Receivable Agreements" to the condensed consolidated financial statements included in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.9 million to $21.7 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, and our third payment of $13.3 million in March 2020. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. Virtu Americas LLC is a registered U.S. broker-dealer, and its primary regulators include the SEC and FINRA.

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

Our Canadian subsidiaries, Virtu ITG Canada Corp. and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the IIROC. VFIL and VIEL are regulated by the CBI as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VIEL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. VIUK is regulated by the FCA in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Singapore Pte Limited are also subject to local regulatory capital requirements and are regulated by the ASIC, the SFC, and the MAS, respectively.

See Note 19 "Regulatory Requirement" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2021, the outstanding principal balance on our broker-dealer facilities was $178.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $204.4 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On March 20, 2020, a broker-dealer subsidiary of the Company entered into a loan agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020, though no borrowings were made during such period, which is now expired. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock, as described below.

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock. If at any time during the term of the Founder Member Loan Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, and the Warrant may be exercised to purchase up to 3,000,000 shares of the Company's Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Credit Agreement provided (i) a senior secured first lien term loan (the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit sub-facility and a $5.0 million swing-line sub-facility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement.

On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any stepdown in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with stepdowns to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

In October 2019, we entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, we entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fix interest payment obligations on $1,000.0 million and $525.0 million of principal under the First Lien Term Loan Facility at rates of 4.4% and 4.3% through January 2025 and September 2024, respectively, based on the interest rates set forth in the Amended Credit Agreement.

We were in compliance with all applicable covenants under the Amended Credit Agreement as of March 31, 2021.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Net cash provided by (used in):	2021	2020
Operating activities	$133,890	$(218,661)
Investing activities	(25,642)	(20,011)
Financing activities	(89,744)	280,989
Effect of exchange rate changes on cash and cash equivalents	(3,676)	(10,396)
Net increase in cash and cash equivalents	$14,828	$31,921

Operating Activities

Net cash provided by operating activities was $133.9 million for the three months ended March 31, 2021, compared to net cash used in operating activities of $218.7 million for the three months ended March 31, 2020. The increase in net cash provided by operating activities was primarily attributable to increases in net receivables from broker-dealers and clearing organizations and net receivables from customers for the three months ended March 31, 2020 compared to the current period.

Investing Activities

Net cash used in investing activities was $25.6 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $20.0 million for the three months ended March 31, 2020. The increase in cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to a decrease in acquisition of property and equipment, partially offset by an increase in capitalized development costs.

Financing Activities

Net cash used in financing activities was $89.7 million for the three months ended March 31, 2021, while net cash provided by financing activities was $281.0 million for the three months ended March 31, 2020. The cash used in financing activities for the three months ended March 31, 2021 was primarily attributable to $159.2 million in distributions made to noncontrolling interests and $63.4 million in repurchases of Class A Common Stock and Virtu Financial Units under the share repurchase program (described below). The cash provided by financing activities of $281.0 million during the same period of 2020 primarily reflects net proceeds from short-term borrowings to increase available short-term liquidity during a period of heightened volatility at the onset of the COVID-19 pandemic.

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A Common Stock and Virtu Financial Units by December 31, 2021. The authorized amount was subsequently increased by $70 million on February 11, 2021, for a total authorization of $170 million. From the inception of the program through March 31, 2021, the Company repurchased approximately 3.7 million shares of Class A Common Stock and Virtu Financial Units for approximately $97.3 million. As of March 31, 2021, the Company has approximately of $72.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of March 31, 2021, and December 31, 2020, or on our results of operations and cash flows for the three months ended March 31, 2021 and 2020.

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

While our significant accounting policies are described in more detail in Note 2 "Summary of Significant Accounting Policies" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, our most critical accounting policies are discussed below. In applying such policies, we must use some amounts that are based upon our informed judgments and best estimates. Estimates, by their nature, are based upon judgments and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of management. We evaluate our assumptions and estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 9 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our condensed consolidated financial statements, see Note 2 "Summary of Significant Accounting Policies" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2021 and December 31, 2020 was $3.9 billion and $3.1 billion, respectively, in long positions and $3.0 billion and $2.9 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 19.4% and 20.7% of our total revenues for the three months ended March 31, 2021 and 2020, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $19.7 million and $20.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 14 "Commitments, Contingencies and Guarantees" to the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2020 Form 10-K.

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

Total share repurchases for the three months ended March 31, 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	1,066,591	$24.88	643,226	N/A

February 1, 2021 - February 28, 2021
Class A Common Stock / Virtu Financial Units repurchases	843,305	$28.14	655,000	N/A

March 1, 2021 - March 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	983,307	$29.78	979,183	N/A
Total Common Stock / Virtu Financial Unit repurchases	2,893,203	$27.5	2,277,409	$72,722,157
(1) Includes the repurchase of 615,794 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2021.

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A Common Stock and Virtu Financial Units by December 31, 2021. The Company's Board of Directors subsequently authorized the expansion of the Company's share repurchase program by $70.0 million on February 11, 2021, increasing the total authorized amount by $70.0 million to $170.0 million. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2021, the Company repurchased approximately 3.7 million shares of Class A Common Stock and Virtu Financial Units for approximately $97.3 million. As of March 31, 2021, the Company has approximately of $72.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-194473), filed with the SEC on March 10, 2014).
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

Virtu Financial, Inc.

DATE:	May 7, 2021	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 7, 2021	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer