Form 10-Q
period 2021-06-30
Virtu Financial, Inc.
filed 2021-08-04
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of August 4, 2021
Class A common stock, par value $0.00001 per share	117,386,677
Class C common stock, par value $0.00001 per share	9,791,375
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$848,111	$889,559
Cash restricted or segregated under regulations and other	67,144	117,446
Securities borrowed	1,535,297	1,425,016
Securities purchased under agreements to resell	54,555	22,866
Receivables from broker-dealers and clearing organizations	1,609,065	1,684,006
Trading assets, at fair value:
Financial instruments owned	2,715,188	2,369,192
Financial instruments owned and pledged	927,158	746,539
Receivables from customers	208,247	214,478
Property, equipment and capitalized software (net of accumulated depreciation of $454,875 and $455,961 as of June 30, 2021 and December 31, 2020, respectively)	107,955	113,590
Operating lease right-of-use assets	240,194	268,864
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $219,648 and $183,494 as of June 30, 2021 and December 31, 2020, respectively)	418,345	454,499
Deferred tax assets	180,356	193,070
Other assets ($81,055 and $68,316, at fair value, as of June 30, 2021 and December 31, 2020, respectively)	280,870	317,747
Total assets	$10,341,411	$9,965,798

Liabilities and equity
Liabilities
Short-term borrowings	$214,252	$64,686
Securities loaned	1,142,741	948,256
Securities sold under agreements to repurchase	490,879	461,235
Payables to broker-dealers and clearing organizations	776,586	876,446
Payables to customers	127,859	118,826
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	3,123,388	2,923,708
Tax receivable agreement obligations	254,660	271,165
Accounts payable, accrued expenses and other liabilities	399,074	491,818
Operating lease liabilities	286,335	315,340
Long-term borrowings	1,602,815	1,639,280
Total liabilities	8,418,589	8,110,760

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 127,725,595 and 125,627,277 shares, Outstanding — 118,475,086 and 122,012,180 shares at June 30, 2021 and December 31, 2020, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2021 and December 31, 2020, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,799,036 and 10,226,939 shares at June 30, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at June 30, 2021 and December 31, 2020, respectively	1	1
Treasury stock, at cost, 9,250,509 and 3,615,097 shares at June 30, 2021 and December 31, 2020, respectively	(253,587)	(88,923)
Additional paid-in capital	1,201,890	1,160,567
Retained earnings (accumulated deficit)	648,893	422,381
Accumulated other comprehensive income (loss)	(19,117)	(25,487)
Total Virtu Financial Inc. stockholders' equity	1,578,081	1,468,540

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2021	December 31, 2020
Noncontrolling interest	344,741	386,498
Total equity	1,922,822	1,855,038

Total liabilities and equity	$10,341,411	$9,965,798
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Trading income, net	$384,832	$743,996	$1,197,576	$1,546,461
Interest and dividends income	9,545	9,340	16,541	35,856
Commissions, net and technology services	143,115	147,736	334,764	318,481
Other, net	11,473	4,831	12,656	5,726
Total revenue	548,965	905,903	1,561,537	1,906,524

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	170,691	203,503	430,023	377,321
Communication and data processing	52,507	55,662	104,197	110,689
Employee compensation and payroll taxes	83,849	120,934	188,620	291,292
Interest and dividends expense	24,971	28,841	48,999	70,281
Operations and administrative	21,753	21,737	47,408	48,867
Depreciation and amortization	16,349	16,713	33,127	34,073
Amortization of purchased intangibles and acquired capitalized software	18,077	18,954	36,154	37,912
Termination of office leases	3,667	7	4,888	283
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,989	13,195	3,744	17,366
Transaction advisory fees and expenses	(3)	86	(17)	274
Financing interest expense on long-term borrowings	20,113	21,736	39,605	47,406
Total operating expenses	413,963	501,368	936,748	1,035,764
Income before income taxes and noncontrolling interest	135,002	404,535	624,789	870,760
Provision for income taxes	26,095	69,250	106,650	147,237
Net income	108,907	335,285	518,139	723,523
Noncontrolling interest	(45,997)	(136,143)	(215,824)	(303,312)

Net income available for common stockholders	$62,910	$199,142	$302,315	$420,211

Earnings per share
Basic	$0.51	$1.59	$2.43	$3.39
Diluted	$0.50	$1.58	$2.41	$3.38

Weighted average common shares outstanding
Basic	119,681,845	121,527,673	120,865,624	120,642,415
Diluted	121,181,392	122,238,905	122,279,261	121,013,689

Net income	$108,907	$335,285	$518,139	$723,523
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	66	6,444	(3,610)	(3,952)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(7,206)	(9,137)	14,700	(64,739)
Comprehensive income	101,767	332,592	529,229	654,832
Less: Comprehensive income attributable to noncontrolling interest	(42,929)	(135,018)	(220,545)	(273,541)
Comprehensive income attributable to common stockholders	$58,838	$197,574	$308,684	$381,291

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2021 and 2020

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	1,896,407	—	—	—	—	—	—	—	27,450	—	—	27,450	—	27,450
Treasury stock purchases	(615,794)	—	—	—	—	—	(2,277,409)	(63,359)	—	(16,059)	—	(79,418)	—	(79,418)
Stock options exercised	154,372	—	—	—	—	—	—	—	2,933	—	—	2,933	—	2,933
Net income	—	—	—	—	—	—	—	—	—	239,405	—	239,405	169,827	409,232
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,165)	(2,165)	(1,511)	(3,676)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	12,607	12,607	9,299	21,906
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(30,147)	—	(30,147)	(159,239)	(189,386)
Issuance of common stock in connection with employee exchanges	91,757	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(91,757)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	127,154,019	$1	10,135,182	$—	60,091,740	$1	(5,892,506)	$(152,282)	$1,190,950	$615,580	$(15,045)	$1,639,205	$404,874	$2,044,079
Share based compensation	32,916	—	—	—	—	—	—	—	7,444	—	—	7,444	—	7,444
Repurchase of Class C common stock	—	—	(45,622)	—	—	—	—	—	(1,323)	—	—	(1,323)	—	(1,323)
Treasury stock purchases	(5,489)	—	—	—	—	—	(3,358,003)	(101,305)	—	(114)	—	(101,419)	—	(101,419)
Stock options exercised	253,625	—	—	—	—	—	—	—	4,819	—	—	4,819	—	4,819
Net income	—	—	—	—	—	—	—	—	—	62,910	—	62,910	45,997	108,907
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	43	43	23	66
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(4,115)	(4,115)	(3,091)	(7,206)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(29,483)	—	(29,483)	(103,062)	(132,545)
Issuance of common stock in connection with employee exchanges	290,524	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(290,524)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	127,725,595	$1	9,799,036	$—	60,091,740	$1	(9,250,509)	$(253,587)	$1,201,890	$648,893	$(19,117)	$1,578,081	$344,741	$1,922,822

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Non-Controlling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	1,854,961	—	—	—	—	—	—	—	21,357	—	—	21,357	—	21,357
Treasury stock purchases	(642,869)	—	—	—	—	—	—	—	—	(9,801)	—	(9,801)	—	(9,801)
Stock options exercised	213,129	—	—	—	—	—	—	—	3,206	—	—	3,206	—	3,206
Warrants issued	—	—	—	—	—	—	—	—	11,486	—	—	11,486	—	11,486
Net income	—	—	—	—	—	—	—	—	—	221,069	—	221,069	167,169	388,238
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,884)	(5,884)	(4,512)	(10,396)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(31,468)	(31,468)	(24,134)	(55,602)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(29,602)	—	(29,602)	(19,165)	(48,767)
Issuance of common stock in connection with employee exchanges	724,327	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(724,327)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	122,585,460	$1	12,162,851	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,113,447	$91,292	$(37,999)	$1,111,737	$416,920	$1,528,657
Share based compensation	36,771	—	—	—	—	—	—	—	7,839	—	—	7,839	—	7,839
Treasury stock purchases	(8,727)	—	—	—	—	—	—	—	—	(360)	—	(360)	—	(360)
Stock options exercised	404,794	—	—	—	—	—	—	—	7,691	—	—	7,691	—	7,691
Net income	—	—	—	—	—	—	—	—	—	199,142	—	199,142	136,143	335,285
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,674	3,674	2,770	6,444
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(5,242)	(5,242)	(3,895)	(9,137)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(30,201)	—	(30,201)	(145,211)	(175,412)
Issuance of common stock in connection with employee exchanges	1,635,912	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,635,912)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	124,654,210	$1	10,526,939	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,128,977	$259,873	$(39,567)	$1,294,280	$406,727	$1,701,007

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$518,139	$723,523

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,127	34,073
Amortization of purchased intangibles and acquired capitalized software	36,154	37,912
Debt issue cost related to debt refinancing and prepayment	649	5,486
Amortization of debt issuance costs and deferred financing fees	3,547	14,650
Termination of office leases	4,888	283
Share-based compensation	25,330	37,012
Deferred taxes	12,714	18,827
Other	(9,013)	(1,153)
Changes in operating assets and liabilities:
Securities borrowed	(110,281)	492,986
Securities purchased under agreements to resell	(31,689)	(101,210)
Receivables from broker-dealers and clearing organizations	74,941	(1,122,699)
Trading assets, at fair value	(526,615)	124,097
Receivables from customers	6,231	(171,975)
Operating lease right-of-use assets	27,472	19,995
Other assets	47,750	10,175
Securities loaned	194,485	(395,985)
Securities sold under agreements to repurchase	29,644	(28,174)
Payables to broker-dealers and clearing organizations	(85,160)	308,723
Payables to customers	9,033	58,800
Trading liabilities, at fair value	199,680	255,889
Operating lease liabilities	(29,005)	(25,762)
Accounts payable, accrued expenses and other liabilities	(76,580)	203,804
Net cash provided by operating activities	355,441	499,277

Cash flows from investing activities
Development of capitalized software	(25,193)	(11,895)
Acquisition of property and equipment	(12,589)	(20,082)
Investment in joint ventures	(4,956)	(4,716)
Net cash used in investing activities	(42,738)	(36,693)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to non-controlling interest	(321,931)	(224,179)
Repurchase of Class C common stock	(1,323)	—
Purchase of treasury stock	(180,837)	(10,161)
Stock options exercised	7,752	10,898
Short-term borrowings, net	151,396	(49,312)
Repayment of long term borrowings	(36,737)	(188,556)
Tax receivable agreement obligations	(16,505)	(13,286)
Debt issuance costs	(2,658)	(9,301)
Net cash used in financing activities	(400,843)	(483,897)

Effect of exchange rate changes on cash and cash equivalents	(3,610)	(3,952)

Net decrease in cash and cash equivalents	(91,750)	(25,265)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,007,005	773,280
Cash, cash equivalents, and restricted or segregated cash, end of period	$915,255	$748,015

Supplementary disclosure of cash flow information
Cash paid for interest	$75,548	$98,750
Cash paid for taxes	103,083	36,451

	Six Months Ended June 30,
(in thousands)	2021	2020

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	8,680	7,488

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2021, VFI owned approximately 63.6% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company has completed two significant acquisitions over the past five years that have expanded and complemented Virtu Financial's original electronic trading and marking making business. On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the “ITG Acquisition”). ITG's business contributes to the Company's Execution Services segment.

Virtu Financial’s principal United States ("U.S.") subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre- and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited ("VFIL") and Virtu ITG Europe Limited ("VIEL"), each formed in Ireland; Virtu ITG UK Limited ("VIUK"), formed in the United Kingdom; Virtu ITG Canada Corp. and Virtu Financial Canada ULC, each formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

Effective for the quarter ended March 31, 2021, the Company changed the presentation of its Condensed Consolidated Statements of Changes in Equity and Condensed Consolidated Statements of Cash Flows. As a result, the Company combined $30.2 million of Dividends to stockholders and $145.2 million of Distribution from Virtu Financial to non-controlling interest, and $59.8 million of Dividends to stockholders and $164.4 million of Distribution from Virtu Financial to non-controlling interest into one line, Dividends to stockholders and distribution from Virtu Financial to non-controlling interest for the three and six months ended June 30, 2020, respectively. Dividends and distributions from Virtu Financial to non-controlling interest both represent cash payments by the Company to its equity owners which reduce Total equity.

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

Accounting Pronouncements, Not Yet Adopted as of June 30, 2021

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

3. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income before income taxes and noncontrolling interest	$135,002	$404,535	$624,789	$870,760
Provision for income taxes	26,095	69,250	106,650	147,237
Net income	108,907	335,285	518,139	723,523

Noncontrolling interest	(45,997)	(136,143)	(215,824)	(303,312)

Net income available for common stockholders	$62,910	$199,142	$302,315	$420,211
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2021	2020	2021	2020
Basic earnings (loss) per share:
Net income available for common stockholders	$62,910	$199,142	$302,315	$420,211
Less: Dividends and undistributed earnings allocated to participating securities	(1,801)	(5,506)	(8,113)	(10,793)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	61,109	193,636	294,202	409,418

Weighted average shares of common stock outstanding:
Class A	119,681,845	121,527,673	120,865,624	120,642,415

Basic earnings (loss) per share	$0.51	$1.59	$2.43	$3.39

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2021	2020	2021	2020
Diluted earnings (loss) per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$61,109	$193,636	$294,202	$409,418

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	119,681,845	121,527,673	120,865,624	120,642,415
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	1,499,547	711,232	1,413,637	371,274
	121,181,392	122,238,905	122,279,261	121,013,689

Diluted earnings (loss) per share	$0.50	$1.58	$2.41	$3.38

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

 The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, its third payment of $13.3 million in March 2020, and its fourth payment of $16.5 million in April 2021. Tax receivable payments are expected to range from approximately $0.9 million to $21.7 million per year over the next 15 years.

At June 30, 2021 and December 31, 2020, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $189.2 million and $199.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $254.7 million and $271.2 million, respectively. The amounts recorded as of June 30, 2021 and December 31, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2021 and December 31, 2020, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and six months ended June 30, 2021 and 2020.

The following table presents the details of goodwill by segment as of June 30, 2021 and December 31, 2020:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of June 30, 2021 and December 31, 2020, the Company's total amount of intangible assets recorded was $418.3 million and $454.5 million, respectively. Acquired intangible assets consisted of the following as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(118,221)	$368,379	10	to	12
Technology	136,000	(93,534)	42,466	1	to	6
Favorable occupancy leases	5,895	(3,235)	2,660	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,800)	800		3
ETF issuer relationships	950	(929)	21		9
ETF buyer relationships	950	(929)	21		9
	$637,993	$(219,648)	$418,345

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(94,299)	$392,301	10	to	12
Technology	136,000	(82,403)	53,597	1	to	6
Favorable occupancy leases	5,895	(2,839)	3,056	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,200)	1,400		3
ETF issuer relationships	950	(877)	73		9
ETF buyer relationships	950	(876)	74		9
	$637,993	$(183,494)	$454,499

Amortization expense relating to finite-lived intangible assets was approximately $18.1 million and $19.0 million for the three months ended June 30, 2021 and 2020, respectfully, and $36.2 million and $37.9 million for the six months ended June 30, 2021 and 2020, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the remaining current year and the next five subsequent years:

(in thousands)
Remainder of 2021	$33,523
2022	64,852
2023	63,960
2024	50,845
2025	47,879
2026	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Assets
Due from prime brokers	$484,538	$697,293
Deposits with clearing organizations	183,653	216,962
Net equity with futures commission merchants	228,633	248,943
Unsettled trades with clearing organizations	175,421	118,777
Securities failed to deliver	512,303	372,965
Commissions and fees	24,517	29,066
Total receivables from broker-dealers and clearing organizations	$1,609,065	$1,684,006

Liabilities
Due to prime brokers	$464,947	$410,772
Net equity with futures commission merchants	73,734	77,257
Unsettled trades with clearing organizations	20,190	228,070
Securities failed to receive	216,497	156,804
Commissions and fees	1,218	3,543
Total payables to broker-dealers and clearing organizations	$776,586	$876,446

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $201.8 million and $134.7 million as of June 30, 2021 and December 31, 2020, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2021 and December 31, 2020, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at June 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Securities received as collateral:
Securities borrowed	$1,480,370	$1,374,266
Securities purchased under agreements to resell	54,555	22,866
	$1,534,925	$1,397,132
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Equities	$919,440	$734,024
Exchange traded notes	7,718	12,515
	$927,158	$746,539

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	June 30, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$198,000	$(2,216)	$195,784
Short-term bank loans	18,468	—	18,468
	$216,468	$(2,216)	$214,252

	December 31, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$36,400	$(387)	$36,013
Short-term bank loans	28,673	—	28,673
	$65,073	$(387)	$64,686

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

On March 10, 2020, VAL entered into a short-term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the "Demand Loan") repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bore interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and payable. The Demand Loan was repaid in full as of April 17, 2020.

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

	At June 30, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$198,000	$(2,216)	$195,784
Committed facility	2.61%	600,000	—	—	—
		$1,000,000	$198,000	$(2,216)	$195,784

	At December 31, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$36,400	$(387)	$36,013
Committed facility	1.40%	600,000	—	—	—
		$1,000,000	$36,400	$(387)	$36,013

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Broker-dealer credit facilities:
Uncommitted facility	$625	$131	$1,250	$763
Committed facility	—	202	57	362
Demand Loan	—	94	—	211
	$625	$427	$1,307	$1,336

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2021, there was $18.5 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.3%. At December 31, 2020, there was $28.7 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.4%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At June 30, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.78%	$616,000	$201,791
		$616,000	$201,791

	At December 31, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.77%	$616,000	$134,664
		$616,000	$134,664

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $1.1 million and $1.3 million for the three months ended June 30, 2021 and 2020, and $2.1 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.09%	$1,599,774	$(4,174)	$(24,255)	$1,571,345
SBI bonds	January 2023	5.00%	31,500	—	(30)	31,470
			$1,631,274	$(4,174)	$(24,285)	$1,602,815

		At December 31, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.15%	$1,636,512	$(4,723)	$(26,367)	$1,605,422
SBI bonds	January 2023	5.00%	33,898	—	(40)	33,858
			$1,670,410	$(4,723)	$(26,407)	$1,639,280

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

Under the Amended Credit Agreement, the term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. As of June 30, 2021, $1,600 million was outstanding under the First Lien Term Loan Facility. The revolving commitments will terminate on March 1, 2022. There were no outstanding borrowings under the First Lien Revolving Facility as of June 30, 2021 or December 31, 2020.

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

In October 2019, the Company entered into a five-year $525 million floating-to-fixed interest rate swap agreement. The Company also entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in January 2020. As these two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in 2020, they effectively fix interest payment obligations on $525.0 million and $1,000 million of principal under the First Lien Term Loan Facility at rates of 4.3% and 4.4% through September 2024 and January 2025, respectively, based on the interest rates set forth in the Amended Credit Agreement. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations, and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($31.5 million) as of June 30, 2021 and ¥3.5 billion ($33.9 million) as of December 31, 2020. The Company recorded a gain of $0.1 million during both the three months ended June 30, 2021 and 2020, and a gain of $2.4 million and a loss of $0.2 million during the six months ended June 30, 2021 and 2020, respectively, due to changes in foreign currency rates.

As of June 30, 2021, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	June 30, 2021
Remainder of 2021	$—
2022	—
2023	31,500
2024	—
2025	—
Thereafter	1,599,774
Total principal of long-term borrowings	$1,631,274

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

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2021:

	June 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,297,155	$871,701	$—	$—	$2,168,856
U.S. and Non-U.S. government obligations	320,911	17,896	—	—	338,807
Corporate Bonds	—	182,694	—	—	182,694
Exchange traded notes	770	7,599	—	—	8,369
Currency forwards	—	305,525	—	(294,309)	11,216
Options	5,246	—	—	—	5,246
	$1,624,082	$1,385,415	$—	$(294,309)	$2,715,188

Financial instruments owned, pledged as collateral:
Equity securities	$669,552	$249,888	$—	$—	$919,440
Exchange traded notes	1,420	6,298	—	—	7,718
	$670,972	$256,186	$—	$—	$927,158

Other Assets
Equity investment	$—	$—	$78,313	$—	$78,313
Exchange stock	2,742	—	—	—	2,742
	$2,742	$—	$78,313	$—	$81,055

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,648,578	$874,853	$—	$—	$2,523,431
U.S. and Non-U.S. government obligations	291,003	6,942	—	—	297,945
Corporate Bonds	—	288,200	—	—	288,200
Exchange traded notes	1,096	824	—	—	1,920
Currency forwards	—	325,961	—	(318,500)	7,461
Options	4,431	—	—	—	4,431
	$1,945,108	$1,496,780	$—	$(318,500)	$3,123,388

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$47,248	$—	$—	$47,248

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2020:

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$761,484	$1,194,105	$—	$—	$1,955,589
U.S. and Non-U.S. government obligations	151,723	48,059	—	—	199,782
Corporate Bonds	—	135,518	—	—	135,518
Exchange traded notes	106	19,721	—	—	19,827
Currency forwards	—	341,360	—	(291,964)	49,396
Options	9,080	—	—	—	9,080
	$922,393	$1,738,763	$—	$(291,964)	$2,369,192
Financial instruments owned, pledged as collateral:
Equity securities	$496,943	$237,081	$—	$—	$734,024
Exchange traded notes	2	12,513	—	—	12,515
	$496,945	$249,594	$—	$—	$746,539
Other Assets
Equity investment	$—	$—	$66,030	$—	$66,030
Exchange stock	2,286	—	—	—	2,286
	$2,286	$—	$66,030	$—	$68,316

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,307,082	$1,137,968	$—	$—	$2,445,050
U.S. and Non-U.S. government obligations	83,173	19,984	—	—	103,157
Corporate Bonds	—	358,734	—	—	358,734
Exchange traded notes	—	7,431	—	—	7,431
Currency forwards	—	292,965	—	(292,870)	95
Options	9,241	—	—	—	9,241
	$1,399,496	$1,817,082	$—	$(292,870)	$2,923,708

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$63,513	$—	$—	$63,513

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of June 30, 2020 and 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	June 30, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$78,313	Discounted cash flow	Estimated revenue growth	3.0% - 5.0%	4.4%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.3x - 22.8x	16.3x

	December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$66,030	Discounted cash flow	Estimated revenue growth	(9.0)% - 39.0%	9.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.2x - 21.9x	13.8x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended June 30, 2021
(in thousands)	Balance at March 31, 2021	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2021	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2021
Assets
Other assets:
Equity investment	$66,192	$—	$12,121	$—	$—	$78,313	$12,121
Total	$66,192	$—	$12,121	$—	$—	$78,313	$12,121
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 8 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the SBI Investment.

	Three Months Ended June 30, 2020
(in thousands)	Balance at March 30, 2020	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2020
Assets
Other assets:
Equity investment	$46,668	$—	$4,931	$—	$—	$51,599	$4,931
Total	$46,668	$—	$4,931	$—	$—	$51,599	$4,931
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 8 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Six Months Ended June 30, 2021
(in thousands)	Balance at December 31, 2020	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2021	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2021
Assets
Other assets:
Equity investment	$66,030	$—	$12,283	$—	$—	$78,313	$12,283
Total	$66,030	$—	$12,283	$—	$—	$78,313	$12,283
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 8 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Six Months Ended June 30, 2020
(in thousands)	Balance at December 31, 2019	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2020	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2020
Assets
Other assets:
Equity investment	$46,245	$—	$5,354	$—	$—	$51,599	$5,354
Total	$46,245	$—	$5,354	$—	$—	$51,599	$5,354
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2021:

	June 30, 2021
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$848,111	$848,111	$848,111	$—	$—
Cash restricted or segregated under regulations and other	67,144	67,144	67,144	—	—
Securities borrowed	1,535,297	1,535,297	—	1,535,297	—
Securities purchased under agreements to resell	54,555	54,555	—	54,555	—
Receivables from broker-dealers and clearing organizations	1,609,065	1,609,065	(2,472)	1,611,537	—
Receivables from customers	208,247	208,247	—	208,247	—
Other assets (1)	16,549	16,549	—	16,549	—
Total Assets	$4,338,968	$4,338,968	$912,783	$3,426,185	$—

Liabilities
Short-term borrowings	$214,252	$216,468	$—	$216,468	$—
Long-term borrowings	1,602,815	1,627,275	—	1,627,275	—
Securities loaned	1,142,741	1,142,741	—	1,142,741	—
Securities sold under agreements to repurchase	490,879	490,879	—	490,879	—
Payables to broker-dealers and clearing organizations (2)	776,586	776,586	1,194,439	(417,853)	—
Payables to customers	127,859	127,859	—	127,859	—
Other liabilities (3)	7,241	7,241	—	7,241	—
Total Liabilities	$4,362,373	$4,389,049	$1,194,439	$3,194,610	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,535,297	$—	$1,535,297	$(1,480,370)	$(8,016)	$46,911
Securities purchased under agreements to resell	54,555	—	54,555	(54,555)	—	—
Trading assets, at fair value:
Currency forwards	305,525	(294,309)	11,216	—	—	11,216
Options	5,246	—	5,246	—	(4,431)	815
Total	$1,900,623	$(294,309)	$1,606,314	$(1,534,925)	$(12,447)	$58,942

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,142,741	$—	$1,142,741	$(1,122,133)	$(13,827)	$6,781
Securities sold under agreements to repurchase	490,879	—	490,879	(490,879)	—	—
Payable to broker-dealers and clearing organizations
Interest rate swaps	47,248	—	47,248	—	—	47,248
Trading liabilities, at fair value:
Currency forwards	325,961	(318,500)	7,461	—	—	7,461
Options	4,431	—	4,431	—	(4,431)	—
Total	$2,011,260	$(318,500)	$1,692,760	$(1,613,012)	$(18,258)	$61,490

	December 31, 2020
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,425,016	$—	$1,425,016	$(1,374,266)	$(9,686)	$41,064
Securities purchased under agreements to resell	22,866	—	22,866	(22,866)	—	—
Trading assets, at fair value:
Currency forwards	341,360	(291,964)	49,396	—	—	49,396
Options	9,080	—	9,080	—	(9,080)	—
Total	$1,798,322	$(291,964)	$1,506,358	$(1,397,132)	$(18,766)	$90,460

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$948,256	$—	$948,256	$(921,593)	$(17,800)	$8,863
Securities sold under agreements to repurchase	461,235	—	461,235	(461,235)	—	—
Interest rate swaps	63,513	—	63,513	—	(63,162)	351
Trading liabilities, at fair value:
Currency forwards	292,965	(292,870)	95	—	—	95
Options	9,241	—	9,241	—	(9,080)	161
Total	$1,775,210	$(292,870)	$1,482,340	$(1,382,828)	$(90,042)	$9,470
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	June 30, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$150,000	$50,000	$375,000
U.S. and Non-U.S. government obligations	115,879					115,879
Total	$115,879	$125,000	$50,000	$150,000	$50,000	$490,879

Securities loaned:
Equity securities	$1,142,741	$—	$—	$—	$—	$1,142,741
Total	$1,142,741	$—	$—	$—	$—	$1,142,741

	December 31, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$200,000	$—	$375,000
U.S. and Non-U.S. government obligations	86,235					86,235
Total	$86,235	$125,000	$50,000	$200,000	$—	$461,235

Securities loaned:
Equity securities	$948,256	$—	$—	$—	$—	$948,256
Total	$948,256	$—	$—	$—	$—	$948,256

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2021 and December 31, 2020:

(in thousands)		June 30, 2021		December 31, 2020
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$246	$1,657,964	$4,669	$2,208,899
Commodity futures	Receivables from broker-dealers and clearing organizations	(3,895)	5,121,215	173,889	6,237,389
Currency futures	Receivables from broker-dealers and clearing organizations	8,301	2,122,144	(11,736)	2,823,277
Fixed income futures	Receivables from broker-dealers and clearing organizations	(120)	53,490	42	102,476
Options	Financial instruments owned	5,246	837,330	9,080	746,723
Currency forwards	Financial instruments owned	305,525	25,289,763	341,360	30,596,681

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$324	$103,608	$31	$90,219
Commodity futures	Payables to broker-dealers and clearing organizations	(1,193,850)	1,797,457	(5,397)	27,287
Currency futures	Payables to broker-dealers and clearing organizations	1,851	2,819,392	3,598	2,269,898
Fixed income futures	Payables to broker-dealers and clearing organizations	(2)	4,080	—	1,566
Options	Financial instruments sold, not yet purchased	4,431	831,189	9,241	736,997
Currency forwards	Financial instruments sold, not yet purchased	325,961	25,299,981	292,965	30,572,490

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	47,248	1,525,000	63,513	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2021	2020	2021	2020
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$81,471	$35,603	$128,694	$23,702
Currency forwards	Trading income, net	(47,034)	(9,229)	62,355	192,579
Options	Trading income, net	4,825	25,039	53,561	26,300
Interest rate swap on term loan	Other, net	(923)	—	(1,396)	—
		$38,339	$51,413	$243,214	$242,581

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(8,485)	$(9,137)	$17,341	$(64,739)
		$(8,485)	$(9,137)	$17,341	$(64,739)
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and as such, the mark-to-market gains (losses) on the instruments were recorded within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income beginning in the first quarter of 2020.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of June 30, 2021, the Company held noncontrolling interests of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2021, the Company held approximately a 10% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of June 30, 2021, the Company held approximately a 14.1% noncontrolling interest in this JV.

The Company's four JVs meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the applicable JVs within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at June 30, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$24,964	$—	$24,964	$155,246

The following table presents the Company’s nonconsolidated VIEs at December 31, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,969	$—	$28,969	$175,547

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 14 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2020 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,087	$98,076	$—	$107,163
Workflow technology	—	25,850	—	25,850
Analytics	—	10,102	—	10,102
Total revenue from contracts with customers	9,087	134,028	—	143,115

Other sources of revenue	393,454	4,102	8,294	405,850

Total revenues	$402,541	$138,130	$8,294	$548,965

Timing of revenue recognition:
Services transferred at a point in time	$402,541	$119,821	$8,294	$530,656
Services transferred over time	—	18,309	—	18,309
Total revenues	$402,541	$138,130	$8,294	$548,965

	Three Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$(634)	$111,337	$—	$110,703
Workflow technology	—	26,589	—	26,589
Analytics	—	10,444	—	10,444
Total revenue from contracts with customers	(634)	148,370	—	147,736

Other sources of revenue	759,751	(294)	(1,290)	758,167

Total revenues	$759,117	$148,076	$(1,290)	$905,903

Timing of revenue recognition:
Services transferred at a point in time	$759,117	$129,360	$(1,290)	$887,187
Services transferred over time	—	18,716	—	18,716
Total revenues	$759,117	$148,076	$(1,290)	$905,903

	Six Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$23,217	$238,524	$—	$261,741
Workflow technology	—	52,424	—	52,424
Analytics	—	20,599	—	20,599
Total revenue from contracts with customers	23,217	311,547	—	334,764

Other sources of revenue	1,203,048	15,822	7,903	1,226,773

Total revenues	$1,226,265	$327,369	$7,903	$1,561,537

Timing of revenue recognition:
Services transferred at a point in time	$1,226,265	$290,359	$7,903	$1,524,527
Services transferred over time	—	37,010	—	37,010
Total revenues	$1,226,265	$327,369	$7,903	$1,561,537

	Six Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$136	$242,363	$—	$242,499
Workflow technology	—	55,332	—	55,332
Analytics	—	20,650		20,650
Total revenue from contracts with customers	136	318,345	—	318,481

Other sources of revenue	1,589,567	(404)	(1,120)	1,588,043

Total revenues	$1,589,703	$317,941	$(1,120)	$1,906,524

Timing of revenue recognition:
Services transferred at a point in time	$1,589,703	$280,665	$(1,120)	$1,869,248
Services transferred over time	—	37,276	—	37,276
Total revenues	$1,589,703	$317,941	$(1,120)	$1,906,524

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2021 and 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

The Company recognized $0.6 million and $0.7 million of revenue related to performance obligations satisfied in previous period for the three months ended June 30, 2021 and 2020, respectively.

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

Receivables related to revenues from contracts with customers amounted to $50.6 million and $57.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2021.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $12.7 million and $9.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company recognized revenue of $7.2 million and $7.6 million for the three months ended June 30, 2021 and 2020 respectively, and $15.2 million and $15.1 million during the six months ended June 30, 2021 and 2020, respectively that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2021 and 2020, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes and effective tax rates were $26.1 million, 19.3%, and $69.3 million, 17.1% for the three months ended June 30, 2021 and 2020, respectively, and $106.7 million, 17.1% and $147.2 million, 16.9% for the six months ended June 30, 2021 and 2020, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020 are current income tax receivables of $43.0 million and $83.1 million, respectively. The balances at June 30, 2021 and December 31, 2020 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020 are current tax liabilities of $17.6 million and $37.9 million, respectively. The balances at June 30, 2021 and December 31, 2020 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At June 30, 2021 and December 31, 2020, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At June 30, 2021 and December 31, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at June 30, 2021 and December 31, 2020 of $74.0 million and $75.1 million, respectively, and recorded a related deferred tax asset of $14.9 million and $15.2 million, respectively. A valuation allowance of $14.8 million and $15.1 million was recorded against this deferred tax asset at June 30, 2021 and December 31, 2020, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at June 30, 2021 and December 31, 2020 of $239.3 million and $239.0 million, respectively, and recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at June 30, 2021 and December 31, 2020 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2021 and December 31, 2020 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2021, the Company’s tax years for 2015 through 2019 and 2017 through 2019 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2019. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $8.4 million of unrecognized tax benefits as of June 30, 2021, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2021.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$240,194	$268,864
Operating lease liabilities	Operating lease liabilities	286,335	315,340

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	17,415	36,093
Accumulated depreciation	Property, equipment, and capitalized software, net	(9,442)	(24,585)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	8,116	11,687

Weighted average remaining lease term and discount rate are as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	6.65 years	6.9 years
Finance leases	1.73 years	2.0 years
Weighted average discount rate
Operating leases	5.66%	5.67%
Finance leases	2.56%	3.13%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost:
Fixed	$18,676	$18,452	$37,776	$36,812
Variable	1,766	2,086	3,231	4,221
Impairment of ROU Asset	—	—	1,198	—
Total Operating lease cost	$20,442	$20,538	$42,205	$41,033

Sublease income	4,425	4,118	8,868	7,595

Finance lease cost:
Amortization of ROU Asset	$1,431	$2,983	$3,564	$6,170
Interest on lease liabilities	59	112	133	241
Total Finance lease cost	$1,490	$3,095	$3,697	$6,411

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2021, are as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$50,494	$2,924
2022	68,624	4,073
2023	65,270	1,450
2024	35,717	2
2025	27,952	—
2026 and thereafter	111,444	—
Total lease payments	$359,501	$8,449
Less imputed interest	(73,166)	(333)
Total lease liability	$286,335	$8,116

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$848,111	$889,559
Cash restricted or segregated under regulations and other	67,144	117,446
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$915,255	$1,007,005

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 82.4% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock. The Company holds approximately a 63.6% interest in Virtu Financial at June 30, 2021.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2021 and December 31, 2020, there were 4,831,810 and 5,259,713 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 427,903 and 2,360,239 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2021 and 2020, respectively.

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

Share Repurchase Program

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2021, the Company repurchased approximately 7.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $198.6 million. As of June 30, 2021, the Company has approximately of $271.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the six months ended June 30, 2021 and 2020, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 382,281 and 2,360,239 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(20,837)	$(7,872)	$3,757	$(24,952)
Foreign exchange translation adjustment	5,792	43	—	5,835
Total	$(15,045)	$(7,829)	$3,757	$(19,117)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2021, the Company expects approximately $15.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Three Months Ended June 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$(31,468)	$(8,823)	$3,581	$(36,710)
Foreign exchange translation adjustment	(6,531)	3,674	—	(2,857)
Total	$(37,999)	$(5,149)	$3,581	$(39,567)

	Six Months Ended June 30, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(33,444)	$1,424	$7,068	$(24,952)
Foreign exchange translation adjustment	7,957	(2,122)	—	5,835
Total	$(25,487)	$(698)	$7,068	$(19,117)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of June 30, 2021, the Company expects approximately $15.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Six Months Ended June 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$—	$(40,608)	$3,898	$(36,710)
Foreign exchange translation adjustment	(647)	(2,210)	—	(2,857)
Total	$(647)	$(42,818)	$3,898	$(39,567)
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

The following table summarizes activity related to stock options for the six months ended June 30, 2021 and 2020:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2019	3,233,779	$18.74	5.24	3,233,779	$18.74
Granted	—	—	—	—	—
Exercised	(617,923)	17.64	—	(617,923)	17.64
Forfeited or expired	—	—	—	—	—
At June 30, 2020	2,615,856	$19.00	4.74	2,615,856	$19.00

At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(407,997)	19.00	—	(407,997)	19.00
Forfeited or expired	—	—	—	—	—
At June 30, 2021	1,916,155	$19.00	3.74	1,916,155	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the six months ended June 30, 2021 and 2020, respectively, there were 633,938 and 852,599 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $6.5 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectively, and $11.5 million and $25.8 million for the six months ended June 30, 2021 and 2020, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the six months ended June 30, 2021 and 2020:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2019	2,993,489	$24.10
Granted	3,039,940	16.76
Forfeited	(164,476)	18.59
Vested	(1,889,862)	20.57
At June 30, 2020	3,979,091	$20.39

At December 31, 2020	3,393,084	$21.35
Granted (1)	2,106,795	27.35
Forfeited	(112,060)	22.63
Vested	(1,929,323)	23.27
At June 30, 2021	3,458,496	$23.89
(1) Excluded in the number of RSUs and RSAs are 200,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $6.1 million and $7.8 million for the three months ended June 30, 2021 and 2020 and $13.9 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively, of compensation expense in relation to RSUs. As of June 30, 2021 and December 31, 2020, total unrecognized share-based compensation expense related to unvested RSUs was $55.0 million and $37.1 million, respectively, and this amount is to be recognized over a weighted average period of 1.2 years and 1.0 year, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals may also be directed to notional investments in certain of the employee investment opportunities. No amounts have been recognized as compensation cost under the DCP as of June 30, 2021.
19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2021. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of June 30, 2021 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$524,404	$2,415	$521,989

As of June 30, 2021, VAL had $57.4 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of June 30, 2021 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$14,360	$202	$14,158
Virtu Financial Canada ULC	204	202	2
Ireland
Virtu ITG Europe Limited	79,941	33,419	46,522
Virtu Financial Ireland Limited (1)	111,837	59,446	52,391
United Kingdom
Virtu ITG UK Limited	1,119	866	253
Asia Pacific
Virtu ITG Australia Limited	29,612	10,036	19,576
Virtu ITG Hong Kong Limited	4,062	540	3,522
Virtu ITG Singapore Pte Limited	837	74	763
(1) Preliminary
As of June 30, 2021, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.3 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
United States	$429,588	$767,707	$1,245,641	$1,560,733
Ireland	66,106	64,554	187,475	172,464
Singapore	29,420	46,818	72,268	113,862
Canada	12,938	15,107	29,968	32,064
Australia	9,218	10,200	21,885	22,078
United Kingdom	560	504	1,745	2,980
Others	1,135	1,013	2,555	2,343
Total revenues	$548,965	$905,903	$1,561,537	$1,906,524

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker-dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, Electronic Communications Networks ("ECNs") and ATSs. The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc.

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company's ATSs, including Virtu MatchIt, and POSIT. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation. The segment also includes the results of the Company's capital markets business, in which the Company act as an agent for issuers in connection with at-the-market offerings and buyback programs.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2021 and 2020 and are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2021:
Total revenue	$402,541	$138,130	$8,294	$548,965
Income before income taxes and noncontrolling interest	124,571	4,058	6,373	135,002

2020:
Total revenue	759,117	148,076	(1,290)	905,903
Income (loss) before income taxes and noncontrolling interest	397,596	16,454	(9,515)	404,535

The Company's Pre-tax earnings by segment for the six months ended June 30, 2021 and 2020 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2021
Total revenue	$1,226,265	$327,369	$7,903	$1,561,537
Income (loss) before income taxes and noncontrolling interest	577,848	44,409	2,532	624,789

2020
Total revenue	1,589,703	317,941	(1,120)	1,906,524
Income (loss) before income taxes and noncontrolling interest	849,142	35,850	(14,232)	870,760

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2021, and December 31, 2020 the Company had net receivables from its affiliates of $2.4 million and $2.3 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.4 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively, and $6.3 million and $9.7 million for the six months ended June 30, 2021 and 2020, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 11 "Variable Interest Entities") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $4.7 million both for the three months ended June 30, 2021 and 2020, and $9.3 million and $9.4 million for the six months ended June 30, 2021 and 2020, respectively, to these JVs.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.3 million for both the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively, to Level 3 for these services.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. Payments for the three and six months ended June 30, 2021 were immaterial. The Company made payments of $0.2 million for the three and six months ended June 30, 2020.

22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On August 4, 2021, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on September 15, 2021 to holders of record as of September 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2021 and 2020 and should be read in conjunction with the consolidated financial statements of Virtu Financial, Inc. (the “Company”) for the period ended June 30, 2021, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2020, which are included in Items 8 and 7, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “2020 Form 10-K”), could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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

Execution Services

We offer client execution services and trading venues that provide transparent trading in global equities, ETFs, fixed income, currencies, and commodities to institutions, banks and broker-dealers. We generally earn commissions when transacting as an agent for our clients. Client-based, execution-only trading within this segment is done through a variety of access points including: (a) algorithmic trading and order routing; (b) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (c) matching of client conditional orders in POSIT Alert and in our ATSs, including Virtu MatchIt and POSIT. We also earn revenues (a) by providing our proprietary technology and infrastructure to select third parties for a service fee, (b) through workflow technology and our integrated, broker-neutral trading tools delivered across the globe, including order and execution management systems and order management software applications and network connectivity and (c) through trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation. The segment also includes the results of our capital markets business, in which we act as an agent for issuers in connection with at-the-market offerings and buyback programs.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2021, options to purchase 1,628,750 shares in the aggregate were forfeited and 5,683,095 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2021 in the amount of $111.2 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2021 in the amount of $171.0 million and tax receivable agreement obligation in the amount of $254.7 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as non-controlling interest on our Condensed Consolidated Statements of Financial Condition as of June 30, 2021; and (iv) provision for corporate income tax in the amount of $17.4 million and $79.8 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2021	2020	2021	2020
Total revenue	$402,541	$759,117	$1,226,265	$1,589,703
Total operating expenses	277,970	361,521	648,417	740,561
Income before income taxes and noncontrolling interest	124,571	397,596	577,848	849,142
Execution Services
Total revenue	138,130	148,076	327,369	317,941
Total operating expenses	134,072	131,622	282,960	282,091
Income before income taxes and noncontrolling interest	4,058	16,454	44,409	35,850
Corporate
Total revenue	8,294	(1,290)	7,903	(1,120)
Total operating expenses	1,921	8,225	5,371	13,112
Income before income taxes and noncontrolling interest	6,373	(9,515)	2,532	(14,232)
Consolidated
Total revenue	548,965	905,903	1,561,537	1,906,524
Total operating expenses	413,963	501,368	936,748	1,035,764
Income before income taxes and noncontrolling interest	$135,002	$404,535	$624,789	$870,760

The following table shows our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Trading income, net	$384,832	$743,996	$1,197,576	$1,546,461
Interest and dividends income	9,545	9,340	16,541	35,856
Commissions, net and technology services	143,115	147,736	334,764	318,481
Other, net	11,473	4,831	12,656	5,726
Total revenue	548,965	905,903	1,561,537	1,906,524

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	170,691	203,503	430,023	377,321
Communication and data processing	52,507	55,662	104,197	110,689
Employee compensation and payroll taxes	83,849	120,934	188,620	291,292
Interest and dividends expense	24,971	28,841	48,999	70,281
Operations and administrative	21,753	21,737	47,408	48,867
Depreciation and amortization	16,349	16,713	33,127	34,073
Amortization of purchased intangibles and acquired capitalized software	18,077	18,954	36,154	37,912
Termination of office leases	3,667	7	4,888	283
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,989	13,195	3,744	17,366
Transaction advisory fees and expenses	(3)	86	(17)	274
Financing interest expense on long-term borrowings	20,113	21,736	39,605	47,406
Total operating expenses	413,963	501,368	936,748	1,035,764
Income before income taxes and noncontrolling interest	135,002	404,535	624,789	870,760
Provision for income taxes	26,095	69,250	106,650	147,237
Net income	$108,907	$335,285	$518,139	$723,523

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges, primarily in the following two categories: (i) Global Equities and (ii) Global FICC, Options and Other. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid-ask spreads, while hedging risks. Trading income, net, accounted for 77% and 81% of our total revenues for the six months ended June 30, 2021 and 2020, respectively.

Interest and dividends income. Our market making activities require us to hold securities on a regular basis, and we generate revenues in the form of interest and dividends income from these securities. Interest is also earned on securities borrowed from other market participants pursuant to collateralized financing arrangements and on cash held by brokers. Dividend income arises from holding market making positions over dates on which dividends are paid to shareholders of record.

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
•“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying an effective tax rate, which was approximately 24%.
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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$384,832	$743,996	$1,197,576	$1,546,461
Interest and dividends income	9,545	9,340	16,541	35,856
Commissions, net and technology services	143,115	147,736	334,764	318,481
Brokerage, exchange, clearance fees and payments for order flow, net	(170,691)	(203,503)	(430,023)	(377,321)
Interest and dividends expense	(24,971)	(28,841)	(48,999)	(70,281)
Adjusted Net Trading Income	$341,830	$668,728	$1,069,859	$1,453,196

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$108,907	$335,285	$518,139	$723,523
Financing interest expense on long-term borrowings	20,113	21,736	39,605	47,406
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,989	13,195	3,744	17,366
Depreciation and amortization	16,349	16,713	33,127	34,073
Amortization of purchased intangibles and acquired capitalized software	18,077	18,954	36,154	37,912
Provision for income taxes	26,095	69,250	106,650	147,237
EBITDA	$191,530	$475,133	$737,419	$1,007,517
Severance	1,020	(38)	3,039	4,161
Transaction advisory fees and expenses	(3)	86	(17)	274
Termination of office leases	3,667	7	4,888	283
Other	(11,434)	(5,935)	(8,603)	980
Share based compensation	12,552	16,505	25,330	42,249
Adjusted EBITDA	$197,332	$485,758	$762,056	$1,055,464

Selected Operating Margins
Net Income Margin (1)	31.9%	50.1%	48.4%	49.8%
EBITDA Margin (2)	56.0%	71.1%	68.9%	69.3%
Adjusted EBITDA Margin (3)	57.7%	72.6%	71.2%	72.6%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$108,907	$335,285	$518,139	$723,523
Provision for income taxes	26,095	69,250	106,650	147,237
Income (loss) before income taxes	135,002	404,535	624,789	870,760

Amortization of purchased intangibles and acquired capitalized software	18,077	18,954	36,154	37,912
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,989	13,195	3,744	17,366
Severance	1,020	(38)	3,039	4,161
Transaction advisory fees and expenses	(3)	86	(17)	274
Termination of office leases	3,667	7	4,888	283
Other	(11,434)	(5,935)	(8,603)	980
Share based compensation	12,552	16,505	25,330	42,249
Normalized Adjusted Net Income before income taxes	160,870	447,309	689,324	973,985
Normalized provision for income taxes (1)	38,609	107,354	165,438	233,757
Normalized Adjusted Net Income	$122,261	$339,955	$523,886	$740,228

Weighted Average Adjusted shares outstanding (2)	194,770,445	197,050,236	195,861,065	196,049,119

Normalized Adjusted EPS	$0.63	$1.73	$2.67	$3.78

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2021 and 2020.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and six months ended June 30, 2021 and 2020 as well as warrants issued in connection with the Founder Member Loan during the three and six months ended June 30, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$380,644	$4,188	$—	$384,832
Commissions, net and technology services	9,087	134,028	—	143,115
Interest and dividends income	9,569	(24)	—	9,545
Brokerage, exchange, clearance fees and payments for order flow, net	(144,784)	(25,907)	—	(170,691)
Interest and dividends expense	(22,442)	(2,529)	—	(24,971)
Adjusted Net Trading Income	$232,074	$109,756	$—	$341,830

	Three Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$744,685	$(689)	$—	$743,996
Commissions, net and technology services	(634)	148,370	—	147,736
Interest and dividends income	9,020	320	—	9,340
Brokerage, exchange, clearance fees and payments for order flow, net	(172,872)	(30,631)	—	(203,503)
Interest and dividends expense	(28,085)	(756)	—	(28,841)
Adjusted Net Trading Income	$552,114	$116,614	$—	$668,728

	Six Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,181,926	$15,650	$—	$1,197,576
Commissions, net and technology services	23,217	311,547	—	334,764
Interest and dividends income	16,469	72	—	16,541
Brokerage, exchange, clearance fees and payments for order flow, net	(367,978)	(62,045)	—	(430,023)
Interest and dividends expense	(46,436)	(2,563)	—	(48,999)
Adjusted Net Trading Income	$807,198	$262,661	$—	$1,069,859

	Six Months Ended June 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,547,347	$(886)	$—	$1,546,461
Commissions, net and technology services	136	318,345	—	318,481
Interest and dividends income	35,453	403	—	35,856
Brokerage, exchange, clearance fees and payments for order flow, net	(309,476)	(67,845)	—	(377,321)
Interest and dividends expense	(69,071)	(1,210)	—	(70,281)
Adjusted Net Trading Income	$1,204,389	$248,807	$—	$1,453,196

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$232,074	$552,114	(58.0)%
Execution Services	109,756	116,614	(5.9)%
Adjusted Net Trading Income	$341,830	$668,728	(48.9)%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$3,684	$8,764	(58.0)%
Execution Services	1,742	1,851	(5.9)%
Average Daily Adjusted Net Trading Income	$5,426	$10,615	(48.9)%

	Six Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$807,198	$1,204,389	(33.0)%
Execution Services	262,661	248,807	5.6%
Adjusted Net Trading Income	$1,069,859	$1,453,196	(26.4)%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$6,510	$9,635	(32.4)%
Execution Services	2,118	1,990	6.4%
Average Daily Adjusted Net Trading Income	$8,628	$11,625	(25.8)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total Revenues

Our total revenues decreased $356.9 million, or 39.4%, to $549.0 million for the three months ended June 30, 2021, compared to $905.9 million for the three months ended June 30, 2020. The decrease was primarily driven by a decrease of $359.2 million in Trading income, net, which was primarily driven by lower market volatility and trading volumes across global markets and major asset categories during the three months ended June 30, 2021 compared to the same period in 2020, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of the COVID-19 pandemic and the governmental and other responses thereto.

The following table shows total revenues by segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
(in thousands, except for percentage)	2021	2020	% Change
Market Making
Trading income, net	$380,644	$744,685	(48.9)%
Interest and dividends income	9,569	9,020	6.1%
Commissions, net and technology services	9,087	(634)	NM
Other, net	3,241	6,046	(46.4)%
Total revenues from Market Making	$402,541	$759,117	(47.0)%

Execution Services
Trading income, net	$4,188	$(689)	NM
Interest and dividends income	(24)	320	NM
Commissions, net and technology services	134,028	148,370	(9.7)%
Other, net	(62)	75	NM
Total revenues from Execution Services	$138,130	$148,076	(6.7)%

Corporate
Other, net	$8,294	$(1,290)	NM
Total revenues from Corporate	$8,294	$(1,290)	NM

Consolidated
Trading income, net	$384,832	$743,996	(48.3)%
Interest and dividends income	9,545	9,340	2.2%
Commissions, net and technology services	143,115	147,736	(3.1)%
Other, net	11,473	4,831	137.5
Total revenues	$548,965	$905,903	(39.4)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $359.2 million, or 48.3%, to $384.8 million for the three months ended June 30, 2021, compared to $744.0 million for the three months ended June 30, 2020. The decrease was primarily driven by the lower market volatility and trading volumes across global markets and major asset categories during the three months ended June 30, 2021 compared to the same period in 2020, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of the COVID-19 and the governmental and other responses thereto. Average daily realized volatility of the S&P 500 Index decreased 64.8% during the period as compared to the prior period, while average daily U.S. equity consolidated volumes decreased 14.5%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $0.2 million, or 2.2%, to $9.5 million for the three months ended June 30, 2021, compared to $9.3 million for the three months ended June 30, 2020. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities borrowing transactions driven by a slight increase in balances compared to the same period in 2020. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $4.6 million, or 3.1%, to $143.1 million for the three months ended June 30, 2021, compared to $147.7 million for the three months ended June 30, 2020. The decrease was primarily attributable to lower market volatility and trading volumes.

Other, net. Other, net increased $6.6 million, or 137.5%, to $11.5 million for the three months ended June 30, 2021, compared to $4.8 million for the three months ended June 30, 2020. The increase was primarily due to a $12.2 million unrealized gain recorded on the minority investment in Japannext Co., Ltd. (see Note 9 "Financial Assets and Liabilities" of Part I Item I "Financial Statements" of this Quarterly Report on Form 10-Q for details on the JNX Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $326.9 million, or 48.9%, to $341.8 million for the three months ended June 30, 2021, compared to $668.7 million for the three months ended June 30, 2020. This decrease was primarily attributable to lower Trading income, net in the Market Making segment driven by lower market volatility and trading volumes across major asset categories during the three months ended June 30, 2021 compared to the same period in 2020. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility decreased 64.8% and 46.4%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes decreased 14.5%. Adjusted Net Trading Income per day decreased $5.2 million, or 48.9%, to $5.4 million for the three months ended June 30, 2021, compared to $10.6 million for the three months ended June 30, 2020. There were 63 trading days for both the three months ended June 30, 2021 and 2020. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $87.4 million, or 17.4%, to $414.0 million for the three months ended June 30, 2021, compared to $501.4 million for the three months ended June 30, 2020. The decrease in operating expenses is primarily due to a decrease in brokerage, exchange, clearance fees and payments for order flow, net and employee compensation and payroll taxes and other operating expenses described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $32.8 million, or 16.1%, to $170.7 million for the three months ended June 30, 2021, compared to $203.5 million for the three months ended June 30, 2020. This decrease was primarily attributable to the decrease in market volatility and trading volumes during the three months ended June 30, 2021 compared to the same period in 2020. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $3.2 million, or 5.7%, to $52.5 million for the three months ended June 30, 2021, compared to $55.7 million for the three months ended June 30, 2020. This decrease was primarily due to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $37.1 million, or 30.7%, to $83.8 million for the three months ended June 30, 2021, compared to $120.9 million for the three months ended June 30, 2020. The decrease in compensation levels was primarily attributable to a reduction in accrued incentive compensation in the second quarter, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.9 million and $11.7 million for the three months ended June 30, 2021, and 2020, respectively.

Interest and dividends expense. Interest and dividends expense decreased $3.9 million, or 13.4%, to $25.0 million for the three months ended June 30, 2021, compared to $28.8 million for the three months ended June 30, 2020. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions, as well as a reduction in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense remained consistent at $21.8 million for the three months ended June 30, 2021, compared to $21.7 million for the three months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 2.2%, to $16.3 million for the three months ended June 30, 2021, compared to $16.7 million for the three months ended June 30, 2020. This decrease was primarily attributable to certain assets being fully depreciated partially offset by an increase in capital expenditures on telecommunication, networking and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.9 million, or 4.6%, to $18.1 million for the three months ended June 30, 2021, compared to $19.0 million for the three months ended June 30, 2020. This decrease was due to certain technology intangible assets acquired in connection with the KCG Acquisition being fully amortized.

Termination of office leases. Termination of office leases was $3.7 million for the three months ended June 30, 2021 due to the impairment of leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the Acquisition of KCG and the ITG Acquisition. There were minimal expenses incurred on termination of office leases for the three months ended June 30, 2020.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $11.2 million, or 84.9%, to $2.0 million for the three months ended June 30, 2021, compared to $13.2 million for the three months ended June 30, 2020. The decrease was primarily driven by the prepayment of $188.5 million made during the second quarter of 2020.

Transaction advisory fees and expenses. There was minimal expense incurred related to transaction advisory fees and expenses during the three months ended June 30, 2021, compared to $0.1 million during the three months ended June 30, 2020. These expenses were primarily incurred in prior years related to the ITG Acquisition and Acquisition of KCG, for which we incurred significant transaction advisory fees.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings decreased $1.6 million, or 7.5%, to $20.1 million for the three months ended June 30, 2021, compared to $21.7 million for the three months ended June 30, 2020. This decrease was primarily attributable to the decrease in outstanding principal as a result of the prepayment on the First Lien Term Loan Facility in the second and third quarters of 2020.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $26.1 million for the three months ended June 30, 2021, compared to $69.3 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total Revenues

Our total revenues decreased $345.0 million, or 18.1%, to $1,561.5 million for the six months ended June 30, 2021, compared to $1,906.5 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease of $348.9 million in Trading income, net, which was primarily driven by lower market volatility during the six months ended June 30, 2021 compared to the prior period.

The following table shows the total revenues by segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(in thousands, except for percentage)	2021	2020	% Change
Market Making
Trading income, net	$1,181,926	$1,547,347	(23.6)%
Interest and dividends income	16,469	35,453	(53.5)%
Commissions, net and technology services	23,217	136	NM
Other, net	4,653	6,767	(31.2)%
Total revenues from Market Making	$1,226,265	$1,589,703	(22.9)%

Execution Services
Trading income, net	$15,650	$(886)	NM
Interest and dividends income	72	403	(82.1)%
Commissions, net and technology services	311,547	318,345	(2.1)%
Other, net	100	79	27%
Total revenues from Execution Services	$327,369	$317,941	3.0%

Corporate
Other, net	$7,903	$(1,120)	NM
Total revenues from Corporate	$7,903	$(1,120)	NM

Consolidated
Trading income, net	$1,197,576	$1,546,461	(22.6)%
Interest and dividends income	16,541	35,856	(53.9)%
Commissions, net and technology services	334,764	318,481	5.1%
Other, net	12,656	5,726	121.0%
Total revenues	$1,561,537	$1,906,524	(18.1)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $348.9 million, or 22.6%, to $1,197.6 million for the six months ended June 30, 2021, compared to $1,546.5 million for the six months ended June 30, 2020. The decrease was primarily driven by lower market volatility during the six months ended June 30, 2021 compared to the same period of 2020, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of the COVID-19 and the governmental and other responses thereto. Average daily realized volatility of the S&P 500 Index decreased 69.7% compared to the prior period, and the average daily realized volatility of the CVIX decreased 70.4% compared to prior period. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $19.3 million, or 53.9%, to $16.5 million for the six months ended June 30, 2021, compared to $35.9 million for the six months ended June 30, 2020. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions driven by lower interest rates compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $16.3 million, or 5.1%, to $334.8 million for the six months ended June 30, 2021, compared to $318.5 million for the six months ended June 30, 2020. The increase was primarily attributable to higher trading volumes in U.S. equities. Average daily U.S. equities consolidated volumes increased 8.1% compared to prior period. As indicated above, rather than analyzing commissions, net and technology services in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $6.9 million to $12.7 million for the six months ended June 30, 2021, compared to $5.7 million for the six months ended June 30, 2020. The increase was primarily due to a $12.2 million unrealized gain recorded on the minority investment in JNX (see Note 9 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on the JNX Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $383.3 million, or 26.4%, to $1,069.9 million for the six months ended June 30, 2021, compared to $1,453.2 million for the six months ended June 30, 2020. This decrease was primarily attributable to higher Brokerage, exchange, clearance fees and payments for order flow, net (described below) incurred by Market Making and higher Commissions, net and technology services earned, driven by higher trading volumes despite lower volatility during the six months ended June 30, 2021 compared to the prior period. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility decreased 69.7% and 70.4%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 8.1%. Adjusted Net Trading Income per day decreased $3.0 million, or 25.8%, to $8.6 million for the six months ended June 30, 2021, compared to $11.6 million for the six months ended June 30, 2020. The number of trading days was 124 days for the six months ended June 30, 2021 and 125 days for the six months ended June 30, 2020. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $99.0 million, or 9.6%, to $936.7 million for the six months ended June 30, 2021, compared to $1,035.8 million for the six months ended June 30, 2020. The decrease in operating expenses was primarily due to lower employee compensation and payroll taxes and interest and dividends expense, offset by an increase in Brokerage, exchange, clearance fees and payments for order flow, net compared to the same period in the prior year, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $52.7 million, or 14.0%, to $430.0 million for the six months ended June 30, 2021, compared to $377.3 million for the six months ended June 30, 2020. This increase was primarily attributable to increases in volumes from our broker-dealer clients eligible for payments for order flow, driven by higher participation of retail investors in the market during the quarter compared to the prior year. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $6.5 million, or 5.9%, to $104.2 million for the six months ended June 30, 2021, compared to $110.7 million for the six months ended June 30, 2020. This decrease was primarily attributable to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing services and subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $102.7 million, or 35.2%, to $188.6 million for the six months ended June 30, 2021, compared to $291.3 million for the six months ended June 30, 2020. The decrease in compensation levels was primarily attributable to a reduction in accrued incentive compensation in the current period, relative to the prior period, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability, as well as a result of one-time cash bonuses awarded in the first quarter of 2020 to certain employees to mitigate the effects of the COVID-19 pandemic.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $18.0 million and $19.5 million for the six months ended June 30, 2021 and 2020, respectively.

Interest and dividends expense. Interest and dividends expense decreased $21.3 million, or 30.3%, to $49.0 million for the six months ended June 30, 2021, compared to $70.3 million for the six months ended June 30, 2020. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $1.5 million, or 3.0%, to $47.4 million for the six months ended June 30, 2021, compared to $48.9 million for the six months ended June 30, 2020. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 2.8%, to $33.1 million for the six months ended June 30, 2021, compared to $34.1 million for the six months ended June 30, 2020. This decrease was primarily attributable to certain assets being fully depreciated in 2020 partially offset by an increase in capital expenditures on telecommunication, networking, and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $1.8 million, or 4.6%, to $36.2 million for the six months ended June 30, 2021, compared to $37.9 million for the six months ended June 30, 2020. This decrease was primarily attributable to certain intangible assets being fully amortized in 2020.

Termination of office leases. Termination of office leases was $4.9 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020. Expense from termination of office leases was due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain abandoned office space as part of the efforts to integrate and consolidate office space in connection with the Acquisition of KCG and the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $13.6 million, or 78.4%, to $3.7 million for the six months ended June 30, 2021, compared to $17.4 million for the six months ended June 30, 2020. The amount for the six months ended June 30, 2020 was primarily driven by the amortization of debt issue costs related to the addition of the Founder Member Loan Facility in March 2020, which expired as of September 20, 2020, costs incurred related to Amendment No. 2 to the Credit Agreement (as defined below), and the prepayment of $188.5 million made during the second quarter of 2020. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were immaterial for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020. These expenses were primarily incurred in prior years related to the ITG Acquisition and Acquisition of KCG, for which we incurred significant transaction advisory fees.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $7.8 million, or 16.5%, to $39.6 million for the six months ended June 30, 2021, compared to $47.4 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in outstanding principal as a result of prepayments made during the year ended December 31, 2020, in addition to lower interest rates, as discussed in Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes was $106.7 million for the six months ended June 30, 2021, compared to a provision for income taxes of $147.2 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

General

As of June 30, 2021, we had $848.1 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2021, we had borrowings under our prime brokerage credit facilities of approximately $201.8 million, borrowings under our broker dealer facilities of $198.0 million, short-term bank overdrafts of $18.5 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,631.3 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 "Tax Receivable Agreements" to the condensed consolidated financial statements included in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately$0.9 million to $21.7 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, our third payment of $13.3 million in March 2020, and our fourth payment of $16.5 million in April 2021. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of June 30, 2021, the outstanding principal balance on our broker-dealer facilities was $198.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $201.8 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

On March 10, 2020, a broker-dealer subsidiary of the Company entered into a short-term loan arrangement with Jefferies Financial Group, Inc., as lender, for a $20 million demand loan (the "Demand Loan") repayable no later than ninety (90) days after the date of borrowing. The Demand Loan bore interest at a rate of 10% per annum, increased by 2.0% with respect to any principal amounts not paid when due and payable. The Demand Loan was repaid in full as of April 17, 2020.

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

In October 2019, we entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, we entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fix interest payment obligations on $525.0 million and $1,000.0 million of principal under the First Lien Term Loan Facility at rates of 4.3% and 4.4% through September 2024 and January 2025, respectively, based on the interest rates set forth in the Amended Credit Agreement. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

We were in compliance with all applicable covenants under the Amended Credit Agreement as of June 30, 2021.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
Net cash provided by (used in):	2021	2020
Operating activities	$355,441	$499,277
Investing activities	(42,738)	(36,693)
Financing activities	(400,843)	(483,897)
Effect of exchange rate changes on cash and cash equivalents	(3,610)	(3,952)
Net increase in cash and cash equivalents	$(91,750)	$(25,265)

Operating Activities

Net cash provided by operating activities was $355.4 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $499.3 million for the six months ended June 30, 2020. The decrease in net cash provided by operating activities was primarily attributable to lower revenues, and an increase in trading assets, at fair value, for the six months ended June 30, 2021 compared to the current period.

Investing Activities

Net cash used in investing activities was $42.7 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $36.7 million for the six months ended June 30, 2020. The increase in cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to an increase in development of capitalized development costs, partially offset by a decrease in acquisition of property and equipment.

Financing Activities

Net cash used in financing activities was $400.8 million for the six months ended June 30, 2021, while net cash used in financing activities was $483.9 million for the six months ended June 30, 2020. The cash used in financing activities for the six months ended June 30, 2021 was primarily attributable to $321.9 million in dividends to stockholders and distributions made to noncontrolling interests and $180.8 million in purchases of treasury stock. The cash used in financing activities of $483.9 million during the same period of 2020 primarily reflects net dividends to stockholders and distributions to noncontrolling interests and repayment of long term borrowings.

Share Repurchase Program

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2021, the Company repurchased approximately 7.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $198.6 million. As of June 30, 2021, the Company has approximately of $271.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of June 30, 2021, and December 31, 2020, or on our results of operations and cash flows for the three and six months ended June 30, 2021 and 2020.

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

For working capital purposes, we invest in money market funds and maintain interest and non-interest bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivables from broker-dealers and clearing organizations, respectively, on the Condensed Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short-term, which helps to mitigate our market risks. We also invest our working capital in short-term U.S. government securities, which are included in Financial instruments owned on the Condensed Consolidated Statements of Financial Condition. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are hedged or reduced when appropriate and therefore not material to our overall cash position.

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2021 and December 31, 2020 was $3.6 billion and $3.1 billion, respectively, in long positions and $3.1 billion and $2.9 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 21.7% and 15.3% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and approximately 20.2% and 18.1% of our total revenues for the six months ended June 30, 2021 and 2020, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $11.9 million and $13.8 million for the three months ended June 30, 2021 and 2020 respectively, and $31.6 million and $34.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021
Class A Common Stock / Virtu Financial Units repurchases	1,575,000	31.28	1,575,000	N/A
Class C Common Stock/ Virtu Financial Units repurchases	—	—	—

May 1, 2021 - May 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	868,162	28.93	865,000	N/A
Class C Common Stock/ Virtu Financial Units repurchases	—	—	—

June 1, 2021 - June 30, 2021
Class A Common Stock / Virtu Financial Units repurchases	920,330	29.42	918,003	N/A
Class C Common Stock/ Virtu Financial Units repurchases	—	—	—
Total Common Stock / Virtu Financial Unit repurchases	3,363,492	$30.16	3,358,003	$271,417,362
(1) Includes the repurchase of 5,489 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended June 30, 2021.

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2021, the Company repurchased approximately 7.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $198.6 million. As of June 30, 2021, the Company has approximately of $271.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 26, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu.

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

Virtu Financial, Inc.

DATE:	August 4, 2021	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 4, 2021	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer