Form 10-Q
period 2021-09-30
Virtu Financial, Inc.
filed 2021-11-03
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of November 3, 2021
Class A common stock, par value $0.00001 per share	112,339,058
Class C common stock, par value $0.00001 per share	9,763,065
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$683,836	$889,559
Cash restricted or segregated under regulations and other	70,477	117,446
Securities borrowed	1,277,601	1,425,016
Securities purchased under agreements to resell	170,194	22,866
Receivables from broker-dealers and clearing organizations	1,452,426	1,684,006
Trading assets, at fair value:
Financial instruments owned	3,018,838	2,369,192
Financial instruments owned and pledged	959,056	746,539
Receivables from customers	414,244	214,478
Property, equipment and capitalized software (net of accumulated depreciation of $470,524 and $455,961 as of September 30, 2021 and December 31, 2020, respectively)	103,963	113,590
Operating lease right-of-use assets	247,531	268,864
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $236,581 and $183,494 as of September 30, 2021 and December 31, 2020, respectively)	402,912	454,499
Deferred tax assets	176,279	193,070
Other assets ($87,926 and $68,316, at fair value, as of September 30, 2021 and December 31, 2020, respectively)	303,194	317,747
Total assets	$10,429,477	$9,965,798

Liabilities and equity
Liabilities
Short-term borrowings	$312,814	$64,686
Securities loaned	1,017,436	948,256
Securities sold under agreements to repurchase	583,268	461,235
Payables to broker-dealers and clearing organizations	1,094,971	876,446
Payables to customers	182,939	118,826
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	2,871,649	2,923,708
Tax receivable agreement obligations	254,660	271,165
Accounts payable, accrued expenses and other liabilities	413,998	491,818
Operating lease liabilities	292,967	315,340
Long-term borrowings	1,604,062	1,639,280
Total liabilities	8,628,764	8,110,760

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 127,872,786 and 125,627,277 shares, Outstanding — 113,220,345 and 122,012,180 shares at September 30, 2021 and December 31, 2020, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2021 and December 31, 2020, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,763,065 and 10,226,939 shares at September 30, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2021 and December 31, 2020, respectively	1	1
Treasury stock, at cost, 14,652,441 and 3,615,097 shares at September 30, 2021 and December 31, 2020, respectively	(392,468)	(88,923)
Additional paid-in capital	1,209,064	1,160,567
Retained earnings (accumulated deficit)	690,568	422,381
Accumulated other comprehensive income (loss)	(21,838)	(25,487)
Total Virtu Financial Inc. stockholders' equity	1,485,328	1,468,540

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Noncontrolling interest	315,385	386,498
Total equity	1,800,713	1,855,038

Total liabilities and equity	$10,429,477	$9,965,798
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Trading income, net	$394,265	$441,295	$1,591,840	$1,987,756
Interest and dividends income	9,704	10,932	26,246	46,788
Commissions, net and technology services	135,923	133,853	470,687	452,333
Other, net	4,452	70,032	17,108	75,758
Total revenue	544,344	656,112	2,105,881	2,562,635

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	158,862	196,448	588,885	573,769
Communication and data processing	55,627	51,647	159,824	162,336
Employee compensation and payroll taxes	84,552	35,798	273,172	327,091
Interest and dividends expense	26,586	27,374	75,585	97,656
Operations and administrative	18,228	24,612	65,636	73,480
Depreciation and amortization	16,636	16,656	49,764	50,728
Amortization of purchased intangibles and acquired capitalized software	16,933	18,265	53,087	56,177
Termination of office leases	238	60	5,126	343
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,237	9,916	4,981	27,282
Transaction advisory fees and expenses	167	2,463	150	2,737
Financing interest expense on long-term borrowings	20,179	20,358	59,784	67,764
Total operating expenses	399,245	403,597	1,335,994	1,439,363
Income before income taxes and noncontrolling interest	145,099	252,515	769,887	1,123,272
Provision for income taxes	21,961	52,807	128,611	200,044
Net income	123,138	199,708	641,276	923,228
Noncontrolling interest	(52,631)	(82,999)	(268,454)	(386,311)

Net income available for common stockholders	$70,507	$116,709	$372,822	$536,917

Earnings per share
Basic	$0.59	$0.92	$3.04	$4.31
Diluted	$0.59	$0.92	$3.01	$4.29

Weighted average common shares outstanding
Basic	115,770,457	122,686,931	119,148,571	121,328,895
Diluted	116,623,115	123,772,005	120,373,160	121,939,839

Net income	$123,138	$199,708	$641,276	$923,228
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(7,843)	7,812	(11,452)	3,860
Net change in unrealized cash flow hedges gain (loss), net of taxes	3,498	314	18,197	(64,425)
Comprehensive income	118,793	207,834	648,021	862,663
Less: Comprehensive income attributable to noncontrolling interest	(51,007)	(86,761)	(271,552)	(360,302)
Comprehensive income attributable to common stockholders	$67,786	$121,073	$376,469	$502,361

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2021 and 2020

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	1,896,407	—	—	—	—	—	—	—	27,450	—	—	27,450	—	27,450
Treasury stock purchases	(615,794)	—	—	—	—	—	(2,277,409)	(63,359)	—	(16,059)	—	(79,418)	—	(79,418)
Stock options exercised	154,372	—	—	—	—	—	—	—	2,933	—	—	2,933	—	2,933
Net income	—	—	—	—	—	—	—	—	—	239,405	—	239,405	169,827	409,232
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,165)	(2,165)	(1,511)	(3,676)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	12,607	12,607	9,299	21,906
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,147)	—	(30,147)	(159,239)	(189,386)
Issuance of common stock in connection with employee exchanges	91,757	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(91,757)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	127,154,019	$1	10,135,182	$—	60,091,740	$1	(5,892,506)	$(152,282)	$1,190,950	$615,580	$(15,045)	$1,639,205	$404,874	$2,044,079
Share based compensation	32,916	—	—	—	—	—	—	—	7,444	—	—	7,444	—	7,444
Repurchase of Class C common stock	—	—	(45,622)	—	—	—	—	—	(1,323)	—	—	(1,323)	—	(1,323)
Treasury stock purchases	(5,489)	—	—	—	—	—	(3,358,003)	(101,305)	—	(114)	—	(101,419)	—	(101,419)
Stock options exercised	253,625	—	—	—	—	—	—	—	4,819	—	—	4,819	—	4,819
Net income	—	—	—	—	—	—	—	—	—	62,910	—	62,910	45,997	108,907
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	43	43	23	66
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(4,115)	(4,115)	(3,091)	(7,206)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(29,483)	—	(29,483)	(103,062)	(132,545)
Issuance of common stock in connection with employee exchanges	290,524	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(290,524)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	127,725,595	$1	9,799,036	$—	60,091,740	$1	(9,250,509)	$(253,587)	$1,201,890	$648,893	$(19,117)	$1,578,081	$344,741	$1,922,822
Share based compensation	103,154	—	—	—	—	—	—	—	6,803		—	6,803		6,803
Repurchase of Class C common stock		—	(12,980)	—	—	—	—	—	(370)		—	(370)		(370)
Treasury stock purchases	(17,954)	—	—	—	—	—	(5,401,932)	(138,881)		(496)	—	(139,377)		(139,377)
Stock options exercised	39,000	—	—	—	—	—	—	—	741		—	741		741
Net income	—	—	—	—	—	—	—	—	—	70,507	—	70,507	52,631	123,138
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—		(4,912)	(4,912)	(2,931)	(7,843)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—		2,191	2,191	1,307	3,498
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(28,336)	—	(28,336)	(80,363)	(108,699)

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Issuance of common stock in connection with employee exchanges	22,991	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(22,991)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	127,872,786	$1	9,763,065	$—	60,091,740	$1	(14,652,441)	$(392,468)	$1,209,064	$690,568	$(21,838)	$1,485,328	$315,385	$1,800,713

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	1,854,961	—	—	—	—	—	—	—	21,357	—	—	21,357	—	21,357
Treasury stock purchases	(642,869)	—	—	—	—	—	—	—	—	(9,801)	—	(9,801)	—	(9,801)
Stock options exercised	213,129	—	—	—	—	—	—	—	3,206	—	—	3,206	—	3,206
Warrants issued	—	—	—	—	—	—	—	—	11,486	—	—	11,486	—	11,486
Net income	—	—	—	—	—	—	—	—	—	221,069	—	221,069	167,169	388,238
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,884)	(5,884)	(4,512)	(10,396)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(31,468)	(31,468)	(24,134)	(55,602)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(29,602)	—	(29,602)	(19,165)	(48,767)
Issuance of common stock in connection with employee exchanges	724,327	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(724,327)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	122,585,460	$1	12,162,851	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,113,447	$91,292	$(37,999)	$1,111,737	$416,920	$1,528,657
Share based compensation	36,771	—	—	—	—	—	—	—	7,839	—	—	7,839	—	7,839
Treasury stock purchases	(8,727)	—	—	—	—	—	—	—	—	(360)	—	(360)	—	(360)
Stock options exercised	404,794	—	—	—	—	—	—	—	7,691	—	—	7,691	—	7,691
Net income	—	—	—	—	—	—	—	—	—	199,142	—	199,142	136,143	335,285
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,674	3,674	2,770	6,444
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(5,242)	(5,242)	(3,895)	(9,137)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,201)	—	(30,201)	(145,211)	(175,412)
Issuance of common stock in connection with employee exchanges	1,635,912	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,635,912)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	124,654,210	$1	10,526,939	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,128,977	$259,873	$(39,567)	$1,294,280	$406,727	$1,701,007
Share based compensation	234,981	—	—	—	—	—	—	—	10,568	—	—	10,568	—	10,568
Treasury stock purchases	(79,570)	—	—	—	—	—	—	—	—	(2,418)	—	(2,418)	—	(2,418)

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Stock options exercised	189,704	—	—	—	—	—	—	—	3,604	—	—	3,604	—	3,604
Net income	—	—	—	—	—	—	—	—	—	116,709	—	116,709	82,999	199,708
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	4,213	4,213	3,599	7,812
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	151	151	163	314
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,347)	—	(30,347)	(83,441)	(113,788)
Issuance of common stock in connection with employee exchanges	60,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(60,000)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	125,059,325	$1	10,466,939	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,143,149	$343,817	$(35,203)	$1,396,760	$410,047	$1,806,807
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$641,276	$923,228

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,764	50,728
Amortization of purchased intangibles and acquired capitalized software	53,087	56,177
Debt issue cost related to debt refinancing and prepayment	649	7,555
Amortization of debt issuance costs and deferred financing fees	5,243	24,164
Termination of office leases	5,126	343
Share-based compensation	38,260	37,510
Deferred taxes	16,791	22,204
Gain on sale of MATCHNow	—	(58,652)
Other	(15,093)	(14,750)
Changes in operating assets and liabilities:
Securities borrowed	147,415	602,920
Securities purchased under agreements to resell	(147,328)	125,619
Receivables from broker-dealers and clearing organizations	231,580	(563,297)
Trading assets, at fair value	(862,163)	(51,507)
Receivables from customers	(199,766)	(73,408)
Operating lease right-of-use assets	20,135	27,457
Other assets	43,898	(67,469)
Securities loaned	69,180	(894,310)
Securities sold under agreements to repurchase	122,033	126,253
Payables to broker-dealers and clearing organizations	236,722	(216,143)
Payables to customers	64,113	52,261
Trading liabilities, at fair value	(52,059)	292,177
Operating lease liabilities	(22,373)	(34,738)
Accounts payable, accrued expenses and other liabilities	(71,968)	109,276
Net cash provided by operating activities	374,522	483,598

Cash flows from investing activities
Development of capitalized software	(30,154)	(27,463)
Acquisition of property and equipment	(16,326)	(21,717)
Proceeds from sale of MATCHNow	—	60,592
Other investing activities	(18,960)	(7,968)
Net cash provided by (used in) investing activities	(65,440)	3,444

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(430,630)	(337,966)
Repurchase of Class C common stock	(1,693)	—
Purchase of treasury stock	(320,214)	(12,579)
Stock options exercised	8,493	14,502
Short-term borrowings, net	249,622	49,388
Repayment of long term borrowings	(36,737)	(288,500)
Tax receivable agreement obligations	(16,505)	(13,286)
Debt issuance costs	(2,658)	(9,779)
Net cash used in financing activities	(550,322)	(598,220)

Effect of exchange rate changes on cash and cash equivalents	(11,452)	3,860

Net decrease in cash and cash equivalents	(252,692)	(107,318)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,007,005	773,280
Cash, cash equivalents, and restricted or segregated cash, end of period	$754,313	$665,962

Supplementary disclosure of cash flow information

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for interest	$115,890	$137,750
Cash paid for taxes	130,565	207,387

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	12,935	9,672

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2021, VFI owned approximately 62.6% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 21 "Geographic Information and Business Segments" for a further discussion of the Company’s segments.

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

Effective for the quarter ended March 31, 2021, the Company changed the presentation of its Condensed Consolidated Statements of Changes in Equity and Condensed Consolidated Statements of Cash Flows. As a result, the Company combined $30.3 million of Dividends to stockholders and $83.4 million of Distribution from Virtu Financial to noncontrolling interest, and $90.1 million of Dividends to stockholders and $247.8 million of Distribution from Virtu Financial to noncontrolling interest into one line, Dividends to stockholders and distribution from Virtu Financial to noncontrolling interest for the three and nine months ended September 30, 2020, respectively. Dividends and distributions from Virtu Financial to noncontrolling interest both represent cash payments by the Company to its equity owners which reduce Total equity.

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

Accounting Pronouncements, Not Yet Adopted as of September 30, 2021

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

On August 4, 2020 (the "MATCHNow Closing Date"), the Company completed the sale of MATCHNow to CBOE for total gross proceeds of $60.6 million in cash, with additional contingent consideration of up to approximately $23.0 million. The Company incurred one-time transaction costs including professional fees related to the sale of $2.5 million, which were recorded in Transaction advisory fees and expenses on the Condensed Consolidated Statements of Comprehensive Income. The Company recognized a gain on sale of $58.7 million, which was recorded in Other, net on the Condensed Consolidated Statements of Comprehensive Income for the year ended September 30, 2020.

A summary of the carrying value of MATCHNow and gain on sale of MATCHNow is as follows:

(in thousands)
Total sale proceeds received	$60,592
Total carrying value of MATCHNow as of MATCHNow Closing Date	(1,940)
Gain on sale of MATCHNow	58,652
Transaction costs	(2,453)
Gain on sale of MATCHNow, net of transaction costs	$56,199

Contingent consideration may be earned based on the future performance of MATCHNow following the MATCHNow Closing Date. Deferred payments will be assessed quarterly until December 31, 2022 and recorded in Other, net on the Condensed Consolidated Statements of Comprehensive Income when the contingency is resolved and payments become payable by CBOE.

In addition, the Company entered into a Transition Services Agreement ("TSA") with CBOE, pursuant to which the Company agreed to provide certain telecom and general and administrative services for a defined period. Income from performing services under the TSA are recorded in Other, net on the Condensed Consolidated Statements of Comprehensive Income.
With the licensing of certain software and intellectual property associated with MATCHNow, the Company performed an assessment of impairment of long-lived intangible assets acquired in connection with the ITG acquisition, of which MATCHNow technology was a component. No impairment was recognized for the three and nine months ended September 30, 2020.

4. Earnings per Share

The below table contains a reconciliation of net income (loss) before noncontrolling interest to net income (loss) available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income before income taxes and noncontrolling interest	$145,099	$252,515	$769,887	$1,123,272
Provision for income taxes	21,961	52,807	128,611	200,044
Net income	123,138	199,708	641,276	923,228

Noncontrolling interest	(52,631)	(82,999)	(268,454)	(386,311)

Net income available for common stockholders	$70,507	$116,709	$372,822	$536,917

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2021	2020	2021	2020
Basic earnings (loss) per share:
Net income available for common stockholders	$70,507	$116,709	$372,822	$536,917
Less: Dividends and undistributed earnings allocated to participating securities	(2,222)	(3,417)	(10,335)	(14,210)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	68,285	113,292	362,487	522,707

Weighted average shares of common stock outstanding:
Class A	115,770,457	122,686,931	119,148,571	121,328,895

Basic earnings (loss) per share	$0.59	$0.92	$3.04	$4.31

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2021	2020	2021	2020
Diluted earnings (loss) per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$68,285	$113,292	$362,487	$522,707

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	115,770,457	122,686,931	119,148,571	121,328,895
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	852,657	1,085,074	1,224,589	610,944
	116,623,114	123,772,005	120,373,160	121,939,839

Diluted earnings (loss) per share	$0.59	$0.92	$3.01	$4.29

5. Tax Receivable Agreements

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

At September 30, 2021 and December 31, 2020, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $184.3 million and $199.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $254.7 million and $271.2 million, respectively. The amounts recorded as of September 30, 2021 and December 31, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2021 and December 31, 2020, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

The following table presents the details of goodwill by segment as of September 30, 2021 and December 31, 2020:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of September 30, 2021 and December 31, 2020, the Company's total amount of intangible assets recorded was $402.9 million and $454.5 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(130,182)	$356,418	10	to	12
Technology	136,000	(97,966)	38,034	1	to	6
Favorable occupancy leases	5,895	(3,433)	2,462	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,100)	500		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(236,581)	$402,912

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(94,299)	$392,301	10	to	12
Technology	136,000	(82,403)	53,597	1	to	6
Favorable occupancy leases	5,895	(2,839)	3,056	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,200)	1,400		3
ETF issuer relationships	950	(877)	73		9
ETF buyer relationships	950	(876)	74		9
Other	$—	$—	$—	Indefinite
	$637,993	$(183,494)	$454,499

Amortization expense relating to finite-lived intangible assets was approximately $16.9 million and $18.3 million for the three months ended September 30, 2021 and 2020, respectfully, and $53.1 million and $56.2 million for the nine months ended September 30, 2021 and 2020, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the remaining current year and the next five subsequent years:

(in thousands)
Remainder of 2021	$16,580
2022	64,852
2023	63,960
2024	50,845
2025	47,879
2026	47,879

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Assets
Due from prime brokers	$557,316	$697,293
Deposits with clearing organizations	181,987	216,962
Net equity with futures commission merchants	239,697	248,943
Unsettled trades with clearing organizations	3,380	118,777
Securities failed to deliver	444,138	372,965
Commissions and fees	25,908	29,066
Total receivables from broker-dealers and clearing organizations	$1,452,426	$1,684,006

Liabilities
Due to prime brokers	$606,840	$410,772
Net equity with futures commission merchants	69,147	77,257
Unsettled trades with clearing organizations	113,250	228,070
Securities failed to receive	304,598	156,804
Commissions and fees	1,136	3,543
Total payables to broker-dealers and clearing organizations	$1,094,971	$876,446

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 "Borrowings") of approximately $202.5 million and $134.7 million as of September 30, 2021 and December 31, 2020, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2021 and December 31, 2020, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
Securities received as collateral:
Securities borrowed	$1,221,032	$1,374,266
Securities purchased under agreements to resell	170,194	22,866
	$1,391,226	$1,397,132
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Equities	$947,661	$734,024
Exchange traded notes	11,395	12,515
	$959,056	$746,539

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$178,000	$(1,881)	$176,119
Short-term bank loans	136,695	—	136,695
	$314,695	$(1,881)	$312,814

	December 31, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$36,400	$(387)	$36,013
Short-term bank loans	28,673	—	28,673
	$65,073	$(387)	$64,686

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

On March 20, 2020, VAL entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020 (the "Founder Member Loan Term"). The Founder Member Loan Facility Term expired as of September 20, 2020 without VAL having borrowed any Founder Member Loans at any time. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s (as defined in the Founder Member Loan Facility) commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 18 "Capital Structure".

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

	At September 30, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$178,000	$(1,881)	$176,119
Committed facility	2.61%	600,000	—	—	—
		$1,000,000	$178,000	$(1,881)	$176,119

	At December 31, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$36,400	$(387)	$36,013
Committed facility	1.40%	600,000	—	—	—
		$1,000,000	$36,400	$(387)	$36,013

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Broker-dealer credit facilities:
Uncommitted facility	$540	$244	$1,790	$1,007
Committed facility	—	71	57	433
Demand Loan	—	—	—	211
	$540	$315	$1,847	$1,651

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2021, there was $136.7 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 1.2%. At December 31, 2020, there was $28.7 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.4%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At September 30, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.78%	$616,000	$202,480
		$616,000	$202,480

	At December 31, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.77%	$616,000	$134,664
		$616,000	$134,664

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was approximately $1.4 million and $1.2 million for the three months ended September 30, 2021 and 2020, and $3.5 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.08%	$1,599,774	$(3,949)	$(23,187)	$1,572,638
SBI bonds	January 2023	5.00%	31,450	—	(26)	31,424
			$1,631,224	$(3,949)	$(23,213)	$1,604,062

		At December 31, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.15%	$1,636,512	$(4,723)	$(26,367)	$1,605,422
SBI bonds	January 2023	5.00%	33,898	—	(40)	33,858
			$1,670,410	$(4,723)	$(26,407)	$1,639,280

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

Under the Amended Credit Agreement, the term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. As of September 30, 2021, $1,600 million was outstanding under the First Lien Term Loan Facility. The revolving commitments will terminate on March 1, 2022. There were no outstanding borrowings under the First Lien Revolving Facility as of September 30, 2021 or December 31, 2020.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($31.5 million) as of September 30, 2021 and ¥3.5 billion ($33.9 million) as of December 31, 2020. The Company had a gain of $0.1 million and a loss of $0.8 million during the three months ended September 30, 2021, and 2020, respectively, and a gain of $2.4 million and a loss of $1.0 million during the nine months ended September 30, 2021 and 2020, respectively, due to changes in foreign currency rates.

As of September 30, 2021, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2021
Remainder of 2021	$—
2022	—
2023	31,450
2024	—
2025	—
Thereafter	1,599,774
Total principal of long-term borrowings	$1,631,224

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2021:

	September 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$436,245	$2,117,572	$—	$—	$2,553,817
U.S. and Non-U.S. government obligations	216,125	19,947	—	—	236,072
Corporate Bonds	—	201,086	—	—	201,086
Exchange traded notes	427	8,285	—	—	8,712
Currency forwards	—	311,230	—	(300,399)	10,831
Options	8,320	—	—	—	8,320
	$661,117	$2,658,120	$—	$(300,399)	$3,018,838

Financial instruments owned, pledged as collateral:
Equity securities	$576,478	$371,183	$—	$—	$947,661
Exchange traded notes	5,389	6,006	—	—	11,395
	$581,867	$377,189	$—	$—	$959,056

Other Assets
Equity investment	$—	$—	$85,317	$—	$85,317
Exchange stock	2,609	—	—	—	2,609
	$2,609	$—	$85,317	$—	$87,926

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,336,070	$825,070	$—	$—	$2,161,140
U.S. and Non-U.S. government obligations	285,997	12,747	—	—	298,744
Corporate Bonds	—	349,299	—	—	349,299
Exchange traded notes	835	4,750	—	—	5,585
Currency forwards	—	316,352	—	(308,611)	7,741
Options	49,140	—	—	—	49,140
	$1,672,042	$1,508,218	$—	$(308,611)	$2,871,649

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$43,608	$—	$—	$43,608

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2020:

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$761,484	$1,194,105	$—	$—	$1,955,589
U.S. and Non-U.S. government obligations	151,723	48,059	—	—	199,782
Corporate Bonds	—	135,518	—	—	135,518
Exchange traded notes	106	19,721	—	—	19,827
Currency forwards	—	341,360	—	(291,964)	49,396
Options	9,080	—	—	—	9,080
	$922,393	$1,738,763	$—	$(291,964)	$2,369,192
Financial instruments owned, pledged as collateral:
Equity securities	$496,943	$237,081	$—	$—	$734,024
Exchange traded notes	2	12,513	—	—	12,515
	$496,945	$249,594	$—	$—	$746,539
Other Assets
Equity investment	$—	$—	$66,030	$—	$66,030
Exchange stock	2,286	—	—	—	2,286
	$2,286	$—	$66,030	$—	$68,316

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,307,082	$1,137,968	$—	$—	$2,445,050
U.S. and Non-U.S. government obligations	83,173	19,984	—	—	103,157
Corporate Bonds	—	358,734	—	—	358,734
Exchange traded notes	—	7,431	—	—	7,431
Currency forwards	—	292,965	—	(292,870)	95
Options	9,241	—	—	—	9,241
	$1,399,496	$1,817,082	$—	$(292,870)	$2,923,708

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$63,513	$—	$—	$63,513

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2020 and 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	September 30, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$85,317	Discounted cash flow	Estimated revenue growth	2.4% - 22.7%	8.5%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	9.8x - 44.5x	17.2x

	December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$66,030	Discounted cash flow	Estimated revenue growth	(9.0)% - 39.0%	9.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.2x - 21.9x	13.8x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2021
(in thousands)	Balance at June 30, 2021	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2021	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2021
Assets
Other assets:
Equity investment	$78,313	$—	$7,004	$—	$—	$85,317	$7,004
Total	$78,313	$—	$7,004	$—	$—	$85,317	$7,004
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 9 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 9 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Nine Months Ended September 30, 2021
(in thousands)	Balance at December 31, 2020	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2021	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2021
Assets
Other assets:
Equity investment	$66,030	$—	$19,287	$—	$—	$85,317	$19,287
Total	$66,030	$—	$19,287	$—	$—	$85,317	$19,287
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 9 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 9 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2021:

	September 30, 2021
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$683,836	$683,836	$683,836	$—	$—
Cash restricted or segregated under regulations and other	70,477	70,477	70,477	—	—
Securities borrowed	1,277,601	1,277,601	—	1,277,601	—
Securities purchased under agreements to resell	170,194	170,194	—	170,194	—
Receivables from broker-dealers and clearing organizations	1,452,426	1,452,426	415	1,452,011	—
Receivables from customers	414,244	414,244	—	414,244	—
Other assets (1)	14,427	14,427	—	14,427	—
Total Assets	$4,083,205	$4,083,205	$754,728	$3,328,477	$—

Liabilities
Short-term borrowings	$312,814	$314,695	$—	$314,695	$—
Long-term borrowings	1,604,062	1,629,224	—	1,629,224	—
Securities loaned	1,017,436	1,017,436	—	1,017,436	—
Securities sold under agreements to repurchase	583,268	583,268	—	583,268	—
Payables to broker-dealers and clearing organizations (2)	1,094,971	1,094,971	532,533	562,438	—
Payables to customers	182,939	182,939	—	182,939	—
Other liabilities (3)	8,904	8,904	—	8,904	—
Total Liabilities	$4,804,394	$4,831,437	$532,533	$4,298,904	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,277,601	$—	$1,277,601	$(1,221,032)	$(8,097)	$48,472
Securities purchased under agreements to resell	170,194	—	170,194	(170,194)	—	—
Trading assets, at fair value:
Currency forwards	311,230	(300,399)	10,831	—	—	10,831
Options	8,320	—	8,320	—	(8,320)	—
Total	$1,767,345	$(300,399)	$1,466,946	$(1,391,226)	$(16,417)	$59,303

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,017,436	$—	$1,017,436	$(995,181)	$(12,655)	$9,600
Securities sold under agreements to repurchase	583,268	—	583,268	(583,268)	—	—
Payable to broker-dealers and clearing organizations
Interest rate swaps	43,608	—	43,608	—	—	43,608
Trading liabilities, at fair value:
Currency forwards	316,352	(308,611)	7,741	—	—	7,741
Options	49,140	—	49,140	—	(8,320)	40,820
Total	$2,009,804	$(308,611)	$1,701,193	$(1,578,449)	$(20,975)	$101,769

	December 31, 2020
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,425,016	$—	$1,425,016	$(1,374,266)	$(9,686)	$41,064
Securities purchased under agreements to resell	22,866	—	22,866	(22,866)	—	—
Trading assets, at fair value:
Currency forwards	341,360	(291,964)	49,396	—	—	49,396
Options	9,080	—	9,080	—	(9,080)	—
Total	$1,798,322	$(291,964)	$1,506,358	$(1,397,132)	$(18,766)	$90,460

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$948,256	$—	$948,256	$(921,593)	$(17,800)	$8,863
Securities sold under agreements to repurchase	461,235	—	461,235	(461,235)	—	—
Interest rate swaps	63,513	—	63,513	—	(63,162)	351
Trading liabilities, at fair value:
Currency forwards	292,965	(292,870)	95	—	—	95
Options	9,241	—	9,241	—	(9,080)	161
Total	$1,775,210	$(292,870)	$1,482,340	$(1,382,828)	$(90,042)	$9,470
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	September 30, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$160,000	$50,000	$385,000
U.S. and Non-U.S. government obligations	198,268	—	—	—		198,268
Total	$198,268	$125,000	$50,000	$160,000	$50,000	$583,268

Securities loaned:
Equity securities	$1,017,436	$—	$—	$—	$—	$1,017,436
Total	$1,017,436	$—	$—	$—	$—	$1,017,436

	December 31, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$200,000	$—	$375,000
U.S. and Non-U.S. government obligations	86,235	—	—	—	—	86,235
Total	$86,235	$125,000	$50,000	$200,000	$—	$461,235

Securities loaned:
Equity securities	948,256	—	—	—	—	948,256
Total	$948,256	$—	$—	$—	$—	$948,256

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2021 and December 31, 2020:

(in thousands)		September 30, 2021		December 31, 2020
Derivatives Assets	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(753)	$1,371,507	$4,669	$2,208,899
Commodity futures	Receivables from broker-dealers and clearing organizations	(217)	137,010	173,889	6,237,389
Currency futures	Receivables from broker-dealers and clearing organizations	1,964	847,313	(11,736)	2,823,277
Fixed income futures	Receivables from broker-dealers and clearing organizations	158	16,292	42	102,476
Options	Financial instruments owned	8,320	934,627	9,080	746,723
Currency forwards	Financial instruments owned	311,230	28,029,260	341,360	30,596,681

Derivatives Liabilities	Financial Statements Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$1,240	$398,517	$31	$90,219
Commodity futures	Payables to broker-dealers and clearing organizations	(533,414)	9,633,999	(5,397)	27,287
Currency futures	Payables to broker-dealers and clearing organizations	(6,057)	2,664,776	3,598	2,269,898
Fixed income futures	Payables to broker-dealers and clearing organizations	97	51,091	—	1,566
Options	Financial instruments sold, not yet purchased	49,140	936,594	9,241	736,997
Currency forwards	Financial instruments sold, not yet purchased	316,352	28,031,821	292,965	30,572,490

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	43,608	1,525,000	63,513	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2021	2020	2021	2020
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$84,875	$(12,262)	$213,569	$11,440
Currency forwards	Trading income, net	(49,599)	62,465	12,756	255,044
Options	Trading income, net	9,455	35,343	63,016	61,643
Interest rate swap on term loan	Other, net	(474)	(1,417)	(1,397)	(1,417)
		$44,257	$84,129	$287,944	$326,710

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$4,112	$314	$21,453	$(64,425)
		$4,112	$314	$21,453	$(64,425)
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

12. Variable Interest Entities
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2021, the Company held noncontrolling interests of 10% and 50%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2021, the Company held approximately a 10% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of September 30, 2021, the Company held approximately a 14.1% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$30,388	$—	$30,388	$154,789

The following table presents the Company’s nonconsolidated VIEs at December 31, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,969	$—	$28,969	$175,547

13. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 14 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2020 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$8,894	$93,474	$—	$102,368
Workflow technology	—	23,149	—	23,149
Analytics	—	10,406	—	10,406
Total revenue from contracts with customers	8,894	127,029	—	135,923

Other sources of revenue	400,396	5,520	2,505	408,421

Total revenues	$409,290	$132,549	$2,505	$544,344

Timing of revenue recognition:
Services transferred at a point in time	$409,290	$114,010	$2,505	$525,805
Services transferred over time	—	18,539	—	18,539
Total revenues	$409,290	$132,549	$2,505	$544,344

	Three Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,391	$91,460	$—	$100,851
Workflow technology	—	23,044	—	23,044
Analytics	—	9,958	—	9,958
Total revenue from contracts with customers	9,391	124,462	—	133,853

Other sources of revenue	465,207	58,218	(1,166)	522,259

Total revenues	$474,598	$182,680	$(1,166)	$656,112

Timing of revenue recognition:
Services transferred at a point in time	$474,598	$164,018	$(1,166)	$637,450
Services transferred over time	—	18,662	—	18,662
Total revenues	$474,598	$182,680	$(1,166)	$656,112

	Nine Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$32,111	$332,000	$—	$364,111
Workflow technology	—	75,572	—	75,572
Analytics	—	31,004	—	31,004
Total revenue from contracts with customers	32,111	438,576	—	470,687

Other sources of revenue	1,603,444	21,342	10,408	1,635,194

Total revenues	$1,635,555	$459,918	$10,408	$2,105,881

Timing of revenue recognition:
Services transferred at a point in time	$1,635,555	$404,371	$10,408	$2,050,334
Services transferred over time	—	55,547	—	55,547
Total revenues	$1,635,555	$459,918	$10,408	$2,105,881

	Nine Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,526	$333,823	$—	$343,349
Workflow technology	—	78,376	—	78,376
Analytics	—	30,608		30,608
Total revenue from contracts with customers	9,526	442,807	—	452,333

Other sources of revenue	2,054,774	57,814	(2,286)	2,110,302

Total revenues	$2,064,300	$500,621	$(2,286)	$2,562,635

Timing of revenue recognition:
Services transferred at a point in time	$2,064,300	$444,683	$(2,286)	$2,506,697
Services transferred over time	—	55,938	—	55,938
Total revenues	$2,064,300	$500,621	$(2,286)	$2,562,635

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2021 and 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

The Company recognized $0.5 million and $0.6 million of revenue related to performance obligations satisfied in previous period for the three months ended September 30, 2021 and 2020, respectively.

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

Receivables related to revenues from contracts with customers amounted to $49.1 million and $57.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2021.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $10.0 million and $9.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company recognized revenue of $9.2 million and $8.6 million for the three months ended September 30, 2021 and 2020 respectively, and $24.4 million and $23.6 million during the nine months ended September 30, 2021 and 2020, respectively that had been initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2021 and 2020, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes and effective tax rates were $22.0 million, 15.1%, and $52.8 million, 20.9% for the three months ended September 30, 2021 and 2020, respectively, and $128.6 million, 16.7% and $200.0 million, 17.8% for the nine months ended September 30, 2021 and 2020, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020 are current income tax receivables of $49.8 million and $83.1 million, respectively. The balances at September 30, 2021 and December 31, 2020 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020 are current tax liabilities of $12.6 million and $37.9 million, respectively. The balances at September 30, 2021 and December 31, 2020 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 5 "Tax Receivable Agreements"), the Acquisition of KCG and the ITG Acquisition, differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2021 and December 31, 2020, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At September 30, 2021 and December 31, 2020, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at September 30, 2021 and December 31, 2020 of $71.6 million and $75.1 million, respectively, and recorded a related deferred tax asset of $14.3 million and $15.2 million, respectively. A valuation allowance of $14.3 million and $15.1 million was recorded against this deferred tax asset at September 30, 2021 and December 31, 2020, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at September 30, 2021 and December 31, 2020 of $239.3 million and $239.0 million, respectively, and recorded a related deferred tax asset of $44.9 million and $44.9 million, respectively. A full valuation allowance was also recorded against this deferred tax asset at September 30, 2021 and December 31, 2020 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2021 and December 31, 2020 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2021, the Company’s tax years for 2015 through 2019 and 2017 through 2019 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2019. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $8.3 million of unrecognized tax benefits as of September 30, 2021, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2021.

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

On August 31, 2021, the Company was named as a defendant in Alers v. Robinhood Financial, LLC et al No. 21-cv-61848. The complaint was filed in federal district court in Florida on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions alleging a breach of fiduciary duty by Robinhood and aiding and abetting thereof by the Company and other market making firms. The complaint did not specify the amount of alleged damages. The Company believes that the claims are without merit and is defending itself vigorously. In October 2021, Robinhood and the market-maker defendants moved to transfer the case to the Northern District of California, or in the alternative, to dismiss the complaint.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$247,531	$268,864
Operating lease liabilities	Operating lease liabilities	292,967	315,340

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	18,479	36,093
Accumulated depreciation	Property, equipment, and capitalized software, net	(10,902)	(24,585)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	7,705	11,687

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	6.68 years	6.9 years
Finance leases	1.74 years	2.0 years
Weighted average discount rate
Operating leases	5.49%	5.67%
Finance leases	2.41%	3.13%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost:
Fixed	$18,994	$18,521	$56,772	$55,333
Variable	1,913	2,393	5,144	6,614
Impairment of ROU Asset	—	—	1,198	—
Total Operating lease cost	$20,907	$20,914	$63,114	$61,947

Sublease income	4,537	4,399	13,404	11,994

Finance lease cost:
Amortization of ROU Asset	$1,460	$2,668	$5,024	$8,838
Interest on lease liabilities	50	97	183	339
Total Finance lease cost	$1,510	$2,765	$5,207	$9,177

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2021, are as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$17,078	$1,468
2022	69,887	4,441
2023	68,128	1,818
2024	39,614	247
2025	31,859	—
2026 and thereafter	127,472	—
Total lease payments	$354,038	$7,974
Less imputed interest	(61,071)	(269)
Total lease liability	$292,967	$7,705

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$683,836	$889,559
Cash restricted or segregated under regulations and other	70,477	117,446
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$754,313	$1,007,005

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 83.0% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock. The Company holds approximately a 62.6% interest in Virtu Financial at September 30, 2021.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2021 and December 31, 2020, there were 4,795,839 and 5,259,713 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 463,874 and 2,420,239 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2021 and 2020, respectively.

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

Share Repurchase Program

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2021, the Company repurchased approximately 12.5 million shares of Class A Common Stock and Virtu Financial Units for approximately $337.5 million. As of September 30, 2021, the Company has approximately $132.5 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the nine months ended September 30, 2021 and 2020, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 405,272 and 2,420,239 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 9 "Borrowings"), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member may purchase up to 3,000,000 shares of Class A Common Stock. If at any time during the term of the Founder Member Loan Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 9 "Borrowings"), and as a result no such increase in the number of shares which may be purchased has occurred or will occur pursuant to the terms of the Warrant. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant is $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. The Warrant may be exercised to purchase up to 3,000,000 shares of the Company's Class A Common Stock on any date after May 22, 2020 up to and including January 15, 2022. The Warrant and Class A Common Stock issuable pursuant to the Warrant were offered, and will be issued and sold, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(24,952)	$(1,612)	$3,803	$(22,761)
Foreign exchange translation adjustment	5,835	(4,912)	—	923
Total	$(19,117)	$(6,524)	$3,803	$(21,838)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2021, the Company expects approximately $15.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Three Months Ended September 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$(36,710)	$(1,797)	$1,948	$(36,559)
Foreign exchange translation adjustment	(2,857)	4,213	—	1,356
Total	$(39,567)	$2,416	$1,948	$(35,203)

	Nine Months Ended September 30, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(33,444)	$(83)	$10,766	$(22,761)
Foreign exchange translation adjustment	7,957	(7,034)	—	923
Total	$(25,487)	$(7,117)	$10,766	$(21,838)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of September 30, 2021, the Company expects approximately $15.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Nine Months Ended September 30, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$—	$(42,405)	$5,846	$(36,559)
Foreign exchange translation adjustment	(647)	2,003	—	1,356
Total	$(647)	$(40,402)	$5,846	$(35,203)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income.

19. Share-based Compensation

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 "Capital Structure", and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of four years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the nine months ended September 30, 2021 and 2020:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2019	3,233,779	$18.74	5.24	3,233,779	$18.74
Granted	—	—	—	—	—
Exercised	(807,627)	17.96	—	(807,627)	17.96
Forfeited or expired	—	—	—	—	—
At September 30, 2020	2,426,152	$19.00	4.49	2,426,152	$19.00

At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(446,997)	19.00	—	(446,997)	19.00
Forfeited or expired	—	—	—	—	—
At September 30, 2021	1,877,155	$19.00	3.49	1,877,155	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the nine months ended September 30, 2021 and 2020, respectively, there were 633,938 and 967,526 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $6.3 million for the three months ended September 30, 2021 and reduced accrued compensation expense by $11.4 million for the three months ended September 30, 2020, and accrued compensation expense of $17.7 million and $14.4 million for the nine months ended September 30, 2021 and 2020, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the nine months ended September 30, 2021 and 2020:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2019	2,993,489	$24.10
Granted	3,300,894	17.15
Forfeited	(391,223)	17.90
Vested	(2,124,843)	20.40
At September 30, 2020	3,778,317	$20.77

At December 31, 2020	3,393,084	$21.35
Granted (1)	2,442,953	27.06
Forfeited	(191,296)	22.97
Vested	(2,032,477)	23.27
At September 30, 2021	3,612,264	$24.05
(1) Excluded in the number of RSUs and RSAs are 350,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $6.7 million and $9.0 million for the three months ended September 30, 2021 and 2020 and $20.5 million and $25.8 million for the nine months ended September 30, 2021 and 2020, respectively, of compensation expense in relation to RSUs. As of September 30, 2021 and December 31, 2020, total unrecognized share-based compensation expense related to unvested RSUs was $51.4 million and $37.1 million, respectively, and this amount is to be recognized over a weighted average period of 1.1 years and 1.0 year, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals may also be directed to notional investments in certain of the employee investment opportunities. No amounts have been recognized as compensation cost under the DCP as of September 30, 2021.

20. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2021. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of September 30, 2021 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$484,482	$1,725	$482,757

As of September 30, 2021, VAL had $60.9 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of September 30, 2021 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$16,911	$197	$16,714
Virtu Financial Canada ULC	200	197	3
Ireland
Virtu ITG Europe Limited (1)	78,066	32,636	45,430
Virtu Financial Ireland Limited (1)	109,229	58,083	51,146
United Kingdom
Virtu ITG UK Limited	1,057	846	211
Asia Pacific
Virtu ITG Australia Limited	30,717	8,776	21,941
Virtu ITG Hong Kong Limited	2,902	513	2,389
Virtu ITG Singapore Pte Limited	845	74	771
(1) Preliminary
As of September 30, 2021, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.2 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
United States	$433,013	$484,594	$1,678,650	$2,045,330
Ireland	55,137	61,320	242,614	233,783
Singapore	30,696	26,630	102,965	140,492
Canada	13,955	71,268	43,924	103,331
Australia	9,982	10,107	31,868	32,186
United Kingdom	—	964	1,745	3,944
Others	1,561	1,229	4,115	3,569
Total revenues	$544,344	$656,112	$2,105,881	$2,562,635

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2021 and 2020 and are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2021:
Total revenue	$409,290	$132,549	$2,505	$544,344
Income before income taxes and noncontrolling interest	135,875	7,532	1,692	145,099

2020:
Total revenue	474,598	182,680	(1,166)	656,112
Income (loss) before income taxes and noncontrolling interest	161,732	102,029	(11,246)	252,515

The Company's Pre-tax earnings by segment for the nine months ended September 30, 2021 and 2020 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2021
Total revenue	$1,635,555	$459,918	$10,408	$2,105,881
Income (loss) before income taxes and noncontrolling interest	713,723	51,941	4,223	769,887

2020
Total revenue	2,064,300	500,621	(2,286)	2,562,635
Income (loss) before income taxes and noncontrolling interest	1,010,871	137,879	(25,478)	1,123,272

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2021, and December 31, 2020 the Company had net payables to its affiliates of $0.8 million and net receivables from its affiliates of $2.3 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.9 million and $4.1 million for the three months ended September 30, 2021 and 2020, respectively, and $9.1 million and $13.8 million for the nine months ended September 30, 2021 and 2020, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 12 "Variable Interest Entities") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $10.5 million and $4.7 million the three months ended September 30, 2021 and 2020, respectively, and $19.9 million and $14.0 million for the nine months ended September 30, 2021 and 2020, respectively, to these JVs.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.5 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million for both the nine months ended September 30, 2021 and 2020, respectively, to Level 3 for these services.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. Payments for the three and nine months ended September 30, 2021 were immaterial. The Company made payments of $13.0 thousand and $0.2 million for the three and nine months ended September 30, 2020, respectively.

Ordinal Holdings I, LP is a stockholder in the Company with board representation. On August 12, 2021, the Company entered into a Purchase Agreement with Ordinal Holdings I, LP to repurchase 1.5 million shares of the Company's Class A common stock for $39.2 million in accordance with the Company's previously disclosed share repurchase program. See Note 18 "Capital Structure" for a further discussion of the Company's share repurchase program.

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On November 3, 2021, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2021 to holders of record as of December 1, 2021.

On November 3, 2021, the Company's Board of Directors authorized the expansion of the Company's current share repurchase program, increasing the total authorized amount by $750 million to $1,220 million and extended the duration through November 3, 2023. Since the inception of the program through November 3, 2021, the company repurchased approximately 13.4 million shares of Class A Common Stock and Virtu Financial Units for approximately $361.4 million. As of November 3, 2021, the Company has approximately $858.6 million remaining capacity for future purchase of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2021 and 2020 and should be read in conjunction with the consolidated financial statements of Virtu Financial, Inc. (the “Company”) for the period ended September 30, 2021, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2020, which are included in Items 8 and 7, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Acquisition of ITG and KCG

On March 1, 2019, the "ITG Closing Date", we announced the completion of Investment Technology Group, Inc. and its subsidiaries ("ITG") in an all-cash transaction valued at $30.30 per ITG share, for a total of approximately $1.0 billion (the "ITG Acquisition"). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial ("VFH"), and Imapala Borrower LLC (the "Acquisition Borrower"), a subsidiary of the Company, entered into a Credit Agreement (the "Credit Agreement"), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Credit Agreement provided (i) the First Lien Term Loan Facility (as defined below) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) the First Lien Revolving Facility (as defined below), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2021, options to purchase 1,628,750 shares in the aggregate were forfeited and 5,722,095 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2021 in the amount of $60.1 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2021 in the amount of $167.5 million and tax receivable agreement obligation in the amount of $254.7 million, in each case as described in greater detail in Note 5 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of September 30, 2021; and (iv) provision for corporate income tax in the amount of $17.7 million and $97.5 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2021	2020	2021	2020
Total revenue	$409,290	$474,598	$1,635,555	$2,064,300
Total operating expenses	273,415	312,866	921,832	1,053,429
Income before income taxes and noncontrolling interest	135,875	161,732	713,723	1,010,871
Execution Services
Total revenue	132,549	182,680	459,918	500,621
Total operating expenses	125,017	80,651	407,977	362,742
Income before income taxes and noncontrolling interest	7,532	102,029	51,941	137,879
Corporate
Total revenue	2,505	(1,166)	10,408	(2,286)
Total operating expenses	813	10,080	6,185	23,192
Income before income taxes and noncontrolling interest	1,692	(11,246)	4,223	(25,478)
Consolidated
Total revenue	544,344	656,112	2,105,881	2,562,635
Total operating expenses	399,245	403,597	1,335,994	1,439,363
Income before income taxes and noncontrolling interest	$145,099	$252,515	$769,887	$1,123,272

The following table shows our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Trading income, net	$394,265	$441,295	$1,591,840	$1,987,756
Interest and dividends income	9,704	10,932	26,246	46,788
Commissions, net and technology services	135,923	133,853	470,687	452,333
Other, net	4,452	70,032	17,108	75,758
Total revenue	544,344	656,112	2,105,881	2,562,635

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	158,862	196,448	588,885	573,769
Communication and data processing	55,627	51,647	159,824	162,336
Employee compensation and payroll taxes	84,552	35,798	273,172	327,091
Interest and dividends expense	26,586	27,374	75,585	97,656
Operations and administrative	18,228	24,612	65,636	73,480
Depreciation and amortization	16,636	16,656	49,764	50,728
Amortization of purchased intangibles and acquired capitalized software	16,933	18,265	53,087	56,177
Termination of office leases	238	60	5,126	343
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,237	9,916	4,981	27,282
Transaction advisory fees and expenses	167	2,463	150	2,737
Financing interest expense on long-term borrowings	20,179	20,358	59,784	67,764
Total operating expenses	399,245	403,597	1,335,994	1,439,363
Income before income taxes and noncontrolling interest	145,099	252,515	769,887	1,123,272
Provision for income taxes	21,961	52,807	128,611	200,044
Net income	$123,138	$199,708	$641,276	$923,228

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads, while hedging risks. Trading income, net, accounted for 76% and 78% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively.

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

We have a noncontrolling investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), a proprietary trading system based in Tokyo. In connection with the investment, we issued bonds to certain affiliates of JNX and used the proceeds to partially finance the transaction. Revenues or losses are recognized due to the changes in fair value of the investment or fluctuations in Japanese Yen conversion rates within Other, net.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 14 "Income Taxes" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$394,265	$441,295	$1,591,840	$1,987,756
Interest and dividends income	9,704	10,932	26,246	46,788
Commissions, net and technology services	135,923	133,853	470,687	452,333
Brokerage, exchange, clearance fees and payments for order flow, net	(158,862)	(196,448)	(588,885)	(573,769)
Interest and dividends expense	(26,586)	(27,374)	(75,585)	(97,656)
Adjusted Net Trading Income	$354,444	$362,258	$1,424,303	$1,815,452

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$123,138	$199,708	$641,276	$923,228
Financing interest expense on long-term borrowings	20,179	20,358	59,784	67,764
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,237	9,916	4,981	27,282
Depreciation and amortization	16,636	16,656	49,764	50,728
Amortization of purchased intangibles and acquired capitalized software	16,933	18,265	53,087	56,177
Provision for income taxes	21,961	52,807	128,611	200,044
EBITDA	$200,084	$317,710	$937,503	$1,325,223
Severance	1,538	3,030	4,577	7,192
Transaction advisory fees and expenses	167	2,463	150	2,737
Termination of office leases	238	60	5,126	343
Gain on sale of MATCHNow	—	(58,652)	—	(58,652)
Other	(4,225)	(11,138)	(12,827)	(10,157)
Share based compensation	12,930	(4,740)	38,260	37,510
Adjusted EBITDA	$210,732	$248,733	$972,789	$1,304,196

Selected Operating Margins
Net Income Margin (1)	34.7%	55.1%	45.0%	50.9%
EBITDA Margin (2)	56.5%	87.7%	65.8%	73.0%
Adjusted EBITDA Margin (3)	59.5%	68.7%	68.3%	71.8%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$123,138	$199,708	$641,276	$923,228
Provision for income taxes	21,961	52,807	128,611	200,044
Income (loss) before income taxes	145,099	252,515	769,887	1,123,272

Amortization of purchased intangibles and acquired capitalized software	16,933	18,265	53,087	56,177
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,237	9,916	4,981	27,282
Severance	1,538	3,030	4,577	7,192
Transaction advisory fees and expenses	167	2,463	150	2,737
Termination of office leases	238	60	5,126	343
Gain on sale of MATCHNow	—	(58,652)	—	(58,652)
Other	(4,225)	(11,138)	(12,827)	(10,157)
Share based compensation	12,930	(4,740)	38,260	37,510
Normalized Adjusted Net Income before income taxes	173,917	211,719	863,241	1,185,704
Normalized provision for income taxes (1)	41,740	50,813	207,178	284,569
Normalized Adjusted Net Income	$132,177	$160,906	$656,063	$901,135

Weighted Average Adjusted shares outstanding (2)	190,141,600	198,097,715	193,929,595	196,736,969

Normalized Adjusted EPS	$0.70	$0.81	$3.38	$4.58

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2021 and 2020.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2021 and 2020 as well as warrants issued in connection with the Founder Member Loan during the three and nine months ended September 30, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$389,422	$4,843	$—	$394,265
Commissions, net and technology services	8,894	127,029	—	135,923
Interest and dividends income	9,704	—	—	9,704
Brokerage, exchange, clearance fees and payments for order flow, net	(134,849)	(24,013)	—	(158,862)
Interest and dividends expense	(24,469)	(2,117)	—	(26,586)
Adjusted Net Trading Income	$248,702	$105,742	$—	$354,444

	Three Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$441,829	$(534)	$—	$441,295
Commissions, net and technology services	9,391	124,462	—	133,853
Interest and dividends income	10,763	169	—	10,932
Brokerage, exchange, clearance fees and payments for order flow, net	(177,758)	(18,690)	—	(196,448)
Interest and dividends expense	(26,990)	(384)	—	(27,374)
Adjusted Net Trading Income	$257,235	$105,023	$—	$362,258

	Nine Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,571,347	$20,493	$—	$1,591,840
Commissions, net and technology services	32,111	438,576	—	470,687
Interest and dividends income	26,174	72	—	26,246
Brokerage, exchange, clearance fees and payments for order flow, net	(502,828)	(86,057)	—	(588,885)
Interest and dividends expense	(70,905)	(4,680)	—	(75,585)
Adjusted Net Trading Income	$1,055,899	$368,404	$—	$1,424,303

	Nine Months Ended September 30, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,989,176	$(1,420)	$—	$1,987,756
Commissions, net and technology services	9,526	442,807	—	452,333
Interest and dividends income	46,216	572	—	46,788
Brokerage, exchange, clearance fees and payments for order flow, net	(487,234)	(86,535)	—	(573,769)
Interest and dividends expense	(96,062)	(1,594)	—	(97,656)
Adjusted Net Trading Income	$1,461,622	$353,830	$—	$1,815,452

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$248,702	$257,235	(3.3)%
Execution Services	105,742	105,023	0.7%
Adjusted Net Trading Income	$354,444	$362,258	(2.2)%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$3,886	$4,019	(3.3)%
Execution Services	1,652	1,641	0.7%
Average Daily Adjusted Net Trading Income	$5,538	$5,660	(2.2)%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$1,055,899	$1,461,622	(27.8)%
Execution Services	368,404	353,830	4.1%
Adjusted Net Trading Income	$1,424,303	$1,815,452	(21.5)%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2021	2020	% Change
Market Making	$5,616	$7,733	(27.4)%
Execution Services	1,960	1,872	4.7%
Average Daily Adjusted Net Trading Income	$7,576	$9,605	(21.1)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total Revenues

Our total revenues decreased $111.8 million, or 17.0%, to $544.3 million for the three months ended September 30, 2021, compared to $656.1 million for the three months ended September 30, 2020. The decrease was primarily driven by a decrease of $47.0 million in Trading income, net, which was driven by lower market volatility across global markets and major asset categories during the three months ended September 30, 2021 compared to the same period in 2020, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of the COVID-19 pandemic and the governmental and other responses thereto. Additionally, Other, net declined $65.6 million primarily attributable to the sale of MATCHNow on August 4, 2020.

The following table shows total revenues by segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
(in thousands, except for percentage)	2021	2020	% Change
Market Making
Trading income, net	$389,422	$441,829	(11.9)%
Interest and dividends income	9,704	10,763	(9.8)%
Commissions, net and technology services	8,894	9,391	(5.3)%
Other, net	1,270	12,615	(89.9)%
Total revenues from Market Making	$409,290	$474,598	(13.8)%

Execution Services
Trading income, net	$4,843	$(534)	NM
Interest and dividends income	—	169	(100.0)%
Commissions, net and technology services	127,029	124,462	2.1%
Other, net	677	58,583	(98.8)%
Total revenues from Execution Services	$132,549	$182,680	(27.4)%

Corporate
Other, net	$2,505	$(1,166)	NM
Total revenues from Corporate	$2,505	$(1,166)	NM

Consolidated
Trading income, net	$394,265	$441,295	(10.7)%
Interest and dividends income	9,704	10,932	(11.2)%
Commissions, net and technology services	135,923	133,853	1.5%
Other, net	4,452	70,032	(93.6)
Total revenues	$544,344	$656,112	(17.0)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $47.0 million, or 10.7%, to $394.3 million for the three months ended September 30, 2021, compared to $441.3 million for the three months ended September 30, 2020. The decrease was primarily driven by the lower market volatility across global markets and major asset categories during the three months ended September 30, 2021 compared to the same period in 2020, which experienced elevated levels of market volatility largely due to the impacts of the COVID-19 and the governmental and other responses thereto. Average daily realized volatility of the S&P 500 Index decreased 34.6% during the period as compared to the prior period, while average daily U.S. equity consolidated volumes decreased 1.8%. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $1.2 million, or 11.2%, to $9.7 million for the three months ended September 30, 2021, compared to $10.9 million for the three months ended September 30, 2020. This decrease was primarily attributable to the lower interest income earned on cash collateral posted as part of securities borrowing transactions as well as a reduction in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues remained fairly consistent, increasing $2.1 million, or 1.5%, to $135.9 million for the three months ended September 30, 2021, compared to $133.9 million for the three months ended September 30, 2020.

Other, net. Other, net decreased $65.6 million, or 93.6%, to $4.5 million for the three months ended September 30, 2021, compared to $70.0 million for the three months ended September 30, 2020. The decrease was primarily due to a $56.2 million gain recorded on the sale of MATCHNow in the third quarter of 2020 (see Note 3 "Sale of MATCHNow" of Part I Item I "Financial Statements" of this Quarterly Report on Form 10-Q for details on the MATCHNow Sale).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $7.8 million, or 2.2%, to $354.4 million for the three months ended September 30, 2021, compared to $362.3 million for the three months ended September 30, 2020. This decrease was primarily attributable to lower Trading income, net in the Market Making segment driven by lower market volatility across major asset categories during the three months ended September 30, 2021 compared to the same period in 2020. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility decreased 34.6% and 59.1%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes decreased 1.8%. Adjusted Net Trading Income per day decreased $0.1 million, or 2.2%, to $5.5 million for the three months ended September 30, 2021, compared to $5.7 million for the three months ended September 30, 2020. There were 64 trading days for both the three months ended September 30, 2021 and 2020. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $4.4 million, or 1.1%, to $399.2 million for the three months ended September 30, 2021, compared to $403.6 million for the three months ended September 30, 2020. The decrease in operating expenses is primarily due to a decrease in brokerage, exchange, clearance fees and payments for order flow, net and debt issue cost related to debt refinancing, prepayment and commitment fees, partially offset by an increase in employee compensation and payroll taxes and other operating expenses described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $37.6 million, or 19.1%, to $158.9 million for the three months ended September 30, 2021, compared to $196.4 million for the three months ended September 30, 2020. This decrease was primarily attributable to the decrease in market volatility during the three months ended September 30, 2021 compared to the same period in 2020. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $4.0 million, or 7.7%, to $55.6 million for the three months ended September 30, 2021, compared to $51.6 million for the three months ended September 30, 2020. This increase was primarily due to increased connectivity spending on colocation, subscriber connections and trading membership fees.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $48.8 million, or 136.2%, to $84.6 million for the three months ended September 30, 2021, compared to $35.8 million for the three months ended September 30, 2020. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.7 million for both the three months ended September 30, 2021, and 2020.

Interest and dividends expense. Interest and dividends expense decreased $0.8 million or 2.9% to $26.6 million for the three months ended September 30, 2021, compared to $27.4 million for the three months ended September 30, 2020. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as part of securities lending transactions, as well as a reduction in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $6.4 million or 25.9%, to $18.2 million for the three months ended September 30, 2021, compared to $24.6 million for the three months ended September 30, 2020. This decrease was driven primarily by increased subleasing, combined with on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization remained consistent at $16.6 million for the three months ended September 30, 2021, compared to $16.7 million for the three months ended September 30, 2020.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $1.3 million, or 7.3%, to $16.9 million for the three months ended September 30, 2021, compared to $18.3 million for the three months ended September 30, 2020. This decrease was due to certain technology intangible assets acquired in connection with the KCG Acquisition being fully amortized.

Termination of office leases. Termination of office leases remained consistent at $0.2 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. These expenses are related to the impairment of leasehold improvements and fixed assets for certain abandoned office space as part of the effort to integrate and consolidate office space in connection with the Acquisition of KCG and the ITG Acquisition.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $8.7 million, or 87.5%, to $1.2 million for the three months ended September 30, 2021, compared to $9.9 million for the three months ended September 30, 2020. The decrease was primarily driven by the prepayment of $100.0 million made during the third quarter of 2020.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $2.3 million, or 93.2%, to $0.2 million for the three months ended September 30, 2021, compared to $2.5 million during the three months ended September 30, 2020. These expenses were primarily incurred in the prior period related to the sale of MATCHNow, as discussed in Note 3 "Sale of MATCHNow" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings remained consistent at $20.2 million for the three months ended September 30, 2021, compared to $20.4 million for the three months ended September 30, 2020.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $22.0 million, 15.1% for the three months ended September 30, 2021, compared to $52.8 million, 20.9% for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total Revenues

Our total revenues decreased $456.8 million, or 17.8%, to $2,105.9 million for the nine months ended September 30, 2021, compared to $2,562.6 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease of $395.9 million in Trading income, net, which was primarily driven by lower market volatility during the nine months ended September 30, 2021 compared to the prior period. Additionally, Other, net declined $58.7 million primarily attributable to the sale of MATCHNow on August 4, 2020.

The following table shows the total revenues by segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2021	2020	% Change
Market Making
Trading income, net	$1,571,347	$1,989,176	(21.0)%
Interest and dividends income	26,174	46,216	(43.4)%
Commissions, net and technology services	32,111	9,526	237.1%
Other, net	5,923	19,382	(69.4)%
Total revenues from Market Making	$1,635,555	$2,064,300	(20.8)%

Execution Services
Trading income, net	$20,493	$(1,420)	NM
Interest and dividends income	72	572	(87.4)%
Commissions, net and technology services	438,576	442,807	(1.0)%
Other, net	777	58,662	(99)%
Total revenues from Execution Services	$459,918	$500,621	(8.1)%

Corporate
Other, net	$10,408	$(2,286)	NM
Total revenues from Corporate	$10,408	$(2,286)	NM

Consolidated
Trading income, net	$1,591,840	$1,987,756	(19.9)%
Interest and dividends income	26,246	46,788	(43.9)%
Commissions, net and technology services	470,687	452,333	4.1%
Other, net	17,108	75,758	(77.4)%
Total revenues	$2,105,881	$2,562,635	(17.8)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $395.9 million, or 19.9%, to $1,591.8 million for the nine months ended September 30, 2021, compared to $1,987.8 million for the nine months ended September 30, 2020. The decrease was primarily driven by lower market volatility during the nine months ended September 30, 2021 compared to the same period of 2020, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of the COVID-19 and the governmental and other responses thereto. Average daily realized volatility of the S&P 500 Index decreased 55.4% compared to the prior period, and the average daily realized volatility of the CVIX decreased 64.4% compared to prior period. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $20.5 million, or 43.9%, to $26.2 million for the nine months ended September 30, 2021, compared to $46.8 million for the nine months ended September 30, 2020. This decrease was primarily attributable to lower interest income earned on cash collateral posted as part of securities borrowed transactions driven by lower interest rates as well as a reduction in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $18.4 million, or 4.1%, to $470.7 million for the nine months ended September 30, 2021, compared to $452.3 million for the nine months ended September 30, 2020. The increase was primarily attributable to higher trading volumes in U.S. equities. Average daily U.S. equities consolidated volumes increased 11.1% compared to prior period. As indicated above, rather than analyzing commissions, net and technology services in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $58.7 million, or 77.4%, to $17.1 million for the nine months ended September 30, 2021, compared to $75.8 million for the nine months ended September 30, 2020. The decrease was primarily due to a $56.2 million gain recorded on the sale of MATCHNow in the third quarter 2020 (see Note 3 "Sale of MATCHNow" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on the MATCHNow sale).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $391.1 million, or 21.5%, to $1,424.3 million for the nine months ended September 30, 2021, compared to $1,815.5 million for the nine months ended September 30, 2020. This decrease was primarily attributable to lower Trading Income, net (described above), driven by lower market volatility during the nine months ended September 30, 2021 compared to the prior period, and higher Brokerage, exchange, clearance fees and payments for order flow, net (described below) incurred by Market Making. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility decreased 55.4% and 64.4%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 11.1%. Adjusted Net Trading Income per day decreased $2.0 million, or 21.1%, to $7.6 million for the nine months ended September 30, 2021, compared to $9.6 million for the nine months ended September 30, 2020. The number of trading days was 188 days for the nine months ended September 30, 2021 and 189 days for the nine months ended September 30, 2020. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $103.4 million, or 7.2%, to $1,336.0 million for the nine months ended September 30, 2021, compared to $1,439.4 million for the nine months ended September 30, 2020. The decrease in operating expenses was primarily due to lower employee compensation and payroll taxes, interest and dividends expense, and debt issue cost related to debt refinancing, prepayment, and commitment fees, offset by an increase in Brokerage, exchange, clearance fees and payments for order flow, net compared to the same period in the prior year, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $15.1 million, or 2.6%, to $588.9 million for the nine months ended September 30, 2021, compared to $573.8 million for the nine months ended September 30, 2020. This increase was primarily attributable to increases in volumes from our broker-dealer clients eligible for payments for order flow, driven by higher participation of retail investors in the market during the quarter compared to the prior year. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $2.5 million, or 1.5%, to $159.8 million for the nine months ended September 30, 2021, compared to $162.3 million for the nine months ended September 30, 2020. This decrease was primarily attributable to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing services and subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $53.9 million, or 16.5%, to $273.2 million for the nine months ended September 30, 2021, compared to $327.1 million for the nine months ended September 30, 2020. The decrease in compensation levels was primarily attributable to a reduction in accrued incentive compensation in the current period, relative to the prior period, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability, as well as a result of one-time cash bonuses awarded in the first quarter of 2020 to certain employees to mitigate the effects of the COVID-19 pandemic.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $26.7 million and $28.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest and dividends expense. Interest and dividends expense decreased $22.1 million, or 22.6%, to $75.6 million for the nine months ended September 30, 2021, compared to $97.7 million for the nine months ended September 30, 2020. This decrease was primarily attributable to lower interest expense incurred on cash collateral received as well as a reduction in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $7.8 million, or 10.7%, to $65.6 million for the nine months ended September 30, 2021, compared to $73.5 million for the nine months ended September 30, 2020. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization decreased $1.0 million, or 1.9%, to $49.8 million for the nine months ended September 30, 2021, compared to $50.7 million for the nine months ended September 30, 2020. This decrease was primarily attributable to certain assets being fully depreciated in 2020 partially offset by an increase in capital expenditures on telecommunication, networking, and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $3.1 million, or 5.5%, to $53.1 million for the nine months ended September 30, 2021, compared to $56.2 million for the nine months ended September 30, 2020. This decrease was primarily attributable to certain intangible assets being fully amortized in 2020.

Termination of office leases. Termination of office leases was $5.1 million for the nine months ended September 30, 2021, compared to $0.3 million for the nine months ended September 30, 2020. Expense from termination of office leases was due to the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain abandoned office space as part of the efforts to integrate and consolidate office space in connection with the Acquisition of KCG and the ITG Acquisition.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $22.3 million, or 81.7%, to $5.0 million for the nine months ended September 30, 2021, compared to $27.3 million for the nine months ended September 30, 2020. The amount for the nine months ended September 30, 2020 was primarily driven by the amortization of debt issue costs related to the addition of the Founder Member Loan Facility in March 2020, which expired as of September 20, 2020, costs incurred related to Amendment No. 2 to the Credit Agreement (as defined below), and the prepayment of $288.5 million made during the the nine months ended September 30, 2020. See Note 9 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $2.6 million, or 94.5%, to $0.2 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020. These expenses were primarily incurred in prior years related to the ITG Acquisition and Acquisition of KCG, for which we incurred significant transaction advisory fees.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $8.0 million, or 11.8%, to $59.8 million for the nine months ended September 30, 2021, compared to $67.8 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in outstanding principal as a result of prepayments made during the nine months ended September 30, 2020, as discussed in Note 9 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, in addition to lower interest rates.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $128.6 million, 16.7% for the nine months ended September 30, 2021, compared to a provision for income taxes of $200.0 million, 17.8% for the nine months ended September 30, 2020.

Liquidity and Capital Resources

General

As of September 30, 2021, we had $683.8 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2021, we had borrowings under our prime brokerage credit facilities of approximately $202.5 million, borrowings under our broker dealer facilities of $178.0 million, short-term bank overdrafts of $136.7 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,631.2 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiary, as discussed in Note 9 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 5 "Tax Receivable Agreements" to the condensed consolidated financial statements included in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.9 million to $21.7 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, our third payment of $13.3 million in March 2020, and our fourth payment of $16.5 million in April 2021. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary, Virtu Americas LLC ("VAL") is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. VAL is a registered U.S. broker-dealer, and its primary regulators include the SEC and the Financial Industry Regulatory Authority ("FINRA").

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC and FINRA for certain capital withdrawals. VAL is also subject to rules set forth by NYSE and is required to maintain a certain level of capital in connection with the operation of its designated market maker business.

Our Canadian subsidiaries, Virtu ITG Canada Corp. and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the the Investment Industry Regulatory Organization of Canada. Our Irish subsidiaries, Virtu Financial Ireland Limited ("VFIL") and Virtu ITG Europe Limited ("VIEL") are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VIEL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Singapore Pte Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, and the Monetary Authority of Singapore, respectively.

See Note 20 "Regulatory Requirement" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2021, the outstanding principal balance on our broker-dealer facilities was $178.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $202.5 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

We were in compliance with all applicable covenants under the Amended Credit Agreement as of September 30, 2021.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
Net cash provided by (used in):	2021	2020
Operating activities	$374,522	$483,598
Investing activities	(65,440)	3,444
Financing activities	(550,322)	(598,220)
Effect of exchange rate changes on cash and cash equivalents	(11,452)	3,860
Net decrease in cash and cash equivalents	$(252,692)	$(107,318)

Operating Activities

Net cash provided by operating activities was $374.5 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of $483.6 million for the nine months ended September 30, 2020. The decrease in net cash provided by operating activities was primarily attributable to lower revenues, and an increase in trading assets, at fair value, for the nine months ended September 30, 2021 compared to the prior period.

Investing Activities

Net cash used in investing activities was $65.4 million for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $3.4 million for the nine months ended September 30, 2020. The increase in cash used in investing activities for the nine months ended September 30, 2021 was primarily attributable to an increase in contributions to our strategic investments in the current period, offset by the sale of MATCHNow in the prior period.

Financing Activities

Net cash used in financing activities was $550.3 million for the nine months ended September 30, 2021, while net cash used in financing activities was $598.2 million for the nine months ended September 30, 2020. The cash used in financing activities for the nine months ended September 30, 2021 was primarily attributable to $430.6 million in dividends to stockholders and distributions made to noncontrolling interests and $320.2 million in purchases of treasury stock, partially offset by the proceeds of $249.6 million of short term borrowings. The cash used in financing activities of $598.2 million during the same period of 2020 primarily reflects net dividends to stockholders and distributions to noncontrolling interests and repayment of long term borrowings.

Share Repurchase Program

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2021, the Company repurchased approximately 12.5 million shares of Class A Common Stock and Virtu Financial Units for approximately $337.5 million. As of September 30, 2021, the Company has approximately of $132.5 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We believe inflation has not had a material effect on our financial condition as of September 30, 2021, and December 31, 2020, or on our results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. See Note 10 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2021, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2021 and December 31, 2020 was $4.0 billion and $3.1 billion, respectively, in long positions and $2.9 billion and $2.9 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 20.5% and 26.1% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and approximately 20.3% and 20.2% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $11.1 million and $17.2 million for the three months ended September 30, 2021 and 2020 respectively, and $42.7 million and $51.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	1,043,846	$26.61	1,042,900	$243,670,314

August 1, 2021 - August 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	3,391,961	$25.84	3,383,168	$156,238,886

September 1, 2021 - September 30, 2021
Class A Common Stock / Virtu Financial Units repurchases	984,079	$24.29	975,864	$132,536,635
Total Common Stock / Virtu Financial Unit repurchases	5,419,886	$25.71	5,401.932	$132,536,635
(1) Includes the repurchase of 5,489 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2021.

On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2021, the Company repurchased approximately 12.5 million shares of Class A Common Stock and Virtu Financial Units for approximately $337.5 million. As of September 30, 2021, the Company has approximately of $132.5 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Virtu Financial, Inc.

DATE:	November 3, 2021	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 3, 2021	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer