Form 10-K
period 2021-12-31
Virtu Financial, Inc.
filed 2022-02-18
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway		10019
New York,	New York
(Address of principal executive offices)		(Zip Code)
 (212) 418-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIRT	The NASDAQ Stock Market LLC
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

Class of Stock	Shares Outstanding as of February 18, 2022
Class A common stock, par value $0.00001 per share	108,772,950
Class C common stock, par value $0.00001 per share	9,053,155
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $5,205 million, based on the closing price of $27.63 per share as reported by NASDAQ on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2022 Proxy Statement”) for its 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•the continuing impacts of COVID-19 and the governmental and other responses thereto, including but not limited to the risk of employees and executives contracting COVID-19 and the deployment of our business continuity plan pursuant to which a significant number of our employees may work remotely and our return to office plan, each of which may increase operational risk, as well as increases in market, counterparty and other forms of operational risk;
•volatility in levels of overall trading activity;
•dependence upon trading counterparties and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•enhanced regulatory and media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics and both the impact of potential changes in regulation or law which could have an adverse effect on our business as well as the potential impact upon public perception of us or of companies in our industry;
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
•the effect of the Acquisition of KCG and the ITG Acquisition (as defined below) on ongoing business operations generally, including the assumption of potential liabilities and risks relating to these historical acquisitions;
•capacity constraints, system failures, and delays;

•dependence on third-party infrastructure or systems;
•use of open source software;
•failure to protect or enforce our intellectual property rights in our proprietary technology;
•failure to protect confidential and proprietary information;
•failure to protect our systems from internal or external cyber threats that could result in damage to our computer systems, business interruption, loss of data, monetary payment demands or other consequences;
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
ITEM 1. BUSINESS

Overview

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset infrastructure, we provide our clients a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, Exchange Traded Funds ("ETFs"), foreign exchange, futures, fixed income, cryptocurrencies, and myriad other commodities. Our integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

We believe that technology-enabled market makers like Virtu serve an important role in maintaining and improving the overall health and efficiency of the global capital markets by providing market participants with an efficient means to transfer risk and analyze the quality of execution. We believe that market participants benefit from the increased liquidity, lower overall trading costs and execution transparency that Virtu provides.

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

We primarily conduct our Americas equities business through our SEC registered broker‑dealer, Virtu Americas, LLC ("VAL"). We are registered with the Central Bank of Ireland ("CBI") and the Financial Conduct Authority ("FCA") in the UK for our European trading, the Investment Industry Regulatory Organization of Canada (“IIROC”) and the Ontario Securities Commission for our Canadian trading, and the Monetary Authority of Singapore ("MAS"), Securities and Futures Commission of Hong Kong ("SFC"), and Australian Securities and Investments Commission ("ASIC") for our Asia-Pacific (“APAC”) trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and other matters that may affect our business and the operation of the financial markets and advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York, New York and our offices in Boston, Massachusetts, Austin, Texas, Chicago, Illinois, Short Hills, New Jersey, and Palm Beach Gardens, Florida. Abroad, we conduct our business through trading centers located in London, England, Dublin, Ireland, Paris, France, Singapore, Hong Kong, Toronto, Canada, and Sydney, Australia.

Market Making

Our Market Making segment principally consists of market making in the cash, futures, and options markets across global equities, fixed income, currencies, cryptocurrencies, and commodities. As a leading, low‑cost market maker dedicated to improving efficiency and providing liquidity across multiple asset classes and geographies, we aim to provide critical market functionality and robust price competition in the securities and other financial instruments in which we provide liquidity. The scale and diversity of our market making activities provide added liquidity and transparency to the financial markets, which we believe are necessary and valuable components to the efficient functioning of markets and benefit all market participants. We support transparent and efficient, technologically advanced marketplaces, and advocate for legislation and regulation that promotes fair and transparent access to the financial markets.

As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, Electronic Communications Networks ("ECNs)" and on alternative trading systems (“ATSs”). As a complement to electronic market making, our cash trading business handles specialized orders and transacts on the OTC Link ATS operated by OTC Markets Group Inc.

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

We generally compete based on execution quality, market coverage, and client service. In direct-to-client electronic market making in U.S. equities, execution quality is generally measured based on factors that include speed of execution, fulfillment rates, opportunity and amounts of price improvement, using metrics defined in SEC Rule 605. In other asset classes, metrics for execution quality are not prescribed by applicable regulation, and in many cases, are client defined.

We continually work to provide clients with high quality, low-cost trade executions that enable them to satisfy their fiduciary obligation to seek the best execution on behalf of their customer. We continually refine our automated order routing models so that we may remain competitive.

Global Equities

We trade over 25,000 listed and over-the-counter ("OTC") securities including, among others, equity related futures and exchange traded products ("ETPs"), on sixteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the NASDAQ, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

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

As ETPs and other similar products have proliferated both domestically and internationally, demand has increased for trading the underlying assets or hedging such funds. Our technology has enabled us to expand into providing liquidity to this growing area by making markets across these assets in a variety of trading venues globally. We are authorized participants, and can create and/or redeem ETPs.

Global Fixed Income, Currencies and Commodities (“FICC”), Options, and Other

Our Fixed Income market making includes our activity in U.S. Treasury securities and other sovereign debt, corporate bonds, and other debt instruments. We trade these products on a variety of specialized exchanges, direct to counterparties, and other trading venues, including BrokerTec, eSpeed, DealerWeb, Bloomberg, Tradeweb, MarketAxess, and BGC’s Fenics UTS.

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 80 currencies, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. We are a leading participant in the major foreign exchange venues, including LSEG, Currenex, Cboe FX and CME.

Our Commodities market making takes place on the CME, ICE, and Nasdaq Futures in crude oil, natural gas, heating oil, and gasoline futures. We trade approximately 100 energy products and futures on the ICE, CME, and TOCOM. We also actively trade precious metals, including gold, silver, platinum and palladium, as well as base metals such as aluminum and copper.

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE and NYSE Arca) and on the U.S. futures exchanges, as well as our activity in cryptocurrencies. Our cryptocurrency market making includes spot, perpetuals, futures, and ETFs and takes place across eight venues and exchanges.

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

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2021, our Execution Services segment did not have any client that accounted for more than 10% of our total commissions earned.

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

We have a Chief Risk Officer (“CRO”) who reports independently into the Board Risk Committee. We also have a Risk Advisory Committee, which includes key personnel from each of our regions globally and comprises our CRO and our Chief Compliance Officer (“CCO”), members of our senior management team, senior technologists and traders, and certain other senior officers. Our Risk Advisory Committee provides advice to our CRO and our senior management team in connection with our key risk management policies, procedures and risk limits. Our Board of Directors, through the Board Risk Committee, is periodically apprised of risk events, risk profiles, trends and the activities of our Risk Advisory Committee, including our risk management policies, procedures and controls.

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
◦Our market making system continuously evaluates the listed securities and other financial products in which we provide bid and offer quotes and changes its bids and offers in such a way as to minimize exposure to directional price movements. The speed of communicating with exchanges and market centers is maximized through continuous software and network engineering innovation, allowing us to achieve real‑time controls over market exposure. We connect to exchanges and other electronic venues through a network of co‑location facilities around the world that are monitored 24 hours a day, five days a week, by our staff of experienced network professionals;
◦Our clearing system captures trades in real-time and performs automated reconciliations of trades and positions, corporate action processing, options exercises, securities lending and inventory management, allowing us to effectively manage operational risk; and
◦Software developed to support our market making systems performs daily profit and loss and position reconciliations.

Additionally, we conduct after event reviews where operational issues are evaluated and risk mitigations are identified and subsequently implemented.

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

We rely on technology and automation to perform many functions within Virtu. Cyber threats are a risk that we are exposed to as a result of our heavy reliance on technology. These threats could include the introduction of malicious code or unauthorized access, and could result in data loss or destruction, business interruption, financial loss, and the unavailability of service and other risks. We have taken steps to mitigate the various cyber threats, and we devote resources to maintain and regularly upgrade our systems and networks and review the ever-changing threat landscape. Cybersecurity risk is managed as part of our overall information technology risk framework under the direction of our Chief Information Security Officer. We periodically review policies and procedures to seek to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement technology solutions that enhance preventive and detection capabilities. We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. However, such insurance may be insufficient to cover all losses or may not provide any coverage.

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

Human Capital Resources

As of February 11, 2022, we had approximately 973 employees, located in nine countries around the world, all of whom were employed on a full‑time basis and in good standing. The approximate regional representation of our workforce is as follows: 73% Americas, 17% EMEA and 10% APAC. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

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

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace. In 2020, we formed a Diversity and Inclusion Committee (now known as the Diversity, Equity and Inclusion Committee, the "DE&I Committee") to help further these goals and objectives. The DE&I Committee has focused on broadening recruitment efforts, increasing awareness of diversity and inclusiveness related issues through internal trainings and communications, and internal and external mentorship, including mentorships with New York City high school students. Additionally, we have hosted an annual Women's Winternship program since 2019, which provides a week-long internship program aimed at introducing sophomore-level female college students to a career path in financial services and features over 30 instructors across the firm from various business lines and disciplines.

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

We conduct our APAC market making, including most of our cryptocurrency market making activity from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is registered with the MAS for an investment incentive arrangement. We conduct our APAC execution services trading activity from Singapore, Hong Kong, and Australia through our subsidiaries Virtu ITG Singapore Pte. Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Australia Limited. Virtu ITG Singapore Pte. Limited is a holder of a Capital Markets Services License from the MAS, which is its principal regulator. Virtu ITG Hong Kong Limited is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer’s license issued by the SFC, which is its principal regulator. Virtu ITG Australia Limited is a market participant of the Australian Securities Exchange (“ASX”) and Chi-X Australia Limited, and is also a holder of an Australian Financial Services License issued by the ASIC. Virtu ITG Australia Limited’s principal regulators are the ASX and ASIC.

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

Rulemaking by these and other regulators (foreign and domestic), including resulting market structure changes, has had an impact on our regulated subsidiaries by directly affecting our method of operation and, at times, our profitability. Legislation can impose, and has imposed, significant obligations on broker‑dealers, including our regulated subsidiaries. These increased obligations require the implementation and maintenance of internal practices, procedures and controls, and the need for additional employee resources, and have increased our costs, and may subject us to government and regulatory inquiries, claims or penalties. Changes in market structure can also necessitate restructuring our operations for compliance in certain jurisdictions which has cost implications.

Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market, the revocation or limitation of licenses and/or business activities, the issuance of cease‑and‑desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons. From time to time, we are the subject of requests for information and documents from the SEC, FINRA and other regulators which could lead to administrative or court proceedings. It is our practice to cooperate and comply with the requests for information and documents. Regulatory inquiries can require substantial expenditures of time and money and can have an adverse impact on our reputation, customer relationship and profitability.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may also be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, future legislative or regulatory changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations. Regulators may propose market structure changes particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

The SEC and other SROs have enacted and are actively considering rules that may affect our operations and profitability. Among these potential changes are bans on payment for order flow; changes to Regulation NMS that would alter the market structure for NMS securities in ways that would disfavor the current competing market center model and lessen the amount of volume executed off exchange in favor of a central limit order book model or other centralized model for order interaction; and revisions to SEC Rule 3b-16, Regulation ATS, and Regulation SCI. These potential changes would increase the number of technology platforms that meet the definition of an exchange and would then be required to register as an exchange or alternatively operate as an ATS, and/or operate under the more complex and costly Regulation SCI regime. Proposed changes to Regulation ATS would revise the format of Form ATS required to be filed and would impose additional disclosures and costs to rewrite and refile those forms. These changes and others may impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.

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

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID II represented significant change in the operation of European capital markets and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II contains detailed rules as to the types of platform upon which European equities trading can be conducted, including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third country venues. MiFID II also requires market makers, such as VFIL, to post firm quotes at competitive prices and contains supplemental requirements with regards to investment firms’ pre-trade risk controls relating to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime is currently under review, with European Union authorities proposing to make further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares”, on February 17, 2020, a European Commission public consultation on the review of the MiFIDII/MiFIR regulatory framework and on December 18, 2020 an ESMA Consultation Paper entitled "MiFID II/MiFIR Review Report on Algorithmic Trading". In its communication on “The European economic and financial system: fostering openness, strength and resilience” of January 19, 2021, the European Commission confirmed its intention to propose to make changes with a view to improving simplifying and further harmonizing capital markets’ transparency as part of the review of the MiFID II and MiFIR framework. On November 25, 2021, the European Commission published a “Proposal for a Directive of the European Parliament and of the Council amending Directive 2014/65/EU on markets in financial instruments” which is currently under comment from the E.U. Member States. Further, in light of the U.K.'s withdrawal of its membership from the E.U., which is commonly referred to as "Brexit", the passporting regime under MiFID II, which enables firms to provide services to countries across the E.U., no longer encompasses the U.K. VFIL and VIEL continue to service U.K. clients by means of their London branches, however, in light of Brexit, these branches operate in the U.K. not on the basis of MiFID II passporting rights, but on the basis of the U.K. FCA's Temporary Permissions Regime, pursuant to which the London branches of VFIL and VIEL are deemed to be authorized and regulated by the FCA. The U.K. FCA’s Temporary Permissions Regime is due to come to an end at the end of 2022. During the course of 2022, VIEL and VFIL will go through an authorization process with the FCA to secure the appropriate authorizations under the prevailing U.K. regulatory framework to seek to ensure the long-term operational footprint of VIEL and VFIL’s branches in the U.K.

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

Certain of our subsidiaries are subject to regulatory capital rules of the SEC, FINRA, other SROs and foreign regulators. These rules, which specify minimum capital requirements for our regulated subsidiaries, are designed to measure the general financial integrity and liquidity of a broker‑dealer and require that at least a minimum part of its assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. See “Item 1A. Risk Factors - Risks Related to Our Business - Non-compliance with applicable laws or regulatory requirements could subject us to sanctions and could negatively impact our reputation, prospects, revenues and earnings.”

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

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement (as defined below), and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 62.7% interest in Virtu Financial at December 31, 2021. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain members of the management of Virtu Financial, and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 85.4% of the combined voting power of our outstanding common stock as of December 31, 2021. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

We have completed two significant acquisitions over the past five years that have expanded and complemented Virtu Financial's original electronic trading and market making business. On July 20, 2017 (the "KCG Closing Date"), the Company completed the all-cash acquisition (the "Acquisition of KCG") of KCG Holdings, Inc. ("KCG").

On March 1, 2019 (the “ITG Closing Date”), we completed our acquisition of Investment Technology Group, Inc. (“ITG”) in an all-cash transaction (the “ITG Acquisition”). As described in “Acquisition of Investment Technology Group,

Inc.” below, ITG was a global financial technology company that offered a suite of trading and financial technology products to help leading brokers and asset managers improve returns for investors around the world. ITG empowered traders and investors to reduce the end-to-end cost of implementing investment decisions via liquidity, execution, analytics and workflow technology solutions.

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

Our Investor Relations Department can be contacted at Virtu Financial, Inc., 1633 Broadway, New York, NY, 10019, Attn: Investor Relations, e-mail: investor_relations@virtu.com.

From time to time, we use our website, public conference calls, and social media channels, including our Twitter account (twitter.com/virtufinancial), our LinkedIn account (linkedin.com/company/virtu-financial), and our Instagram account (instagram.com/virtu.financial), as additional means of disclosing public information to investors, the media and others interested in us. It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in us to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and our social media channels is not incorporated by reference into this Annual Report on Form 10-K.

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
•We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation or monetary damages as a consequence.
•Our business may be harmed by computer and communication systems malfunctions, human error, failures and delays.
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
•We may be subject to increased risks or business disruption, incur losses or suffer reputational harm in relation to or as a result of climate change.
•Cryptocurrency is an emerging asset class that carries unique risk, including the risk of financial loss.

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
•Brexit continues to pose a risk of negatively impacting the global economy, financial markets and our business.
•In connection with our historical acquisitions, the Company is subject to potential liabilities that could materially and adversely affect our business.

Organization and Structure

•We are a holding company and our principal asset is our 62.7% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.
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

The ongoing coronavirus (COVID-19) pandemic has caused significant disruption in the international and United States economies and financial markets, and has caused, among other matters, illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, travel, and financial transactions, labor shortages, supply chain interruptions and product shortages and overall economic and financial market instability. The full impact this virus may have on the global financial markets and the overall economy is not currently known. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•Employees, including our senior executives, contracting COVID-19;
•Reductions in our operating effectiveness or efficiency or increases in risk as a result of the implementation of our business continuity plan, under which a significant number of our employees work from home, and potential disruptions or adverse impacts as and when we implement a return to office policy for certain employees;
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

We continue to monitor the development of existing, and emergence of new, COVID-19 variants and take designed precautions to protect the safety and well-being of our employees, customers and business partners. However, we cannot be certain that the steps we have taken or will take will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to perform their functions.

The further spread of the COVID-19 outbreak, including potential new variants, may materially disrupt financial activity generally and in the areas in which we operate. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries' business, operations, consolidated financial condition, and consolidated results of operations.

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

The majority of our market making revenue for 2021 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on our business, financial condition and operating results.

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

Similarly, changes in applicable laws, regulations or rules promulgated by exchanges could conceivably prevent us from providing liquidity directly to clients or counterparties to an exchange or other trading venue where we provide liquidity today. Recent regulatory attention on U.S. equities market structure, including the practice of wholesale market making and other forms of off exchange trading, may increase the likelihood of such a proposed change or change and is discussed in further detail in “Item 1A. Risk Factors—Legal and Regulatory Risks. Though our revenues are diversified across exchanges and other trading venues, asset classes and geographies, the loss of access to one or more significant clients or counterparties, exchanges or other trading venues for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, elevated levels of volume and volatility, which have and may continue to result in material increases in our trading activities both in our market making segment and in our execution services segment, have previously and may in the future result in significantly increased margin requirements with the National Securities Clearing Corporation (“NSCC”), the Options Clearing Corporation (“OCC”), as well as certain prime brokers, clearing brokers, and other counterparties. In order to manage these increased daily funding obligations, we have taken and may continue to have to take measures to increase available short-term liquidity and to reduce our short-term funding requirements, which may require us to depend on additional sources of liquidity and upon the availability of third parties for services such as trade clearing, and have required and may continue to require us to limit certain of our activities in certain asset classes or products. If such sources of short-term liquidity or third-party services are not available, or if we encounter challenges obtaining such short-term liquidity or third-party services on terms favorable to us or at all, then our business, financial condition and results of operations may be adversely impacted.

We have a substantial amount of indebtedness, which could negatively impact our business and financial condition, and may limit our flexibility in operating our business.

As of December 31, 2021, we had an aggregate of $1,630.5 million outstanding indebtedness under our long-term borrowings, which was subsequently increased to $1.8 billion in connection with a refinancing transaction entered into on January 13, 2022 which is discussed in further detail in Note 26 “Subsequent Events” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $400.0 million, under which we had $58.0 million of borrowings outstanding as of December 31, 2021. We are also a party to a $600.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2021. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $616.0 million under which we had $177.1 million in borrowings outstanding at December 31, 2021.

    The credit agreement entered into on March 1, 2019 by and among Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent (as amended on October 9, 2019 and as further amended from time to time, the “Acquisition Credit Agreement”) contained, and the credit agreement entered into on January 13, 2022 by and among VFH, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation or monetary damages as a consequence.

Our business relies on technology and automation to perform significant functions within our firm. Because of our reliance on technology, we may be susceptible to various forms of cyber-attacks by third parties or insiders. Though we take steps to mitigate the various cyber threats and devote significant resources to maintain and update our systems and networks, we may be unable to anticipate attacks or to implement adequate preventative measures. Our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including denial‑of‑service attacks, viruses, malicious software, ransomware, break‑ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or may not cover any losses. Breaches of our cybersecurity measures or those of our third-party service providers could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware, ransomware, or other malware being placed in our systems and intellectual property; deletion or modification of client information; or a denial‑of‑service or other interruptions to our business operations. Any actual or perceived breach of our cybersecurity could damage our reputation, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be harmed by computer and communication systems malfunctions, human error, failures and delays.

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

In addition, we may not realize the anticipated benefits of any such transactions, and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or come to light after the expiration of warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. If we fail to realize any such anticipated benefits, or if we experience any such unanticipated or unidentified effects in connection with any future acquisitions, investments or dispositions, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, strategic investments may involve additional risks associated with holding a minority or noncontrolling position in an illiquid business or asset.

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

We may be subject to increased risks or business disruption, incur losses or suffer reputational harm in relation to or as a result of climate change.

Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. Potential events or disruptions of this nature include significant rainfall, flooding, increased frequency or intensity of wildfires, prolonged drought, rising sea levels and rising heat index. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

Cryptocurrency is an emerging asset class that carries unique risk, including the risk of financial loss.

The value of cryptocurrencies is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of cryptocurrencies are highly speculative. Due to this highly volatile nature, prices of cryptocurrencies have been subject to dramatic fluctuations which may impact our balance sheet. For example, if the price of the cryptocurrencies we hold in inventory drops below the price we paid to acquire this inventory, we could incur a loss. Moreover, if our systems fail at managing our inventory or customer orders, we could be left with excess inventory that increases our exposure to the volatility of the price of cryptocurrencies.

Further, because cryptocurrency is a new and emerging asset class with unique electronic exposure, there is a high degree of fraud, theft, cyberattacks and other forms of risk in the cryptocurrency space. While the Company employs a variety of controls to mitigate risk of loss and theft in the cryptocurrency positions we maintain, it is possible, for example, for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for our cryptocurrency exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss, we could lose customers and clients as a result of reputational damage, and we may face regulatory or legal consequences. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

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

In addition, certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the Committee on

Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding Gamestop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow . Regulators may propose other market structure changes, particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesaling market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

Any or all of these proposals or additional proposals may be adopted by the SEC, CFTC or other U.S. or foreign legislative or regulatory bodies, and news media attention to electronic trading and market structure could increase the likelihood of adoption. These potential market structure and regulatory changes could cause a change in the manner in which we make markets, limit, restrict or otherwise adversely affect our ability to interact with certain order flow, impose additional costs and expenses on our business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the regulatory and legal status and classification of various cryptocurrencies and other digital assets is subject to substantial uncertainty. For example, a given digital asset could be considered a security, a commodity or currency, or some combination thereof, and therefore may be subject to rules and regulations promulgated by federal regulators, including but not limited to the SEC, the CFTC, the Department of Treasury, in addition to state regulators. While our participation in this asset class has been limited thus far, changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business or may significantly impact or limit our ability to increase our participation.

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including VFIL, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposes additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of new trading venues known as Organized Trading Facilities, and the promulgation of a new bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime is currently under review, with European Union authorities proposing to make further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares”, on February 17, 2020, a European Commission public consultation on the review of the MiFIDII/MiFIR regulatory framework and on December 18, 2020 an ESMA Consultation Paper entitled "MiFID II/MiFIR Review Report on Algorithmic Trading". In its communication on “The European economic and financial system: fostering openness, strength and resilience” of January 19, 2021, the European Commission confirmed its intention to propose to make changes with a view to improving simplifying and further harmonizing capital markets’ transparency as part of the review of the MiFID II and MiFIR framework. On November 25, 2021, the European Commission published a “Proposal for a Directive of the European Parliament and of the Council amending Directive 2014/65/EU on markets in financial instruments” which is currently under comment from the E.U. Member States. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the 2008 financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators have been implementing in the various jurisdictions in which our lenders may be incorporated. In the E.U., on December 24, 2019, a Regulation on the prudential requirements for Investment Firms (“IFR”) and a Directive on the prudential supervision of investments firms (“IFD”) entered into force. The IFR and IFD introduce new prudential requirements for investment firms, classifying them into different categories depending on the firm’s balance-sheet size and types of activity. The main provisions of the IFR and IFD were applicable from the end of June 2021. Certain Level 2 texts are still outstanding which are required to provide clarity on certain provisions in the IFR/IFD. As these rules are implemented and in certain cases impose more stringent capital and liquidity requirements, certain of our lenders may revise the terms of our borrowing facilities or margin financing arrangements, reduce the amount of financing they provide, or cease providing us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine, impose undertakings, issue cease‑and‑desist orders and suspend or expel a broker‑dealer or other market participant or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have been, are currently, and may in the future be, the subject of one or more regulatory or SRO enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Best Execution, Regulation NMS, Regulation SHO, Regulation SCI, market access rules, capital requirements and other domestic and foreign securities rules and regulations. We and other broker-dealers and trading firms have also been the subject of requests for information and documents from the SEC and other regulators. We have cooperated and complied with these requests for information and documents. Our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. To continue to operate and to expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. In 2016, Estonia, one of the original members, withdrew its support for the proposal. As of December 31, 2021 such tax has not yet been implemented. On October 15, 2020, the Spanish Government published Law 5/2020 on the Spanish Financial Transaction Tax (“Spanish FTT”). The Spanish FTT constitutes a new tax to be applied to acquisitions of equity shares in Spanish companies having a market capitalization greater than EUR1bn (as of 1st December the previous year), that are admitted to trading on a Spanish market or a market based in another E.U. member state. The Spanish FTT was applied to transactions from trade date of January 14, 2020, although it does contain certain exemptions, including in relation to market making activity.

In 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, in late 2018 and 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, have announced proposals or plans that include a financial transaction fee. President Biden's win in the 2020 U.S. Presidential election and the Democratic majorities in Congress may lead to additional proposals or plans. At the state level recently, the state of New Jersey has considered a bill in the state legislature providing for a financial transaction tax on trades processed on any server located in New Jersey, with other states, including New York, discussing similar measures. Discussions in New York have included a proposed bill which would reestablish a stock transfer tax by repealing a rebate previously implemented and applied to such tax since 1981.

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

Brexit continues to pose a risk of negatively impacting the global economy, financial markets and our business.

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as “Brexit”. In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. Following extensions to that period, a Withdrawal Agreement and Political Declaration were reached between the U.K. and the E.U. On January 23, 2020, the European Union (Withdrawal Agreement) Act 2020 received Royal Assent in the U.K., and on January 31, 2020 the U.K. left the E.U. pursuant to the terms of the Withdrawal Agreement. The U.K. and E.U. then entered into a transition period during which rules on trade, travel, and business for the U.K. and E.U. continued to apply. The transition period came to an end as of January 1, 2021, at which point U.K. investment firms which had previously used passporting permissions under MiFID II to provide services to clients in the E.U., ceased to subject to the E.U.'s MiFID II regime. Virtu accesses the E.U. markets primarily through our Irish regulated subsidiaries via MiFID II passporting permissions and accesses the U.K. market primarily via a combination of U.K. based subsidiaries and branch offices. The U.K. branch offices of VIEL and VFIL currently utilize the U.K. FCA’s Temporary Permission Regime and are therefore deemed to be authorized and regulated by the FCA. The Temporary Permissions Regime is due to come to an end at the end of 2022. During the course of 2022, VIEL and VFIL will go through an authorization process with the FCA to secure the appropriate authorizations under the prevailing U.K. regulatory framework to ensure the long-term operational footprint of VIEL and VFIL’s branches in the U.K.. The U.K. subsidiary, VIUK, is an investment firm authorized and regulated by the FCA with permission to operate a U.K. MTF. Poor future relations between the U.K. and E.U., however, could adversely affect European or worldwide political, fiscal, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Disruptions and uncertainty caused by these events may also cause our clients to closely monitor their costs and reduce their spending budget on our services. Any of these effects of the U.K.’s departure from the E.U., and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

In connection with our historical acquisitions, the Company is subject to potential liabilities that could materially and adversely affect our business.

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

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 62.7% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 62.7% of the Virtu Financial Units as of December 31, 2021. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equity holders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our First Lien Term Loan Facility (as defined below). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equity holders (including us), or the ability of its subsidiaries to make distributions to it. These include:

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

Under the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial (as amended, the “Amended and Restated Virtu Financial LLC Agreement”), Virtu Financial from time to time makes distributions in cash to its equity holders, including the Founder Post‑IPO Member, the trust that holds equity interests in Virtu Financial on behalf of certain employees of ours based outside the United States, which we refer to as the “Employee Trust”, Virtu Employee Holdco and us, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Virtu Financial. These distributions are treated as advances and may be computed based on Virtu Financial’s estimate of the net taxable income of Virtu Financial allocable to each holder of Virtu Financial Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income), or another rate as determined by the Company in its discretion for one or more holders. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Virtu Financial’s other equity holders, (ii) the lower tax rate applicable to corporations than individuals, (iii) the favorable tax benefits that we anticipate from (a) the exchange of Virtu Financial Units and corresponding shares of Class C Common Stock or Class D Common Stock, (b) payments under the tax receivable agreements and (c) future deductions attributable to the prior acquisition of interests in Virtu Financial by certain affiliates of Silver Lake Partners and Temasek, and (vi) additional distributions of profits which may be generated by Virtu Financial and its subsidiaries to equity holders, we expect that the distributions we receive may exceed our tax liabilities, regular dividend and other obligations. Our Board of Directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the tax receivable agreements, the payment of other expenses or the repurchase of shares of common stock or Virtu Financial Units. We will have no obligation to distribute such cash (or other available cash) to our shareholders. No adjustments to the exchange ratio for Virtu Financial Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one‑to‑one.

We are controlled by the Founder Post‑IPO Member, whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.

The Founder Post‑IPO Member controls approximately 85.4% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock, each share of which is entitled to 1 vote and 10 votes, respectively, on all matters submitted to a vote of our stockholders.

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

The Founder Post-IPO Member’s interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the Founder Post-IPO Member holds part of its economic interest in our business through Virtu Financial, rather than through the public company, it may have conflicting interests with holders of shares of our Class A Common Stock. For example, the Founder Post-IPO Member may have a different tax position from us, which could influence its decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements that we entered into in connection with the IPO, and whether and when we should undergo certain changes of control within the meaning of the tax receivable agreements or terminate the tax receivable agreements. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See “Item 1A. Risk Factors - Risks Related to Our Organizational Structure - We are required to pay the Virtu Post-IPO Members and the Investor Post-IPO Stockholders for certain tax benefits we may claim, and the amounts we may pay could be significant.” In addition, pursuant to an exchange agreement, the holders of Virtu Financial Units and shares of our Class C Common Stock or Class D Common Stock are not required to participate in a proposed sale of our Company that is tax‑free for our stockholders unless the transaction is also tax‑free for such holders of Virtu Financial Units and shares of our Class C Common Stock or Class D Common Stock. This requirement could limit structural alternatives available to us in any such proposed transaction and could have the effect of discouraging transactions that might benefit you as a holder of shares of our Class A Common Stock. In addition, the Founder Post-IPO Member’s significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A Common Stock might otherwise receive a premium for your shares over the then‑current market price.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, the purchases and exchanges completed in connection with our subsequent public offerings, the Secondary Offerings, and exchanges by employees and other Virtu Post-IPO Members will range from approximately $0.4 million to $22.0 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

As of December 31, 2021, we had 113,170,782 shares of Class A Common Stock outstanding, excluding 4,331,718 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan (as defined below) and 69,450,805 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, the 85,298,747 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining 100,897,287 shares of Class A Common Stock outstanding as of December 31, 2021 (including shares issuable upon exchange and/or conversion) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these remaining 100,897,287 shares of our Class A Common Stock, including shares issuable upon exchange or conversion as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 21,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan, 4,331,718 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, the North Island Stockholder and piggyback registration rights to certain of the other Virtu Post-IPO Members.

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

We intend to pay cash dividends on a quarterly basis. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” However, we are a holding company, with our principal asset being our direct and indirect equity interests in Virtu Financial, and we will have no independent means of generating revenue. Accordingly, as the sole managing member of Virtu Financial, we intend to cause, and will rely on, Virtu Financial to make distributions to its equity holders, including the Founder Post-IPO Member, the Employee Trust, Virtu Employee Holdco and us, to fund our dividends. When Virtu Financial makes such distributions, the other equity holders of Virtu Financial will be entitled to receive equivalent distributions pro rata based on their economic interests in Virtu Financial. In order for Virtu Financial to make distributions, it may need to receive distributions from its subsidiaries. Certain of these subsidiaries are or may in the future be subject to regulatory capital requirements that limit the size or frequency of distributions. See “Item 1A. Risk Factors - Risks Related to Our Business - Non-compliance with applicable laws or regulatory requirements could subject us to sanctions and could negatively impact our reputation, prospects, revenues and earnings.” If Virtu Financial is unable to cause these subsidiaries to make distributions, we may not receive adequate distributions from Virtu Financial in order to fund our dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our headquarters are located in leased office space at 1633 Broadway, New York, NY 10019. We also lease space for our offices in the U.S., Canada, Europe, Asia and Australia. We believe that our existing facilities are adequate to meet our current requirements.

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

Holders

Based on information made available to us by the transfer agent, as of February 18, 2022, there are thirty-seven stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, six stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our Board of Directors has adopted a policy of returning excess cash to our stockholders. The Board of Directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2021, 2020 and 2019. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs and RSAs (each as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s Board of Directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings”.

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from December 31, 2015 through December 31, 2021, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities

Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

250
225
200
175
150
125
100
75
12/30/2016
6/30/2017
12/29/2017
6/29/2018
12/31/2018
6/28/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

Index	12/31/2016	6/30/2017	12/29/2017	6/29/2018	12/31/2018	6/28/2019	12/31/2019	6/30/2020	12/31/2020	06/30/2021	12/31/2021
Virtu Financial Inc.	100.00	113.87	121.52	179.12	177.36	153.01	115.52	174.53	189.94	204.77	217.56
S&P 500	100.00	107.33	118.42	120.40	111.03	130.29	143.09	137.31	166.36	190.34	211.10
NYSE Arca Securities Broker/Dealer	100.00	109.81	129.21	132.72	115.62	130.15	141.46	132.43	183.94	228.53	237.17

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

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program to $170 million. On May 4, 2021 the Company's Board of directors authorized the expansion of the program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. From the inception of the program through December 31, 2021, the Company has repurchased approximately 16.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $439.1 million. The Company has approximately $780.9 million of remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.
The following table contains information about the Company’s purchases of its Class A Common Stock and Class C Common Stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	965,194	$25.63	934,990	$108,571,360

November 1, 2021 - November 30, 2021
Class A Common Stock / Virtu Financial Units repurchases	2,178,315	28.36	2,174,919	796,895,811
Class C Common Stock/ Virtu Financial Units repurchases	510	27.77

December 1, 2021 - December 31, 2021
Class A Common Stock / Virtu Financial Units repurchases	731,905	28.32	564,513	780,930,600
Class C Common Stock/ Virtu Financial Units repurchases	60,913	28.83	—

Total Common Stock / Virtu Financial Unit repurchases	3,936,837	$27.69	3,674,422	$780,930,600
(1) Includes the repurchase of 200,992 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2021
During the year ended December 31, 2021, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 747,849 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2021:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	1,795,655	$19.00	4,331,718
Equity compensation plans not approved by security holders	None	—	—	—
Total		1,795,655	$19.00	4,331,718
ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2021, 2020 and 2019 and should be read in conjunction with the audited consolidated financial statements of Virtu Financial, Inc. (the “Company”). This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•the continuing impacts of COVID-19 and the governmental and other responses thereto, including but not limited to the risk of employees and executives contracting COVID-19 and the deployment of our business continuity plan pursuant to which a significant number of our employees may work remotely and our return to office plan, each of which may increase operational risk, as well as increases in market, counterparty and other forms of operational risk;
•volatility in levels of overall trading activity;
•dependence upon trading counterparties and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•enhanced regulatory media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics and both the impact of potential changes in regulation or law which could have an adverse effect on our business as well as the potential impact upon public perception of us or of companies in our industry;
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
•the effect of the Acquisition of KCG and the ITG Acquisition (as defined below) on ongoing business operations generally, including the assumption of potential liabilities and risks relating to these historical acquisitions;
•capacity constraints, system failures, and delays;
•dependence on third-party infrastructure or systems;
•use of open source software;
•failure to protect or enforce our intellectual property rights in our proprietary technology;
•failure to protect confidential and proprietary information;
•failure to protect our systems from internal or external cyber threats that could result in damage to our computer systems, business interruption, loss of data, monetary payment demands or other consequences;
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
Basis of Preparation

Our consolidated financial statements for the years ended December 31, 2021 and 2020 reflect our operations and those of our consolidated subsidiaries. As discussed in Note 1 "Organization and Basis of Presentation" and in Note 3 "ITG Acquisition" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we have accounted for the ITG Acquisition under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of ITG, as of March 1, 2019 (the "ITG Closing Date"), were recorded at their respective fair values and added to the carrying value of our existing assets and liabilities. Our reported financial condition, results of operations and cash flows for the periods following the ITG Closing Date reflect ITG's and our balances, and reflect the impact of purchase accounting adjustments, including revised amortization and depreciation expense for acquired assets.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset technology infrastructure, we provide our clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, foreign exchange, futures, fixed income, cryptocurrencies and other commodities. Our integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

Market Making

We leverage cutting edge technology to provide competitive and deep liquidity that helps to create more efficient markets around the world. As a market maker and liquidity provider, we stand ready, at any time, to buy or sell a broad range of securities and other financial instruments, and we generate profits by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 235 venues, in 36 countries worldwide. We use the latest technology to create and deliver liquidity to the global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

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

Acquisition of ITG

On March 1, 2019, the "ITG Closing Date", we announced the completion of Investment Technology Group, Inc. and its subsidiaries ("ITG") in an all-cash transaction (the "ITG Acquisition"). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial ("VFH"), and Impala Borrower LLC (the "Acquisition Borrower"), a subsidiary of the Company, entered into the Acquisition Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Acquisition Credit Agreement provided (i) the First Lien Term Loan Facility (as defined below) in an aggregate principal amount of $1.5 billion, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses to be paid in connection with the ITG Acquisition, and (ii) the First Lien Revolving Facility (as defined below), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement, dated as of June 30, 2017 (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) was terminated.

As described below, the Acquisition Credit Agreement was amended on October 9, 2019, on which date VFH borrowed an additional $525.0 million of incremental first lien term loans, the proceeds of which were used together with cash on hand to redeem the Notes (as defined below). The Indenture (as defined below) was fully terminated following such redemption. The Credit Agreement was further amended on March 2, 2020 to, among other things, reduce the interest rate spread over LIBOR or the applicable benchmark by 0.50%. On January 13, 2022, VFH and Virtu Financial entered into the Credit Agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners. The proceeds of the Credit Agreement were used to pay off the Acquisition Credit Agreement. A further description of the Credit Agreement is set forth below in Note 26 “Subsequent Events” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2021, options to purchase 1,628,750 shares in the aggregate were forfeited and 5,722,095 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Years Ended December 31,
Market Making	2021	2020	2019
Total revenue	$2,203,046	$2,593,342	$1,028,094
Total operating expenses	1,277,078	1,352,029	918,904
Income before income taxes and noncontrolling interest	925,968	1,241,313	109,190
Execution Services
Total revenue	600,215	650,143	491,736
Total operating expenses	530,196	475,526	618,667
Income (loss) before income taxes and noncontrolling interest	70,019	174,617	(126,931)
Corporate
Total revenue	8,224	(4,154)	(2,338)
Total operating expenses	7,307	28,939	95,903
Income (loss) before income taxes and noncontrolling interest	917	(33,093)	(98,241)
Consolidated
Total revenue	2,811,485	3,239,331	1,517,492
Total operating expenses	1,814,581	1,856,494	1,633,474
Income (loss) before income taxes and noncontrolling interest	$996,904	$1,382,837	$(115,982)

The following table shows our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Trading income, net	$2,105,194	$2,493,248	$912,316
Interest and dividends income	75,384	62,119	108,778
Commissions, net and technology services	614,489	600,510	498,544
Other, net	16,418	83,454	(2,146)
Total revenue	2,811,485	3,239,331	1,517,492

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	745,434	758,843	386,888
Communication and data processing	211,988	213,750	209,393
Employee compensation and payroll taxes	376,282	393,536	383,713
Interest and dividends expense	139,704	125,649	158,039
Operations and administrative	88,149	94,558	103,642
Depreciation and amortization	67,816	66,741	65,644
Amortization of purchased intangibles and acquired capitalized software	69,668	74,254	70,595
Termination of office leases	28,138	9,608	66,452
Debt issue cost related to debt refinancing, prepayment and commitment fees	6,590	28,879	41,132
Transaction advisory fees and expenses	843	2,941	26,117
Financing interest expense on long-term borrowings	79,969	87,735	121,859
Total operating expenses	1,814,581	1,856,494	1,633,474
Income (loss) before income taxes and noncontrolling interest	996,904	1,382,837	(115,982)
Provision for (benefit from) income taxes	169,670	261,924	(12,277)
Net income (loss)	$827,234	$1,120,913	$(103,705)

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads, while hedging risks. Trading income, net, accounted for 75% and 77% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

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
•they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows;
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

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$2,105,194	$2,493,248	$912,316
Interest and dividends income	75,384	62,119	108,778
Commissions, net and technology services	614,489	600,510	498,544
Brokerage, exchange, clearance fees and payments for order flow, net	(745,434)	(758,843)	(386,888)
Interest and dividends expense	(139,704)	(125,649)	(158,039)
Adjusted Net Trading Income	$1,909,929	$2,271,385	$974,711

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income (loss)	$827,234	$1,120,913	$(103,705)
Financing interest expense on long-term borrowings	79,969	87,735	121,859
Debt issue cost related to debt refinancing, prepayment, and commitment fees	6,590	28,879	41,132
Depreciation and amortization	67,816	66,741	65,644
Amortization of purchased intangibles and acquired capitalized software	69,668	74,254	70,595
Provision for (benefit from) income taxes	169,670	261,924	(12,277)
EBITDA	$1,220,947	$1,640,446	$183,248
Severance	6,112	10,286	102,768
Transaction advisory fees and expenses	843	2,941	26,117
Termination of office leases	28,138	9,608	66,452
Gain on sale of MATCHNow	—	(58,652)	—
Other	(10,558)	(16,418)	2,651
Share based compensation	55,751	59,838	50,627
Adjusted EBITDA	$1,301,233	$1,648,049	$431,863

Selected Operating Margins
Net Income Margin (1)	43.3%	49.3%	(10.6)%
EBITDA Margin (2)	63.9%	72.2%	18.8%
Adjusted EBITDA Margin (3)	68.1%	72.6%	44.3%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$827,234	$1,120,913	$(103,705)
Provision for (benefit from) income taxes	169,670	261,924	(12,277)
Income (loss) before income taxes	996,904	1,382,837	(115,982)

Amortization of purchased intangibles and acquired capitalized software	69,668	74,254	70,595
Debt issue cost related to debt refinancing, prepayment, and commitment fees	6,590	28,879	41,132
Severance	6,112	10,286	102,768
Transaction advisory fees and expenses	843	2,941	26,117
Termination of office leases	28,138	9,608	66,452
Gain on sale of MATCHNow	—	(58,652)	—
Other	(10,558)	(16,418)	2,651
Share based compensation	55,751	59,838	50,627
Normalized Adjusted Net Income before income taxes	1,153,448	1,493,573	244,360
Normalized provision for income taxes (1)	276,827	358,458	58,646
Normalized Adjusted Net Income	$876,621	$1,135,115	$185,714

Weighted Average Adjusted shares outstanding (2)	191,958,870	196,929,673	193,153,745

Normalized Adjusted EPS	$4.57	$5.76	$0.96

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for 2021, 2020, and 2019.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2021, 2020 and 2019 as well as warrants issued in connection with the Founder Member Loan during the year ended December 31, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,079,653	$25,541	$—	$2,105,194
Commissions, net and technology services	40,955	573,534	—	614,489
Interest and dividends income	75,311	73	—	75,384
Brokerage, exchange, clearance fees and payments for order flow, net	(634,783)	(110,651)	—	(745,434)
Interest and dividends expense	(133,584)	(6,120)	—	(139,704)
Adjusted Net Trading Income	$1,427,552	$482,377	$—	$1,909,929

	Year Ended December 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,455,182	$38,066	$—	$2,493,248
Commissions, net and technology services	52,453	548,057	—	600,510
Interest and dividends income	61,485	634	—	62,119
Brokerage, exchange, clearance fees and payments for order flow, net	(662,994)	(95,849)	—	(758,843)
Interest and dividends expense	(123,715)	(1,934)	—	(125,649)
Adjusted Net Trading Income	$1,782,411	$488,974	$—	$2,271,385

	Year Ended December 31, 2019
	Market Making	Execution Services	Corporate	Total
Trading income, net	$908,328	$3,988	$—	$912,316
Commissions, net and technology services	23,526	475,018	—	498,544
Interest and dividends income	96,197	12,581	—	108,778
Brokerage, exchange, clearance fees and payments for order flow, net	(277,668)	(109,220)	—	(386,888)
Interest and dividends expense	(145,782)	(12,257)	—	(158,039)
Adjusted Net Trading Income	$604,601	$370,110	$—	$974,711

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the years ended December 31, 2021, 2020 and 2019:

(in thousands, except %)	2021			2020			2019
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making	$1,427,552	$5,665	74.7%	$1,782,411	$7,045	78.5%	$604,601	$2,390	62.0%

Execution Services	482,377	1,914	25.3%	488,974	1,933	21.5%	370,110	1,463	38.0%

Adjusted Net Trading Income	$1,909,929	$7,579	100.0%	$2,271,385	$8,978	100.0%	$974,711	$3,853	100.0%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenues

Our total revenues decreased $427.8 million, or 13.2%, to $2,811.5 million for the year ended December 31, 2021, compared to $3,239.3 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease of $388.1 million in Trading income, net, which was primarily driven by lower market volatility during the year ended December 31, 2021 compared to the prior period. Additionally, Other, net declined $67.0 million primarily attributable to the sale of MATCHNow on August 4, 2020.

The following table shows the total revenues by segment for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
(in thousands, except for percentage)	2021	2020	% Change
Market Making
Trading income, net	$2,079,653	$2,455,182	(15.3)%
Interest and dividends income	75,311	61,485	22.5%
Commissions, net and technology services	40,955	52,453	(21.9)%
Other, net	7,127	24,222	(70.6)%
Total revenues from Market Making	$2,203,046	$2,593,342	(15.0)%

Execution Services
Trading income, net	$25,541	$38,066	(32.9)
Interest and dividends income	73	634	(88.5)%
Commissions, net and technology services	573,534	548,057	4.6%
Other, net	1,067	63,386	(98)%
Total revenues from Execution Services	$600,215	$650,143	(7.7)%

Corporate
Other, net	$8,224	$(4,154)	NM
Total revenues from Corporate	$8,224	$(4,154)	NM

Consolidated
Trading income, net	$2,105,194	$2,493,248	(15.6)%
Interest and dividends income	75,384	62,119	21.4%
Commissions, net and technology services	614,489	600,510	2.3%
Other, net	16,418	83,454	(80.3)%
Total revenues	$2,811,485	$3,239,331	(13.2)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $388.1 million, or 15.6%, to $2,105.2 million for the year ended December 31, 2021, compared to $2,493.2 million for the year ended December 31, 2020. The decrease was primarily driven by lower market volatility during the year ended December 31, 2021 compared to 2020, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of COVID-19 and the governmental and other responses thereto. Average daily realized volatility of the S&P 500 Index decreased 57.27.2% compared to the prior period, and the average daily realized volatility of the CVIX decreased 611.22 compared to prior period. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $13.3 million, or 21.4%, to $75.4 million for the year ended December 31, 2021, compared to $62.1 million for the year ended December 31, 2020. This increase was primarily attributable to higher interest income earned on cash collateral posted as part of securities borrowed transactions driven by higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $14.0 million, or 2.3%, to $614.5 million for the year ended December 31, 2021, compared to $600.5 million for the year ended December 31, 2020. The increase was primarily attributable to higher trading volumes in U.S. equities. Average daily U.S. equities consolidated volumes increased 4.4% compared to prior period. As indicated above, rather than analyzing commissions, net and technology services in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $67.0 million, or 80.3%, to $16.4 million for the year ended December 31, 2021, compared to $83.5 million for the year ended December 31, 2020. The decrease was primarily due to a $56.2 million gain recorded on the sale of MATCHNow in the third quarter 2020 (see Note 4 "Sale of MATCHNow" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on the MATCHNow sale).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $361.5 million, or 15.9%, to $1,909.9 million for the year ended December 31, 2021, compared to $2,271.4 million for the year ended December 31, 2020. This decrease was primarily attributable to lower Trading Income, net (described above), driven by lower market volatility during the year ended December 31, 2021 compared to the prior period, partially offset by lower Brokerage, exchange, clearance fees and payments for order flow, net (described below) incurred by Market Making. Average daily realized volatility of the S&P 500 Index and average daily CVIX realized volatility decreased 57.272% and 61.212%, respectively, compared to the prior period, while average daily U.S. equity consolidated volumes increased 4.44.4%. Adjusted Net Trading Income per day decreased $1.4 million, or 15.6%, to $7.6 million for the year ended December 31, 2021, compared to $9.0 million for the year ended December 31, 2020. The number of trading days was 252 days for the year ended December 31, 2021 and 253 days for the year ended December 31, 2020. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $41.9 million, or 2.3%, to $1,814.6 million for the year ended December 31, 2021, compared to $1,856.5 million for the year ended December 31, 2020. The decrease in operating expenses was primarily due to lower Employee compensation and payroll taxes, Brokerage, exchange, clearance fees and payments for order flow, net, and Debt issue cost related to debt refinancing, prepayment, and commitment fees, offset by increases in Interest and dividends expense and Termination of office leases as compared to the prior year, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $13.4 million, or 1.8%, to $745.4 million for the year ended December 31, 2021, compared to $758.8 million for the year ended December 31, 2020. This decrease was primarily attributable to decreases in market volatility in U.S. equities markets offset by increases in volumes from our broker-dealer clients eligible for payments for order flow, driven by higher participation of retail investors in the market during the current year compared to the prior year. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $1.8 million, or 0.8%, to $212.0 million for the year ended December 31, 2021, compared to $213.8 million for the year ended December 31, 2020. This decrease was primarily attributable to reductions in connectivity connections as a result of an on-going effort to consolidate various communication and data processing services and subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $17.3 million, or 4.4%, to $376.3 million for the year ended December 31, 2021, compared to $393.5 million for the year ended December 31, 2020. The decrease in compensation levels was primarily attributable to a reduction in accrued incentive compensation in the current period, relative to the prior period, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability, as well as a result of one-time cash bonuses awarded in the first quarter of 2020 to certain employees to mitigate the effects of the COVID-19 pandemic.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $35.8 million and $37.0 million for the years ended December 31, 2021 and 2020, respectively.

Interest and dividends expense. Interest and dividends expense increased $14.1 million, or 11.2%, to $139.7 million for the year ended December 31, 2021, compared to $125.6 million for the year ended December 31, 2020. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $6.4 million, or 6.8%, to $88.1 million for the year ended December 31, 2021, compared to $94.6 million for the year ended December 31, 2020. The decrease was primarily attributable to decreases in travel and entertainment due to the on-going effects of the COVID-19 pandemic as well the on-going efforts to consolidate office premises and professional services after the Acquisition of KCG and the ITG Acquisition.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 1.6%, to $67.8 million for the year ended December 31, 2021, compared to $66.7 million for the year ended December 31, 2020. This increase was primarily attributable to an increase in capital expenditures on telecommunication, networking, and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $4.6 million, or 6.2%, to $69.7 million for the year ended December 31, 2021, compared to $74.3 million for the year ended December 31, 2020. This decrease was primarily attributable to certain intangible assets being fully amortized in 2020.

Termination of office leases. Termination of office leases was $28.1 million for the year ended December 31, 2021, compared to $9.6 million for the year ended December 31, 2020. Expense from termination of office leases resulted from the impairment of operating lease right-of-use assets and leasehold improvements and fixed assets for certain office space that we abandoned as part of our efforts to integrate and consolidate office space, in connection with the Acquisition of KCG and the ITG Acquisition. The 2021 expense included the impairment of the lease and leasehold improvements of our former headquarters at One Liberty Plaza.

Debt issue costs related to debt refinancing, prepayment and commitment fees. Expense from debt issue costs related to debt refinancing, prepayment and commitment fees decreased $22.3 million, or 77.2%, to $6.6 million for the year ended December 31, 2021, compared to $28.9 million for the year ended December 31, 2020. The amount for the year ended December 31, 2020 was primarily driven by the amortization of debt issue costs related to the addition of the Founder Member Loan Facility in March 2020, which expired as of September 20, 2020, costs incurred related to Amendment No. 2 to the Credit Agreement (as defined below), and the acceleration of amortization as a result of the prepayment of $288.5 million of long term borrowings made during the year ended December 31, 2020. See Note 10 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses decreased $2.1 million, or 71.3%, to $0.8 million for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2020. The expense incurred in 2020 was primarily related to the sale of MatchNOW. See Note 4 "Sale of MATCHNow" of this Annual Report on Form 10-K for additional details.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $7.8 million, or 8.9%, to $80.0 million for the year ended December 31, 2021, compared to $87.7 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in outstanding principal as a result of prepayments made during the year ended December 31, 2020, as discussed in Note 10 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, in addition to lower interest rates.

Provision for (benefit from) income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $169.7 million, 17.0% for the year ended December 31, 2021, compared to a provision for income taxes of $261.9 million, 18.9% for the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

    For discussion around our results of operations for the year ended December 31, 2019 and for a comparison of our results of operations for the year ended December 31, 2020 and year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

Liquidity and Capital Resources

General

As of December 31, 2021, we had $1,071.5 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2021, we had borrowings under our prime brokerage credit facilities of approximately $177.1 million, borrowings under our broker dealer facilities of $58.0 million, short-term bank overdrafts of $5.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,630.5 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned broker-dealer subsidiary, as discussed in Note 10 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Short-term Liquidity and Capital Resources

Based on our current level of operations, we believe our cash flows from operations, available cash and cash equivalents, and available borrowings under our broker-dealer credit facilities will be adequate to meet our future liquidity needs for the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we plan to expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required.

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

Long-term Liquidity and Capital Resources

Our principal demand for funds beyond the next twelve months will be payments on our long-term debt, operating lease payments, common stock repurchases under our share repurchase program, and dividend payments. Based on our current level of operations, we believe our cash flow from operations, and ability to raise funding, notably the refinancing of our term loan in January 2022, will be sufficient to fund capital demands. Our long-term debt was rated Ba3, and BB- by Moody's Investors Service and Fitch Ratings, respectively, with both firms giving an outlook of Stable.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 6 "Tax Receivable Agreements" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $0.4 million to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, our third payment of $13.3 million in March 2020, and our fourth payment of $16.5 million in April 2021. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 10 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2021, the outstanding principal balance on our broker-dealer facilities was $58.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $177.1 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. If at any time during the term of the Founder Member Loan Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant was $22.98. The Warrant was exercised on December 17, 2021 for the full 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

Credit Agreement

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Acquisition Credit Agreement provided (i) the First Lien Term Loan Facility (as defined below) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit sub-facility and a $5.0 million swing-line sub-facility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement.

On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a)

the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

In January 2022, we entered into a new senior secured first lien term loan for $1,800.0 million of principal. The proceeds from this new loan were primarily used to repay the First Lien Term Loan Facility. Refer to Note 26 "Subsequent Events" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We were in compliance with all applicable covenants under the Amended Credit Agreement as of December 31, 2021.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
Net cash provided by (used in):	2021	2020	2019
Operating activities	$1,171,626	$1,060,884	$168,771
Investing activities	(87,349)	(2,559)	(899,643)
Financing activities	(957,859)	(839,918)	769,580
Effect of exchange rate changes on cash and cash equivalents	(12,470)	15,318	(1,475)
Net increase in cash and cash equivalents	$113,948	$233,725	$37,233

Operating Activities

Net cash provided by operating activities was $1,171.6 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $1,060.9 million for the year ended December 31, 2020. The increase in net cash provided by operating activities was primarily attributable to an increase in Securities loaned, a decrease in Receivables from broker-dealers and clearing organizations, and an increase in trading liabilities, at fair value, offset by an increase in trading assets, at fair value, and a decrease in Payables to broker-dealers and clearing organizations for the year ended December 31, 2021 compared to the prior period.

Investing Activities

Net cash used in investing activities was $87.3 million for the year ended December 31, 2021, compared to net cash used in investing activities of $2.6 million for the year ended December 31, 2020. The increase in cash used in investing activities for the year ended December 31, 2021 was primarily attributable to an increase in contributions to our strategic investments in the current year, shown in Other investing activities on our consolidated statement of cash flows, offset by the sale of MATCHNow in the prior year.

Financing Activities

Net cash used in financing activities was $957.9 million for the year ended December 31, 2021, while net cash used in financing activities was $839.9 million for the year ended December 31, 2020. The cash used in financing activities for the year ended December 31, 2021 was primarily attributable to $548.0 million in dividends to stockholders and distributions made to noncontrolling interests and $427.5 million in purchases of treasury stock, partially offset by the proceeds of $68.9 million of Warrants exercised. The cash used in financing activities of $839.9 million during the same period of 2020 primarily reflects net dividends to stockholders and distributions to noncontrolling interests and repayment of long-term borrowings.

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

On November 3, 2021, the Company's Board of Directors authorized the expansion of the Company's current share repurchase program, increasing the total authorized amount by $750 million to $1,220 million and extended the duration through November 3, 2023. Since the inception of the program through November 3, 2021.

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2021, the Company repurchased approximately 16.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $439.1 million. As of December 31, 2021, the Company has approximately of $780.9 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Contractual Obligations
Our expected material cash requirements include the following contractual obligations:
Debt
As of December 31, 2021, we had $1,599.8 million of outstanding principal on our First Lien Term Loan Facility. Subsequent to year end, we completed the issuance of a $1.8 billion senior secured first lien term loan due in 2029 ("New Term Loan"), and proceeds were used to repay the outstanding balance on the First Lien Term Loan Facility. See Note 26 "Subsequent Events" in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details on this transaction. Additionally, $30.7 million of long-term debt related to the SBI bonds is due in 2023. See Note 10 "Borrowings" in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.
Leases
We have lease arrangements, primarily for office space and technology and equipment. As of December 31, 2021, we had $66.6 million of operating lease payments and $4.6 million of finance lease payments due within twelve months, and $268.1 million of operating lease payments and $2.2 million of finance leases payments due after twelve months
Tax Receivable Agreement
The contractual obligation table above excludes contractual amounts owed under the tax receivable agreement as the ultimate amount and timing of the amounts due are not presently known. As of December 31, 2021, a total of $259.3 million has been recorded for amounts due pursuant to tax receivable agreements in the consolidated financial statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.
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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our consolidated financial statements See Note 11 "Financial Assets and Liabilities" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock, restricted stock awards ("RSAs") and restricted stock units ("RSUs"). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. The assessment of the performance condition becomes certain within the year of grant. At year end there is no future assessment that would affect grants with a performance condition. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

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

We are currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

If further testing is necessary, the fair value of the reporting unit is compared to its carrying value; if the fair value of the reporting unit is less than its carrying value, a goodwill impairment loss is recorded, equal to the excess of the reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). our estimate of goodwill impairment, if indicated based on results of the qualitative assessment, is highly dependent on our estimate of a reporting unit’s fair value.

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2021, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $16.5 million of amortization expense for the years ended 2021 and 2020, and an additional $7.0 million of expense for the year ended 2019. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2021 and December 31, 2020 was $4.3 billion and $3.1 billion, respectively, in long positions and $3.5 billion and $2.9 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 19.6% and 20.7% of our total revenues for the years ended December 31, 2021 and 2020, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $55.1 million and $67.0 million for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Trading Income, net (“Trading Income”)

As described in Note 2 to the consolidated financial statements, $2.105 billion of the Company’s Trading Income for the year ended December 31, 2021 is composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased, are recorded on the trade date and reported on a net basis in the Consolidated Statements of Comprehensive Income (loss).

The principal considerations for our determination that performing procedures relating to Trading Income is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the transactions which comprise the trading income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s calculation of Trading Income, including controls over the completeness, accuracy, existence, and valuation of trading assets and trading liabilities. These procedures also included, among others, testing of the inputs used by management in their trading income calculations and independently recalculating trading income. The procedures performed over testing of the inputs include (i) confirming a sample of trading assets, trading liabilities and cash (collectively the “equity value”) within each trading portfolio at the balance sheet date with external third parties; (ii) developing independent prices for a sample of trading assets and liabilities at the balance sheet date and comparing management’s prices to the independently developed prices; (iii) testing a sample of purchases and sales throughout the year by agreeing the quantity and price to third-party documentation, and (iv) testing the equity value of a sample of trading portfolios throughout the year by comparing the amounts to third party clearing statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2022

We have served as the Company’s auditor since 2018.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,071,463	$889,559
Cash restricted or segregated under regulations and other	49,490	117,446
Securities borrowed	1,349,322	1,425,016
Securities purchased under agreements to resell	119,453	22,866
Receivables from broker-dealers and clearing organizations	1,026,807	1,684,006
Trading assets, at fair value:
Financial instruments owned	3,238,995	2,369,192
Financial instruments owned and pledged	1,017,960	746,539
Receivables from customers	146,476	214,478
Property, equipment and capitalized software (net of accumulated depreciation of $472,155 and $455,961 as of December 31, 2021 and December 31, 2020, respectively)	89,595	113,590
Operating lease right-of-use assets	225,328	268,864
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $253,161 and $183,494 as of December 31, 2021 and December 31, 2020, respectively)	386,332	454,499
Deferred tax assets	158,518	193,070
Other assets ($84,378 and $68,316, at fair value, as of December 31, 2021 and December 31, 2020, respectively)	291,306	317,747
Total assets	$10,319,971	$9,965,798

Liabilities and equity
Liabilities
Short-term borrowings	$61,510	$64,686
Securities loaned	1,142,048	948,256
Securities sold under agreements to repurchase	514,325	461,235
Payables to broker-dealers and clearing organizations	571,526	876,446
Payables to customers	54,999	118,826
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	3,510,779	2,923,708
Tax receivable agreement obligations	259,282	271,165
Deferred tax liabilities	65	—
Accounts payable, accrued expenses and other liabilities	457,942	491,818
Operating lease liabilities	278,745	315,340
Long-term borrowings	1,605,132	1,639,280
Total liabilities	8,456,353	8,110,760

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 131,497,645 and 125,627,277 shares, Outstanding — 113,170,782 and 122,012,180 shares at December 31, 2021 and December 31, 2020, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,359,065 and 10,226,939 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2021 and December 31, 2020, respectively	1	1
Treasury stock, at cost, 18,326,863 and 3,615,097 shares at December 31, 2021 and December 31, 2020, respectively	(494,075)	(88,923)
Additional paid-in capital	1,223,119	1,160,567
Retained earnings (accumulated deficit)	830,538	422,381
Accumulated other comprehensive income (loss)	(10,196)	(25,487)

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2021	December 31, 2020
Total Virtu Financial Inc. stockholders' equity	1,549,388	1,468,540
Noncontrolling interest	314,230	386,498
Total equity	1,863,618	1,855,038

Total liabilities and equity	$10,319,971	$9,965,798
See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenues:
Trading income, net	$2,105,194	$2,493,248	$912,316
Interest and dividends income	75,384	62,119	108,778
Commissions, net and technology services	614,489	600,510	498,544
Other, net	16,418	83,454	(2,146)
Total revenue	2,811,485	3,239,331	1,517,492

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	745,434	758,843	386,888
Communication and data processing	211,988	213,750	209,393
Employee compensation and payroll taxes	376,282	393,536	383,713
Interest and dividends expense	139,704	125,649	158,039
Operations and administrative	88,149	94,558	103,642
Depreciation and amortization	67,816	66,741	65,644
Amortization of purchased intangibles and acquired capitalized software	69,668	74,254	70,595
Termination of office leases	28,138	9,608	66,452
Debt issue cost related to debt refinancing, prepayment and commitment fees	6,590	28,879	41,132
Transaction advisory fees and expenses	843	2,941	26,117
Financing interest expense on long-term borrowings	79,969	87,735	121,859
Total operating expenses	1,814,581	1,856,494	1,633,474
Income (loss) before income taxes and noncontrolling interest	996,904	1,382,837	(115,982)
Provision for (benefit from) income taxes	169,670	261,924	(12,277)
Net income (loss)	827,234	1,120,913	(103,705)
Noncontrolling interest	(350,356)	(471,716)	45,110

Net income (loss) available for common stockholders	$476,878	$649,197	$(58,595)

Earnings per share
Basic	$3.95	$5.19	$(0.53)
Diluted	$3.91	$5.16	$(0.53)

Weighted average common shares outstanding
Basic	117,339,539	121,692,443	113,918,103
Diluted	118,423,928	122,332,190	113,918,103

Net income	$827,234	$1,120,913	$(103,705)
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(12,470)	15,318	(1,475)
Net change in unrealized cash flow hedges gain (loss), net of taxes	37,794	(59,019)	—
Comprehensive income	852,558	1,077,212	(105,180)
Less: Comprehensive income attributable to noncontrolling interest	(360,389)	(452,855)	45,668
Comprehensive income attributable to common stockholders	$492,169	$624,357	$(59,512)

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2021, 2020 and 2019

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2018	108,955,048	$1	13,749,886	$—	69,091,740	$1	(2,178,771)	$(55,005)	$1,010,468	$96,513	$(82)	$1,051,896	$442,803	$1,494,699
Share based compensation	2,226,676	—	—	—	—	—	—	—	72,381	—	—	72,381	—	72,381
Repurchase of Class C common stock	—	—	(9,541)	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Treasury stock purchases	(720,323)	—	—	—	—	—	—	—	—	(15,878)	—	(15,878)	—	(15,878)
Stock option exercised	121,344	—	—	—	—	—	—	—	931	—	—	931	—	931
Net Income (loss)	—	—	—	—	—	—	—	—	—	(58,595)	—	(58,595)	(45,110)	(103,705)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(565)	(565)	(910)	(1,475)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(112,414)	—	(112,414)	(99,221)	(211,635)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee exchanges	853,167	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with secondary offering, net of offering costs	9,000,000	—	—	—	(9,000,000)	—	—	—	(375)	—	—	(375)	—	(375)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(853,167)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(5,811)	—	—	(5,811)	—	(5,811)
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	2,489,483	—	—	—	—	—	—	—	56,629	—	—	56,629	—	56,629
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchases	(867,984)	—	—	—	—	—	(1,436,326)	(33,918)	—	(15,946)	—	(49,864)	—	(49,864)
Stock option exercised	909,627	—	—	—	—	—	—	—	16,440	—	—	16,440	—	16,440
Warrants issued	—	—	—	—	—	—	—	—	11,488	—	—	11,488	—	11,488
Net Income (loss)	—	—	—	—	—	—	—	—	—	649,197	—	649,197	471,716	1,120,913
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	8,604	8,604	6,714	15,318
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(33,444)	(33,444)	(25,575)	(59,019)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(120,496)	—	(120,496)	(363,919)	(484,415)
Issuance of common stock in connection with employee exchanges	2,660,239	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(2,660,239)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(1,388)	—	—	(1,388)	—	(1,388)
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	2,434,251	—	—	—	—	—	—	—	$55,654	$—	$—	$55,654	$—	$55,654
Repurchase of Class C common stock	—	—	(120,025)	—	—	—	—	—	$(3,455)	$—	$—	$(3,455)	$—	$(3,455)
Treasury stock purchases	(840,229)	—	—	—	—	—	(14,711,766)	(405,152)	$—	$(22,301)	$—	$(427,453)	$—	$(427,453)
Stock option exercised	528,497	—	—	—	—	—	—	—	$10,042	$—	$—	$10,042	$—	$10,042
Net Income (loss)	—	—	—	—	—	—	—	—	$—	$476,878	$—	$476,878	$350,356	$827,234

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$(7,673)	$(7,673)	$(4,797)	$(12,470)
Warrants exercised	3,000,000	—	—	—	—	—	—	—	$—	$68,940	$—	$68,940	$—	$68,940
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	$—	$—	$22,964	$22,964	$14,830	$37,794
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(115,360)	$—	$(115,360)	$(432,657)	$(548,017)
Issuance of Common Stock in connection with employee exchanges	747,849	—	—	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(747,849)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	$311	$—	$—	$311	$—	$311
Balance at December 31, 2021	131,497,645	1	9,359,065	—	60,091,740	1	(18,326,863)	(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$827,234	$1,120,913	$(103,705)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,816	66,741	65,644
Amortization of purchased intangibles and acquired capitalized software	69,668	74,254	70,595
Debt issue cost related to debt refinancing and prepayment	649	7,555	41,134
Amortization of debt issuance costs and deferred financing fees	6,939	26,148	11,720
Termination of office leases	28,138	9,608	66,452
Share-based compensation	55,751	59,838	71,728
Deferred taxes	34,617	21,601	(18,691)
Gain on sale of MATCHNow	—	(58,652)	—
Other	(5,556)	(1,926)	(23,446)
Changes in operating assets and liabilities:
Securities borrowed	75,694	503,747	(515,897)
Securities purchased under agreements to resell	(96,587)	120,166	(127,557)
Receivables from broker-dealers and clearing organizations	657,199	(365,422)	110,977
Trading assets, at fair value	(1,141,224)	(350,041)	(125,246)
Receivables from customers	68,002	(110,947)	29,733
Operating lease right-of-use assets	33,930	39,659	(241,345)
Other assets	59,209	(48,472)	25,133
Securities loaned	193,792	(651,843)	452,397
Securities sold under agreements to repurchase	53,090	120,493	58,881
Payables to broker-dealers and clearing organizations	(267,126)	(9,323)	107,266
Payables to customers	(63,827)	29,107	(37,560)
Trading liabilities, at fair value	587,071	425,750	22,552
Operating lease liabilities	(36,595)	(50,024)	265,671
Accounts payable, accrued expenses and other liabilities	(36,258)	81,954	(37,665)
Net cash provided by operating activities	1,171,626	1,060,884	168,771

Cash flows from investing activities
Development of capitalized software	(35,508)	(31,471)	(48,492)
Acquisition of property and equipment	(24,562)	(28,888)	(9,320)
Proceeds from sale of investments	—	7,620	—
Proceeds from sale of MATCHNow	—	60,592	—
ITG Acquisition, net of cash acquired, described in Note 3	—	—	(835,581)
Other investing activities	(27,279)	(10,412)	(6,250)
Net cash used in investing activities	(87,349)	(2,559)	(899,643)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(548,017)	(484,415)	(211,635)
Repurchase of Class C common stock	(3,454)	—	(196)
Purchase of treasury stock	(427,453)	(49,864)	(15,878)
Stock options exercised	10,042	16,440	931
Short-term borrowings, net	(2,017)	(10,514)	39,935
Proceeds from long-term borrowings	—	—	1,492,500
Repayment of long term borrowings	(36,737)	(288,500)	(500,000)
Tax receivable agreement obligations	(16,505)	(13,286)	—
Debt issuance costs	(2,658)	(9,779)	(35,702)
Warrants exercised	68,940	—	—
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	(375)
Net cash provided by (used in) financing activities	(957,859)	(839,918)	769,580

Effect of exchange rate changes on cash and cash equivalents	(12,470)	15,318	(1,475)

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net increase in cash and cash equivalents	113,948	233,725	37,233
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,007,005	773,280	736,047
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,120,953	$1,007,005	$773,280

Supplementary disclosure of cash flow information
Cash paid for interest	$159,864	$173,645	$205,433
Cash paid for taxes	134,878	248,532	12,273

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	17,239	14,773	2,135

Non-cash financing activities
Tax receivable agreement described in Note 6	311	(1,388)	(5,811)

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2021, VFI owned approximately 62.7% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company has completed two significant acquisitions over the past five years that have expanded and complemented Virtu Financial's original electronic trading and marking making business. On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction (the “ITG Acquisition”). ITG's business contributes to the Company's Execution Services segment. See Note 3 "ITG Acquisition" for further details.

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

Certain reclassifications have been made to the prior periods' consolidated financial statements in order to conform to the current period presentation. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole and have no effect on previously reported consolidated net income available to common stockholders.

Effective for the quarter ended March 31, 2021, the Company changed the presentation of its Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows. Specifically, the Company combined $120.5 million of Dividends to stockholders and $363.9 million of Distribution from Virtu Financial to noncontrolling interest, and $112.4 million of Dividends to stockholders and $99.2 million of Distribution from Virtu Financial to noncontrolling interest into Dividends to stockholders and distribution from Virtu Financial to noncontrolling interest for the years ended December 31, 2020 and December 31, 2019, respectively. Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest both represent cash payments by the Company to its equity owners which reduce Total equity.

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

The Company grants restricted stock awards ("RSAs") and restricted stock units (“RSUs”), certain of which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSAs and participating unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method.

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

Cash restricted or segregated under regulations and other represents (i) special reserve bank accounts for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by VAL in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), and special reserve accounts for the exclusive benefit of proprietary accounts of broker-dealers, (ii) funds on deposit for Canadian and European trade clearing and settlement activity, (iii) segregated balances under a collateral account control agreement for the benefit of certain customers in Hong Kong, and (iv) funds relating to the securitization of bank guarantees supporting certain of the Company’s foreign leases.

Securities Borrowed and Securities Loaned

The Company conducts securities borrowing and lending activities with external counterparties. In connection with these transactions, the Company receives or posts collateral, which comprises cash and/or securities. In accordance with substantially all of its securities borrow agreements, the Company is permitted to sell or repledge the securities received. Securities borrowed or loaned are recorded based on the amount of cash collateral advanced or received. The initial cash collateral advanced or received generally approximates or is greater than 102% of the fair value of the underlying securities borrowed or loaned. The Company monitors the fair value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Receivables and payables with the same counterparty are not offset in the Consolidated Statements of Financial Condition. Interest received or paid by the Company for these transactions is recorded gross on an accrual basis under Interest and dividends income or Interest and dividends expense in the Consolidated Statements of Comprehensive Income.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, except for the assets acquired in connection with acquisitions using the purchase accounting method, which were recorded at fair value on date of acquisition. Depreciation is provided using the straight-line method over estimated useful lives of the underlying assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that appreciably extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Furniture, fixtures, and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the life of the improvement or the term of the lease.

Capitalized Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use software. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2021, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

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

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at period-end exchange rates, and revenues and expenses are translated at weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in Accumulated OCI, a component of stockholders’ equity. While certain of the Company's foreign subsidiaries use the U.S. dollar as their functional currency, the Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its subsidiaries domiciled in Ireland, which utilize the Euro and Pound Sterling as the functional currency, and subsidiaries domiciled in Canada, which utilize the Canadian dollar as the functional currency.

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses are initially included in Accumulated OCI on the Consolidated Statements of Financial Condition and OCI on the Consolidated Statements of Comprehensive Income, as the hedged item affects earnings.

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

Accounting Pronouncements, Recently Adopted

Income Taxes - In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The ASU also amends other aspects of the guidance relating to the accounting for franchise taxes, enacted changes in tax laws or rates, the accounting for transactions that result in a step-up in the tax basis of goodwill, and other tax-related items. The Company adopted this ASU on January 1, 2021 and it did not have a material impact on its consolidated financial statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2021

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, the FASB issued ASU 2021-01 —Reference Rate Reform (Topic 848): Scope, both of which are designed to ease the potential burden in accounting for the transition away from LIBOR. The ASUs apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASUs provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The transition period for adopting these ASUs is March 12, 2020 through December 31, 2022. The Company is evaluating the impact of the ASUs, but does not expect them to have a material impact on its Consolidated Financial Statements and related disclosures.

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity and updates selected EPS guidance. The ASU is effective for periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new standard on its Consolidated Financial Statements and related disclosures, but does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

3. ITG Acquisition

Background

On the ITG Closing Date, the Company completed the ITG Acquisition. In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”) and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a Credit Agreement dated as of March 1, 2019 (as amended from time to time, the “Acquisition Credit Agreement”), with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Acquisition Credit Agreement provided (i) a senior secured first lien term loan in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, with approximately $404.5 million borrowed by VFH to repay all amounts outstanding under its existing term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the closing of the ITG Acquisition, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. The Acquisition Credit Agreement was subsequently amended as described further in Note 10 "Borrowings". Additionally, on the ITG Closing Date, the Company’s fourth amended and restated credit agreement (as amended on January 2, 2018 and September 19, 2018, the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and bookrunner, was terminated.

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

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ITG for the year ended December 31, 2019:

Year Ended December 31, 2019
(in thousands)	2019
Revenue	$1,605,340

Net income (loss)	(94,233)

Net income (loss) available for common stockholders	(53,243)

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

Contingent consideration may be earned based on the future performance of MATCHNow following the MATCHNow Closing Date. Deferred payments will be assessed quarterly until December 31, 2022 and recorded in Other, net on the Consolidated Statements of Comprehensive Income when the contingency is resolved and payments become payable by CBOE. As of December 31, 2021, no payments have been made regarding the contingent consideration.

In addition, the Company entered into a Transition Services Agreement ("TSA") with CBOE, pursuant to which the Company agreed to provide certain telecom and general and administrative services for a defined period. Income from performing services under the TSA are recorded in Other, net on the Consolidated Statements of Comprehensive Income.
With the licensing of certain software and intellectual property associated with MATCHNow, the Company performed an assessment of impairment of long-lived intangible assets acquired in connection with the ITG acquisition, of which MATCHNow technology was a component. No impairment was recognized for the year ended December 31, 2020.

5. Earnings per Share

The below table contains a reconciliation of Net income (loss) before income taxes and noncontrolling interest to Net income (loss) available for common stockholders:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income (loss) before income taxes and noncontrolling interest	$996,904	$1,382,837	$(115,982)
Provision for (benefit from) income taxes	169,670	261,924	(12,277)
Net income (loss)	827,234	1,120,913	(103,705)

Noncontrolling interest	(350,356)	(471,716)	45,110

Net income (loss) available for common stockholders	$476,878	$649,197	$(58,595)
The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2021	2020	2019
Basic earnings (loss) per share:
Net income (loss) available for common stockholders	$476,878	$649,197	$(58,595)
Less: Dividends and undistributed earnings allocated to participating securities	(13,674)	(17,383)	(1,926)
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	463,204	631,814	(60,521)

Weighted average shares of common stock outstanding:
Class A	117,339,539	121,692,443	113,918,103

Basic earnings (loss) per share	$3.95	$5.19	$(0.53)

	Years Ended December 31,
(in thousands, except for share or per share data)	2021	2020	2019
Diluted earnings (loss) per share:
Net income (loss) available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$463,204	$631,814	$(60,521)

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	117,339,539	121,692,443	113,918,103
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	1,084,389	639,747	—
	118,423,928	122,332,190	113,918,103

Diluted earnings (loss) per share	$3.91	$5.16	$(0.53)

(1) The dilutive impact excludes from the computation of earnings (loss) per share 377,677 unexercised stock options and 440,335 restricted stock units issuable pursuant to Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan for the year ended December 31, 2019 because the inclusion of these instruments would have been anti-dilutive.
6. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Consolidated

Statements of Financial Condition, which amounted to $259.3 million and $271.2 million as of December 31, 2021 and December 31, 2020, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, its third payment of $13.3 million in March 2020, and its fourth payment of $16.5 million in April 2021.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) in connection with the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $0.4 million to $22.0 million per year over the next 15 years.

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

At December 31, 2021 and December 31, 2020, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $180.4 million and $199.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $259.3 million and $271.2 million, respectively. The amounts recorded as of December 31, 2021 and December 31, 2020 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

7. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2021 and December 31, 2020, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the years ended December 31, 2021 and 2020.

The following table presents the details of goodwill by segment as of December 31, 2021 and December 31, 2020:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of December 31, 2021 and December 31, 2020, the Company's total amount of intangible assets recorded was $386.3 million and $454.5 million, respectively. Acquired intangible assets consisted of the following as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(142,142)	$344,458	10	to	12
Technology	136,000	(102,088)	33,912	1	to	6
Favorable occupancy leases	5,895	(3,631)	2,264	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,400)	200		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(253,161)	$386,332

	As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(94,299)	$392,301	10	to	12
Technology	136,000	(82,403)	53,597	1	to	6
Favorable occupancy leases	5,895	(2,839)	3,056	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(2,200)	1,400		3
ETF issuer relationships	950	(877)	73		9
ETF buyer relationships	950	(876)	74		9
Other	$—	$—	$—	Indefinite
	$637,993	$(183,494)	$454,499

Amortization expense relating to finite-lived intangible assets was approximately $69.7 million, $74.3 million and $70.6 million for the years ended December 31, 2021, 2020, and 2019 respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
2022	64,822
2023	63,960
2024	50,845
2025	47,879
2026	47,879

8. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Assets
Due from prime brokers	$287,990	$697,293
Deposits with clearing organizations	161,928	216,962
Net equity with futures commission merchants	98,302	248,943
Unsettled trades with clearing organizations	164,195	118,777
Securities failed to deliver	290,207	372,965
Commissions and fees	24,184	29,066
Total receivables from broker-dealers and clearing organizations	$1,026,807	$1,684,006

Liabilities
Due to prime brokers	$497,972	$410,772
Net equity with futures commission merchants (1)	(57,226)	77,257
Unsettled trades with clearing organizations	828	228,070
Securities failed to receive	128,392	156,804
Commissions and fees	1,560	3,543
Total payables to broker-dealers and clearing organizations	$571,526	$876,446
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 10 "Borrowings") of approximately $177.1 million and $134.7 million as of December 31, 2021 and December 31, 2020, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

9. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2021 and December 31, 2020, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at December 31, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Securities received as collateral:
Securities borrowed	$1,299,270	$1,374,266
Securities purchased under agreements to resell	119,453	22,866
	$1,418,723	$1,397,132
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Equities	$1,012,569	$734,024
Exchange traded notes	5,391	12,515
	$1,017,960	$746,539

10. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	December 31, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$58,000	$(1,546)	$56,454
Short-term bank loans	5,046	—	5,046
	$63,046	$(1,546)	$61,500

	December 31, 2020
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$36,400	$(387)	$36,013
Short-term bank loans	28,673	—	28,673
	$65,073	$(387)	$64,686

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

	At December 31, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$58,000	$(1,546)	$56,454
Committed facility	3.78%	600,000	—	—	—
		$1,000,000	$58,000	$(1,546)	$56,454

	At December 31, 2020
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$36,400	$(387)	$36,013
Committed facility	1.40%	600,000	—	—	—
		$1,000,000	$36,400	$(387)	$36,013

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Broker-dealer credit facilities:
Uncommitted facility	$2,327	$1,337	$1,591
Committed facility	82	447	454
Demand Loan	—	211	—
	$2,409	$1,995	$2,045

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2021, there was $5.0 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.2%. At December 31, 2020, there was $28.7 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.4%. These short-term bank loan balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

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

	At December 31, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.91%	$616,000	$177,080
		$616,000	$177,080

	At December 31, 2020
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.77%	$616,000	$134,664
		$616,000	$134,664

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $4.6 million, $4.8 million, and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.10%	$1,599,774	$(3,723)	$(21,620)	$1,574,431
SBI bonds	January 2023	5.00%	30,722	—	(21)	30,701
			$1,630,496	$(3,723)	$(21,641)	$1,605,132

		At December 31, 2020
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.15%	$1,636,512	$(4,723)	$(26,367)	$1,605,422
SBI bonds	January 2023	5.00%	33,898	—	(40)	33,858
			$1,670,410	$(4,723)	$(26,407)	$1,639,280

Credit Agreement

As described in Note 3 "ITG Acquisition", in connection with the ITG Acquisition, Virtu Financial, VFH, and the Acquisition Borrower entered into the Acquisition Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Incremental Term Loans, as defined below; the “First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which amount approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans.

On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Credit Agreement dated as of March 1, 2019 to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”), and amend the related collateral agreement.

On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Credit Agreement (as amended by Amendment No. 1 and Amendment No. 2, the “Amended Credit Agreement”) to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. The term loan borrowings and revolver borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Company's election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted LIBOR rate for a Eurodollar borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 2.00%, or (ii) the greater of (x) an adjusted LIBOR rate for the interest period in effect and (y) 0%, plus, in each case, 3.00%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the First Lien Revolving Facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Amended Credit Agreement, the term loans will mature on March 1, 2026. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. As of December 31, 2021, $1,600 million was outstanding under the First Lien Term Loan Facility. The revolving commitments will terminate on March 1, 2022. There were no outstanding borrowings under the First Lien Revolving Facility as of December 31, 2021 or December 31, 2020.

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

In January 2022, we entered into a new senior secured first lien term loan for $1,800.0 of principal. The proceeds from this new loan were primarily used to repay the First Lien Term Loan Facility. Refer to Note 26 "Subsequent Events" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 11 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($30.7 million) as of December 31, 2021 and ¥3.5 billion ($33.9 million) as of December 31, 2020. The Company had a gain of $3.2 million, a loss of $1.7 million, and a loss of $0.3 million during the years ended December 31, 2021, 2020, and 2019 respectively, due to changes in foreign currency rates.

As of December 31, 2021, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	December 31, 2021
2022	—
2023	30,722
2024	—
2025	—
2026	1,599,774
Thereafter	—
Total principal of long-term borrowings	$1,630,496

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

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2021:

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$572,567	$1,700,470	$—	$—	$2,273,037
U.S. and Non-U.S. government obligations	337,350	18,519	—	—	355,869
Corporate Bonds	—	598,944	—	—	598,944
Exchange traded notes	10	2,459	—	—	2,469
Currency forwards	—	206,258	—	(206,125)	133
Options	8,543	—	—	—	8,543
	$918,470	$2,526,650	$—	$(206,125)	$3,238,995

Financial instruments owned, pledged as collateral:
Equity securities	$670,277	$342,292	$—	$—	$1,012,569
Exchange traded notes	—	5,391	—	—	5,391
	$670,277	$347,683	$—	$—	$1,017,960

Other Assets
Equity investment	$—	$—	$81,358	$—	$81,358
Exchange stock	3,020	—	—	—	3,020
	$3,020	$—	$81,358	$—	$84,378

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,482,386	$807,631	$—	$—	$2,290,017
U.S. and Non-U.S. government obligations	330,765	9,955	—	—	340,720
Corporate Bonds	—	851,871	—	—	851,871
Exchange traded notes	—	22,962	—	—	22,962
Currency forwards	—	208,357	—	(208,356)	1
Options	5,208	—	—	—	5,208
	$1,818,359	$1,900,776	$—	$(208,356)	$3,510,779

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$21,037	$—	$—	$21,037

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2020:

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$761,484	$1,194,105	$—	$—	$1,955,589
U.S. and Non-U.S. government obligations	151,723	48,059	—	—	199,782
Corporate Bonds	—	135,518	—	—	135,518
Exchange traded notes	106	19,721	—	—	19,827
Currency forwards	—	341,360	—	(291,964)	49,396
Options	9,080	—	—	—	9,080
	$922,393	$1,738,763	$—	$(291,964)	$2,369,192
Financial instruments owned, pledged as collateral:
Equity securities	$496,943	$237,081	$—	$—	$734,024
Exchange traded notes	2	12,513	—	—	12,515
	$496,945	$249,594	$—	$—	$746,539
Other Assets
Equity investment	$—	$—	$66,030	$—	$66,030
Exchange stock	2,286	—	—	—	2,286
	$2,286	$—	$66,030	$—	$68,316

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,307,082	$1,137,968	$—	$—	$2,445,050
U.S. and Non-U.S. government obligations	83,173	19,984	—	—	103,157
Corporate Bonds	—	358,734	—	—	358,734
Exchange traded notes	—	7,431	—	—	7,431
Currency forwards	—	292,965	—	(292,870)	95
Options	9,241	—	—	—	9,241
	$1,399,496	$1,817,082	$—	$(292,870)	$2,923,708

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$63,513	$—	$—	$63,513

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 10 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of December 31, 2020 and 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	December 31, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,358	Discounted cash flow	Estimated revenue growth	2.5% - 32.6%	10.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 21.1x	14.0x

	December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$66,030	Discounted cash flow	Estimated revenue growth	(9.0)% - 39.0%	9.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	12.2x - 21.9x	13.8x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2021
(in thousands)	Balance at December 31, 2020	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2021	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2021
Assets
Other assets:
Equity investment	$66,030	$—	$15,328	$—	$—	$81,358	$15,328
Total	$66,030	$—	$15,328	$—	$—	$81,358	$15,328
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 10 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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
(1) Total realized and unrealized gains/(losses) includes gains and losses realized on the SBI Bonds (see Note 10 "Borrowings" for more details) due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2021:

	December 31, 2021
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,071,463	$1,071,463	$1,071,463	$—	$—
Cash restricted or segregated under regulations and other	49,490	49,490	49,490	—	—
Securities borrowed	1,349,322	1,349,322	—	1,349,322	—
Securities purchased under agreements to resell	119,453	119,453	—	119,453	—
Receivables from broker-dealers and clearing organizations	1,026,807	1,026,807	(24,037)	1,050,844	—
Receivables from customers	146,476	146,476	—	146,476	—
Other assets (1)	20,266	20,266	—	20,266	—
Total Assets	$3,783,277	$3,783,277	$1,096,916	$2,686,361	$—

Liabilities
Short-term borrowings	$61,510	$63,046	$—	$63,046	$—
Long-term borrowings	1,605,132	1,628,497	—	1,628,497	—
Securities loaned	1,142,048	1,142,048	—	1,142,048	—
Securities sold under agreements to repurchase	514,325	514,325	—	514,325	—
Payables to broker-dealers and clearing organizations (2)	571,526	571,526	235	571,291	—
Payables to customers	54,999	54,999	—	54,999	—
Other liabilities (3)	9,414	9,414	—	9,414	—
Total Liabilities	$3,958,954	$3,983,855	$235	$3,983,620	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,349,322	$—	$1,349,322	$(1,299,270)	$(5,054)	$44,998
Securities purchased under agreements to resell	119,453	—	119,453	(119,453)	—	—
Trading assets, at fair value:
Currency forwards	206,258	(206,125)	133	—	—	133
Options	8,543	—	8,543	—	(5,208)	3,335
Total	$1,683,576	$(206,125)	$1,477,451	$(1,418,723)	$(10,262)	$48,466

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,142,048	$—	$1,142,048	$(1,107,688)	$(17,272)	$17,088
Securities sold under agreements to repurchase	514,325	—	514,325	(514,325)	—	—
Payable to broker-dealers and clearing organizations
Interest rate swaps	21,037	—	21,037	—	—	21,037
Trading liabilities, at fair value:
Currency forwards	208,357	(208,356)	1	—	—	1
Options	5,208	—	5,208	—	(5,208)	—
Total	$1,890,975	$(208,356)	$1,682,619	$(1,622,013)	$(22,480)	$38,126

	December 31, 2020
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,425,016	$—	$1,425,016	$(1,374,266)	$(9,686)	$41,064
Securities purchased under agreements to resell	22,866	—	22,866	(22,866)	—	—
Trading assets, at fair value:
Currency forwards	341,360	(291,964)	49,396	—	—	49,396
Options	9,080	—	9,080	—	(9,080)	—
Total	$1,798,322	$(291,964)	$1,506,358	$(1,397,132)	$(18,766)	$90,460

	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$948,256	$—	$948,256	$(921,593)	$(17,800)	$8,863
Securities sold under agreements to repurchase	461,235	—	461,235	(461,235)	—	—
Interest rate swaps	63,513	—	63,513	—	(63,162)	351
Trading liabilities, at fair value:
Currency forwards	292,965	(292,870)	95	—	—	95
Options	9,241	—	9,241	—	(9,080)	161
Total	$1,775,210	$(292,870)	$1,482,340	$(1,382,828)	$(90,042)	$9,470
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	December 31, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$210,000	$—	$400,000
U.S. and Non-U.S. government obligations	114,325	—	—	—		114,325
Total	$114,325	$140,000	$50,000	$210,000	$—	$514,325

Securities loaned:
Equity securities	$1,142,048	$—	$—	$—	$—	$1,142,048
Total	$1,142,048	$—	$—	$—	$—	$1,142,048

	December 31, 2020
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$125,000	$50,000	$200,000	$—	$375,000
U.S. and Non-U.S. government obligations	86,235	—	—	—	—	86,235
Total	$86,235	$125,000	$50,000	$200,000	$—	$461,235

Securities loaned:
Equity securities	948,256	—	—	—	—	948,256
Total	$948,256	$—	$—	$—	$—	$948,256

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2021 and December 31, 2020:

(in thousands)		December 31, 2021		December 31, 2020
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$1,619	$406,420	$4,669	$2,208,899
Commodity futures	Receivables from broker-dealers and clearing organizations	(24,405)	5,285,216	173,889	6,237,389
Currency futures	Receivables from broker-dealers and clearing organizations	(8,205)	4,760,173	(11,736)	2,823,277
Fixed income futures	Receivables from broker-dealers and clearing organizations	147	8,489	42	102,476
Options	Financial instruments owned	8,543	1,063,686	9,080	746,723
Currency forwards	Financial instruments owned	206,258	21,445,374	341,360	30,596,681

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$791	$1,362,684	$31	$90,219
Commodity futures	Payables to broker-dealers and clearing organizations	(49)	27,224	(5,397)	27,287
Currency futures	Payables to broker-dealers and clearing organizations	1,671	725,162	3,598	2,269,898
Fixed income futures	Payables to broker-dealers and clearing organizations	(161)	120,212	—	1,566
Options	Financial instruments sold, not yet purchased	5,208	1,066,801	9,241	736,997
Currency forwards	Financial instruments sold, not yet purchased	208,357	21,446,422	292,965	30,572,490

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	21,037	1,525,000	63,513	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2021	2020	2019
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$283,482	$(6,217)	$247,619
Currency forwards	Trading income, net	1,077	249,856	(44,293)
Options	Trading income, net	95,828	84,695	19,692
Interest rate swap on term loan	Other, net	(1,871)	(1,890)	8,976
		$378,516	$326,444	$231,994

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$44,541	$(69,462)	—
		$44,541	$(69,462)	$—
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and as such, the mark-to-market gains (losses) on the instruments were deferred within Other comprehensive income on the Consolidated Statements of Comprehensive Income beginning in the first quarter of 2020.

13. Variable Interest Entities
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of December 31, 2021, the Company held noncontrolling interests of 10.0% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2021, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that is developing a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of December 31, 2021, the Company held approximately a 15.1% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at December 31, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$38,319	$—	$38,319	$136,378

The following table presents the Company’s nonconsolidated VIEs at December 31, 2020:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$28,969	$—	$28,969	$175,547

14. Revenues from Contracts with Customers

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

The Company participates in commission sharing arrangements, where trade orders are routed to third-party brokers from its EMS and its order management system (“OMS”). Commission share revenues from third-party brokers are generally fixed and revenue is recognized at a point in time on the trade date.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$40,955	$433,755	$—	$474,710
Workflow technology	—	98,486	—	98,486
Analytics	—	41,293	—	41,293
Total revenue from contracts with customers	40,955	573,534	—	614,489

Other sources of revenue	2,162,091	26,681	8,224	2,196,996

Total revenues	$2,203,046	$600,215	$8,224	$2,811,485

Timing of revenue recognition:
Services transferred at a point in time	$2,203,046	$525,960	$8,224	$2,737,230
Services transferred over time	—	74,255	—	74,255
Total revenues	$2,203,046	$600,215	$8,224	$2,811,485

	Year Ended December 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$52,453	$405,698	$—	$458,151
Workflow technology	—	101,211	—	101,211
Analytics	—	41,148		41,148
Total revenue from contracts with customers	52,453	548,057	—	600,510

Other sources of revenue	2,540,889	102,086	(4,154)	2,638,821

Total revenues	$2,593,342	$650,143	$(4,154)	$3,239,331

Timing of revenue recognition:
Services transferred at a point in time	$2,593,342	$575,846	$(4,154)	$3,165,034
Services transferred over time	—	74,297	—	74,297
Total revenues	$2,593,342	$650,143	$(4,154)	$3,239,331

	Year Ended December 31, 2019
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$23,526	$357,401	$—	$380,927
Workflow technology	—	82,610	—	82,610
Analytics	—	35,007		35,007
Total revenue from contracts with customers	23,526	475,018	—	498,544

Other sources of revenue	1,004,568	16,718	(2,338)	1,018,948

Total revenues	$1,028,094	$491,736	$(2,338)	$1,517,492

Timing of revenue recognition:
Services transferred at a point in time	$1,028,094	$425,549	$(2,338)	$1,451,305
Services transferred over time	—	66,187	—	66,187
Total revenues	$1,028,094	$491,736	$(2,338)	$1,517,492

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $51.5 million and $57.3 million as of December 31, 2021 and December 31, 2020, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2021.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.2 million and $9.3 million as of December 31, 2021 and December 31, 2020, respectively. The Company recognized the full amount of revenue during the years ended December 31, 2021 and 2020, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
(in thousands)
U.S. operations	$804,358	$1,214,282	$(103,080)
Non-U.S. operations	192,546	168,555	(12,902)
	$996,904	$1,382,837	$(115,982)
The provision for income taxes consists of the following for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current provision (benefit)
Federal	$80,203	$148,034	$(1,861)
State and Local	24,282	52,040	4,362
Foreign	29,790	37,474	3,675
Deferred provision (benefit)
Federal	30,519	26,255	(13,422)
State and Local	4,984	(2,580)	(1,455)
Foreign	(108)	701	(3,576)
Provision for income taxes	$169,670	$261,924	$(12,277)

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%	21.0%
Less: rate attributable to noncontrolling interest	(7.7)%	(7.5)%	(8.1)%
State and local taxes, net of federal benefit	3.0%	3.4%	2.4%
Non-deductible expenses, net	0.1%	0.1%	(1.4)%
Excess tax benefit(deficiency) from share based compensation	(0.2)%	—%	(2.3)%
Foreign taxes	3.0%	2.8%	(0.1)%
Foreign tax credits	(1.8)%	(0.9)%	—%
Other, net	(0.4)%	—%	(0.9)%
Effective tax rate	17.0%	18.9%	10.6%

The components of the deferred tax assets and liabilities as of December 31, 2021, and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Deferred income tax assets
Tax Receivable Agreement	$180,376	$199,107
Share-based compensation	15,934	17,140
Intangibles	2,061	2,563
Fixed assets and other	12,989	37,100
Tax credits and net operating loss carryforwards	58,801	60,597
Less: Valuation allowance on net operating loss carryforwards and tax credits	(58,602)	(60,385)
Total deferred income tax assets	$211,559	$256,122

Deferred income tax liabilities
Intangibles	$53,106	$63,052
Total deferred income tax liabilities	$53,106	$63,052

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the years ended December 31, 2021, 2020 and 2019, the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2021 and December 31, 2020 are current income tax receivables of $37.2 million and $83.1 million, respectively. These balances primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial

Condition at December 31, 2021 and December 31, 2020 are current tax liabilities of $16.8 million and $37.9 million, respectively. These balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 6 "Tax Receivable Agreements"), the Acquisition of KCG and the ITG Acquisition (see Note 3 "ITG Acquisition"), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2021, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards. At December 31, 2021, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company has non-U.S. net operating losses at December 31, 2021, 2020 and of $67.2 million and $75.1 million, respectively, and has recorded a related deferred tax asset of $13.4 million and $15.2 million, respectively. A valuation allowance of $13.3 million and $15.1 million was recorded against this deferred tax asset at December 31, 2021 and 2020, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at December 31, 2021 and 2020 of $239.3 million and $239.0 million, respectively, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at December 31, 2021 and 2020 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2021 and 2020 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. As of December 31, 2021, the Company’s tax years for 2015 through 2020 and 2017 through 2020 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2020. The outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $6.3 million of unrecognized tax benefits as of December 31, 2021, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2021.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

(in thousands)
Balance at December 31, 2018	$7,328
Increase from ITG Acquisition	2,713
Decreases based on tax positions related to prior period	(1,263)
Increase based on tax positions related to current period	—
Balance at December 31, 2019	8,778
Decreases based on tax positions related to prior period	(311)
Increase based on tax positions related to current period	110
Balance at December 31, 2020	8,577
Decreases based on tax positions related to prior period	(2,300)
Increase based on tax positions related to current period	20
Balance at December 31, 2021	$6,297
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

On August 31, 2021, the Company was named as a defendant in Alers v. Robinhood Financial, LLC et al No. 21-cv-61848. The complaint was filed in federal district court in Florida on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions alleging a breach of fiduciary duty by Robinhood and aiding and abetting thereof by the Company and other market making firms. The complaint did not specify the amount of alleged damages. On December 31, 2021, plaintiffs filed an amended complaint, after which, on January 21, 2022, Robinhood and the market-maker defendants moved to transfer the case to the Northern District of California, or in the alternative, to dismiss the amended complaint. The Company believes that the claims are without merit and is defending itself vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been an increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

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

17. Leases

The Company adopted ASU 2016-02 Leases (Topic 842) on January 1, 2019, and elected the modified retrospective method of implementation. The standard requires the recognition of ROU assets and lease liabilities for leases, which are defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the Consolidated Statements of Financial Condition and for which lease expense is recognized on a straight-line basis over the lease term.

Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. These leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of 1 year to 11 years, some of which include options to extend the initial term at the Company's discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

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

During the year ended December 31, 2021, the company ceased use of certain office lease premises as part of efforts to consolidate office space. For the year ended December 31, 2021, the Company recognized $28.1 million in Termination of office leases on the Consolidated Statement of Comprehensive Income, primarily related to the move of our global headquarters, comprising $9.6 million impairments of ROU assets, $17.6 million of write-off of leasehold improvements and fixed assets, and $1 million of dilapidation charges.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$225,328	$268,864
Operating lease liabilities	Operating lease liabilities	278,745	315,340

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	18,965	36,093
Accumulated depreciation	Property, equipment, and capitalized software, net	(12,465)	(24,585)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	6,612	11,687

Weighted average remaining lease term and discount rate are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	6.68 years	6.9 years
Finance leases	1.62 years	2.0 years
Weighted average discount rate
Operating leases	5.47%	5.67%
Finance leases	2.38%	3.13%

The components of lease expense are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost:
Fixed	$74,699	$73,624	$72,714
Variable	6,247	8,532	8,333
Impairment of ROU Asset	9,606	6,003	27,104
Total Operating lease cost	$90,552	$88,159	$108,151

Sublease income	17,758	16,437	12,590

Finance lease cost:
Amortization of ROU Asset	$6,587	$11,536	$12,565
Interest on lease liabilities	230	432	661
Total Finance lease cost	$6,817	$11,968	$13,226

See Note 2 "Summary of Significant Accounting Policies" in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on the classification of these expenses in the Consolidated Statements of Comprehensive Income.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2021, are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$66,600	$4,554
2023	67,539	1,928
2024	39,719	321
2025	32,844	—
2026	29,523	—
2027 and thereafter	98,428	—
Total lease payments	$334,653	$6,803
Less imputed interest	(55,908)	(191)
Total lease liability	$278,745	$6,612

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,071,463	$889,559
Cash restricted or segregated under regulations and other	49,490	117,446
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,120,953	$1,007,005

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 85.4% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock. The Company holds approximately a 62.7% interest in Virtu Financial at December 31, 2021.

During the period prior to the Reorganization Transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with the Reorganization Transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2021 and December 31, 2020, there were 4,791,839 and 5,259,713 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 467,874, 2,660,239 and 840,803 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2021, 2020, and 2019 respectively.

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 and June 5, 2020. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 21,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

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

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2021, the Company repurchased approximately 16.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $439.1 million. As of December 31, 2021, the Company has approximately $780.9 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Employee Exchanges

During the years ended December 31, 2021, 2020 and 2019, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 747,849, 2,660,239 and 840,839 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 10 "Borrowings"), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. If at any time during the term of the Founder Member Loan Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 10 "Borrowings"). The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant was $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. On December 17, 2021, the Founder Member exercised in full the Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

Upon issuance, the fair value of the Warrant was determined using a Black-Scholes-Merton model, and was recorded as a debt issuance cost within Other Assets on the Consolidated Statements of Financial Condition and as an increase to Additional paid-in capital on the Consolidated Statements of Changes in Equity. The balance was amortized on a straight-line basis from March 20, 2020 through September 20, 2020, the date on which the Founder Member Loan Facility expired, and recorded as expense within Debt issue cost related to debt refinancing, prepayment and commitment fees in the Consolidated Statements of Comprehensive Income.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Other Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(33,444)	$8,374	$14,590	$(10,480)
Foreign exchange translation adjustment	7,957	(7,672)	—	285
Total	$(25,487)	$702	$14,590	$(10,195)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of December 31, 2021, the Company expects approximately $15.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Year Ended December 31, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$—	$(42,636)	$9,192	$(33,444)
Foreign exchange translation adjustment	(647)	8,604	—	7,957
Total	$(647)	$(34,032)	$9,192	$(25,487)
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

The following table summarizes activity related to stock options for the years ended December 31, 2021, 2020 and 2019:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2018	3,486,150	$19.00	6.30	1,660,400	$19.00
Granted	156,129	13.60	4.37	156,129	13.60
Exercised	(353,500)	19.00	—	(353,500)	19.00
Forfeited or expired	(55,000)	—	—	—	—
At December 31, 2019	3,233,779	$18.74	5.24	3,248,779	$18.74
Granted	—	—	—	—	—
Exercised	(909,627)	18.07	—	(909,627)	18.07
Forfeited or expired	—	—	—	—	—
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(528,497)	19.00	—	(528,497)	19.00
Forfeited or expired	—	—	—	—	—
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00

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

The Company recognized $1.4 million of compensation expense for the year ended December 31, 2019 in relation to the stock options issued and outstanding. The stock options to purchase shares of Class A Common Stock were fully vested in 2019, and as such there was no compensation expense recognized in relation to stock options for the years ended December 31, 2021, and 2020.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 19 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the years ended December 31, 2021, 2020, and 2019, respectively, there were 633,938, 967,526 and 441,920 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $29.4 million, $25.2 million and $12.6 million for the years ended December 31, 2021, 2020, and 2019 respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the years ended December 31, 2021, 2020, and 2019:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2018	1,378,922	$20.03
Granted	4,063,541	25.07
Forfeited	(643,709)	21.58
Vested	(1,805,265)	24.08
At December 31, 2019	2,993,489	$24.10
Granted	3,318,169	17.49
Forfeited	(430,961)	17.45
Vested	(2,487,613)	20.17
At December 31, 2020	3,393,084	$21.35
Granted (1)	2,466,311	27.07
Forfeited	(200,697)	22.95
Vested	(2,434,251)	23.11
At December 31, 2021	3,224,447	$24.30
(1) Excluded in the number of RSUs and RSAs are 350,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $26.4 million, $37.4 million and $66.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, of compensation expense in relation to RSUs. As of December 31, 2021 and December 31, 2020, total unrecognized share-based compensation expense related to unvested RSUs was $41.9 million and $37.1 million, respectively, and this amount is to be recognized over a weighted average period of 0.9 years and 1.03, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity-based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals of cash compensation may also be directed to notional investments in certain of the employee investment opportunities. The Company recognized $5.0 million as compensation cost under the DCP as of December 31, 2021.

21. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Capitalized software costs	$210,647	$183,208
Leasehold improvements	17,773	54,094
Furniture and equipment	333,330	332,249
Total	561,750	569,551
Less: Accumulated depreciation and amortization	(472,155)	(455,961)
Total property, equipment and capitalized software, net	$89,595	$113,590

Depreciation expense for property and equipment for the years ended December 31, 2021, 2020, and 2019 was approximately $28.4 million, $37.4 million, and $44.7 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs were approximately $35.8 million, $37.0 million, and $32.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The related amortization expense was approximately $39.4 million, $29.3 million, and $21.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

22. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2021. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of December 31, 2021 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$536,647	$1,194	$535,453

As of December 31, 2021, VAL had $43.0 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2021 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$15,482	$198	$15,284
Virtu Financial Canada ULC	200	198	2
Ireland
Virtu ITG Europe Limited	79,087	39,331	39,756
Virtu Financial Ireland Limited	107,293	47,872	59,421
United Kingdom
Virtu ITG UK Limited	1,142	830	312
Asia Pacific
Virtu ITG Australia Limited	32,186	7,164	25,022
Virtu ITG Hong Kong Limited	4,514	529	3,985
Virtu ITG Singapore Pte Limited	897	74	823
As of December 31, 2021, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.1 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

23. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
United States	$2,260,750	$2,569,147	$1,133,514
Ireland	305,509	323,519	188,154
Singapore	135,779	176,665	109,761
Canada	61,378	116,521	49,666
Australia	40,613	44,552	34,933
United Kingdom	1,745	4,218	(1,735)
Others	5,711	4,709	3,199
Total revenues	$2,811,485	$3,239,331	$1,517,492

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2021 and 2020 and are summarized in the following table:

The Company's Pre-tax earnings by segment for the year ended December 31, 2021, 2020 and 2019 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2021
Total revenue	$2,203,046	$600,215	$8,224	$2,811,485
Income (loss) before income taxes and noncontrolling interest	925,968	70,019	917	996,904

2020
Total revenue	2,593,342	650,143	(4,154)	3,239,331
Income (loss) before income taxes and noncontrolling interest	1,241,313	174,617	(33,093)	1,382,837

2019
Total revenue	1,028,094	491,736	(2,338)	1,517,492
Income (loss) before income taxes and noncontrolling interest	109,190	(126,931)	(98,241)	(115,982)

24. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2021, and December 31, 2020, the Company had a net receivable from its affiliates of $2.2 million and a net receivable from its affiliates of $2.3 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 11 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $12.5 million, $16.7 million and $12.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 2 "Summary of Significant Accounting Policies") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company made payments of $25.3 million, $18.7 million and $19.9 million to the JVs for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $1.5 million, $1.5 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, to Level 3 for these services.

Subsequent to the ITG Acquisition, the Company makes commission-sharing arrangement payments to affiliates of DBS Group Holdings (“DBS”). Temasek and its affiliates have a significant ownership interest in DBS. The Company paid $0.2 million, $0.2 million and $0.1 million to DBS for the years ended December 31, 2021, 2020, and 2019 respectively.

The Company incurs consulting fees from American Continental Group, an affiliate of a director. The Company paid $0.1 million to American Continental Group for the years ending December 31, 2021, 2020 and 2019.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received $3.6 million, and $0.6 million for the years ended December 31, 2021, and 2020. There were no transactions with this party for the year ended 2019.

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

On August 12, 2021, the Company entered into a Purchase Agreement with Ordinal Holdings I, LP to repurchase 1.5 million shares of the Company's Class A common stock for $39.2 million in accordance with the Company's previously disclosed share repurchase program. See Note 19 "Capital Structure" for a further discussion of the Company's share repurchase program.

As described in Note 10 "Borrowings" and Note 19 "Capital Structure", on March 20, 2020 a subsidiary of the Company entered into an agreement with the Founder Member to establish the Founder Member Facility and, upon the execution of the Founder Member Facility and in consideration of the Founder Member’s commitments thereunder, the Company delivered to the Founder Member the Warrant. The transactions were unanimously approved by the Company’s disinterested Directors. The Founder Member Loan Term expired as of September 20, 2020. On December 17, 2021, the Founder Member exercised in full its Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock.
25. Parent Company

    VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term Loan Facility (see Note 10 "Borrowings"). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the consolidated financial statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Statements of Financial Condition

(In thousands except interest data)	December 31, 2021	December 31, 2020
Assets
Cash	$129,229	$71,481
Deferred tax asset	149,742	183,549
Investment in subsidiary	3,221,605	3,126,502
Other assets	40,183	82,917
Total assets	$3,540,759	$3,464,449

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,729,320	$1,724,046
Accounts payable and accrued expenses and other liabilities	50	698
Deferred tax liabilities	2,719	—
Tax receivable agreement obligations	259,282	271,165
Total liabilities	1,991,371	1,995,909

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 131,497,645 and 125,627,277 shares, Outstanding — 113,170,782 and 122,012,180 shares at December 31, 2021 and December 31, 2020, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,359,065 and 10,226,939 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2021 and December 31, 2020, respectively	1	1
Treasury stock, at cost, 18,326,863 and 3,615,097 shares at December 31, 2021 and December 31, 2020, respectively	(494,075)	(88,923)
Additional paid-in capital	1,223,119	1,160,567
Retained earnings (accumulated deficit)	830,538	422,381
Accumulated other comprehensive income (loss)	(10,196)	(25,487)
Total Virtu Financial Inc. stockholders' equity	1,549,388	1,468,540

Total liabilities and stockholders' equity	$3,540,759	$3,464,449

Virtu Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenues:
Other Income	$—	$—	$—
	—	—	—

Operating Expenses:
Operations and administrative	734	171	3

Income (loss) before equity in income of subsidiary	(734)	(171)	(3)
Equity in income (loss) of subsidiary, net of tax	827,968	1,121,084	(29,416)
Net income (loss)	$827,234	$1,120,913	$(29,419)

Net income (loss) attributable to common stockholders	$827,234	$1,120,913	$(29,419)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(7,672)	8,604	(565)
Net change in unrealized cash flow hedges gains (losses), net of taxes	22,964	(33,444)	—
Comprehensive income (loss)	$842,526	$1,096,073	$(29,984)

Virtu Financial, Inc.
(Parent Company Only)
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$827,234	$1,120,913	$(29,419)

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	87,055	(543,992)	136,878
Tax receivable agreement obligation reduction	4,622	15,169	54,879
Deferred taxes	36,526	14,243	(8,165)
Changes in operating assets and liabilities:	42,086	(48,566)	2,339
Net cash provided by operating activities	997,523	557,767	156,512

Cash flows from investing activities
Investments in subsidiaries, equity basis	55,654	56,629	70,762
Net cash provided by investing activities	55,654	56,629	70,762

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(548,017)	(484,415)	(211,635)
Repurchase of Class C common stock	(3,454)	—	(196)
Purchase of treasury stock	(427,454)	(49,864)	(14,259)
Tax receivable agreement obligations	(16,505)	(13,286)	—
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	(375)
Net cash used in financing activities	(995,430)	(547,565)	(226,465)

Net increase (decrease) in Cash	57,747	66,831	809
Cash, beginning of period	71,481	4,650	3,841
Cash, end of period	$129,228	$71,481	$4,650

Supplemental disclosure of cash flow information:
Taxes paid	$78,844	$203,031	$1,332

Non-cash financing activities
Tax receivable agreement described in Note 6	311	(1,388)	(5,811)

26. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On January 13, 2022 ("Credit Agreement Closing Date"), the Company completed issuance of a $1.8 billion senior secured first lien term loan due in 2029 (“New Term Loan”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1.8 billion, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used to repay all amounts outstanding under the First Lien Term Loan Facility, and to pay related fees and expenses, with the remainder of the proceeds to be used to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

On February 8, 2022, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on March 15, 2022 to holders of record as of March 1, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2021, internal control over financial reporting is effective.

    PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2021; their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 10, the 2022 Proxy Statement is incorporated herein by this reference. All references to the 2022 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 11, the 2022 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 12, the 2022 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 13, the 2022 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 14, the 2022 Proxy Statement is incorporated herein by this reference.

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

10.2†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Form of Restricted Stock Unit and Common Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

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

10.5*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 24, 2020, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.6*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 24, 2020, by and between Virtu Financial, Inc. and Brett Fairclough.

10.7*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 24, 2020, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.8†
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

10.10†
Employment Agreement, dated as of April 30, 2020, by and between Virtu Financial Operating LLC and Joseph Molluso (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 11, 2020.

10.11*
Credit Agreement, dated January 13, 2022, among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, Issuing Banks and Swingline Lender Party Hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners.

10.12
Loan Agreement Dated as of March 20, 2020 among Virtu Americas LLC, the Lenders from time to time party hereto and TJMT Holdings LLC, as Administrative Agent (incorporated herein by reference to Exhibit 99.19 to the Form 13D/A (File No. 005-89306) filed by TJMT Holdings LLC on March 23, 2020).

10.13
Class A Common Stock Purchase Warrant Dated as of March 20, 2020 issued by Virtu Financial, Inc. in favor of TJMT Holdings LLC (incorporated herein by reference to Exhibit 99.20 to the Form 13D/A (File No. 005-89306) filed by TJMT Holdings LLC on March 23, 2020).

10.14
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

10.21
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

10.24
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

10.25
Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on June 2, 2017).

10.26
Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.27
Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-37352), filed on March 13, 2018).

10.28
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.29†
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

10.33†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.34†
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, Amended and Restated Effective June 8, 2017 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230012) filed on March 1, 2019).

10.35†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.36†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.37†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit Award Agreement, dated as of June 22, 2020, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.38†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Award Award Agreement, dated as of June 22, 2020, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.39†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.40†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.41†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.42*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of December 24, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.43*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.44*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Joseph Molluso.

10.45*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Sean Galvin.

10.46*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Sean Galvin.

10.47*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Brett Fairclough.

10.48*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.49†	Virtu Financial, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021)
21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
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

Virtu Financial, Inc.

DATE:	February 18, 2022	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	February 18, 2022	By:	/s/ Sean P. Galvin
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2022.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Cifu

/s/ Sean P. Galvin	Chief Financial Officer (Principal Financial and Accounting Officer)
Sean P. Galvin

/s/ Robert Greifeld	Chairman of the Board of Directors
Robert Greifeld

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ Virginia Gambale	Director
Virginia Gambale

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Joanne Minieri	Director
Joanne Minieri

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ David Urban	Director
David Urban

/s/ Michael T. Viola	Director
Michael T. Viola