Form 10-Q
period 2022-03-31
Virtu Financial, Inc.
filed 2022-05-03
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10019
1633 Broadway
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of May 3, 2022
Class A common stock, par value $0.00001 per share	105,336,188
Class C common stock, par value $0.00001 per share	9,053,155
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$564,900	$1,071,463
Cash restricted or segregated under regulations and other	47,788	49,490
Securities borrowed	1,700,224	1,349,322
Securities purchased under agreements to resell	160,152	119,453
Receivables from broker-dealers and clearing organizations	1,501,948	1,026,807
Trading assets, at fair value:
Financial instruments owned	4,833,178	3,238,995
Financial instruments owned and pledged	1,137,134	1,017,960
Receivables from customers	330,378	146,476
Property, equipment and capitalized software (net of accumulated depreciation of $485,626 and $472,155 as of March 31, 2022 and December 31, 2021, respectively)	90,031	89,595
Operating lease right-of-use assets	220,140	225,328
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $269,642 and $253,161 as of March 31, 2022 and December 31, 2021, respectively)	369,851	386,332
Deferred tax assets	145,884	158,518
Other assets ($87,484 and $84,378, at fair value, as of March 31, 2022 and December 31, 2021, respectively)	268,554	291,306
Total assets	$12,519,088	$10,319,971

Liabilities and equity
Liabilities
Short-term borrowings	$140,782	$61,510
Securities loaned	1,268,377	1,142,048
Securities sold under agreements to repurchase	549,707	514,325
Payables to broker-dealers and clearing organizations	934,722	571,526
Payables to customers	161,565	54,999
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	5,104,999	3,510,779
Tax receivable agreement obligations	237,938	259,282
Deferred tax liabilities	60	65
Accounts payable, accrued expenses and other liabilities	358,059	457,942
Operating lease liabilities	269,937	278,745
Long-term borrowings	1,794,200	1,605,132
Total liabilities	10,820,346	8,456,353

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 132,872,351 and 131,497,645 shares, Outstanding — 105,636,944 and 113,170,782 shares at March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2022 and December 31, 2021, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,053,155 and 9,359,065 shares at March 31, 2022 and December 31, 2021, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at March 31, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost, 27,235,407 and 18,326,863 shares at March 31, 2022 and December 31, 2021, respectively	(781,286)	(494,075)
Additional paid-in capital	1,246,983	1,223,119
Retained earnings (accumulated deficit)	897,387	830,538
Accumulated other comprehensive income (loss)	16,019	(10,196)

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Total Virtu Financial Inc. stockholders' equity	1,379,105	1,549,388
Noncontrolling interest	319,637	314,230
Total equity	1,698,742	1,863,618

Total liabilities and equity	$12,519,088	$10,319,971
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenues:
Trading income, net	$522,307	$812,743
Interest and dividends income	21,011	6,997
Commissions, net and technology services	154,655	191,649
Other, net	3,289	1,183
Total revenue	701,262	1,012,572

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	150,380	259,332
Communication and data processing	55,835	51,690
Employee compensation and payroll taxes	103,480	104,771
Interest and dividends expense	42,538	24,028
Operations and administrative	25,215	25,655
Depreciation and amortization	17,477	16,778
Amortization of purchased intangibles and acquired capitalized software	16,480	18,077
Termination of office leases	707	1,221
Debt issue cost related to debt refinancing, prepayment and commitment fees	25,684	1,755
Transaction advisory fees and expenses	422	(14)
Financing interest expense on long-term borrowings	21,333	19,492
Total operating expenses	459,551	522,785
Income before income taxes and noncontrolling interest	241,711	489,787
Provision for income taxes	41,786	80,555
Net income	199,925	409,232
Noncontrolling interest	(87,668)	(169,827)

Net income available for common stockholders	$112,257	$239,405

Earnings per share
Basic	$0.99	$1.91
Diluted	$0.98	$1.89

Weighted average common shares outstanding
Basic	109,329,468	122,062,555
Diluted	110,066,641	123,389,328

Net income	$199,925	$409,232
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(5,168)	(3,676)
Net change in unrealized cash flow hedges gain, net of taxes	47,873	21,906
Comprehensive income	242,630	427,462
Less: Comprehensive income attributable to noncontrolling interest	(104,159)	(177,616)
Comprehensive income attributable to common stockholders	$138,471	$249,846

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three months ended March 31, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,669,030	—	—	—	—	—	—	—	27,377	—	—	27,377	—	27,377
Repurchase of Class C common stock	—	—	(234,269)	—	—	—	—	—	(8,204)	—	—	(8,204)	—	(8,204)
Treasury stock purchases	(612,844)	—	—	—	—	—	(8,908,544)	(287,211)	—	(18,354)	—	(305,565)	—	(305,565)
Stock options exercised	246,879	—	—	—	—	—	—	—	4,691	—	—	4,691	—	4,691
Net income	—	—	—	—	—	—	—	—	—	112,257	—	112,257	87,668	199,925
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,172)	(3,172)	(1,996)	(5,168)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	29,387	29,387	18,486	47,873
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27,054)	—	(27,054)	(98,751)	(125,805)
Issuance of common stock in connection with employee exchanges	71,641	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(71,641)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	132,872,351	$1	9,053,155	$—	60,091,740	$1	(27,235,407)	$(781,286)	$1,246,983	$897,387	$16,019	$1,379,105	$319,637	$1,698,742

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	1,896,407	—	—	—	—	—	—	—	27,450	—	—	27,450	—	27,450
Treasury stock purchases	(615,794)	—	—	—	—	—	(2,277,409)	(63,359)	—	(16,059)	—	(79,418)	—	(79,418)
Stock options exercised	154,372	—	—	—	—	—	—	—	2,933	—	—	2,933	—	2,933
Net income	—	—	—	—	—	—	—	—	—	239,405	—	239,405	169,827	409,232
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,165)	(2,165)	(1,511)	(3,676)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	12,607	12,607	9,299	21,906
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,147)	—	(30,147)	(159,239)	(189,386)
Issuance of common stock in connection with employee exchanges	91,757	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(91,757)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	127,154,019	$1	10,135,182	$—	60,091,740	$1	(5,892,506)	$(152,282)	$1,190,950	$615,580	$(15,045)	$1,639,205	$404,874	$2,044,079

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$199,925	$409,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,477	16,778
Amortization of purchased intangibles and acquired capitalized software	16,480	18,077
Debt issue cost related to debt refinancing and prepayment	24,316	27
Amortization of debt issuance costs and deferred financing fees	2,644	1,855
Termination of office leases	707	1,221
Share-based compensation	13,712	12,778
Deferred taxes	12,629	10,035
Other	(1,609)	(406)
Changes in operating assets and liabilities:
Securities borrowed	(350,902)	40,882
Securities purchased under agreements to resell	(40,699)	(13,205)
Receivables from broker-dealers and clearing organizations	(475,141)	27,659
Trading assets, at fair value	(1,713,357)	(790,310)
Receivables from customers	(183,902)	(301,041)
Operating lease right-of-use assets	5,188	16,837
Other assets	25,781	76,694
Securities loaned	126,329	243,359
Securities sold under agreements to repurchase	35,382	(51,071)
Payables to broker-dealers and clearing organizations	411,069	225,268
Payables to customers	106,566	228,358
Trading liabilities, at fair value	1,594,220	61,025
Operating lease liabilities	(8,808)	(16,450)
Accounts payable, accrued expenses and other liabilities	(73,192)	(83,712)
Net cash provided by (used in) operating activities	(255,185)	133,890

Cash flows from investing activities
Development of capitalized software	(21,689)	(20,048)
Acquisition of property and equipment	(9,958)	(3,488)
Other investing activities	(3,383)	(2,106)
Net cash used in investing activities	(35,030)	(25,642)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(125,805)	(189,386)
Repurchase of Class C common stock	(8,204)	—
Purchase of treasury stock	(305,565)	(77,093)
Stock options exercised	4,691	2,933
Short-term borrowings, net	78,945	177,920
Proceeds from long-term borrowings	1,800,000	—
Repayment of long term borrowings	(1,599,774)	(1,460)
Tax receivable agreement obligations	(21,343)	—
Debt issuance costs	(35,827)	(2,658)
Net cash provided by (used in) financing activities	(212,882)	(89,744)

Effect of exchange rate changes on cash and cash equivalents	(5,168)	(3,676)

Net increase in cash and cash equivalents	(508,265)	14,828
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,120,953	1,007,005
Cash, cash equivalents, and restricted or segregated cash, end of period	$612,688	$1,021,833

Supplementary disclosure of cash flow information
Cash paid for interest	$49,277	$36,611

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for taxes	13,791	25,714

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	4,092	4,387

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2022, VFI owned approximately 61.4% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, on over 235 venues, in 36 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, Exchange-Traded Funds ("ETFs"), foreign exchange, futures, fixed income, cryptocurrencies, and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

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

Basis of Consolidation and Form of Presentation

These condensed consolidated financial statements are presented in U.S. dollars, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding financial reporting with respect to Form 10-Q and accounting standards generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC” or the “Codification”), and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements of the Company include its equity interests in Virtu Financial and its subsidiaries. As sole managing member of Virtu Financial, the Company exerts control over the Group’s operations. The Company consolidates Virtu Financial and its subsidiaries’ financial statements and records the interests in Virtu Financial that the

Company does not own as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
For a detailed discussion of the Company's significant accounting policies, see Note 2 "Summary of Significant Accounting Policies" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements, Recently Adopted

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity and updates selected earnings per share ("EPS") guidance. The Company adopted this ASU on January 1, 2022 and it did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements, Not Yet Adopted as of March 31, 2022

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is designed to ease the potential burden in accounting for the transition away from LIBOR. The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which expands the scope of Topic 848 to include derivative instruments that are affected by changes in the interest rates used for margining, discounting or contract price alignment as part of the market transition to new reference rates (the "discounting transition"). The Company is evaluating the impact of these ASUs, but does not expect them to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Derivatives and Hedging - In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging - Fair Value Hedging - Portfolio Layer Method (Topic 815). The ASU expands the scope of permissible hedging, and permits the use of different derivative structures as hedging instruments. The ASU also clarifies the certain terms for partial-term fair value hedges of interest rate risk. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.

Financial Instruments - Credit Losses - In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.

3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income before income taxes and noncontrolling interest	$241,711	$489,787
Provision for income taxes	41,786	80,555
Net income	199,925	409,232

Noncontrolling interest	(87,668)	(169,827)

Net income available for common stockholders	$112,257	$239,405
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2022	2021
Basic earnings per share:
Net income available for common stockholders	$112,257	$239,405
Less: Dividends and undistributed earnings allocated to participating securities	(3,859)	(6,312)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	108,398	233,093

Weighted average shares of common stock outstanding:
Class A	109,329,468	122,062,555

Basic earnings per share	$0.99	$1.91

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2022	2021
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$108,398	$233,093

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	109,329,468	122,062,555
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	737,173	1,326,772
	110,066,641	123,389,327

Diluted earnings per share	$0.98	$1.89

4. Tax Receivable Agreements

For a detailed discussion of the Company's tax receivable agreements, see Note 6 "Tax Receivable Agreements" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

For the purposes of the tax receivable agreements discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been (i) no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu Financial Units, (ii) no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the IPO and (iii) no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes of Virtu Financial. Subsequent adjustments of the tax receivable agreements obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within income before taxes and noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income.

The Company made its first payment of $7.0 million in February 2017, its second payment of $12.4 million in September 2018, its third payment of $13.3 million in March 2020, its fourth payment of $16.5 million in April 2021, and its fifth payment of $21.3 million in March 2022. Tax receivable payments are expected to range from approximately $0.4 million to $22.0 million per year over the next 15 years.

At March 31, 2022 and December 31, 2021, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $175.4 million and $180.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $237.9 million and $259.3 million, respectively. The amounts recorded as of March 31, 2022 and December 31, 2021 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2022 and December 31, 2021, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2022 and 2021.

The following table presents the details of goodwill by segment as of March 31, 2022 and December 31, 2021:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of March 31, 2022 and December 31, 2021, the Company's total amount of intangible assets recorded was $369.9 million and $386.3 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(154,104)	$332,496	10	to	12
Technology	136,000	(106,209)	29,791	1	to	6
Favorable occupancy leases	5,895	(3,829)	2,066	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(269,642)	$369,851

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(142,142)	$344,458	10	to	12
Technology	136,000	(102,088)	33,912	1	to	6
Favorable occupancy leases	5,895	(3,631)	2,264	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,400)	200		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(253,161)	$386,332

Amortization expense relating to finite-lived intangible assets was approximately $16.5 million and $18.1 million for the three months ended March 31, 2022 and 2021, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2022	$48,371
2023	63,960
2024	50,845
2025	47,879
2026	47,879
2027	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Assets
Due from prime brokers	$550,259	$287,990
Deposits with clearing organizations	190,696	161,928
Net equity with futures commission merchants	125,496	98,302
Unsettled trades with clearing organizations	181,109	164,195
Securities failed to deliver	427,761	290,207
Commissions and fees	26,626	24,184
Total receivables from broker-dealers and clearing organizations	$1,501,948	$1,026,807

Liabilities
Due to prime brokers	$728,879	$497,972
Net equity with futures commission merchants (1)	(50,048)	(57,226)
Unsettled trades with clearing organizations	41	828
Securities failed to receive	254,455	128,392
Commissions and fees	1,395	1,560
Total payables to broker-dealers and clearing organizations	$934,722	$571,526

(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $314.3 million and $177.1 million as of March 31, 2022 and December 31, 2021, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2022 and December 31, 2021, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at March 31, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	March 31, 2022	December 31, 2021
Securities received as collateral:
Securities borrowed	$1,630,036	$1,299,270
Securities purchased under agreements to resell	160,152	119,453
	$1,790,188	$1,418,723
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Equities	$1,126,959	$1,012,569
Exchange traded notes	10,175	5,391
	$1,137,134	$1,017,960

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$142,000	$(1,218)	$140,782
Short-term bank loans	—	—	—
	$142,000	$(1,218)	$140,782

	December 31, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$58,000	$(1,546)	$56,454
Short-term bank loans	5,056	—	5,056
	$63,056	$(1,546)	$61,510

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

	At March 31, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.50%	$400,000	$142,000	$(1,218)	$140,782
Committed facility	3.78%	600,000	—	—	—
		$1,000,000	$142,000	$(1,218)	$140,782

	At December 31, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$58,000	$(1,546)	$56,454
Committed facility	3.78%	600,000	—	—	—
		$1,000,000	$58,000	$(1,546)	$56,454

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in thousands)	2022	2021
Broker-dealer credit facilities:
Uncommitted facility	$504	$625
Committed facility	15	57
	$519	$682

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2022, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2021, there was $5.1 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.2%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At March 31, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	3.40%	$616,000	$314,339
		$616,000	$314,339

	At December 31, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.91%	$616,000	$177,080
		$616,000	$177,080

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $1.6 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	3.50%	$1,800,000	$(4,364)	$(30,179)	$1,765,457
SBI bonds	January 2023	5.00%	28,759	—	(16)	28,743
			$1,828,759	$(4,364)	$(30,195)	$1,794,200

		At December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.10%	$1,599,774	$(3,723)	$(21,620)	$1,574,431
SBI bonds	January 2023	5.00%	30,722	—	(21)	30,701
			$1,630,496	$(3,723)	$(21,641)	$1,605,132

Credit Agreements

In connection with the ITG Acquisition, Virtu Financial, VFH, and Impala Borrower LLC (the "Acquisition Borrower") entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the "Acquisition Credit Agreement").

The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the “Acquisition First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which amount approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by Impala Borrower LLC (the "Acquisition Borrower"), to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment, which amended the Acquisition Credit Agreement dated as of March 1, 2019 to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment, which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. There were no outstanding borrowings under the Acquisition Credit Agreement as of March 31, 2022.

On January 13, 2022 (the “Credit Agreement Closing Date”), Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), entered into the Credit Agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the Acquisition Credit Agreement (as defined below), to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term SOFR rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50%, or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of March 31, 2022, $1,800 million was outstanding under the term loans.

In October 2019, the Company entered into a five-year $525 million floating-to-fixed interest rate swap agreement. In January 2020, the Company also entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fixed interest payment obligations on $525.0 million and $1,000 million of principal under the Acquisition First Lien Term Loan Facility at rates of 4.3% and 4.4% through September 2024 and January 2025, respectively, based on the interest rates set forth in the Acquisition Credit Agreement. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations, and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement. In January 2022, in order to align the swap agreements with the Credit Agreement, the Company amended each of the swap agreements to align the floating rate term of such swap agreements to SOFR. The effective fixed interest payment obligations remained at 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($28.8 million) as of March 31, 2022 and ¥3.5 billion ($30.7 million) as of December 31, 2021. The Company had a gain of $2.0 million, and a gain of $2.3 million, during the three months ended March 31, 2022 and 2021, respectively, due to changes in foreign currency rates.

As of March 31, 2022, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	March 31, 2022
2022	—
2023	28,759
2024	—
2025	—
2026	—
Thereafter	1,800,000
Total principal of long-term borrowings	$1,828,759

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

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2022:

	March 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$842,802	$2,879,989	$—	$—	$3,722,791
U.S. and Non-U.S. government obligations	432,338	21,688	—	—	454,026
Corporate Bonds	—	613,885	—	—	613,885
Exchange traded notes	17	4,688	—	—	4,705
Currency forwards	—	382,092	—	(363,676)	18,416
Options	19,355	—	—	—	19,355
	$1,294,512	$3,902,342	$—	$(363,676)	$4,833,178

Financial instruments owned, pledged as collateral:
Equity securities	$721,493	$405,466	$—	$—	$1,126,959
Exchange traded notes	—	10,175	—	—	10,175
	$721,493	$415,641	$—	$—	$1,137,134

Other Assets
Equity investment	$—	$—	$84,482	$—	$84,482
Exchange stock	3,002	—	—	—	3,002
	$3,002	$—	$84,482	$—	$87,484

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$34,927	$—	$—	$34,927

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,682,042	$1,636,883	$—	$—	$3,318,925
U.S. and Non-U.S. government obligations	574,472	22,764	—	—	597,236
Corporate Bonds	—	1,160,940	—	—	1,160,940
Exchange traded notes	63	6,947	—	—	7,010
Currency forwards	—	344,241	—	(344,241)	—
Options	20,888	—	—	—	20,888
	$2,277,465	$3,171,775	$—	$(344,241)	$5,104,999

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2021:

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$572,567	$1,700,470	$—	$—	$2,273,037
U.S. and Non-U.S. government obligations	337,350	18,519	—	—	355,869
Corporate Bonds	—	598,944	—	—	598,944
Exchange traded notes	10	2,459	—	—	2,469
Currency forwards	—	206,258	—	(206,125)	133
Options	8,543	—	—	—	8,543
	$918,470	$2,526,650	$—	$(206,125)	$3,238,995
Financial instruments owned, pledged as collateral:
Equity securities	$670,277	$342,292	$—	$—	$1,012,569
Exchange traded notes	—	5,391	—	—	5,391
	$670,277	$347,683	$—	$—	$1,017,960
Other Assets
Equity investment	$—	$—	$81,358	$—	$81,358
Exchange stock	3,020	—	—	—	3,020
	$3,020	$—	$81,358	$—	$84,378

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,482,386	$807,631	$—	$—	$2,290,017
U.S. and Non-U.S. government obligations	330,765	9,955	—	—	340,720
Corporate Bonds	—	851,871	—	—	851,871
Exchange traded notes	—	22,962	—	—	22,962
Currency forwards	—	208,357	—	(208,356)	1
Options	5,208	—	—	—	5,208
	$1,818,359	$1,900,776	$—	$(208,356)	$3,510,779

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$21,037	$—	$—	$21,037

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2021 and 2022, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	March 31, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$84,482	Discounted cash flow	Estimated revenue growth	2.5% - 36.6%	11.5%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	7.7x - 22.0x	15.8x

	December 31, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,358	Discounted cash flow	Estimated revenue growth	2.5% - 32.6%	10.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 21.1x	14.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2022
(in thousands)	Balance at December 31, 2021	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2022	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2022
Assets
Other assets:
Equity investment	$81,358	$—	$3,124	$—	$—	$84,482	$3,124
Total	$81,358	$—	$3,124	$—	$—	$84,482	$3,124
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2022:

	March 31, 2022
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$564,900	$564,900	$564,900	$—	$—
Cash restricted or segregated under regulations and other	47,788	47,788	47,788	—	—
Securities borrowed	1,700,224	1,700,224	—	1,700,224	—
Securities purchased under agreements to resell	160,152	160,152	—	160,152	—
Receivables from broker-dealers and clearing organizations (2)	1,501,948	1,501,948	(14,374)	1,516,322	—
Receivables from customers	330,378	330,378	—	330,378	—
Other assets (1)	23,025	23,025	—	23,025	—
Total Assets	$4,328,415	$4,328,415	$598,314	$3,730,101	$—

Liabilities
Short-term borrowings	$140,782	$142,000	$—	$142,000	$—
Long-term borrowings	1,794,200	1,800,643	—	1,800,643	—
Securities loaned	1,268,377	1,268,377	—	1,268,377	—
Securities sold under agreements to repurchase	549,707	549,707	—	549,707	—
Payables to broker-dealers and clearing organizations	934,722	934,722	(902)	935,624	—
Payables to customers	161,565	161,565	—	161,565	—
Other liabilities (3)	14,717	14,717	—	14,717	—
Total Liabilities	$4,864,070	$4,871,731	$(902)	$4,872,633	$—
(1) Includes cash collateral and deposits, and interest and dividends receivables.
(2) Receivables from broker-dealers and clearing organizations include interest rate swaps carried at fair value.
(3) Includes deposits, interest and dividends payable.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2021:

	December 31, 2021
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,071,463	$1,071,463	$1,071,463	$—	$—
Cash restricted or segregated under regulations and other	49,490	49,490	49,490	—	—
Securities borrowed	1,349,322	1,349,322	—	1,349,322	—
Securities purchased under agreements to resell	119,453	119,453	—	119,453	—
Receivables from broker-dealers and clearing organizations	1,026,807	1,026,807	(24,037)	1,050,844	—
Receivables from customers	146,476	146,476	—	146,476	—
Other assets (1)	20,266	20,266	—	20,266	—
Total Assets	$3,783,277	$3,783,277	$1,096,916	$2,686,361	$—

Liabilities
Short-term borrowings	61,510	63,046	—	63,046	—
Long-term borrowings	1,605,132	1,628,497	—	1,628,497	—
Securities loaned	1,142,048	1,142,048	—	1,142,048	—
Securities sold under agreements to repurchase	514,325	514,325	—	514,325	—
Payables to broker dealer and clearing organizations (2)	571,526	571,526	235	571,291	—
Payables to customers	54,999	54,999	—	54,999	—
Other liabilities (3)	9,414	9,414	—	9,414	—
Total Liabilities	$3,958,954	$3,983,855	$235	$3,983,620	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,700,224	$—	$1,700,224	$(1,630,036)	$(20,619)	$49,569
Securities purchased under agreements to resell	160,152	—	160,152	(160,152)	—	—
Trading assets, at fair value:
Currency forwards	382,092	(363,676)	18,416	—	—	18,416
Options	19,355	—	19,355	—	(19,355)	—
Total	$2,261,823	$(363,676)	$1,898,147	$(1,790,188)	$(39,974)	$67,985

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,268,377	$—	$1,268,377	$(1,228,770)	$(20,619)	$18,988
Securities sold under agreements to repurchase	549,707	—	549,707	(549,707)	—	—
Payable to broker-dealers and clearing organizations
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	344,241	(344,241)	—	—	—	—
Options	20,888	—	20,888	—	(19,355)	1,533
Total	$2,183,213	$(344,241)	$1,838,972	$(1,778,477)	$(39,974)	$20,521

	December 31, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,349,322	$—	$1,349,322	$(1,299,270)	$(5,054)	$44,998
Securities purchased under agreements to resell	119,453	—	119,453	(119,453)	—	—
Trading assets, at fair value:
Currency forwards	206,258	(206,125)	133	—	—	133
Options	8,543	—	8,543	—	(5,208)	3,335
Total	$1,683,576	$(206,125)	$1,477,451	$(1,418,723)	$(10,262)	$48,466

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,142,048	$—	$1,142,048	$(1,107,688)	$(17,272)	$17,088
Securities sold under agreements to repurchase	514,325	—	514,325	(514,325)	—	—
Interest rate swaps	21,037	—	21,037	—	—	21,037
Trading liabilities, at fair value:
Currency forwards	208,357	(208,356)	1	—	—	1
Options	5,208	—	5,208	—	(5,208)	—
Total	$1,890,975	$(208,356)	$1,682,619	$(1,622,013)	$(22,480)	$38,126
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	March 31, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$160,000	$50,000	$400,000
U.S. and Non-U.S. government obligations	149,707	—	—	—		149,707
Total	$149,707	$140,000	$50,000	$160,000	$50,000	$549,707

Securities loaned:
Equity securities	$1,268,377	$—	$—	$—	$—	$1,268,377
Total	$1,268,377	$—	$—	$—	$—	$1,268,377

	December 31, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$210,000	$—	$400,000
U.S. and Non-U.S. government obligations	114,325	—	—	—	—	114,325
Total	$114,325	$140,000	$50,000	$210,000	$—	$514,325

Securities loaned:
Equity securities	1,142,048	—	—	—	—	1,142,048
Total	$1,142,048	$—	$—	$—	$—	$1,142,048

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2022 and December 31, 2021:

(in thousands)		March 31, 2022		December 31, 2021
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(2,672)	$633,156	$1,619	$406,420
Commodity futures	Receivables from broker-dealers and clearing organizations	(12,811)	8,324,178	(24,405)	5,285,216
Currency futures	Receivables from broker-dealers and clearing organizations	1,975	5,225,802	(8,205)	4,760,173
Fixed income futures	Receivables from broker-dealers and clearing organizations	—	242	147	8,489
Options	Financial instruments owned	19,355	2,426,511	8,543	1,063,686
Currency forwards	Financial instruments owned	382,092	29,334,379	206,258	21,445,374

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	34,927	1,525,000	—	—

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(958)	$2,674,190	$791	$1,362,684
Commodity futures	Payables to broker-dealers and clearing organizations	(10)	127,855	(49)	27,224
Currency futures	Payables to broker-dealers and clearing organizations	243	362,623	1,671	725,162
Fixed income futures	Payables to broker-dealers and clearing organizations	—	109,718	(161)	120,212
Options	Financial instruments sold, not yet purchased	20,888	2,434,080	5,208	1,066,801
Currency forwards	Financial instruments sold, not yet purchased	344,241	29,315,454	208,357	21,446,422

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	—	—	21,037	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022, and 2021.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2022	2021
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$77,346	$47,222
Currency forwards	Trading income, net	8,910	109,389
Options	Trading income, net	(1,095)	48,736
Interest rate swap on term loan	Other, net	(463)	(472)
		$84,698	$204,875

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$56,145	$25,826
		$56,145	$25,826
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and as such, the mark-to-market gains (losses) on the instruments were deferred within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income beginning in the first quarter of 2020.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2022, the Company held noncontrolling interests of 10.0% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2022, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of March 31, 2022, the Company held approximately a 15.0% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at March 31, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$36,080	$—	$36,080	$175,168

The following table presents the Company’s nonconsolidated VIEs at December 31, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$38,319	$—	$38,319	$136,378

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 14 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2021 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,048	$108,668	$—	$117,716
Workflow technology	—	26,445	—	26,445
Analytics	—	10,494	—	10,494
Total revenue from contracts with customers	9,048	145,607	—	154,655

Other sources of revenue	537,513	6,138	2,956	546,607

Total revenues	$546,561	$151,745	$2,956	$701,262

Timing of revenue recognition:
Services transferred at a point in time	$546,561	$133,301	$2,956	$682,818
Services transferred over time	—	18,444	—	18,444
Total revenues	$546,561	$151,745	$2,956	$701,262

	Three Months Ended March 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$14,130	$140,450	$—	$154,580
Workflow technology	—	26,573	—	26,573
Analytics	—	10,496		10,496
Total revenue from contracts with customers	14,130	177,519	—	191,649

Other sources of revenue	809,594	11,720	(391)	820,923

Total revenues	$823,724	$189,239	$(391)	$1,012,572

Timing of revenue recognition:
Services transferred at a point in time	$823,724	$170,538	$(391)	$993,871
Services transferred over time	—	18,701	—	18,701
Total revenues	$823,724	$189,239	$(391)	$1,012,572

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $56.8 million and $51.5 million as of March 31, 2022 and December 31, 2021, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2022.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.0 million and $9.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company recognized revenue of $7.5 million and $7.9 million during the three months ended March 31, 2022 and 2021, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2022 and 2021, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s provisions for income taxes and effective tax rates were $41.8 million, 17.3%, and $80.6 million, 16.4% for the three months ended March 31, 2022 and 2021, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021 are current income tax receivables of $12.7 million and $37.2 million, respectively. The balances at March 31, 2022 and December 31, 2021 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021 are current tax liabilities of $14.4 million and $16.8 million, respectively. The balances at March 31, 2022 and December 31, 2021 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2022 and December 31, 2021, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At March 31, 2022 and December 31, 2021, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at March 31, 2022 and December 31, 2021 of $67.2 million and $67.2 million, respectively, and recorded a related deferred tax asset of $13.3 million and $13.4 million, respectively. A valuation allowance of $13.3 million was recorded against this deferred tax asset both at March 31, 2022 and December 31, 2021, as it is more likely than not that a substantial portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at March 31, 2022 and December 31, 2021 of $239.3 million, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at March 31, 2022 and December 31, 2021 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2022 and December 31, 2021 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2022, the Company’s tax years for 2015 through 2019 and 2016 through 2019 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2019. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $6.3 million of unrecognized tax benefits as of March 31, 2022, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2022.

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

On November 30, 2020, the Company was named as a defendant in In re United States Oil Fund, LP Securities Litigation, No. 20-cv-4740. The consolidated amended complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in United States Oil Fund, LP, a crude oil ETF. The complaint also names the ETF, its sponsor, and related individuals as defendants. The complaint did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated amended complaint on January 29, 2021 and plaintiffs subsequently filed their opposition to the motion on March 30, 2021. The Company believes that the claims are without merit and is defending itself vigorously.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint, filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company believes that the claims are without merit and is defending itself vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

The Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations, including indemnification obligations in connection with the Acquisition of KCG and the ITG Acquisition. The Company's maximum exposure under these arrangements is currently unknown, as any such exposure could relate to claims not yet brought or events which have not yet occurred. For example, in November 2013, KCG sold Urban Financial of America, LLC (“Urban”), the reverse mortgage origination and securitization business previously owned by Knight Capital Group, Inc., to an investor group now known as Finance of America Reverse, LLC (“FAR”). Pursuant to the terms of the Stock Purchase Agreement between KCG and FAR, Virtu has certain continuing obligations related to KCG's prior ownership of Urban.

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

15. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 "Summary of Significant Accounting Policies" and Note 17 "Leases" to the Consolidated Financial Statements of the Company's 2021 Annual Report on Form 10-K.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$220,140	$225,328
Operating lease liabilities	Operating lease liabilities	269,937	278,745

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	27,692	18,965
Accumulated depreciation	Property, equipment, and capitalized software, net	(14,373)	(12,465)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	13,434	6,612

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	6.59 years	6.68 years
Finance leases	2.28 years	1.62 years
Weighted average discount rate
Operating leases	5.43%	5.47%
Finance leases	2.60%	2.38%

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost:
Fixed	$18,068	$19,101
Variable	1,886	1,445
Impairment of ROU Asset	—	1,198
Total Operating lease cost	$19,954	$21,744

Sublease income	4,923	4,443

Finance lease cost:
Amortization of ROU Asset	$1,908	$2,133
Interest on lease liabilities	78	74
Total Finance lease cost	$1,986	$2,207

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2022, are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$52,574	$7,470
2023	64,289	4,909
2024	61,840	3,298
2025	33,486	240
2026	29,470	—
2027 and thereafter	98,456	—
Total lease payments	$340,116	$15,917
Less imputed interest	(70,179)	(2,483)
Total lease liability	$269,937	$13,434

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$564,900	$1,071,463
Cash restricted or segregated under regulations and other	47,788	49,490
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$612,688	$1,120,953

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 84.4% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 61.4% interest in Virtu Financial at March 31, 2022.

During the period prior to certain reorganization transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2022 and December 31, 2021, there were 4,485,929 and 4,791,839 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 305,910 and 91,757 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2022 and 2021 respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the

Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2022, the Company repurchased approximately 25.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $726.3 million. As of March 31, 2022, the Company has approximately $493.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the three months ended March 31, 2022, and 2021, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 71,641, and 91,757 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 8 "Borrowings"), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. If at any time during the term of the Founder Member Loan Facility, the Founder Member Loans equal to or greater than $100 million had remained outstanding for a certain period of time specified in the Warrant, the number of shares would have increased to 10,000,000. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 8 "Borrowings"). The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant was $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. On December 17, 2021, the Founder Member exercised in full the Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31, 2022
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(10,481)	$26,390	$2,997	$18,906
Foreign exchange translation adjustment	285	(3,172)	—	(2,887)
Total	$(10,196)	$23,218	$2,997	$16,019
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of March 31, 2022, the Company expects approximately $12.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Three Months Ended March 31, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	$(33,444)	$9,273	$3,334	$(20,837)
Foreign exchange translation adjustment	7,957	(2,165)	—	5,792
Total	$(25,487)	$7,108	$3,334	$(15,045)
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

The following table summarizes activity related to stock options for the three months ended March 31, 2022, and 2021:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(154,372)	19.00	—	(154,372)	19.00
Forfeited or expired	—	—	—	—	—
At March 31, 2021	2,169,780	$19.00	4.24	2,169,780	$19.00

At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(246,879)	19.00	—	(246,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At March 31, 2022	1,543,776	$19.00	2.99	1,543,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the three months ended March 31, 2022, and 2021, respectively, there were 580,710, and 633,938 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $6.0 million, and $5.0 million for the three months ended March 31, 2022, and 2021, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the three months ended March 31, 2022, and 2021:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2020	3,393,084	$21.35
Granted	2,105,988	27.35
Forfeited	(87,658)	23.38
Vested	(1,896,407)	23.22
At March 31, 2021	3,515,007	$23.89

At December 31, 2021	3,224,447	$24.30
Granted (1)	2,484,363	29.92
Forfeited	(220,849)	24.92
Vested	(1,669,030)	25.07
At March 31, 2022	3,818,931	$27.60
(1) Excluded in the number of RSUs and RSAs are 462,500 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $8.6 million, and $7.8 million for the three months ended March 31, 2022, and 2021, respectively, of compensation expense in relation to RSUs. As of March 31, 2022 and December 31, 2021, total unrecognized share-based compensation expense related to unvested RSUs was $79.8 million and $41.9 million, respectively, and this amount is to be recognized over a weighted average period of 1.5 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity-based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals of cash compensation may also be directed to notional investments in certain of the employee investment opportunities. The Company recognized $5.6 million as compensation cost under the DCP as of March 31, 2022.

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2022. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of March 31, 2022 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$506,028	$2,535	$503,493

As of March 31, 2022, VAL had $41.3 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of March 31, 2022 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$14,522	$200	$14,322
Virtu Financial Canada ULC	202	200	2
Ireland
Virtu ITG Europe Limited (1)	76,980	38,283	38,697
Virtu Financial Ireland Limited (1)	104,433	46,596	57,837
United Kingdom
Virtu ITG UK Limited (1)	1,109	806	303
Asia Pacific
Virtu ITG Australia Limited	35,645	10,360	25,285
Virtu ITG Hong Kong Limited	4,659	480	4,179
Virtu ITG Singapore Pte Limited	903	74	829
(1) Preliminary

As of March 31, 2022, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.1 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

As of December 31, 2021, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.1 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues:
United States	$549,449	$816,054
Ireland	77,958	121,369
Singapore	46,277	42,848
Canada	17,197	17,030
Australia	8,921	12,667
United Kingdom	(1)	1,184
Others	1,461	1,420
Total revenues	$701,262	$1,012,572

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures and options markets across global equities, fixed income, currencies and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker-dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, Electronic Communications Networks ("ECNs") and alternative trading systems ("ATSs"). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc.

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers. The Company earns commissions and commission equivalents as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company's ATSs, including Virtu MatchIt, and POSIT. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation. The segment also includes the results of the Company's capital markets business, in which the Company acts as an agent for issuers in connection with at-the-market offerings and buyback programs.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2022 and 2021 and are summarized in the following table:

The Company's Pre-tax earnings by segment for the three months ended March 31, 2022, and 2021 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2022
Total revenue	$546,561	$151,745	$2,956	$701,262
Income before income taxes and noncontrolling interest	224,220	15,126	2,365	241,711

2021
Total revenue	823,724	189,239	(391)	1,012,572
Income before income taxes and noncontrolling interest	453,277	40,351	(3,841)	489,787

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2022, and December 31, 2021 the Company had net payables to its affiliates of $4.2 million and net receivables from its affiliates of $2.2 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.8 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 11 "Variable Interest Entities") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments of $5.5 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively, to these JVs.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company paid $0.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, to Level 3 for these services.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. Payments made for the three months ended March 31, 2022 and 2021 were immaterial.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received rebates of $6.7 million and $3.6 million for the three months ended March 31, 2022 and 2021.
22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On April 22, 2022, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from
21,000,000 shares of Class A Common Stock to an aggregate of 26,000,000 shares of Class A Common Stock, and the amendment is subject to the approval of the Company’s shareholders at the Company's annual meeting of stockholders on June 2, 2022.

On April 28, 2022, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on June 15, 2022 to holders of record as of June 1, 2022.

On May 2, 2022, the Company sold its strategic minority investment in Eris Digital Holdings, LLC ("ErisX"), an operator of a U.S. based digital asset spot market, a regulated futures exchange and a regulated clearinghouse to Cboe Global Markets, Inc. ("CBOE") in connection with CBOE's acquisition of ErisX.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2022 and 2021 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the Company") for the period ended March 31, 2022, which are in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2021, which are included in Items 8 and 7 respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC") on February 18, 2022 (the "2021 Form 10-K"), because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2021 Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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
•enhanced regulatory, congressional, and media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics and both the impact of potential changes in regulation or law which could have an adverse effect on our business as well as the potential impact upon public perception of us or of companies in our industry;
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
•the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, monetary conditions and foreign currency and exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, geopolitical conflicts, natural disasters, pandemics or extreme weather;
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

Acquisition of ITG

On March 1, 2019, the "ITG Closing Date", we announced the completion of Investment Technology Group, Inc. and its subsidiaries ("ITG") in an all-cash transaction (the "ITG Acquisition"). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial ("VFH"), and Impala Borrower LLC (the "Acquisition Borrower"), a subsidiary of the Company, entered into the Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the "Acquisition Credit Agreement"). The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the "Acquisition First Lien Term Loan Facility") in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the "Acquisition First Lien Revolving Facility"), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. There were no outstanding borrowings under the Acquisition Credit Agreement as of March 31, 2022.

On January 13, 2022 (the "Credit Agreement Closing Date"), VFH and Virtu Financial entered into the Credit Agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the Acquisition Credit Agreement, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock and the amendment was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 5, 2020. On April 22, 2022, the Company’s Board of Directors adopted another amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 21,000,000 shares of Class A Common Stock to an aggregate of 26,000,000 shares of Class A Common Stock and the amendment is subject to the approval of the Company’s shareholders at the Company’s annual meeting of shareholders on June 2, 2022.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2022, options to purchase 1,633,750 shares in the aggregate were forfeited and 6,050,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A

Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2022 in the amount of $30.0 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2022 in the amount of $137.4 million and tax receivable agreement obligation in the amount of $237.9 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of March 31, 2022; and (iv) provision for corporate income tax in the amount of $27.1 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2022, and 2021:

(in thousands)	Three Months Ended March 31,
Market Making	2022	2021
Total revenue	$546,561	$823,724
Total operating expenses	322,341	370,447
Income before income taxes and noncontrolling interest	224,220	453,277
Execution Services
Total revenue	151,745	189,239
Total operating expenses	136,619	148,888
Income before income taxes and noncontrolling interest	15,126	40,351
Corporate
Total revenue	2,956	(391)
Total operating expenses	591	3,450
Income before income taxes and noncontrolling interest	2,365	(3,841)
Consolidated
Total revenue	701,262	1,012,572
Total operating expenses	459,551	522,785
Income before income taxes and noncontrolling interest	$241,711	$489,787

The following table shows our results of operations for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues:
Trading income, net	$522,307	$812,743
Interest and dividends income	21,011	6,997
Commissions, net and technology services	154,655	191,649
Other, net	3,289	1,183
Total revenue	701,262	1,012,572

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	150,380	259,332
Communication and data processing	55,835	51,690
Employee compensation and payroll taxes	103,480	104,771
Interest and dividends expense	42,538	24,028
Operations and administrative	25,215	25,655
Depreciation and amortization	17,477	16,778
Amortization of purchased intangibles and acquired capitalized software	16,480	18,077
Termination of office leases	707	1,221
Debt issue cost related to debt refinancing, prepayment and commitment fees	25,684	1,755
Transaction advisory fees and expenses	422	(14)
Financing interest expense on long-term borrowings	21,333	19,492
Total operating expenses	459,551	522,785
Income before income taxes and noncontrolling interest	241,711	489,787
Provision for income taxes	41,786	80,555
Net income	$199,925	$409,232

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and is comprised of small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads, while hedging risks. Trading income, net, accounted for 74% and 80% of our total revenues for the three months ended March 31, 2022 and 2021, respectively.

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

Other, net can also include gains on sales of businesses, revenues from service agreements related to the sale of businesses.

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

Termination of office leases. Termination of office leases represents the write-off expense related to certain office space we ceased use of as part of the effort to integrate and consolidate office space. The aggregate write-off amount includes the impairment of operating lease right-of-use assets, leasehold improvements and fixed assets, and dilapidation charges.

Debt issue cost related to debt refinancing, prepayment and commitment fees. As a result of the refinancing or early termination of our long-term borrowings, we accelerate the capitalized debt issue cost and the discount on the term loan that would otherwise be amortized or accreted over the life of the term loan. Premium paid in connection with retiring outstanding bonds, and commitment fees paid for lines of credit are also included in this category.

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
•“EBITDA”, which measures our operating performance by adjusting net income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, prepayment, and commitment fees, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, reserves for legal matters, transaction advisory fees and expenses, termination of office leases, charges related to share-based compensation and other expenses, which includes COVID-19 one-time costs and donations and Other, net.
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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$522,307	$812,743
Interest and dividends income	21,011	6,997
Commissions, net and technology services	154,655	191,649
Brokerage, exchange, clearance fees and payments for order flow, net	(150,380)	(259,332)
Interest and dividends expense	(42,538)	(24,028)
Adjusted Net Trading Income	$505,055	$728,029

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$199,925	$409,232
Financing interest expense on long-term borrowings	21,333	19,492
Debt issue cost related to debt refinancing, prepayment, and commitment fees	25,684	1,755
Depreciation and amortization	17,477	16,778
Amortization of purchased intangibles and acquired capitalized software	16,480	18,077
Provision for income taxes	41,786	80,555
EBITDA	$322,685	$545,889
Severance	2,001	2,020
Reserve for legal matters	7,379	3,907
Transaction advisory fees and expenses	422	(14)
Termination of office leases	707	1,221
Other	(3,117)	(1,076)
Share based compensation	13,712	12,778
Adjusted EBITDA	$343,789	$564,725

Selected Operating Margins
Net Income Margin (1)	39.6%	56.2%
EBITDA Margin (2)	63.9%	75.0%
Adjusted EBITDA Margin (3)	68.1%	77.6%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income (loss)	$199,925	$409,232
Provision for income taxes	41,786	80,555
Income (loss) before income taxes	241,711	489,787

Amortization of purchased intangibles and acquired capitalized software	16,480	18,077
Debt issue cost related to debt refinancing, prepayment, and commitment fees	25,684	1,755
Reserve for legal matters	7,379	3,907
Severance	2,001	2,020
Transaction advisory fees and expenses	422	(14)
Termination of office leases	707	1,221
Other	(3,117)	(1,076)
Share based compensation	13,712	12,778
Normalized Adjusted Net Income before income taxes	304,979	528,455
Normalized provision for income taxes (1)	73,195	126,829
Normalized Adjusted Net Income	$231,784	$401,626

Weighted Average Adjusted shares outstanding (2)	183,172,671	196,951,685

Normalized Adjusted EPS	$1.27	$2.04

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2022, and 2021.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$516,358	$5,949	$—	$522,307
Commissions, net and technology services	9,048	145,607	—	154,655
Interest and dividends income	20,982	29	—	21,011
Brokerage, exchange, clearance fees and payments for order flow, net	(123,515)	(26,865)	—	(150,380)
Interest and dividends expense	(41,027)	(1,511)	—	(42,538)
Adjusted Net Trading Income	$381,846	$123,209	$—	$505,055

	Three Months Ended March 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$801,281	$11,462	$—	$812,743
Commissions, net and technology services	14,130	177,519	—	191,649
Interest and dividends income	6,901	96	—	6,997
Brokerage, exchange, clearance fees and payments for order flow, net	(223,195)	(36,137)	—	(259,332)
Interest and dividends expense	(23,994)	(34)	—	(24,028)
Adjusted Net Trading Income	$575,123	$152,906	$—	$728,029

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three months ended March 31, 2022, and 2021:

(in thousands, except %)	2022			2021
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%
Market Making	$381,846	$6,159	75.6%	$575,123	$9,428	79.0%

Execution Services	123,209	1,987	24.4%	152,906	2,507	21.0%

Adjusted Net Trading Income	$505,055	$8,146	100.0%	$728,029	$11,935	100.0%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total Revenues

Our total revenues decreased $311.3 million, or 30.7%, to $701.3 million for the three months ended March 31, 2022, compared to $1,012.6 million for the three months ended March 31, 2021. The decrease was primarily driven by a decrease of $290.4 million in Trading income, net, which was driven by lower market volumes across global markets and major asset categories as well as a decrease of $37.0 million in Commissions, net and technology services driven lower by decreased market volumes during the three months ended March 31, 2022 compared to the same period in 2021, which experienced elevated levels of market volatility and trading volumes largely due to the impacts of the COVID-19 pandemic and the governmental and other responses thereto.

The following table shows total revenues by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands, except for percentage)	2022	2021	% Change
Market Making
Trading income, net	$516,358	$801,281	(35.6)%
Interest and dividends income	20,982	6,901	204.0%
Commissions, net and technology services	9,048	14,130	(36.0)%
Other, net	173	1,412	(87.7)%
Total revenues from Market Making	$546,561	$823,724	(33.6)%

Execution Services
Trading income, net	$5,949	$11,462	(48.1)%
Interest and dividends income	29	96	(69.8)%
Commissions, net and technology services	145,607	177,519	(18.0)%
Other, net	160	162	(1.2)%
Total revenues from Execution Services	$151,745	$189,239	(19.8)%

Corporate
Other, net	$2,956	$(391)	NM
Total revenues from Corporate	$2,956	$(391)	NM

Consolidated
Trading income, net	$522,307	$812,743	(35.7)%
Interest and dividends income	21,011	6,997	200.3%
Commissions, net and technology services	154,655	191,649	(19.3)%
Other, net	3,289	1,183	178.0
Total revenues	$701,262	$1,012,572	(30.7)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $290.4 million, or 35.7%, to $522.3 million for the three months ended March 31, 2022, compared to $812.7 million for the three months ended March 31, 2021. The decrease was primarily driven by the lower market volumes across global markets and major asset categories during the three months ended March 31, 2022 compared to the same period in 2021, which experienced elevated levels of market volumes and volatility due to the impacts of COVID-19 and the governmental and other responses thereto. Average daily U.S. equity consolidated volumes decreased 12.1% in the period compared to the prior period. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $14.0 million, or 200.3%, to $21.0 million for the three months ended March 31, 2022, compared to $7.0 million for the three months ended March 31, 2021. This increase was primarily attributable to the higher interest income earned on cash collateral posted as part of securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $37.0 million, or 19.3%, to $154.7 million for the three months ended March 31, 2022, compared to $191.6 million for the three months ended March 31, 2021. The decrease was primarily driven by lower market volumes during the three months ended March 31, 2022 compared to the same period in 2021. The average daily U.S. equity consolidated volume decreased 12.1% during the period compared to the prior period.

Other, net. Other, net increased $2.1 million, or 178.0%, to $3.3 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. The increase was primarily due to a $5.2 million unrealized gain on the minority investment in JNX (see Note 9 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on the JNX Investment).

Adjusted Net Trading Income

Adjusted Net Trading Income decreased $223.0 million, or 30.6%, to $505.1 million for the three months ended March 31, 2022, compared to $728.0 million for the three months ended March 31, 2021. This decrease was primarily attributable to lower Trading income, net in the Market Making segment driven by lower market volumes across major asset categories during the three months ended March 31, 2022 compared to the same period in 2021. Average daily U.S. equity consolidated volumes decreased 12.1%. Adjusted Net Trading Income per day decreased $3.8 million, or 31.7%, to $8.1 million for the three months ended March 31, 2022, compared to $11.9 million for the three months ended March 31, 2021. There were 62 trading days for the three months ended March 31, 2022 and 61 trading days for the three months ended March 31, 2021. Adjusted Net Trading Income is a non-GAAP measure. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $63.2 million, or 12.1%, to $459.6 million for the three months ended March 31, 2022, compared to $522.8 million for the three months ended March 31, 2021. The decrease in operating expenses is primarily due to a decrease in Brokerage, exchange, clearance fees and payments for order flow, net, partially offset by an increase in Interest and dividends expense, and Debt issue cost related to debt refinancing, prepayment and commitment fees described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $109.0 million, or 42.0%, to $150.4 million for the three months ended March 31, 2022, compared to $259.3 million for the three months ended March 31, 2021. This decrease was primarily attributable to the decrease in market volumes during the three months ended March 31, 2022 compared to the same period in 2021. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $4.1 million, or 8.0%, to $55.8 million for the three months ended March 31, 2022, compared to $51.7 million for the three months ended March 31, 2021. This increase was primarily due to increased connectivity spending on colocation, subscriber connections and trading membership fees.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $1.3 million, or 1.2%, to $103.5 million for the three months ended March 31, 2022, compared to $104.8 million for the three months ended March 31, 2021. The decrease in compensation levels was primarily attributable to a decrease in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.5 million and $9.2 million for the three months ended March 31, 2022, and 2021, respectively.

Interest and dividends expense. Interest and dividends expense increased $18.5 million or 77.0% to $42.5 million for the three months ended March 31, 2022, compared to $24.0 million for the three months ended March 31, 2021. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense remained consistent at $25.2 million for the three months ended March 31, 2022, compared to $25.7 million for the three months ended March 31, 2021.

Depreciation and amortization. Depreciation and amortization remained consistent at $17.5 million for the three months ended March 31, 2022, compared to $16.8 million for the three months ended March 31, 2021.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $1.6 million, or 8.8%, to $16.5 million for the three months ended March 31, 2022, compared to $18.1 million for the three months ended March 31, 2021. This decrease was due to certain intangible assets being fully amortized.

Termination of office leases. Termination of office leases remained consistent at $0.7 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. These expenses are related to the impairment of leasehold improvements and fixed assets for certain abandoned office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $23.9 million, or 1,363.5%, to $25.7 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021. The increase was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022, as described in further detail below.

Transaction advisory fees and expenses. Transaction advisory fees and expenses remained consistent at $0.4 million for the three months ended March 31, 2022, compared to immaterial amounts incurred during the three months ended March 31, 2021. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings remained consistent at $21.3 million for the three months ended March 31, 2022, compared to $19.5 million for the three months ended March 31, 2021.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $41.8 million and 17.3% for the three months ended March 31, 2022, compared to $80.6 million and 16.4% for the three months ended March 31, 2021.

Liquidity and Capital Resources

General

As of March 31, 2022, we had $564.9 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2022, we had borrowings under our prime brokerage credit facilities of approximately $314.3 million, borrowings under our broker dealer facilities of $142.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,828.8 million.

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

Long-term Liquidity and Capital Resources

Our principal demand for funds beyond the next twelve months will be payments on our long-term debt, operating lease payments, common stock repurchases under our share repurchase program, and dividend payments. Based on our current level of operations, we believe our cash flow from operations, and ability to raise funding, notably the refinancing of our term loan in January 2022, will be sufficient to fund capital demands. Our long-term debt was rated Ba3, B+, and BB- by Moody's Investors Service, S&P Global Ratings, and Fitch Ratings, respectively, with all firms giving an outlook of Stable.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.4 million to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, our second payment of $12.4 million in September 2018, our third payment of $13.3 million in March 2020, our fourth payment of $16.5 million in April 2021, and our fifth payment of $21.3 million in March 2022. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2022, the outstanding principal balance on our broker-dealer facilities was $142.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $314.3 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Credit Agreement

On January 13, 2022 (the “Credit Agreement Closing Date”), Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), entered into the Credit Agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). On the Credit Agreement Closing Date, VFH and Virtu Financial entered into the Credit Agreement. The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the Acquisition Credit Agreement, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Acquisition Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Acquisition Credit Agreement provided (i) the Acquisition First Lien Term Loan Facility in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a the Acquisition First Lien Revolving Facility, with a $5.0 million letter of credit subfacility and a $5.0 million swing-line subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into Amendment No. 1, which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of the Acquisition Incremental Term Loans, and amend the related collateral agreement. On March 2, 2020, VFH entered into Amendment No. 2, which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. There were no outstanding borrowings under the Acquisition Credit Agreement as of March 31, 2022

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term SOFR rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50% or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of March 31, 2022, $1,800.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2022.

In October 2019, the Company entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, the Company entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fixed interest payment obligations on $525.0 million and $1,000.0 million of principal under the Acquisition First Lien Term Loan Facility at rates of 4.3% and 4.4% through September 2024 and January 2025, respectively, based on the interest rates set forth in the Acquisition Credit Agreement. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement. In January 2022, in order to align the swap agreements with the Credit Agreement, the Company amended each of the swap agreements to align the floating rate term of such swap agreements to SOFR. The effective fixed interest payment obligations remained at 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2022, and 2021 and 2020.

	Three Months Ended March 31,
Net cash provided by (used in):	2022	2021
Operating activities	$(255,185)	$133,890
Investing activities	(35,030)	(25,642)
Financing activities	(212,882)	(89,744)
Effect of exchange rate changes on cash and cash equivalents	(5,168)	(3,676)
Net increase in cash and cash equivalents	$(508,265)	$14,828

Operating Activities

Net cash used in operating activities was $255.2 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $133.9 million for the three months ended March 31, 2021. The decrease in net cash provided by operating activities was primarily attributable to an increase in Securities borrowed, an increase in Receivables from broker dealers and clearing organizations, and an increase in Trading assets, at fair value partially offset by an increase in Trading liabilities, at fair value for the three months ended March 31, 2022 compared to the prior period.

Investing Activities

Net cash used in investing activities was $35.0 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $25.6 million for the three months ended March 31, 2021. The increase in cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to an increase in Acquisition of property and equipment during the three months ended March 31, 2022 as compared to the prior period.

Financing Activities

Net cash used in financing activities was $212.9 million for the three months ended March 31, 2022, while net cash used in financing activities was $89.7 million for the three months ended March 31, 2021. The cash used in financing activities for the three months ended March 31, 2022 was primarily attributable to $125.8 million in dividends to stockholders and distributions made to noncontrolling interests and $305.6 million in purchases of treasury stock, partially offset by the net proceeds of $202.2 million from the issuance of the new term loan and repayment of the existing term loan in January 2022. The cash used in financing activities of $89.7 million during the same period of 2020 primarily reflects net dividends to stockholders and distributions to noncontrolling interests, and purchase of treasury stock, partially offset by an increase in short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2022, the Company repurchased approximately 25.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $726.3 million. As of March 31, 2022, the Company has approximately of $493.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our consolidated financial statements See Note 9 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $4.1 million of amortization expense for the for the three months ended March 31, 2022 and 2021. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2022 and December 31, 2021 was $6.0 billion and $4.3 billion, respectively, in long positions and $5.1 billion and $3.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 21.6% and 19.4% of our total revenues for the three months ended March 31, 2022 and 2021, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $15.2 million and $19.7 million for the three months ended March 31, 2022 and 2021, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 14 "Commitments, Contingencies and Guarantees" to the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2021 Form 10-K.

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

Total share repurchases for the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	1,763,130	$29.21	1,491,584	$737,219,447

February 1, 2022 - February 28, 2022
Class A Common Stock / Virtu Financial Units repurchases	4,716,705	$31.19	438,603	600,320,210
Class C Common Stock/ Virtu Financial Units repurchases	234,269	35.69	—

March 1, 2022 - March 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	3,041,553	$35.16	3,030,927	493,720
Total Common Stock / Virtu Financial Unit repurchases	9,755,657	$32.18	4,961,114	$493,720
(1) Includes the repurchase of 612,844 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2022.

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2022, the Company repurchased approximately 25.1 million shares of Class A Common Stock and Virtu Financial Units for approximately $726.3 million. As of March 31, 2022, the Company has approximately $493.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of March 1, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu.

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

Virtu Financial, Inc.

DATE:	May 3, 2022	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	May 3, 2022	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer