Form 10-Q
period 2022-06-30
Virtu Financial, Inc.
filed 2022-08-02
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of August 2, 2022
Class A common stock, par value $0.00001 per share	103,041,858
Class C common stock, par value $0.00001 per share	9,030,066
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$810,649	$1,071,463
Cash restricted or segregated under regulations and other	39,121	49,490
Securities borrowed	1,369,616	1,349,322
Securities purchased under agreements to resell	122,766	119,453
Receivables from broker-dealers and clearing organizations	1,419,628	1,026,807
Trading assets, at fair value:
Financial instruments owned	4,101,897	3,238,995
Financial instruments owned and pledged	1,078,824	1,017,960
Receivables from customers	226,933	146,476
Property, equipment and capitalized software (net of accumulated depreciation of $496,229 and $472,155 as of June 30, 2022 and December 31, 2021, respectively)	86,056	89,595
Operating lease right-of-use assets	208,476	225,328
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $285,918 and $253,161 as of June 30, 2022 and December 31, 2021, respectively)	353,575	386,332
Deferred tax assets	141,922	158,518
Other assets ($80,143 and $84,378, at fair value, as of June 30, 2022 and December 31, 2021, respectively)	307,225	291,306
Total assets	$11,415,614	$10,319,971

Liabilities and equity
Liabilities
Short-term borrowings	$157,114	$61,510
Securities loaned	1,049,609	1,142,048
Securities sold under agreements to repurchase	501,193	514,325
Payables to broker-dealers and clearing organizations	704,897	571,526
Payables to customers	106,969	54,999
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	4,471,229	3,510,779
Tax receivable agreement obligations	237,938	259,282
Deferred tax liabilities	73	65
Accounts payable, accrued expenses and other liabilities	396,128	457,942
Operating lease liabilities	257,673	278,745
Long-term borrowings	1,792,383	1,605,132
Total liabilities	9,675,206	8,456,353

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 132,915,640 and 131,497,645 shares, Outstanding — 103,917,477 and 113,170,782 shares at June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,030,066 and 9,359,065 shares at June 30, 2022 and December 31, 2021, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at June 30, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost, 28,998,163 and 18,326,863 shares at June 30, 2022 and December 31, 2021, respectively	(828,772)	(494,075)
Additional paid-in capital	1,256,760	1,223,119
Retained earnings (accumulated deficit)	956,487	830,538
Accumulated other comprehensive income (loss)	13,826	(10,196)
Total Virtu Financial Inc. stockholders' equity	1,398,303	1,549,388
Noncontrolling interest	342,105	314,230

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2022	December 31, 2021
Total equity	1,740,408	1,863,618

Total liabilities and equity	$11,415,614	$10,319,971
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Trading income, net	$395,928	$384,832	$918,235	$1,197,576
Interest and dividends income	30,792	9,545	51,804	16,541
Commissions, net and technology services	136,340	143,115	290,995	334,764
Other, net	41,678	11,473	44,966	12,656
Total revenue	604,738	548,965	1,306,000	1,561,537

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	156,986	170,691	307,366	430,023
Communication and data processing	55,699	52,507	111,534	104,197
Employee compensation and payroll taxes	98,604	83,849	202,084	188,620
Interest and dividends expense	48,716	24,971	91,254	48,999
Operations and administrative	13,577	21,753	38,792	47,408
Depreciation and amortization	16,334	16,349	33,812	33,127
Amortization of purchased intangibles and acquired capitalized software	16,277	18,077	32,757	36,154
Termination of office leases	677	3,667	1,384	4,888
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,437	1,989	27,121	3,744
Transaction advisory fees and expenses	558	(3)	980	(17)
Financing interest expense on long-term borrowings	22,089	20,113	43,422	39,605
Total operating expenses	430,954	413,963	890,506	936,748
Income before income taxes and noncontrolling interest	173,784	135,002	415,494	624,789
Provision for income taxes	24,888	26,095	66,674	106,650
Net income	148,896	108,907	348,820	518,139
Noncontrolling interest	(63,729)	(45,997)	(151,397)	(215,824)

Net income available for common stockholders	$85,167	$62,910	$197,423	$302,315

Earnings per share
Basic	$0.78	$0.51	$1.78	$2.43
Diluted	$0.78	$0.50	$1.77	$2.41

Weighted average common shares outstanding
Basic	104,960,826	119,681,845	107,133,079	120,865,624
Diluted	105,478,278	121,181,392	107,759,784	122,279,261

Net income	$148,896	$108,907	$348,820	$518,139
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(19,810)	66	(24,978)	(3,610)
Net change in unrealized cash flow hedges gain (loss), net of taxes	14,062	(7,206)	61,935	14,700
Comprehensive income	143,148	101,767	385,777	529,229
Less: Comprehensive income attributable to noncontrolling interest	(60,173)	(42,929)	(164,332)	(220,545)
Comprehensive income attributable to common stockholders	$82,975	$58,838	$221,445	$308,684

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six months ended June 30, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,669,030	—	—	—	—	—	—	—	27,377	—	—	27,377	—	27,377
Repurchase of Class C common stock	—	—	(234,269)	—	—	—	—	—	(8,204)	—	—	(8,204)	—	(8,204)
Treasury stock purchases	(612,844)	—	—	—	—	—	(8,908,544)	(287,211)	—	(18,354)	—	(305,565)	—	(305,565)
Stock options exercised	246,879	—	—	—	—	—	—	—	4,691	—	—	4,691	—	4,691
Net income	—	—	—	—	—	—	—	—	—	112,257	—	112,257	87,668	199,925
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,172)	(3,172)	(1,996)	(5,168)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	29,387	29,387	18,486	47,873
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27,054)	—	(27,054)	(98,751)	(125,805)
Issuance of common stock in connection with employee exchanges	71,641	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(71,641)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	132,872,351	$1	9,053,155	$—	60,091,740	$1	(27,235,407)	$(781,286)	$1,246,983	$897,387	$16,019	$1,379,105	$319,637	$1,698,742
Share based compensation	—	—	—	—	—	—	—	—	9,411	—	—	9,411	—	9,411
Repurchase of Class C common stock	—	—	(1,800)	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Treasury stock purchases	—	—	—	—	—	—	(1,762,756)	(47,486)		—	—	(47,486)	—	(47,486)
Stock options exercised	22,000	—	—	—	—	—	—	—	418	—	—	418	—	418
Net income	—	—	—	—	—	—	—	—	—	85,167	—	85,167	63,729	148,896
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(10,773)	(10,773)	(9,037)	(19,810)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	8,580	8,580	5,482	14,062
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(26,067)	—	(26,067)	(76,906)	(102,973)
Issuance of common stock in connection with employee exchanges	21,289	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(21,289)	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	39,200	39,200
Balance at June 30, 2022	132,915,640	$1	9,030,066	$—	60,091,740	$1	(28,998,163)	$(828,772)	$1,256,760	$956,487	$13,826	$1,398,303	$342,105	$1,740,408

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six months ended June 30, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	1,896,407	—	—	—	—	—	—	—	27,450	—	—	27,450	—	27,450
Treasury stock purchases	(615,794)	—	—	—	—	—	(2,277,409)	(63,359)	—	(16,059)	—	(79,418)	—	(79,418)
Stock options exercised	154,372	—	—	—	—	—	—	—	2,933	—	—	2,933	—	2,933
Net income	—	—	—	—	—	—	—	—	—	239,405	—	239,405	169,827	409,232
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,165)	(2,165)	(1,511)	(3,676)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	12,607	12,607	9,299	21,906
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,147)	—	(30,147)	(159,239)	(189,386)
Issuance of common stock in connection with employee exchanges	91,757	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(91,757)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	127,154,019	$1	10,135,182	$—	60,091,740	$1	(5,892,506)	$(152,282)	$1,190,950	$615,580	$(15,045)	$1,639,205	$404,874	$2,044,079
Share based compensation	32,916	—	—	—	—	—	—	—	7,444	—	—	7,444	—	7,444
Repurchase of Class C common stock	—	—	(45,622)	—	—	—	—	—	(1,323)	—	—	(1,323)	—	(1,323)
Treasury stock purchases	(5,489)	—	—	—	—	—	(3,358,003)	(101,305)	—	(114)	—	(101,419)	—	(101,419)
Stock options exercised	253,625	—	—	—	—	—	—	—	4,819	—	—	4,819	—	4,819
Net income	—	—	—	—	—	—	—	—	—	62,910	—	62,910	45,997	108,907
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	43	43	23	66
Net change in unrealized cash flow hedges losses	—	—	—	—	—	—	—	—	—	—	(4,115)	(4,115)	(3,091)	(7,206)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(29,483)	—	(29,483)	(103,062)	(132,545)
Issuance of common stock in connection with employee exchanges	290,524	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(290,524)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	127,725,595	$1	9,799,036	$—	60,091,740	$1	(9,250,509)	$(253,587)	$1,201,890	$648,893	$(19,117)	$1,578,081	$344,741	$1,922,822

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$348,820	$518,139

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,812	33,127
Amortization of purchased intangibles and acquired capitalized software	32,757	36,154
Debt issue cost related to debt refinancing and prepayment	24,316	649
Amortization of debt issuance costs and deferred financing fees	4,184	3,547
Termination of office leases	1,384	4,888
Share-based compensation	32,709	25,330
Deferred taxes	16,604	12,714
Other	5,335	(9,013)
Changes in operating assets and liabilities:
Securities borrowed	(20,294)	(110,281)
Securities purchased under agreements to resell	(3,313)	(31,689)
Receivables from broker-dealers and clearing organizations	(392,821)	74,941
Trading assets, at fair value	(923,766)	(526,615)
Receivables from customers	(80,457)	6,231
Operating lease right-of-use assets	16,852	27,472
Other assets	(71,206)	47,750
Securities loaned	(92,439)	194,485
Securities sold under agreements to repurchase	(13,132)	29,644
Payables to broker-dealers and clearing organizations	195,306	(85,160)
Payables to customers	51,970	9,033
Trading liabilities, at fair value	960,450	199,680
Operating lease liabilities	(21,072)	(29,005)
Accounts payable, accrued expenses and other liabilities	(48,377)	(76,580)
Net cash provided by operating activities	57,622	355,441

Cash flows from investing activities
Development of capitalized software	(26,769)	(25,193)
Acquisition of property and equipment	(14,246)	(12,589)
Other investing activities	45,018	(4,956)
Net cash provided by (used in) investing activities	4,003	(42,738)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(228,778)	(321,931)
Repurchase of Class C common stock	(8,256)	(1,323)
Purchase of treasury stock	(353,051)	(180,837)
Stock options exercised	5,109	7,752
Short-term borrowings, net	94,945	151,396
Proceeds from long-term borrowings	1,800,000	—
Repayment of long term borrowings	(1,599,774)	(36,737)
Tax receivable agreement obligations	(21,343)	(16,505)
Debt issuance costs	(35,882)	(2,658)
Contributions from noncontrolling interests	39,200	—
Net cash used in financing activities	(307,830)	(400,843)

Effect of exchange rate changes on cash and cash equivalents	(24,978)	(3,610)

Net decrease in cash and cash equivalents	(271,183)	(91,750)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,120,953	1,007,005
Cash, cash equivalents, and restricted or segregated cash, end of period	$849,770	$915,255

Supplementary disclosure of cash flow information

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for interest	$104,765	$75,548
Cash paid for taxes	86,495	103,083

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	8,234	8,680

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2022, VFI owned approximately 61.0% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Accounting Pronouncements Recently Adopted

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

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is designed to ease the potential burden in accounting for the transition away from LIBOR. The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which expands the scope of Topic 848 to include derivative instruments that are affected by changes in the interest rates used for margining, discounting or contract price alignment as part of the market transition to new reference rates (the "discounting transition"). The Company adopted these ASUs on April 1, 2022, and this did not have a material impact on its condensed consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses - In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company adopted this ASU on April 1, 2022 and it did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted as of June 30, 2022

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

Fair Value Measurement - In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 326). The ASU clarifies the impact of contractual sale restrictions on the fair value of an equity security. Additionally, this ASU requires disclosure of the nature and remaining duration of the sale restriction. This ASU is effective for periods beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.

3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income before income taxes and noncontrolling interest	$173,784	$135,002	$415,494	$624,789
Provision for income taxes	24,888	26,095	66,674	106,650
Net income	148,896	108,907	348,820	518,139

Noncontrolling interest	(63,729)	(45,997)	(151,397)	(215,824)

Net income available for common stockholders	$85,167	$62,910	$197,423	$302,315
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income available for common stockholders	$85,167	$62,910	$197,423	$302,315
Less: Dividends and undistributed earnings allocated to participating securities	(3,305)	(1,801)	(7,164)	(8,113)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	81,862	61,109	190,259	294,202

Weighted average shares of common stock outstanding:
Class A	104,960,826	119,681,845	107,133,079	120,865,624

Basic earnings per share	$0.78	$0.51	$1.78	$2.43

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2022	2021	2022	2021
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$81,862	$61,109	$190,259	$294,202

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	104,960,826	119,681,845	107,133,079	120,865,624
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	517,452	1,499,547	626,705	1,413,637
	105,478,278	121,181,392	107,759,784	122,279,261

Diluted earnings per share	$0.78	$0.50	$1.77	$2.41

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

At June 30, 2022 and December 31, 2021, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $170.5 million and $180.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $237.9 million and $259.3 million, respectively. The amounts recorded as of June 30, 2022 and December 31, 2021 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2022 and December 31, 2021, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and six months ended June 30, 2022 and 2021.

The following table presents the details of goodwill by segment as of June 30, 2022 and December 31, 2021:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of June 30, 2022 and December 31, 2021, the Company's total amount of intangible assets recorded was $353.6 million and $386.3 million, respectively. Acquired intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(166,063)	$320,537	10	to	12
Technology	136,000	(110,332)	25,668	1	to	6
Favorable occupancy leases	5,895	(4,023)	1,872	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(285,918)	$353,575

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(142,142)	$344,458	10	to	12
Technology	136,000	(102,088)	33,912	1	to	6
Favorable occupancy leases	5,895	(3,631)	2,264	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,400)	200		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(253,161)	$386,332

Amortization expense relating to finite-lived intangible assets was approximately $16.3 million and $18.1 million for the three months ended June 30, 2022 and 2021, respectively, and $32.8 million and $36.2 million for the six months ended June 30, 2022 and 2021, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2022	$32,094
2023	63,960
2024	50,845
2025	47,879
2026	47,879
2027	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Assets
Due from prime brokers	$797,705	$287,991
Deposits with clearing organizations	186,805	161,928
Net equity with futures commission merchants	138,040	98,302
Unsettled trades with clearing organizations	11,695	164,195
Securities failed to deliver	257,934	290,207
Commissions and fees	27,449	24,184
Total receivables from broker-dealers and clearing organizations	$1,419,628	$1,026,807

Liabilities
Due to prime brokers	$415,750	$497,972
Net equity with futures commission merchants (1)	(19,893)	(57,226)
Unsettled trades with clearing organizations	125,553	828
Securities failed to receive	180,806	128,392
Commissions and fees	2,681	1,560
Total payables to broker-dealers and clearing organizations	$704,897	$571,526
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $218.4 million and $177.1 million as of June 30, 2022 and December 31, 2021, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2022 and December 31, 2021, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at June 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Securities received as collateral:
Securities borrowed	$1,314,536	$1,299,270
Securities purchased under agreements to resell	122,766	119,453
	$1,437,302	$1,418,723
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Equities	$1,061,602	$1,012,569
Exchange traded notes	17,222	5,391
	$1,078,824	$1,017,960

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	June 30, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$158,000	$(886)	$157,114
	$158,000	$(886)	$157,114

	December 31, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$58,000	$(1,546)	$56,454
Short-term bank loans	5,056	—	5,056
	$63,056	$(1,546)	$61,510

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL's trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $650 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $650 million and bear interest at the adjusted SOFR or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $200 million and bear interest at the adjusted SOFR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

On May 25, 2022, Virtu Financial Singapore Pte. Ltd. entered into a revolving credit facility with a financial institution (the "Overdraft Facility") to provide a source of short-term financing. The facility has an aggregate borrowing limit of $10 million, and bears interest at the adjusted SOFR or base rate plus 3.5% per annum. There were no outstanding borrowings under the Overdraft Facility as of June 30, 2022.

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

	At June 30, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	2.80%	$400,000	$158,000	$(886)	$157,114
Committed facility	4.50%	650,000	—	—	—
Overdraft facility	5.00%	10,000	—	—	—
		$1,060,000	$158,000	$(886)	$157,114

	At December 31, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$58,000	$(1,546)	$56,454
Committed facility	3.78%	600,000	—	—	—
		$1,000,000	$58,000	$(1,546)	$56,454

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Broker-dealer credit facilities:
Uncommitted facility	$789	$625	$1,293	$1,250
Committed facility	23	—	38	57
	$812	$625	$1,331	$1,307

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2022, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2021, there was $5.1 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.2%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At June 30, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	4.71%	$616,000	$218,398
		$616,000	$218,398

	At December 31, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.91%	$616,000	$177,080
		$616,000	$177,080

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, and $3.3 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	4.43%	$1,800,000	$(4,204)	$(29,190)	$1,766,606
SBI bonds	January 2023	5.00%	25,788	—	(11)	25,777
			$1,825,788	$(4,204)	$(29,201)	$1,792,383

		At December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.10%	$1,599,774	$(3,723)	$(21,620)	$1,574,431
SBI bonds	January 2023	5.00%	30,722	—	(21)	30,701
			$1,630,496	$(3,723)	$(21,641)	$1,605,132

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of June 30, 2022, $1,800 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($25.8 million) as of June 30, 2022 and ¥3.5 billion ($30.7 million) as of December 31, 2021. The Company had a gain $3.0 million and a gain of $0.1 million during the three months ended June 30, 2022 and 2021, and a gain of $4.9 million, and a gain of $2.4 million, during the six months ended June 30, 2022 and 2021, respectively, due to changes in foreign currency rates.

As of June 30, 2022, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	June 30, 2022
2022	—
2023	43,788
2024	18,000
2025	18,000
2026	18,000
Thereafter	1,728,000
Total principal of long-term borrowings	$1,825,788

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

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2022:

	June 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$953,663	$1,872,668	$—	$—	$2,826,331
U.S. and Non-U.S. government obligations	509,396	27,024	—	—	536,420
Corporate Bonds	—	722,866	—	—	722,866
Exchange traded notes	26	2,995	—	—	3,021
Currency forwards	—	349,791	—	(347,871)	1,920
Options	11,339	—	—	—	11,339
	$1,474,424	$2,975,344	$—	$(347,871)	$4,101,897

Financial instruments owned, pledged as collateral:
Equity securities	$632,311	$429,291	$—	$—	$1,061,602
Exchange traded notes	19	17,203	—	—	17,222
	$632,330	$446,494	$—	$—	$1,078,824

Other Assets
Equity investment	$—	$—	$77,562	$—	$77,562
Exchange stock	2,581	—	—	—	2,581
	$2,581	$—	$77,562	$—	$80,143

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$51,634	$—	$—	$51,634

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,471,443	$1,170,977	$—	$—	$2,642,420
U.S. and Non-U.S. government obligations	669,422	19,371	—	—	688,793
Corporate Bonds	—	1,105,471	—	—	1,105,471
Exchange traded notes	31	11,493	—	—	11,524
Currency forwards	—	366,947	—	(366,934)	13
Options	23,008	—	—	—	23,008
	$2,163,904	$2,674,259	$—	$(366,934)	$4,471,229

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2021:

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$572,567	$1,700,470	$—	$—	$2,273,037
U.S. and Non-U.S. government obligations	337,350	18,519	—	—	355,869
Corporate Bonds	—	598,944	—	—	598,944
Exchange traded notes	10	2,459	—	—	2,469
Currency forwards	—	206,258	—	(206,125)	133
Options	8,543	—	—	—	8,543
	$918,470	$2,526,650	$—	$(206,125)	$3,238,995
Financial instruments owned, pledged as collateral:
Equity securities	$670,277	$342,292	$—	$—	$1,012,569
Exchange traded notes	—	5,391	—	—	5,391
	$670,277	$347,683	$—	$—	$1,017,960
Other Assets
Equity investment	$—	$—	$81,358	$—	$81,358
Exchange stock	3,020	—	—	—	3,020
	$3,020	$—	$81,358	$—	$84,378

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,482,386	$807,631	$—	$—	$2,290,017
U.S. and Non-U.S. government obligations	330,765	9,955	—	—	340,720
Corporate Bonds	—	851,871	—	—	851,871
Exchange traded notes	—	22,962	—	—	22,962
Currency forwards	—	208,357	—	(208,356)	1
Options	5,208	—	—	—	5,208
	$1,818,359	$1,900,776	$—	$(208,356)	$3,510,779

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$21,037	$—	$—	$21,037

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	June 30, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$77,562	Discounted cash flow	Estimated revenue growth	1.5% - 5.0%	3.5%
			Discount rate	14.8% - 14.8%	14.8%
		Market	Future enterprise value/ EBIDTA ratio	(4.8)x - 23.9x	12.5x

	December 31, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,358	Discounted cash flow	Estimated revenue growth	2.5% - 32.6%	10.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 21.1x	14.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended June 30, 2022
(in thousands)	Balance at March 31, 2022	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2022	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2022
Assets
Other assets:
Equity investment	$84,482	$—	$(6,920)	$—	$—	$77,562	$(6,920)
Total	$84,482	$—	$(6,920)	$—	$—	$77,562	$(6,920)
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Six Months Ended June 30, 2022
(in thousands)	Balance at December 31, 2021	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2022	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2022
Assets
Other assets:
Equity investment	$81,358	$—	$(3,796)	$—	$—	$77,562	$(3,796)
Total	$81,358	$—	$(3,796)	$—	$—	$77,562	$(3,796)
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2022:

	June 30, 2022
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$810,649	$810,649	$810,649	$—	$—
Cash restricted or segregated under regulations and other	39,121	39,121	39,121	—	—
Securities borrowed	1,369,616	1,369,616	—	1,369,616	—
Securities purchased under agreements to resell	122,766	122,766	—	122,766	—
Receivables from broker-dealers and clearing organizations (2)	1,419,628	1,419,628	(39,350)	1,458,978	—
Receivables from customers	226,933	226,933	—	226,933	—
Other assets (1)	24,657	24,657	—	24,657	—
Total Assets	$4,013,370	$4,013,370	$810,420	$3,202,950	$—

Liabilities
Short-term borrowings	$157,114	$158,000	$—	$158,000	$—
Long-term borrowings	1,792,383	1,736,922	—	1,736,922	—
Securities loaned	1,049,609	1,049,609	—	1,049,609	—
Securities sold under agreements to repurchase	501,193	501,193	—	501,193	—
Payables to broker-dealers and clearing organizations	704,897	704,897	(227)	705,124	—
Payables to customers	106,969	106,969	—	106,969	—
Other liabilities (3)	15,111	15,111	—	15,111	—
Total Liabilities	$4,327,276	$4,272,701	$(227)	$4,272,928	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,369,616	$—	$1,369,616	$(1,314,536)	$(17,691)	$37,389
Securities purchased under agreements to resell	122,766	—	122,766	(122,766)	—	—
Trading assets, at fair value:
Currency forwards	349,791	(347,871)	1,920	—	—	1,920
Options	11,339	—	11,339	—	(11,339)	—
Total	$1,853,512	$(347,871)	$1,505,641	$(1,437,302)	$(29,030)	$39,309

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,049,609	$—	$1,049,609	$(1,014,541)	$(17,691)	$17,377
Securities sold under agreements to repurchase	501,193	—	501,193	(501,193)	—	—
Payable to broker-dealers and clearing organizations
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	366,947	(366,934)	13	—	—	13
Options	23,008	—	23,008	—	(11,339)	11,669
Total	$1,940,757	$(366,934)	$1,573,823	$(1,515,734)	$(29,030)	$29,059

	December 31, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,349,322	$—	$1,349,322	$(1,299,270)	$(5,054)	$44,998
Securities purchased under agreements to resell	119,453	—	119,453	(119,453)	—	—
Trading assets, at fair value:
Currency forwards	206,258	(206,125)	133	—	—	133
Options	8,543	—	8,543	—	(5,208)	3,335
Total	$1,683,576	$(206,125)	$1,477,451	$(1,418,723)	$(10,262)	$48,466

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,142,048	$—	$1,142,048	$(1,107,688)	$(17,272)	$17,088
Securities sold under agreements to repurchase	514,325	—	514,325	(514,325)	—	—
Interest rate swaps	21,037	—	21,037	—	—	21,037
Trading liabilities, at fair value:
Currency forwards	208,357	(208,356)	1	—	—	1
Options	5,208	—	5,208	—	(5,208)	—
Total	$1,890,975	$(208,356)	$1,682,619	$(1,622,013)	$(22,480)	$38,126
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	June 30, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$160,000	$50,000	$400,000
U.S. and Non-U.S. government obligations	101,193	—	—	—		101,193
Total	$101,193	$140,000	$50,000	$160,000	$50,000	$501,193

Securities loaned:
Equity securities	$1,049,609	$—	$—	$—	$—	$1,049,609
Total	$1,049,609	$—	$—	$—	$—	$1,049,609

	December 31, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$210,000	$—	$400,000
U.S. and Non-U.S. government obligations	114,325	—	—	—	—	114,325
Total	$114,325	$140,000	$50,000	$210,000	$—	$514,325

Securities loaned:
Equity securities	1,142,048	—	—	—	—	1,142,048
Total	$1,142,048	$—	$—	$—	$—	$1,142,048

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2022 and December 31, 2021:

(in thousands)		June 30, 2022		December 31, 2021
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$39,436	$1,270,805	$1,619	$406,420
Commodity futures	Receivables from broker-dealers and clearing organizations	(40,651)	9,999,771	(24,405)	5,285,216
Currency futures	Receivables from broker-dealers and clearing organizations	(7,645)	2,720,588	(8,205)	4,760,173
Fixed income futures	Receivables from broker-dealers and clearing organizations	165	243,267	147	8,489
Options	Financial instruments owned	11,339	1,424,612	8,543	1,063,686
Currency forwards	Financial instruments owned	349,791	24,702,505	206,258	21,445,374

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	51,634	1,525,000	—	—

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(336)	$487,400	$791	$1,362,684
Commodity futures	Payables to broker-dealers and clearing organizations	60	42,553	(49)	27,224
Currency futures	Payables to broker-dealers and clearing organizations	(275)	272,595	1,671	725,162
Fixed income futures	Payables to broker-dealers and clearing organizations	(75)	24,521	(161)	120,212
Options	Financial instruments sold, not yet purchased	23,008	1,360,143	5,208	1,066,801
Currency forwards	Financial instruments sold, not yet purchased	366,947	24,711,084	208,357	21,446,422

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	—	—	21,037	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022, and 2021.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$118,455	$81,471	$195,801	$128,694
Currency forwards	Trading income, net	(44,665)	(47,034)	(35,754)	62,355
Options	Trading income, net	157	4,825	(938)	53,561
Interest rate swap on term loan	Other, net	(469)	(923)	(932)	(1,396)
		$73,478	$38,339	$158,177	$243,214

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$16,430	$(8,485)	$72,575	$17,341
		$16,430	$(8,485)	$72,575	$17,341
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of June 30, 2022, the Company held noncontrolling interests of 10.0% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2022, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of June 30, 2022, the Company held approximately a 14.9% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of June 30, 2022, the Company held approximately a 10.0% noncontrolling interest in this JV.

The Company's five JVs noted above meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in each JV under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the applicable JVs within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at June 30, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$39,755	$—	$39,755	$225,929

The following table presents the Company’s nonconsolidated VIEs at December 31, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$38,319	$—	$38,319	$136,378

During the second quarter of 2022, the Company formed a JV that was formed to support the growth and expansion of a multi-asset request-for-quote communication platform. As of June 30, 2022, the Company held a 51% controlling interest in this entity. Based on the standard for control set forth above, this JV meets the criteria to be considered a VIE, and the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the condensed consolidated statement of changes in equity.

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 14 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2021 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$11,145	$90,998	$—	$102,143
Workflow technology	—	24,334	—	24,334
Analytics	—	9,863	—	9,863
Total revenue from contracts with customers	11,145	125,195	—	136,340

Other sources of revenue	421,450	5,802	41,146	468,398

Total revenues	$432,595	$130,997	$41,146	$604,738

Timing of revenue recognition:
Services transferred at a point in time	$432,595	$112,989	$41,146	$586,730
Services transferred over time	—	18,008	—	18,008
Total revenues	$432,595	$130,997	$41,146	$604,738

	Three Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,087	$98,076	$—	$107,163
Workflow technology	—	25,850	—	25,850
Analytics	—	10,102	—	10,102
Total revenue from contracts with customers	9,087	134,028	—	143,115

Other sources of revenue	393,454	4,102	8,294	405,850

Total revenues	$402,541	$138,130	$8,294	$548,965

Timing of revenue recognition:
Services transferred at a point in time	$402,541	$119,821	$8,294	$530,656
Services transferred over time	—	18,309	—	18,309
Total revenues	$402,541	$138,130	$8,294	$548,965

	Six Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$20,194	$199,187	$—	$219,381
Workflow technology	—	51,270	—	51,270
Analytics	—	20,344	—	20,344
Total revenue from contracts with customers	20,194	270,801	—	290,995

Other sources of revenue	958,964	11,941	44,100	1,015,005

Total revenues	$979,158	$282,742	$44,100	$1,306,000

Timing of revenue recognition:
Services transferred at a point in time	$979,158	$246,303	$44,100	$1,269,561
Services transferred over time	—	36,439	—	36,439
Total revenues	$979,158	$282,742	$44,100	$1,306,000

	Six Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$23,217	$238,524	$—	$261,741
Workflow technology	—	52,424	—	52,424
Analytics	—	20,599		20,599
Total revenue from contracts with customers	23,217	311,547	—	334,764

Other sources of revenue	1,203,048	15,822	7,903	1,226,773

Total revenues	$1,226,265	$327,369	$7,903	$1,561,537

Timing of revenue recognition:
Services transferred at a point in time	$1,226,265	$290,359	$7,903	$1,524,527
Services transferred over time	—	37,010	—	37,010
Total revenues	$1,226,265	$327,369	$7,903	$1,561,537

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2022 and 2021, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $58.7 million and $51.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2022.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.5 million and $9.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company recognized the full amount of revenue during the six months ended June 30, 2022 and 2021, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2022 and 2021, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $24.9 million, 14.3%, and $26.1 million, 19.3% for the three months ended June 30, 2022 and 2021, respectively and $66.7 million, 16.0% and $106.7 million, 17.1% for the for the six months ended June 30, 2022 and 2021, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021 are current income tax receivables of $61.1 million and $37.2 million, respectively. The balances at June 30, 2022 and December 31, 2021 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021 are current tax liabilities of $15.8 million and $16.8 million, respectively. The balances at June 30, 2022 and December 31, 2021 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At June 30, 2022 and December 31, 2021, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At June 30, 2022 and December 31, 2021, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at June 30, 2022 and December 31, 2021 of $66.5 million and $67.2 million, respectively, and recorded a related deferred tax asset of $12.9 million and $13.4 million, respectively. A valuation allowance of $12.9 million and $13.3 million was recorded against this deferred tax asset at June 30, 2022 and December 31, 2021, respectively as it is more likely than not that a substantial portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at June 30, 2022 and December 31, 2021 of $239.3 million, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at both June 30, 2022 and December 31, 2021 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2022 and December 31, 2021 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2022, the Company’s tax years for 2015 through 2020 and 2016 through 2020 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2020. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $6.4 million of unrecognized tax benefits as of June 30, 2022, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2022.

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

On August 31, 2021, the Company was named as a defendant in Alers v. Robinhood Financial, LLC et al No. 21-cv-61848. The complaint was filed in federal district court in Florida on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions alleging a breach of fiduciary duty by Robinhood and aiding and abetting thereof by the Company and other market making firms. The complaint did not specify the amount of alleged damages. On December 31, 2021, plaintiffs filed an amended complaint, after which, on January 21, 2022, Robinhood and the market-maker defendants moved to transfer the case to the Northern District of California, or in the alternative, to dismiss the amended complaint. The motion for transfer was granted on July 1, 2022. The Company believes that the claims are without merit and is defending itself vigorously.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$208,476	$225,328
Operating lease liabilities	Operating lease liabilities	257,673	278,745

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	29,924	18,965
Accumulated depreciation	Property, equipment, and capitalized software, net	(16,359)	(12,465)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	13,694	6,612

Weighted average remaining lease term and discount rate are as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	6.41 years	6.68 years
Finance leases	2.23 years	1.62 years
Weighted average discount rate
Operating leases	5.40%	5.47%
Finance leases	2.75%	2.38%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost:
Fixed	$18,426	$18,676	$36,494	$37,776
Variable	1,349	1,766	3,245	3,231
Impairment of ROU Asset	—	—	—	1,198
Total Operating lease cost	$19,775	$20,442	$39,739	$42,205

Sublease income	4,923	4,425	9,846	8,868

Finance lease cost:
Amortization of ROU Asset	$1,986	$1,431	$3,894	$3,564
Interest on lease liabilities	96	59	174	133
Total Finance lease cost	$2,082	$1,490	$4,068	$3,697

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2022, are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$39,970	$4,069
2023	65,275	6,076
2024	62,675	4,465
2025	34,200	600
2026	29,708	—
2027 and thereafter	98,435	—
Total lease payments	$330,263	$15,210
Less imputed interest	(72,590)	(1,516)
Total lease liability	$257,673	$13,694

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$810,649	$1,071,463
Cash restricted or segregated under regulations and other	39,121	49,490
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$849,770	$1,120,953

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 84.6% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 61.0% interest in Virtu Financial at June 30, 2022.

During the period prior to certain reorganization transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2022 and December 31, 2021, there were 4,462,840 and 4,791,839 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 328,999 and 427,903 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2022 and 2021 respectively.

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017, June 5, 2020 and June 2, 2022. The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 26,000,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2022, the Company repurchased approximately 26.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $773.8 million. As of June 30, 2022, the Company has approximately $446.2 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the six months ended June 30, 2022, and 2021, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 92,930, and 382,281 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30, 2022
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$18,906	$6,391	$2,189	$27,486
Foreign exchange translation adjustment	(2,887)	(10,773)	—	(13,660)
Total	$16,019	$(4,382)	$2,189	$13,826
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2022, the Company expects approximately $9.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

	Six Months Ended June 30, 2022
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(10,481)	$32,797	$5,170	$27,486
Foreign exchange translation adjustment	285	(13,945)	—	(13,660)
Total	$(10,196)	$18,852	$5,170	$13,826
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of June 30, 2022, the Company expects approximately $9.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the six months ended June 30, 2022, and 2021:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(407,997)	19.00	—	(407,997)	19.00
Forfeited or expired	—	—	—	—	—
At June 30, 2021	1,916,155	$19.00	3.74	1,916,155	$19.00

At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At June 30, 2022	1,521,776	$19.00	2.74	1,521,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the six months ended June 30, 2022, and 2021, respectively, there were 580,710, and 633,938 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $9.6 million and $6.5 million for the three months ended June 30, 2022, and 2021, respectively, and $15.5 million, and $11.5 million for the six months ended June 30, 2022, and 2021, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the six months ended June 30, 2022, and 2021:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2020	3,393,084	$21.35
Granted	2,106,795	27.35
Forfeited	(112,060)	22.63
Vested	(1,929,323)	23.27
At June 30, 2021	3,458,496	$23.89

At December 31, 2021	3,224,447	$24.30
Granted (1)	2,951,863	30.03
Forfeited	(322,220)	25.47
Vested	(1,669,030)	25.07
At June 30, 2022	4,185,060	$27.94
(1) Excluded in the number of RSUs and RSAs are 75,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $9.5 million and $6.1 million for the three months ended June 30, 2022, and 2021, respectively, and $18.1 million, and $13.9 million for the six months ended June 30, 2022, and 2021, respectively, of compensation expense in relation to RSUs. As of June 30, 2022 and December 31, 2021, total unrecognized share-based compensation expense related to unvested RSUs was $79.5 million and $41.9 million, respectively, and this amount is to be recognized over a weighted average period of 1.5 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity-based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals of cash compensation may also be directed to notional investments in certain of the employee investment opportunities. The Company recognized $7.3 million as compensation cost under the DCP as of June 30, 2022.

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2022. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of June 30, 2022 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$523,360	$2,393	$520,967

As of June 30, 2022, VAL had $32.6 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of June 30, 2022 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$12,865	$194	$12,671
Virtu Financial Canada ULC	197	194	3
Ireland
Virtu ITG Europe Limited (1)	125,052	29,266	95,786
Virtu Financial Ireland Limited (1)	88,081	44,142	43,939
United Kingdom
Virtu ITG UK Limited (1)	1,028	747	281
Asia Pacific
Virtu ITG Australia Limited	32,692	13,168	19,524
Virtu ITG Hong Kong Limited	4,188	400	3,788
Virtu ITG Singapore Pte Limited	916	72	844
Virtu Financial Singapore Pte. Ltd.	135,281	62,129	73,152
(1) Preliminary
As of June 30, 2022, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.2 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues:
United States	$485,744	$429,588	$1,035,193	$1,245,641
Ireland	58,072	66,106	136,030	187,475
Singapore	31,043	29,420	77,320	72,268
Canada	21,514	12,938	38,711	29,968
Australia	7,347	9,218	16,268	21,885
Others	1,018	1,695	2,478	4,300
Total revenues	$604,738	$548,965	$1,306,000	$1,561,537

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2022 and 2021 and are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2022:
Total revenue	$432,595	$130,997	$41,146	$604,738
Income before income taxes and noncontrolling interest	125,446	7,887	40,451	173,784

2021:
Total revenue	402,541	138,130	8,294	548,965
Income (loss) before income taxes and noncontrolling interest	124,571	4,058	6,373	135,002

The Company's Pre-tax earnings by segment for the six months ended June 30, 2022, and 2021 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2022
Total revenue	$979,158	$282,742	$44,100	$1,306,000
Income before income taxes and noncontrolling interest	349,668	23,013	42,813	415,494

2021
Total revenue	1,226,265	327,369	7,903	1,561,537
Income before income taxes and noncontrolling interest	577,848	44,409	2,532	624,789

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2022, and December 31, 2021 the Company had net receivables from its affiliates of $7.5 million and $2.2 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.7 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, $7.5 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively, to JNX for these trading activities.

The Company pays monthly use fees to two JVs in which it holds interests (see Note 11 "Variable Interest Entities"). These monthly fees are for the use of microwave communication networks operated by each of these JVs and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to these JVs of $5.5 million and $4.7 million for the three months ended June 30, 2022 and 2021, respectively, and $10.9 million and $9.3 million for the six months ended June 30, 2022 and 2021, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company made payments to Level 3 for these services of $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

The Company makes commission-sharing arrangement ("CSA") payments to affiliates of DBS Group Holdings ("DBS"). Temasek and its affiliates have a significant ownership interest in DBS. Payments made for the three and six months ended June 30, 2022 and 2021 were immaterial.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received rebates of $6.2 million and made payments of $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and received rebates of $12.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

In the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. The Company consolidates this JV, and recorded noncontrolling interest of $39.2 million in the condensed consolidated statement of changes in equity as of June 30, 2022. Refer to Note 11 "Variable Interest Entities" for further details.

22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On July 27, 2022, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on September 15, 2022 to holders of record as of September 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2022 and 2021 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the Company") for the period ended June 30, 2022, which are in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2021, which are included in Items 8 and 7 respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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
•the effect of the Acquisition of KCG and the ITG Acquisition (each as defined below) on ongoing business operations generally, including the assumption of potential liabilities and risks relating to these historical acquisitions;
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

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 shares of Class A Common Stock to an aggregate of 21,000,000 shares of Class A Common Stock and the amendment was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 5, 2020. On April 22, 2022, the Company’s Board of Directors adopted another amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 21,000,000 shares of Class A Common Stock to an aggregate of 26,000,000 shares of Class A Common Stock and the amendment was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 2, 2022.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2022, options to purchase 1,633,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2022 in the amount of $13.2 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2022 in the amount of $133.4 million and tax receivable agreement obligation in the amount of $237.9 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of June 30, 2022; and (iv) provision for corporate income tax in the amount of $13.7 million and $40.8 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2022, and 2021:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2022	2021	2022	2021
Total revenue	$432,595	$402,541	$979,158	$1,226,265
Total operating expenses	307,149	277,970	629,490	648,417
Income before income taxes and noncontrolling interest	125,446	124,571	349,668	577,848
Execution Services
Total revenue	130,997	138,130	282,742	327,369
Total operating expenses	123,110	134,072	259,729	282,960
Income before income taxes and noncontrolling interest	7,887	4,058	23,013	44,409
Corporate
Total revenue	41,146	8,294	44,100	7,903
Total operating expenses	695	1,921	1,287	5,371
Income before income taxes and noncontrolling interest	40,451	6,373	42,813	2,532
Consolidated
Total revenue	604,738	548,965	1,306,000	1,561,537
Total operating expenses	430,954	413,963	890,506	936,748
Income before income taxes and noncontrolling interest	$173,784	$135,002	$415,494	$624,789

The following table shows our results of operations for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Trading income, net	$395,928	$384,832	$918,235	$1,197,576
Interest and dividends income	30,792	9,545	51,804	16,541
Commissions, net and technology services	136,340	143,115	290,995	334,764
Other, net	41,678	11,473	44,966	12,656
Total revenue	604,738	548,965	1,306,000	1,561,537

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	156,986	170,691	307,366	430,023
Communication and data processing	55,699	52,507	111,534	104,197
Employee compensation and payroll taxes	98,604	83,849	202,084	188,620
Interest and dividends expense	48,716	24,971	91,254	48,999
Operations and administrative	13,577	21,753	38,792	47,408
Depreciation and amortization	16,334	16,349	33,812	33,127
Amortization of purchased intangibles and acquired capitalized software	16,277	18,077	32,757	36,154
Termination of office leases	677	3,667	1,384	4,888
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,437	1,989	27,121	3,744
Transaction advisory fees and expenses	558	(3)	980	(17)
Financing interest expense on long-term borrowings	22,089	20,113	43,422	39,605
Total operating expenses	430,954	413,963	890,506	936,748
Income before income taxes and noncontrolling interest	173,784	135,002	415,494	624,789
Provision for income taxes	24,888	26,095	66,674	106,650
Net income	$148,896	$108,907	$348,820	$518,139

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises of small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads, while hedging risks. Trading income, net, accounted for 70% and 77% of our total revenues for the six months ended June 30, 2022 and 2021, respectively.

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

Other, net can also include gains on sales of strategic investments and businesses, as well as revenues from service agreements related to the sale of businesses.

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

Provision for (benefit from) income taxes

We are subject to U.S. federal, state and local, and foreign income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial.

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

Non-GAAP Financial Measures and Other Items

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP (“Non-GAAP”) financial measures of financial performance:

•“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or Trading income, net, plus Commissions, net and technology services, plus Interest and dividends income, less direct costs associated with those revenues, including Brokerage, exchange, clearance fees and payments for order flow, net, and Interest and dividends expense. We also disclose Adjusted Net Trading Income by segment, including daily averages. Management believes that Adjusted Net Trading Income is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our market making activities.
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
•“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items including gains and losses from strategic investments and the sales of businesses, and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying an effective tax rate, which was approximately 24%.
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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$395,928	$384,832	$918,235	$1,197,576
Interest and dividends income	30,792	9,545	51,804	16,541
Commissions, net and technology services	136,340	143,115	290,995	334,764
Brokerage, exchange, clearance fees and payments for order flow, net	(156,986)	(170,691)	(307,366)	(430,023)
Interest and dividends expense	(48,716)	(24,971)	(91,254)	(48,999)
Adjusted Net Trading Income	$357,358	$341,830	$862,414	$1,069,859

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$148,896	$108,907	$348,820	$518,139
Financing interest expense on long-term borrowings	22,089	20,113	43,422	39,605
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,437	1,989	27,121	3,744
Depreciation and amortization	16,334	16,349	33,812	33,127
Amortization of purchased intangibles and acquired capitalized software	16,277	18,077	32,757	36,154
Provision for income taxes	24,888	26,095	66,674	106,650
EBITDA	$229,921	$191,530	$552,606	$737,419
Severance	757	1,020	2,759	3,039
Transaction advisory fees and expenses	558	(3)	980	(17)
Termination of office leases	677	3,667	1,384	4,888
Other	(41,631)	(11,434)	(37,369)	(8,603)
Share based compensation	18,997	12,552	32,709	25,330
Adjusted EBITDA	$209,279	$197,332	$553,069	$762,056

Selected Operating Margins
Net Income Margin (1)	41.7%	31.9%	40.4%	48.4%
EBITDA Margin (2)	64.3%	56.0%	64.1%	68.9%
Adjusted EBITDA Margin (3)	58.6%	57.7%	64.1%	71.2%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$148,896	$108,907	$348,820	$518,139
Provision for income taxes	24,888	26,095	66,674	106,650
Income before income taxes	173,784	135,002	415,494	624,789

Amortization of purchased intangibles and acquired capitalized software	16,277	18,077	32,757	36,154
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,437	1,989	27,121	3,744
Severance	757	1,020	2,759	3,039
Transaction advisory fees and expenses	558	(3)	980	(17)
Termination of office leases	677	3,667	1,384	4,888
Other	(41,631)	(11,434)	(37,369)	(8,603)
Share based compensation	18,997	12,552	32,709	25,330
Normalized Adjusted Net Income before income taxes	170,856	160,870	475,835	689,324
Normalized provision for income taxes (1)	41,006	38,609	114,201	165,438
Normalized Adjusted Net Income	$129,850	$122,261	$361,634	$523,886

Weighted Average Adjusted shares outstanding (2)	178,886,524	194,770,445	181,017,758	195,861,065

Normalized Adjusted EPS	$0.73	$0.63	$2.00	$2.67

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and six months ended June 30, 2022, and 2021.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$390,263	$5,665	$—	$395,928
Commissions, net and technology services	11,145	125,195	—	136,340
Interest and dividends income	30,792	—	—	30,792
Brokerage, exchange, clearance fees and payments for order flow, net	(131,121)	(25,865)	—	(156,986)
Interest and dividends expense	(47,355)	(1,361)	—	(48,716)
Adjusted Net Trading Income	$253,724	$103,634	$—	$357,358

	Three Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$380,644	$4,188	$—	$384,832
Commissions, net and technology services	9,087	134,028	—	143,115
Interest and dividends income	9,569	(24)	—	9,545
Brokerage, exchange, clearance fees and payments for order flow, net	(144,784)	(25,907)	—	(170,691)
Interest and dividends expense	(22,442)	(2,529)	—	(24,971)
Adjusted Net Trading Income	$232,074	$109,756	$—	$341,830

	Six Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$906,621	$11,614	$—	$918,235
Commissions, net and technology services	20,194	270,801	—	290,995
Interest and dividends income	51,775	29	—	51,804
Brokerage, exchange, clearance fees and payments for order flow, net	(254,636)	(52,730)	—	(307,366)
Interest and dividends expense	(88,382)	(2,872)	—	(91,254)
Adjusted Net Trading Income	$635,572	$226,842	$—	$862,414

	Six Months Ended June 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,181,926	$15,650	$—	$1,197,576
Commissions, net and technology services	23,217	311,547	—	334,764
Interest and dividends income	16,469	72	—	16,541
Brokerage, exchange, clearance fees and payments for order flow, net	(367,978)	(62,045)	—	(430,023)
Interest and dividends expense	(46,436)	(2,563)	—	(48,999)
Adjusted Net Trading Income	$807,198	$262,661	$—	$1,069,859

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$253,724	$232,074	9.3%
Execution Services	103,634	109,756	(5.6)%
Adjusted Net Trading Income	$357,358	$341,830	4.5%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$4,092	$3,684	11.1%
Execution Services	1,672	1,742	(4.0)%
Average Daily Adjusted Net Trading Income	$5,764	$5,426	6.2%

	Six Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$635,572	$807,198	(21.3)%
Execution Services	226,842	262,661	(13.6)%
Adjusted Net Trading Income	$862,414	$1,069,859	(19.4)%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$5,126	$6,510	(21.3)%
Execution Services	1,829	2,118	(13.6)%
Average Daily Adjusted Net Trading Income	$6,955	$8,628	(19.4)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total Revenues

Our total revenues increased $55.8 million, or 10.2%, to $604.7 million for the three months ended June 30, 2022, compared to $549.0 million for the three months ended June 30, 2021. The increase was primarily due to by an increase of $30.2 million in Other, net, which was driven by gains recorded on sales of various strategic investments, as well as an increase of $21.2 million in Interest and dividends income which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the three months ended June 30, 2022 compared to the same period in 2021. Trading income, net increased 2.9% to $395.9 million from $384.8 million for the three months ended June 30, 2022 and 2021, respectively.

The following table shows total revenues by segment for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(in thousands, except for percentage)	2022	2021	% Change
Market Making
Trading income, net	$390,263	$380,644	2.5%
Interest and dividends income	30,792	9,569	221.8%
Commissions, net and technology services	11,145	9,087	22.6%
Other, net	395	3,241	(87.8)%
Total revenues from Market Making	$432,595	$402,541	7.5%

Execution Services
Trading income, net	$5,665	$4,188	35.3%
Interest and dividends income	—	(24)	(100.0)%
Commissions, net and technology services	125,195	134,028	(6.6)%
Other, net	137	(62)	NM
Total revenues from Execution Services	$130,997	$138,130	(5.2)%

Corporate
Other, net	$41,146	$8,294	396.1%
Total revenues from Corporate	$41,146	$8,294	396.1%

Consolidated
Trading income, net	$395,928	$384,832	2.9%
Interest and dividends income	30,792	9,545	222.6%
Commissions, net and technology services	136,340	143,115	(4.7)%
Other, net	41,678	11,473	263.3%
Total revenues	$604,738	$548,965	10.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $11.1 million, or 3%, to $395.9 million for the three months ended June 30, 2022, compared to $384.8 million for the three months ended June 30, 2021. The increase was primarily driven by the higher market volumes and volatility across global markets and major asset categories during the three months ended June 30, 2022 compared to the same period in 2021. Average daily U.S. equity consolidated volumes increased 19%, average daily realized volatility of the S&P 500 Index increased 155%, and average daily CVIX volatility increased 120% in the period compared to the prior period, driven by macroeconomic conditions, including increased inflation, uncertainty around geopolitical developments in eastern Europe, and the governmental and other responses thereto. There was also one less trading day in the three months ended June 30, 2022 than the same period in 2021. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $21.2 million, or 222.6%, to $30.8 million for the three months ended June 30, 2022, compared to $9.5 million for the three months ended June 30, 2021. This increase was primarily attributable to the higher dividends earned on market making trading assets held over periods when dividends are paid along with an increase in interest income earned on cash collateral posted as part of securities borrowing transactions and interest earned on balances maintained at prime brokers, both of which benefited from higher interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $6.8 million, or 4.7%, to $136.3 million for the three months ended June 30, 2022, compared to $143.1 million for the three months ended June 30, 2021. There was one less trading day in the three months ended June 30, 2022 than the same period in 2021. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $30.2 million, or 263.3%, to $41.7 million for the three months ended June 30, 2022, compared to $11.5 million for the three months ended June 30, 2021. The increase was primarily due to gains recognized during the 2022 period on sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $15.5 million, or 4.5%, to $357.4 million for the three months ended June 30, 2022, compared to $341.8 million for the three months ended June 30, 2021. This increase was primarily attributable to higher Trading income, net in the Market Making segment driven by higher market volumes and volatility across major asset categories during the three months ended June 30, 2022 compared to the same period in 2021, as noted above, and lower Brokerage, exchange, clearing fees and payments for order flow, net as described below. Adjusted Net Trading Income per day increased $0.3 million, or 6.2%, to $5.8 million for the three months ended June 30, 2022, compared to $5.4 million for the three months ended June 30, 2021. Although average Adjusted Net Trading Income per day increased, there was one less trading day in the three months ended June 30, 2022 than the same period in 2021. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $17.0 million, or 4.1%, to $431.0 million for the three months ended June 30, 2022, compared to $414.0 million for the three months ended June 30, 2021. The increase in operating expenses is primarily due to an increase in Employee compensation and payroll taxes, and Interest and dividends expense, partially offset by decreases in Brokerage, exchange, clearance fees and payments for order flow, net, and Operations and administrative, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $13.7 million, or 8.0%, to $157.0 million for the three months ended June 30, 2022, compared to $170.7 million for the three months ended June 30, 2021. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $3.2 million, or 6.1%, to $55.7 million for the three months ended June 30, 2022, compared to $52.5 million for the three months ended June 30, 2021. This increase was primarily due to increased connectivity spending on colocation, subscriber connections and trading membership fees.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $14.8 million, or 17.6%, to $98.6 million for the three months ended June 30, 2022, compared to $83.8 million for the three months ended June 30, 2021. The increase in compensation levels was primarily attributable to an increase in salaries and an increase in share-based compensation related to prior year incentive awards and the portion of anticipated current year incentive awards that is accrued in the current period.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.3 million and $8.9 million for the three months ended June 30, 2022, and 2021, respectively.

Interest and dividends expense. Interest and dividends expense increased $23.7 million or 95.1% to $48.7 million for the three months ended June 30, 2022, compared to $25.0 million for the three months ended June 30, 2021. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received as part of securities lending transactions and higher financing costs with respect to trading assets driven by higher interest rates. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $8.2 million or 37.6% to $13.6 million for the three months ended June 30, 2022, compared to $21.8 million for the three months ended June 30, 2021. This decrease was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the three months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization remained consistent at $16.3 million both for the three months ended June 30, 2022, and June 30, 2021.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $1.8 million, or 10.0%, to $16.3 million for the three months ended June 30, 2022, compared to $18.1 million for the three months ended June 30, 2021. This decrease was due to certain intangible assets being fully amortized.

Termination of office leases. Termination of office leases decreased $3.0 million or 81.5% to $0.7 million for the three months ended June 30, 2022, compared to $3.7 million for the three months ended June 30, 2021. The expenses incurred during the period ended June 30, 2021 primarily related to the effort to integrate and consolidate office space in connection with the ITG Acquisition.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $0.6 million, or 27.8%, to $1.4 million for the three months ended June 30, 2022, compared to $2.0 million for the three months ended June 30, 2021. The decrease was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022, as described in further detail below.

Transaction advisory fees and expenses. Transaction advisory fees and expenses remained consistent at $0.6 million for the three months ended June 30, 2022, compared to immaterial amounts incurred during the three months ended June 30, 2021. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $2.0 million or 9.8% to $22.1 million for the three months ended June 30, 2022, compared to $20.1 million for the three months ended June 30, 2021.The increase was primarily attributable to the increase in outstanding principal as a result of refinancing our long-term debt transaction in January 2022, as described in further detail below.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $24.9 million and 14.3% for the three months ended June 30, 2022, compared to $26.1 million and 19.3% for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total Revenues

Our total revenues decreased $255.5 million, or 16.4%, to $1,306.0 million for the six months ended June 30, 2022, compared to $1,561.5 million for the six months ended June 30, 2021. This decrease was primarily attributable to a decrease of $279.3 million in Trading income, net, which was primarily driven by lower market volatility during the six months ended June 30, 2022 compared to the prior period. This decrease was offset, in part, by an increase of $32.3 million in Other, net, which was driven by gains recorded on sales of various strategic investments, as well as an increase of $35.3 million in Interest and dividends income which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the six months ended June 30, 2022 compared to the same period in 2021.

The following table shows the total revenues by segment for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(in thousands, except for percentage)	2022	2021	% Change
Market Making
Trading income, net	$906,621	$1,181,926	(23.3)%
Interest and dividends income	51,775	16,469	214.4%
Commissions, net and technology services	20,194	23,217	(13.0)%
Other, net	568	4,653	(87.8)%
Total revenues from Market Making	$979,158	$1,226,265	(20.2)%

Execution Services
Trading income, net	$11,614	$15,650	(25.8)
Interest and dividends income	29	72	(59.7)%
Commissions, net and technology services	270,801	311,547	(13.1)%
Other, net	298	100	198%
Total revenues from Execution Services	$282,742	$327,369	(13.6)%

Corporate
Other, net	$44,100	$7,903	458.0%
Total revenues from Corporate	$44,100	$7,903	458.0%

Consolidated
Trading income, net	$918,235	$1,197,576	(23.3)%
Interest and dividends income	51,804	16,541	213.2%
Commissions, net and technology services	290,995	334,764	(13.1)%
Other, net	44,966	12,656	255.3%
Total revenues	$1,306,000	$1,561,537	(16.4)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $279.3 million, or 23.3%, to $918.2 million for the six months ended June 30, 2022, compared to $1,197.6 million for the six months ended June 30, 2021. The decrease was largely a result of lower trading income in the first quarter of 2022, driven by lower market volumes as compared to the same period in 2021. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $35.3 million, or 213.2%, to $51.8 million for the six months ended June 30, 2022, compared to $16.5 million for the six months ended June 30, 2021. This increase was primarily attributable to higher dividends earned on market making trading assets held over periods when dividends are paid, along with an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, both of which benefited from higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $43.8 million, or 13.1%, to $291.0 million for the six months ended June 30, 2022, compared to $334.8 million for the six months ended June 30, 2021.As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $32.3 million, or 255.3%, to $45.0 million for the six months ended June 30, 2022, compared to $12.7 million for the six months ended June 30, 2021. The increase was primarily due to gains recognized during the 2022 period from sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $207.4 million, or 19.4%, to $862.4 million for the six months ended June 30, 2022, compared to $1,069.9 million for the six months ended June 30, 2021. This decrease was primarily attributable to lower Trading Income, net as noted above, partially offset by lower Brokerage, exchange, clearance fees and payments for order flow, net as described below, incurred by Market Making. Adjusted Net Trading Income per day decreased $1.6 million, or 19.4%, to $7.0 million for the six months ended June 30, 2022, compared to $8.6 million for the six months ended June 30, 2021. The number of trading days was 124 days for both the six months ended June 30, 2022 and June 30, 2021. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $46.2 million, or 4.9%, to $890.5 million for the six months ended June 30, 2022, compared to $936.7 million for the six months ended June 30, 2021. The decrease in operating expenses was primarily due to lower Brokerage, exchange, clearance fees and payments for order flow, net, partially offset by increases in Debt issue cost related to debt refinancing, prepayment, and commitment fees, and Interest and dividends expense.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $122.7 million, or 28.5%, to $307.4 million for the six months ended June 30, 2022, compared to $430.0 million for the six months ended June 30, 2021. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $7.3 million, or 7.0%, to $111.5 million for the six months ended June 30, 2022, compared to $104.2 million for the six months ended June 30, 2021. This increase was primarily attributable to increased connectivity spending on colocation, subscriber connections and trading membership fees.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $13.5 million, or 7.1%, to $202.1 million for the six months ended June 30, 2022, compared to $188.6 million for the six months ended June 30, 2021. The increase in compensation levels was primarily attributable to an increase in salaries and an increase in share-based compensation related to prior year incentive awards and the portion of anticipated current year incentive awards that is accrued in the current period.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $16.7 million and $18.0 million for the six months ended June 30, 2022 and 2021, respectively.

Interest and dividends expense. Interest and dividends expense increased $42.3 million, or 86.2%, to $91.3 million for the six months ended June 30, 2022, compared to $49.0 million for the six months ended June 30, 2021. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $8.6 million, or 18.2%, to $38.8 million for the six months ended June 30, 2022, compared to $47.4 million for the six months ended June 30, 2021. The decrease was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the six months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 2.1%, to $33.8 million for the six months ended June 30, 2022, compared to $33.1 million for the six months ended June 30, 2021. This increase was primarily attributable to an increase in capital expenditures on telecommunication, networking, and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $3.4 million, or 9.4%, to $32.8 million for the six months ended June 30, 2022, compared to $36.2 million for the six months ended June 30, 2021. This decrease was primarily attributable to certain intangible assets being fully amortized in 2021.

Termination of office leases. Termination of office leases was $1.4 million for the six months ended June 30, 2022, compared to $4.9 million for the six months ended June 30, 2021. These expenses are related to the impairment of leasehold improvements and fixed assets for certain abandoned office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $23.4 million, or 624.4%, to $27.1 million for the six months ended June 30, 2022, compared to $3.7 million for the six months ended June 30, 2021. The increase was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were $1.0 million for the six months ended June 30, 2022, compared to immaterial amounts for the six months ended June 30, 2021. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $3.8 million, or 9.6%, to $43.4 million for the six months ended June 30, 2022, compared to $39.6 million for the six months ended June 30, 2021. This increase was primarily attributable to the increase in outstanding principal as a result of refinancing our long-term debt in January 2022, as described in further detail below.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $66.7 million, and 16.0% for the six months ended June 30, 2022, compared to a provision for income taxes of $106.7 million, and 17.1% for the six months ended June 30, 2021.

Liquidity and Capital Resources

General

As of June 30, 2022, we had $810.6 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2022, we had borrowings under our prime brokerage credit facilities of approximately $218.4 million, borrowings under our broker dealer facilities of $158.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,825.8 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned U.S. broker-dealer subsidiary, as discussed in Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.4 million to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, and $21.3 million in March 2022. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of June 30, 2022, the outstanding principal balance on our broker-dealer facilities was $158.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $218.4 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Acquisition Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Acquisition Credit Agreement provided (i) the Acquisition First Lien Term Loan Facility in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) the $50 million Acquisition First Lien Revolving Facility, with a $5.0 million letter of credit subfacility and a $5.0 million swing-line subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into Amendment No. 1, which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of the Acquisition Incremental Term Loans, and amend the related collateral agreement. On March 2, 2020, VFH entered into Amendment No. 2, which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. There were no outstanding borrowings under the Acquisition Credit Agreement as of June 30, 2022

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term SOFR rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50% or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of June 30, 2022, $1,800.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2022.

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

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2022, and 2021 and 2020.

	Six Months Ended June 30,
Net cash provided by (used in):	2022	2021
Operating activities	$57,622	$355,441
Investing activities	4,003	(42,738)
Financing activities	(307,830)	(400,843)
Effect of exchange rate changes on cash and cash equivalents	(24,978)	(3,610)
Net decrease in cash and cash equivalents	$(271,183)	$(91,750)

Operating Activities

Net cash provided by operating activities was $57.6 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $355.4 million for the six months ended June 30, 2021. The decrease in net cash provided by operating activities was primarily attributable to lower net income, as well as increased in operating assets, net of operating liabilities, related to our trading activities for the six months ended June 30, 2022 compared to the prior period.

Investing Activities

Net cash provided by investing activities was $4.0 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $42.7 million for the six months ended June 30, 2021. The increase in cash provided by investing activities for the six months ended June 30, 2022 was primarily attributable to sales of strategic investments during the six months ended June 30, 2022 as compared to the prior period, offset by cash used for the acquisition of property and equipment, and capitalized software for both periods.

Financing Activities

Net cash used in financing activities was $307.8 million for the six months ended June 30, 2022, while net cash used in financing activities was $400.8 million for the six months ended June 30, 2021. The cash used in financing activities for the six months ended June 30, 2022 was primarily attributable to $228.8 million in dividends to stockholders and distributions made to noncontrolling interests and $353.1 million in purchases of treasury stock, partially offset by the net proceeds of $200.2 million from the issuance of the new term loan and repayment of the existing term loan in January 2022. The cash used in financing activities of $400.8 million during the same period of 2021 primarily reflects $321.9 million net dividends to stockholders and distributions to noncontrolling interests, and $180.8 million purchase of treasury stock, partially offset by an increase of $151.4 million in short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2022, the Company repurchased approximately 26.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $773.8 million. As of June 30, 2022, the Company has approximately of $446.2 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $4.1 million and $8.2 million of amortization expense for the three and six months ended June 30, 2022 and 2021, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2022 and December 31, 2021 was $5.2 billion and $4.3 billion, respectively, in long positions and $4.5 billion and $3.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 20.7% and 20.2% of our total revenues for the six months ended June 30, 2022 and 2021, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $27.1 million and $31.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022
Class A Common Stock / Virtu Financial Units repurchases	182,756	$36.48	182,756	$487,053,678

May 1, 2022 - May 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	845,000	27.27	845,000	464,014,584
Class C Common Stock/ Virtu Financial Units repurchases	1,800	28.67	N/A	N/A

June 1, 2022 - June 30, 2022
Class A Common Stock / Virtu Financial Units repurchases	735,000	24.19	735,000	446,233,961
Total Common Stock / Virtu Financial Unit repurchases	1,764,556	$26.94	1,762,756

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2022, the Company repurchased approximately 26.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $773.8 million. As of June 30, 2022, the Company has approximately $446.2 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*†	Virtu Financial, Inc. Second Amended and Restated Employment Agreement, dated as of April 29, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu.
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

Virtu Financial, Inc.

DATE:	August 2, 2022	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	August 2, 2022	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer