Form 10-Q
period 2022-09-30
Virtu Financial, Inc.
filed 2022-11-03
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of November 3, 2022
Class A common stock, par value $0.00001 per share	99,801,488
Class C common stock, par value $0.00001 per share	9,030,066
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$836,298	$1,071,463
Cash restricted or segregated under regulations and other	54,149	49,490
Securities borrowed	1,264,550	1,349,322
Securities purchased under agreements to resell	46,674	119,453
Receivables from broker-dealers and clearing organizations	1,515,043	1,026,807
Trading assets, at fair value:
Financial instruments owned	3,746,435	3,238,995
Financial instruments owned and pledged	1,056,913	1,017,960
Receivables from customers	247,492	146,476
Property, equipment and capitalized software (net of accumulated depreciation of $475,084 and $472,155 as of September 30, 2022 and December 31, 2021, respectively)	82,161	89,595
Operating lease right-of-use assets	199,942	225,328
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $301,993 and $253,161 as of September 30, 2022 and December 31, 2021, respectively)	337,500	386,332
Deferred tax assets	133,893	158,518
Other assets ($74,017 and $84,378, at fair value, as of September 30, 2022 and December 31, 2021, respectively)	302,284	291,306
Total assets	$10,972,260	$10,319,971

Liabilities and equity
Liabilities
Short-term borrowings	$167,450	$61,510
Securities loaned	988,969	1,142,048
Securities sold under agreements to repurchase	446,078	514,325
Payables to broker-dealers and clearing organizations	680,530	571,526
Payables to customers	96,931	54,999
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	4,199,838	3,510,779
Tax receivable agreement obligations	237,938	259,282
Deferred tax liabilities	213	65
Accounts payable, accrued expenses and other liabilities	440,641	457,942
Operating lease liabilities	248,701	278,745
Long-term borrowings	1,792,063	1,605,132
Total liabilities	9,299,352	8,456,353

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 133,012,526 and 131,497,645 shares, Outstanding — 100,574,550 and 113,170,782 shares at September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,030,066 and 9,359,065 shares at September 30, 2022 and December 31, 2021, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost, 32,437,976 and 18,326,863 shares at September 30, 2022 and December 31, 2021, respectively	(909,368)	(494,075)
Additional paid-in capital	1,265,919	1,223,119
Retained earnings (accumulated deficit)	970,334	830,538
Accumulated other comprehensive income (loss)	21,178	(10,196)
Total Virtu Financial Inc. stockholders' equity	1,348,065	1,549,388

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Noncontrolling interest	324,843	314,230
Total equity	1,672,908	1,863,618

Total liabilities and equity	$10,972,260	$10,319,971
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Trading income, net	$397,383	$394,265	$1,315,618	$1,591,840
Interest and dividends income	43,631	9,704	95,435	26,246
Commissions, net and technology services	120,986	135,923	411,981	470,687
Other, net	(956)	4,452	44,010	17,108
Total revenue	561,044	544,344	1,867,044	2,105,881

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	168,869	158,862	476,235	588,885
Communication and data processing	52,907	55,627	164,441	159,824
Employee compensation and payroll taxes	103,254	84,552	305,338	273,172
Interest and dividends expense	61,989	26,586	153,243	75,585
Operations and administrative	14,319	18,228	53,110	65,636
Depreciation and amortization	16,658	16,636	50,470	49,764
Amortization of purchased intangibles and acquired capitalized software	16,060	16,933	48,817	53,087
Termination of office leases	361	238	1,744	5,126
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,404	1,237	28,525	4,981
Transaction advisory fees and expenses	134	167	1,113	150
Financing interest expense on long-term borrowings	23,483	20,179	66,905	59,784
Total operating expenses	459,438	399,245	1,349,941	1,335,994
Income before income taxes and noncontrolling interest	101,606	145,099	517,103	769,887
Provision for income taxes	21,732	21,961	88,405	128,611
Net income	79,874	123,138	428,698	641,276
Noncontrolling interest	(39,867)	(52,631)	(191,264)	(268,454)

Net income available for common stockholders	$40,007	$70,507	$237,434	$372,822

Earnings per share
Basic	$0.38	$0.59	$2.17	$3.04
Diluted	$0.37	$0.59	$2.16	$3.01

Weighted average common shares outstanding
Basic	102,289,172	115,770,457	105,500,700	119,148,571
Diluted	102,550,852	116,623,115	106,004,393	120,373,160

Net income	$79,874	$123,138	$428,698	$641,276
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(18,527)	(7,843)	(43,505)	(11,452)
Net change in unrealized cash flow hedges gain (loss), net of taxes	30,731	3,498	92,666	18,197
Comprehensive income	92,078	118,793	477,859	648,021
Less: Comprehensive income attributable to noncontrolling interest	(44,719)	(51,007)	(209,051)	(271,552)
Comprehensive income attributable to common stockholders	$47,359	$67,786	$268,808	$376,469

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine months ended September 30, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,669,030	—	—	—	—	—	—	—	27,377	—	—	27,377	—	27,377
Repurchase of Class C common stock	—	—	(234,269)	—	—	—	—	—	(8,204)	—	—	(8,204)	—	(8,204)
Treasury stock purchases	(612,844)	—	—	—	—	—	(8,908,544)	(287,211)	—	(18,354)	—	(305,565)	—	(305,565)
Stock options exercised	246,879	—	—	—	—	—	—	—	4,691	—	—	4,691	—	4,691
Net income	—	—	—	—	—	—	—	—	—	112,257	—	112,257	87,668	199,925
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,172)	(3,172)	(1,996)	(5,168)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	29,387	29,387	18,486	47,873
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27,054)	—	(27,054)	(98,751)	(125,805)
Issuance of common stock in connection with employee exchanges	71,641	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(71,641)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	132,872,351	$1	9,053,155	$—	60,091,740	$1	(27,235,407)	$(781,286)	$1,246,983	$897,387	$16,019	$1,379,105	$319,637	$1,698,742
Share based compensation	—	—	—	—	—	—	—	—	9,411	—	—	9,411	—	9,411
Repurchase of Class C common stock	—	—	(1,800)	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Treasury stock purchases	—	—	—	—	—	—	(1,762,756)	(47,486)		—	—	(47,486)	—	(47,486)
Stock options exercised	22,000	—	—	—	—	—	—	—	418	—	—	418	—	418
Net income	—	—	—	—	—	—	—	—	—	85,167	—	85,167	63,729	148,896
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(10,773)	(10,773)	(9,037)	(19,810)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	8,580	8,580	5,482	14,062
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(26,067)	—	(26,067)	(76,906)	(102,973)
Issuance of common stock in connection with employee exchanges	21,289	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(21,289)	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	39,200	39,200
Balance at June 30, 2022	132,915,640	$1	9,030,066	$—	60,091,740	$1	(28,998,163)	$(828,772)	$1,256,760	$956,487	$13,826	$1,398,303	$342,105	$1,740,408
Share based compensation	131,892	—	—	—	—	—	—	—	9,159	$—	—	9,159	—	9,159
Treasury stock purchases	(35,006)	—	—	—	—	—	(3,439,813)	(80,596)	—	(823)	—	(81,419)	—	(81,419)
Net income	—	—	—	—	—	—	—	—	—	40,007	—	40,007	39,867	79,874
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(11,161)	(11,161)	(7,366)	(18,527)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	18,513	18,513	12,218	30,731
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(25,337)	—	(25,337)	(61,981)	(87,318)
Balance at September 30, 2022	133,012,526	$1	9,030,066	$—	60,091,740	$1	(32,437,976)	$(909,368)	$1,265,919	$970,334	$21,178	$1,348,065	$324,843	$1,672,908

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine months ended September 30, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	1,896,407	—	—	—	—	—	—	—	27,450	—	—	27,450	—	27,450
Treasury stock purchases	(615,794)	—	—	—	—	—	(2,277,409)	(63,359)	—	(16,059)	—	(79,418)	—	(79,418)
Stock options exercised	154,372	—	—	—	—	—	—	—	2,933	—	—	2,933	—	2,933
Net income	—	—	—	—	—	—	—	—	—	239,405	—	239,405	169,827	409,232
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,165)	(2,165)	(1,511)	(3,676)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	12,607	12,607	9,299	21,906
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,147)	—	(30,147)	(159,239)	(189,386)
Issuance of common stock in connection with employee exchanges	91,757	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(91,757)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2021	127,154,019	$1	10,135,182	$—	60,091,740	$1	(5,892,506)	$(152,282)	$1,190,950	$615,580	$(15,045)	$1,639,205	$404,874	$2,044,079
Share based compensation	32,916	—	—	—	—	—	—	—	7,444	—	—	7,444	—	7,444
Repurchase of Class C common stock	—	—	(45,622)	—	—	—	—	—	(1,323)	—	—	(1,323)	—	(1,323)
Treasury stock purchases	(5,489)	—	—	—	—	—	(3,358,003)	(101,305)	—	(114)	—	(101,419)	—	(101,419)
Stock options exercised	253,625	—	—	—	—	—	—	—	4,819	—	—	4,819	—	4,819
Net income	—	—	—	—	—	—	—	—	—	62,910	—	62,910	45,997	108,907
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	43	43	23	66
Net change in unrealized cash flow hedges losses	—	—	—	—	—	—	—	—	—	—	(4,115)	(4,115)	(3,091)	(7,206)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(29,483)	—	(29,483)	(103,062)	(132,545)
Issuance of common stock in connection with employee exchanges	290,524	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(290,524)	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	127,725,595	$1	9,799,036	$—	60,091,740	$1	(9,250,509)	$(253,587)	$1,201,890	$648,893	$(19,117)	$1,578,081	$344,741	$1,922,822
Share based compensation	103,154	—	—	—	—	—	—	—	6,803	—	—	6,803	—	6,803
Repurchase of Class C common stock	—	—	(12,980)	—	—	—	—	—	(370)	—	—	(370)	—	(370)
Treasury stock purchases	(17,954)	—	—	—	—	—	(5,401,932)	(138,881)	—	(496)	—	(139,377)	—	(139,377)
Stock options exercised	39,000	—	—	—	—	—	—	—	741	—	—	741	—	741
Net income	—	—	—	—	—	—	—	—	—	70,507	—	70,507	52,631	123,138
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,912)	(4,912)	(2,931)	(7,843)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	2,191	2,191	1,307	3,498
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(28,336)	—	(28,336)	(80,363)	(108,699)
Issuance of common stock in connection with employee exchanges	22,991	—	—	—	—	—	—	—	—	—	—	—	—	—

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine months ended September 30, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(22,991)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	127,872,786	$1	9,763,065	$—	60,091,740	$1	(14,652,441)	$(392,468)	$1,209,064	$690,568	$(21,838)	$1,485,328	$315,385	$1,800,713

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$428,698	$641,276

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,470	49,764
Amortization of purchased intangibles and acquired capitalized software	48,817	53,087
Debt issue cost related to debt refinancing and prepayment	24,316	649
Amortization of debt issuance costs and deferred financing fees	5,738	5,243
Termination of office leases	1,744	5,126
Share-based compensation	50,841	38,260
Deferred taxes	9,013	16,791
Other	10,786	(15,093)
Changes in operating assets and liabilities:
Securities borrowed	84,772	147,415
Securities purchased under agreements to resell	72,779	(147,328)
Receivables from broker-dealers and clearing organizations	(399,890)	231,580
Trading assets, at fair value	(546,393)	(862,163)
Receivables from customers	(101,016)	(199,766)
Operating lease right-of-use assets	25,386	20,135
Other assets	(67,931)	43,898
Securities loaned	(153,079)	69,180
Securities sold under agreements to repurchase	(68,247)	122,033
Payables to broker-dealers and clearing organizations	130,040	236,722
Payables to customers	41,932	64,113
Trading liabilities, at fair value	689,059	(52,059)
Operating lease liabilities	(30,044)	(22,373)
Accounts payable, accrued expenses and other liabilities	(17,329)	(71,968)
Net cash provided by operating activities	290,462	374,522

Cash flows from investing activities
Development of capitalized software	(31,294)	(30,154)
Acquisition of property and equipment	(18,354)	(16,326)
Other investing activities	38,668	(18,960)
Net cash used in investing activities	(10,980)	(65,440)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(316,096)	(430,630)
Repurchase of Class C common stock	(8,256)	(1,693)
Purchase of treasury stock	(434,470)	(320,214)
Stock options exercised	5,109	8,493
Short-term borrowings, net	104,945	249,622
Proceeds from long-term borrowings	1,800,000	—
Repayment of long term borrowings	(1,599,774)	(36,737)
Tax receivable agreement obligations	(21,343)	(16,505)
Debt issuance costs	(35,813)	(2,658)
Contributions from noncontrolling interests	39,200	—
Net cash used in financing activities	(466,498)	(550,322)

Effect of exchange rate changes on cash and cash equivalents	(43,490)	(11,452)

Net decrease in cash and cash equivalents	(230,506)	(252,692)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,120,953	1,007,005
Cash, cash equivalents, and restricted or segregated cash, end of period	$890,447	$754,313

Supplementary disclosure of cash flow information

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for interest	$168,739	$115,890
Cash paid for taxes	100,844	130,565

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	12,863	12,935

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying condensed consolidated financial statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2022, VFI owned approximately 60.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company has completed two significant acquisitions over the past six years that have expanded and complemented Virtu Financial's original electronic trading and marking making business. On July 20, 2017, the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction (the “ITG Acquisition”). ITG's business contributes to the Company's Execution Services segment.

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

Accounting Pronouncements Not Yet Adopted as of September 30, 2022

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

Liabilities - Supplier Finance Programs - In September 2022, the FASB issued ASU 2022 -03, Liabilities—Supplier Finance Programs (Subtopic 405-50). This ASU requires new quantitative and qualitative disclosure requirements for a buyer who enters into supplier financing programs. This ASU is effective for periods beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.

3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income before income taxes and noncontrolling interest	$101,606	$145,099	$517,103	$769,887
Provision for income taxes	21,732	21,961	88,405	128,611
Net income	79,874	123,138	428,698	641,276

Noncontrolling interest	(39,867)	(52,631)	(191,264)	(268,454)

Net income available for common stockholders	$40,007	$70,507	$237,434	$372,822
The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income available for common stockholders	$40,007	$70,507	$237,434	$372,822
Less: Dividends and undistributed earnings allocated to participating securities	(1,562)	(2,222)	(8,726)	(10,335)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	38,445	68,285	228,708	362,487

Weighted average shares of common stock outstanding:
Class A	102,289,172	115,770,457	105,500,700	119,148,571

Basic earnings per share	$0.38	$0.59	$2.17	$3.04

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2022	2021	2022	2021
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$38,445	$68,285	$228,708	$362,487

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	102,289,172	115,770,457	105,500,700	119,148,571
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	261,680	852,657	503,693	1,224,589
	102,550,852	116,623,114	106,004,393	120,373,160

Diluted earnings per share	$0.37	$0.59	$2.16	$3.01

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

At September 30, 2022 and December 31, 2021, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $165.3 million and $180.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $237.9 million and $259.3 million, respectively. The amounts recorded as of September 30, 2022 and December 31, 2021 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2022 and December 31, 2021, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2022 and 2021.

The following table presents the details of goodwill by segment as of September 30, 2022 and December 31, 2021:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of September 30, 2022 and December 31, 2021, the Company's total amount of intangible assets recorded was $337.5 million and $386.3 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(178,025)	$308,575	10	to	12
Technology	136,000	(114,253)	21,747	1	to	6
Favorable occupancy leases	5,895	(4,215)	1,680	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(301,993)	$337,500

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(142,142)	$344,458	10	to	12
Technology	136,000	(102,088)	33,912	1	to	6
Favorable occupancy leases	5,895	(3,631)	2,264	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,400)	200		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(253,161)	$386,332

Amortization expense relating to finite-lived intangible assets was approximately $16.1 million and $16.9 million for the three months ended September 30, 2022 and 2021, respectively, and $48.8 million and $53.1 million for the nine months ended September 30, 2022 and 2021, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2022	$16,020
2023	63,960
2024	50,845
2025	47,879
2026	47,879
2027	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Assets
Due from prime brokers	$836,805	$287,991
Deposits with clearing organizations	184,474	161,928
Net equity with futures commission merchants	120,242	98,302
Unsettled trades with clearing organizations	284	164,195
Securities failed to deliver	332,348	290,207
Commissions and fees	40,890	24,184
Total receivables from broker-dealers and clearing organizations	$1,515,043	$1,026,807

Liabilities
Due to prime brokers	$326,188	$497,972
Net equity with futures commission merchants (1)	(41,379)	(57,226)
Unsettled trades with clearing organizations	273,879	828
Securities failed to receive	118,953	128,392
Commissions and fees	2,889	1,560
Total payables to broker-dealers and clearing organizations	$680,530	$571,526
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $157.6 million and $177.1 million as of September 30, 2022 and December 31, 2021, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2022 and December 31, 2021, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Securities received as collateral:
Securities borrowed	$1,218,529	$1,299,270
Securities purchased under agreements to resell	46,572	119,453
	$1,265,101	$1,418,723
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Equities	$1,044,809	$1,012,569
Exchange traded notes	12,104	5,391
	$1,056,913	$1,017,960

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$168,000	$(550)	$167,450
	$168,000	$(550)	$167,450

	December 31, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$58,000	$(1,546)	$56,454
Short-term bank loans	5,056	—	5,056
	$63,056	$(1,546)	$61,510

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

	At September 30, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	4.25%	$400,000	$158,000	$(550)	$157,450
Committed facility	4.50%	650,000	—	—	—
Overdraft facility	6.48%	10,000	10,000	—	10,000
		$1,060,000	$168,000	$(550)	$167,450

	At December 31, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$58,000	$(1,546)	$56,454
Committed facility	3.78%	600,000	—	—	—
		$1,000,000	$58,000	$(1,546)	$56,454

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Broker-dealer credit facilities:
Uncommitted facility	$1,476	$540	$2,769	$1,790
Committed facility	—	—	38	57
	$1,476	$540	$2,807	$1,847

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2022, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2021, there was $5.1 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.2%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At September 30, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.25%	$616,000	$157,641
		$616,000	$157,641

	At December 31, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.91%	$616,000	$177,080
		$616,000	$177,080

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $2.6 million and $1.4 million for the three months ended September 30, 2022 and 2021, and $5.9 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	6.12%	$1,800,000	$(4,042)	$(28,070)	$1,767,888
SBI bonds	January 2023	5.00%	24,181	—	(6)	24,175
			$1,824,181	$(4,042)	$(28,076)	$1,792,063

		At December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.10%	$1,599,774	$(3,723)	$(21,620)	$1,574,431
SBI bonds	January 2023	5.00%	30,722	—	(21)	30,701
			$1,630,496	$(3,723)	$(21,641)	$1,605,132

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of September 30, 2022, $1,800 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2019, the maturity date of the SBI Bonds was extended to January 2023. The principal balance was ¥3.5 billion ($24.2 million) as of September 30, 2022 and ¥3.5 billion ($30.7 million) as of December 31, 2021. The Company had a gain $1.6 million and a gain of $0.1 million during the three months ended September 30, 2022 and 2021, and a gain of $6.5 million, and a gain of $2.4 million, during the nine months ended September 30, 2022 and 2021, respectively, due to changes in foreign currency rates.

As of September 30, 2022, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2022
2022	—
2023	42,181
2024	18,000
2025	18,000
2026	18,000
Thereafter	1,728,000
Total principal of long-term borrowings	$1,824,181

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2022:

	September 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$796,702	$1,811,674	$—	$—	$2,608,376
U.S. and Non-U.S. government obligations	214,954	391,065	—	—	606,019
Corporate Bonds	—	461,459	—	—	461,459
Exchange traded notes	1,297	22,390	—	—	23,687
Currency forwards	—	934,577	—	(901,228)	33,349
Options	13,545	—	—	—	13,545
	$1,026,498	$3,621,165	$—	$(901,228)	$3,746,435

Financial instruments owned, pledged as collateral:
Equity securities	$687,201	$357,608	$—	$—	$1,044,809
Exchange traded notes	10	12,094	—	—	12,104
	$687,211	$369,702	$—	$—	$1,056,913

Other Assets
Equity investment	$—	$—	$71,625	$—	$71,625
Exchange stock	2,392	—	—	—	2,392
	$2,392	$—	$71,625	$—	$74,017

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$88,346	$—	$—	$88,346

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,243,747	$1,170,786	$—	$—	$2,414,533
U.S. and Non-U.S. government obligations	434,940	521,265	—	—	956,205
Corporate Bonds	—	801,664	—	—	801,664
Exchange traded notes	—	11,707	—	—	11,707
Currency forwards	—	872,912	—	(872,912)	—
Options	15,729	—	—	—	15,729
	$1,694,416	$3,378,334	$—	$(872,912)	$4,199,838

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2021:

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$572,567	$1,700,470	$—	$—	$2,273,037
U.S. and Non-U.S. government obligations	337,350	18,519	—	—	355,869
Corporate Bonds	—	598,944	—	—	598,944
Exchange traded notes	10	2,459	—	—	2,469
Currency forwards	—	206,258	—	(206,125)	133
Options	8,543	—	—	—	8,543
	$918,470	$2,526,650	$—	$(206,125)	$3,238,995
Financial instruments owned, pledged as collateral:
Equity securities	$670,277	$342,292	$—	$—	$1,012,569
Exchange traded notes	—	5,391	—	—	5,391
	$670,277	$347,683	$—	$—	$1,017,960
Other Assets
Equity investment	$—	$—	$81,358	$—	$81,358
Exchange stock	3,020	—	—	—	3,020
	$3,020	$—	$81,358	$—	$84,378

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,482,386	$807,631	$—	$—	$2,290,017
U.S. and Non-U.S. government obligations	330,765	9,955	—	—	340,720
Corporate Bonds	—	851,871	—	—	851,871
Exchange traded notes	—	22,962	—	—	22,962
Currency forwards	—	208,357	—	(208,356)	1
Options	5,208	—	—	—	5,208
	$1,818,359	$1,900,776	$—	$(208,356)	$3,510,779

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$21,037	$—	$—	$21,037

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2022 and December 31, 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	September 30, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$71,625	Discounted cash flow	Estimated revenue growth	(3.7)% - 5.0%	3.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	1.8x - 21.0x	12.4x

	December 31, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,358	Discounted cash flow	Estimated revenue growth	2.5% - 32.6%	10.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 21.1x	14.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2022
(in thousands)	Balance at June 30, 2022	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2022	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2022
Assets
Other assets:
Equity investment	$77,562	$—	$(5,937)	$—	$—	$71,625	$(5,937)
Total	$77,562	$—	$(5,937)	$—	$—	$71,625	$(5,937)
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

	Nine Months Ended September 30, 2022
(in thousands)	Balance at December 31, 2021	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2022	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2022
Assets
Other assets:
Equity investment	$81,358	$—	$(9,733)	$—	$—	$71,625	$(9,733)
Total	$81,358	$—	$(9,733)	$—	$—	$71,625	$(9,733)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2022:

	September 30, 2022
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$836,298	$836,298	$836,298	$—	$—
Cash restricted or segregated under regulations and other	54,149	54,149	54,149	—	—
Securities borrowed	1,264,550	1,264,550	—	1,264,550	—
Securities purchased under agreements to resell	46,674	46,674	—	46,674	—
Receivables from broker-dealers and clearing organizations	1,426,697	1,426,697	—	1,426,697	—
Receivables from customers	247,492	247,492	—	247,492	—
Other assets (1)	25,183	25,183	—	25,183	—
Total Assets	$3,901,043	$3,901,043	$890,447	$3,010,596	$—

Liabilities
Short-term borrowings	$167,450	$168,000	$—	$168,000	$—
Long-term borrowings	1,792,063	1,756,681	—	1,756,681	—
Securities loaned	988,969	988,969	—	988,969	—
Securities sold under agreements to repurchase	446,078	446,078	—	446,078	—
Payables to broker-dealers and clearing organizations	680,530	680,530	—	680,530	—
Payables to customers	96,931	96,931	—	96,931	—
Other liabilities (2)	19,258	19,258	—	19,258	—
Total Liabilities	$4,191,279	$4,156,447	$—	$4,156,447	$—
(1) Includes cash collateral and deposits, and interest and dividends receivables.
(2) Includes deposits, interest and dividends payable.

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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,264,550	$—	$1,264,550	$(1,218,529)	$(11,067)	$34,954
Securities purchased under agreements to resell	46,674	—	46,674	(46,572)	—	102
Trading assets, at fair value:
Currency forwards	934,577	(901,228)	33,349	—	—	33,349
Options	13,545	—	13,545	—	(13,545)	—
Total	$2,259,346	$(901,228)	$1,358,118	$(1,265,101)	$(24,612)	$68,405

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$988,969	$—	$988,969	$(956,846)	$(13,635)	$18,488
Securities sold under agreements to repurchase	446,078	—	446,078	(445,977)	—	101
Payable to broker-dealers and clearing organizations
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	872,912	(872,912)	—	—	—	—
Options	15,729	—	15,729	—	(13,545)	2,184
Total	$2,323,688	$(872,912)	$1,450,776	$(1,402,823)	$(27,180)	$20,773

	December 31, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,349,322	$—	$1,349,322	$(1,299,270)	$(5,054)	$44,998
Securities purchased under agreements to resell	119,453	—	119,453	(119,453)	—	—
Trading assets, at fair value:
Currency forwards	206,258	(206,125)	133	—	—	133
Options	8,543	—	8,543	—	(5,208)	3,335
Total	$1,683,576	$(206,125)	$1,477,451	$(1,418,723)	$(10,262)	$48,466

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,142,048	$—	$1,142,048	$(1,107,688)	$(17,272)	$17,088
Securities sold under agreements to repurchase	514,325	—	514,325	(514,325)	—	—
Interest rate swaps	21,037	—	21,037	—	—	21,037
Trading liabilities, at fair value:
Currency forwards	208,357	(208,356)	1	—	—	1
Options	5,208	—	5,208	—	(5,208)	—
Total	$1,890,975	$(208,356)	$1,682,619	$(1,622,013)	$(22,480)	$38,126
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	September 30, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$190,000	$50,000	$50,000	$110,000	$400,000
U.S. and Non-U.S. government obligations	46,078	—	—	—		46,078
Total	$46,078	$190,000	$50,000	$50,000	$110,000	$446,078

Securities loaned:
Equity securities	$988,969	$—	$—	$—	$—	$988,969
Total	$988,969	$—	$—	$—	$—	$988,969

	December 31, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$210,000	$—	$400,000
U.S. and Non-U.S. government obligations	114,325	—	—	—	—	114,325
Total	$114,325	$140,000	$50,000	$210,000	$—	$514,325

Securities loaned:
Equity securities	1,142,048	—	—	—	—	1,142,048
Total	$1,142,048	$—	$—	$—	$—	$1,142,048

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2022 and December 31, 2021:

(in thousands)		September 30, 2022		December 31, 2021
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$2,525	$905,770	$1,619	$406,420
Commodity futures	Receivables from broker-dealers and clearing organizations	(63,242)	7,474,448	(24,405)	5,285,216
Currency futures	Receivables from broker-dealers and clearing organizations	(2,047)	991,310	(8,205)	4,760,173
Fixed income futures	Receivables from broker-dealers and clearing organizations	36	103,604	147	8,489
Options	Financial instruments owned	13,545	1,272,914	8,543	1,063,686
Currency forwards	Financial instruments owned	934,577	38,653,621	206,258	21,445,374

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	88,346	1,525,000	—	—

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$2,518	$732,476	$791	$1,362,684
Commodity futures	Payables to broker-dealers and clearing organizations	(184)	50,639	(49)	27,224
Currency futures	Payables to broker-dealers and clearing organizations	15,224	2,844,071	1,671	725,162
Fixed income futures	Payables to broker-dealers and clearing organizations	(145)	13,575	(161)	120,212
Options	Financial instruments sold, not yet purchased	15,729	1,292,118	5,208	1,066,801
Currency forwards	Financial instruments sold, not yet purchased	872,912	38,622,789	208,357	21,446,422

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	—	—	21,037	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022, and 2021.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$9,760	$84,875	$205,561	$213,569
Currency forwards	Trading income, net	21,276	(49,599)	(14,478)	12,756
Options	Trading income, net	4,367	9,455	3,430	63,016
Interest rate swap on term loan	Other, net	(474)	(474)	(1,406)	(1,397)
		$34,929	$44,257	$193,107	$287,944

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$35,852	$4,112	$108,427	$21,453
		$35,852	$4,112	$108,427	$21,453
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2022, the Company held noncontrolling interests of 11.1% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2022, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of September 30, 2022, the Company held approximately a 14.9% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of September 30, 2022, the Company held approximately a 10.0% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$44,304	$—	$44,304	$259,629

The following table presents the Company’s nonconsolidated VIEs at December 31, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$38,319	$—	$38,319	$136,378

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of September 30, 2022, the Company held a 51% controlling interest in this entity. Based on the standard for control set forth above, this JV meets the criteria to be considered a VIE, and the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the condensed consolidated financial statements.

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 14 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2021 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$10,687	$78,506	$—	$89,193
Workflow technology	—	21,968	—	21,968
Analytics	—	9,825	—	9,825
Total revenue from contracts with customers	10,687	110,299	—	120,986

Other sources of revenue	437,199	9,300	(6,441)	440,058

Total revenues	$447,886	$119,599	$(6,441)	$561,044

Timing of revenue recognition:
Services transferred at a point in time	$447,886	$101,621	$(6,441)	$543,066
Services transferred over time	—	17,978	—	17,978
Total revenues	$447,886	$119,599	$(6,441)	$561,044

	Three Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$8,894	$93,474	$—	$102,368
Workflow technology	—	23,149	—	23,149
Analytics	—	10,406	—	10,406
Total revenue from contracts with customers	8,894	127,029	—	135,923

Other sources of revenue	400,396	5,520	2,505	408,421

Total revenues	$409,290	$132,549	$2,505	$544,344

Timing of revenue recognition:
Services transferred at a point in time	$409,290	$114,010	$2,505	$525,805
Services transferred over time	—	18,539	—	18,539
Total revenues	$409,290	$132,549	$2,505	$544,344

	Nine Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$30,881	$277,693	$—	$308,574
Workflow technology	—	73,238	—	73,238
Analytics	—	30,169	—	30,169
Total revenue from contracts with customers	30,881	381,100	—	411,981

Other sources of revenue	1,396,163	21,240	37,660	1,455,063

Total revenues	$1,427,044	$402,340	$37,660	$1,867,044

Timing of revenue recognition:
Services transferred at a point in time	$1,427,044	$347,934	$37,660	$1,812,638
Services transferred over time	—	54,406	—	54,406
Total revenues	$1,427,044	$402,340	$37,660	$1,867,044

	Nine Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$32,111	$332,000	$—	$364,111
Workflow technology	—	75,572	—	75,572
Analytics	—	31,004		31,004
Total revenue from contracts with customers	32,111	438,576	—	470,687

Other sources of revenue	1,603,444	21,342	10,408	1,635,194

Total revenues	$1,635,555	$459,918	$10,408	$2,105,881

Timing of revenue recognition:
Services transferred at a point in time	$1,635,555	$404,371	$10,408	$2,050,334
Services transferred over time	—	55,547	—	55,547
Total revenues	$1,635,555	$459,918	$10,408	$2,105,881

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2022 and 2021, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $57.2 million and $51.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2022.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.6 million and $9.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company recognized the full amount of revenue during the nine months ended September 30, 2022 and 2021, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2022 and 2021, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $21.7 million, 21.4%, and $22.0 million, 15.1% for the three months ended September 30, 2022 and 2021, respectively and $88.4 million, 17.1% and $128.6 million, 16.7% for the for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021 are current income tax receivables of $63.3 million and $37.2 million, respectively. The balances at September 30, 2022 and December 31, 2021 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021 are current tax liabilities of $12.0 million and $16.8 million, respectively. The balances at September 30, 2022 and December 31, 2021 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2022 and December 31, 2021, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At September 30, 2022 and December 31, 2021, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses at September 30, 2022 and December 31, 2021 of $64.7 million and $67.2 million, respectively, and recorded a related deferred tax asset of $12.4 million and $13.4 million, respectively. A valuation allowance of $12.4 million and $13.3 million was recorded against this deferred tax asset at September 30, 2022 and December 31, 2021, respectively as it is more likely than not that a substantial portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at September 30, 2022 and December 31, 2021 of $239.3 million, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at both September 30, 2022 and December 31, 2021 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2022 and December 31, 2021 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2022, the Company’s tax years for 2015 through 2020 and 2016 through 2020 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2020. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $6.5 million of unrecognized tax benefits as of September 30, 2022, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2022.

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

On August 31, 2021, the Company was named as a defendant in Alers v. Robinhood Financial, LLC et al No. 21-cv-61848. The complaint was filed in federal district court in Florida on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions alleging a breach of fiduciary duty by Robinhood and aiding and abetting thereof by the Company and other market making firms. The complaint did not specify the amount of alleged damages. On December 31, 2021, plaintiffs filed an amended complaint, after which, on July 1, 2022, Robinhood and the market-maker defendants’ motion to transfer the case to the Northern District of California was granted. The case was thereafter consolidated with the action In re Robinhood Order Flow Litigation, No. 20-cv-09328 (N.D. Cal.) (the “Consolidated Action”). The consolidation order provides that the operative complaint in the Consolidated Action supersedes the complaint in the Alers action and thus there is no pending action against the Company.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds, which could result in changes in laws or rules which could adversely affect the Company’s business or the public perception of the Company or the Company’s industry. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$199,942	$225,328
Operating lease liabilities	Operating lease liabilities	248,701	278,745

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	31,780	18,965
Accumulated depreciation	Property, equipment, and capitalized software, net	(20,069)	(12,465)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	11,850	6,612

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	6.24 years	6.68 years
Finance leases	1.98 years	1.62 years
Weighted average discount rate
Operating leases	5.40%	5.47%
Finance leases	2.77%	2.38%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost:
Fixed	$18,183	$18,994	$54,677	$56,772
Variable	1,251	1,913	4,495	5,144
Impairment of ROU Asset	—	—	—	1,198
Total Operating lease cost	$19,434	$20,907	$59,172	$63,114

Sublease income	4,917	4,537	14,763	13,404

Finance lease cost:
Amortization of ROU Asset	$1,855	$1,460	$5,748	$5,024
Interest on lease liabilities	90	50	264	183
Total Finance lease cost	$1,945	$1,510	$6,012	$5,207

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2022, are as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$17,814	$2,034
2023	69,930	6,076
2024	43,195	4,465
2025	34,916	600
2026	31,960	—
2027 and thereafter	99,273	—
Total lease payments	$297,088	$13,175
Less imputed interest	(48,387)	(1,325)
Total lease liability	$248,701	$11,850

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$836,298	$1,071,463
Cash restricted or segregated under regulations and other	54,149	49,490
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$890,447	$1,120,953

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 85.0% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 60.2% interest in Virtu Financial at September 30, 2022.

During the period prior to certain reorganization transactions and IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2022 and December 31, 2021, there were 4,462,840 and 4,791,839 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 328,999 and 463,874 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2022 and 2021 respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2022, the Company repurchased approximately 30.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $854.4 million. As of September 30, 2022, the Company has approximately $365.6 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the nine months ended September 30, 2022, and 2021, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 92,930, and 405,272 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30, 2022
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$27,486	$19,579	$(1,066)	$45,999
Foreign exchange translation adjustment	(13,660)	(11,161)	—	(24,821)
Total	$13,826	$8,418	$(1,066)	$21,178
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2022, the Company expects approximately $4.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

	Nine Months Ended September 30, 2022
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(10,481)	$52,442	$4,038	$45,999
Foreign exchange translation adjustment	285	(25,106)	—	(24,821)
Total	$(10,196)	$27,336	$4,038	$21,178
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of September 30, 2022, the Company expects approximately $4.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2022, and 2021:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(446,997)	19.00	—	(446,997)	19.00
Forfeited or expired	—	—	—	—	—
At September 30, 2021	1,877,155	$19.00	3.49	1,877,155	$19.00

At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At September 30, 2022	1,521,776	$19.00	2.49	1,521,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the nine months ended September 30, 2022, and 2021, respectively, there were 580,710, and 633,938 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $8.9 million and $6.3 million for the three months ended September 30, 2022, and 2021, respectively, and accrued compensation expense by $24.4 million, and $17.7 million for the nine months ended September 30, 2022, and 2021, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the nine months ended September 30, 2022, and 2021:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2020	3,393,084	$21.35
Granted	2,442,953	27.06
Forfeited	(191,296)	22.97
Vested	(2,032,477)	23.27
At September 30, 2021	3,612,264	$24.05

At December 31, 2021	3,224,447	$24.30
Granted (1)	3,027,148	29.88
Forfeited	(363,744)	25.60
Vested	(1,800,922)	25.14
At September 30, 2022	4,086,929	$27.94
(1) Excluded in the number of RSUs and RSAs are 75,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $9.2 million and $6.7 million for the three months ended September 30, 2022, and 2021, respectively, and $27.3 million, and $20.5 million for the nine months ended September 30, 2022, and 2021, respectively, of compensation expense in relation to RSUs. As of September 30, 2022 and December 31, 2021, total unrecognized share-based compensation expense related to unvested RSUs was $67.8 million and $41.9 million, respectively, and this amount is to be recognized over a weighted average period of 1.0 year and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity-based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals of cash compensation may also be directed to notional investments in certain of the employee investment opportunities. The Company recognized $8.7 million as compensation cost under the DCP as of September 30, 2022.

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2022. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of September 30, 2022 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$482,113	$3,553	$478,560

As of September 30, 2022, VAL had $47.7 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of September 30, 2022 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$11,213	$181	$11,032
Virtu Financial Canada ULC	183	181	2
Ireland
Virtu ITG Europe Limited (1)	74,517	26,971	47,546
Virtu Financial Ireland Limited (1)	82,192	31,215	50,977
United Kingdom
Virtu ITG UK Limited (1)	1,299	838	461
Asia Pacific
Virtu ITG Australia Limited	30,248	11,404	18,844
Virtu ITG Hong Kong Limited	3,357	430	2,927
Virtu ITG Singapore Pte Limited	934	70	864
Virtu Financial Singapore Pte. Ltd.	87,047	40,531	46,516
(1) Preliminary
As of September 30, 2022, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.1 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
United States	$469,023	$433,013	$1,504,216	$1,678,650
Ireland	43,711	55,137	179,741	242,614
Singapore	28,901	30,696	106,221	102,965
Canada	12,551	13,955	51,262	43,924
Australia	6,324	9,982	22,592	31,868
Others	534	1,561	3,012	5,860
Total revenues	$561,044	$544,344	$1,867,044	$2,105,881

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2022 and 2021 and are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2022:
Total revenue	$447,886	$119,599	$(6,441)	$561,044
Income before income taxes and noncontrolling interest	99,276	8,993	(6,663)	101,606

2021:
Total revenue	409,290	132,549	2,505	544,344
Income (loss) before income taxes and noncontrolling interest	135,875	7,532	1,692	145,099

The Company's Pre-tax earnings by segment for the nine months ended September 30, 2022, and 2021 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2022
Total revenue	$1,427,044	$402,340	$37,660	$1,867,044
Income before income taxes and noncontrolling interest	448,943	32,005	36,155	517,103

2021
Total revenue	1,635,555	459,918	10,408	2,105,881
Income before income taxes and noncontrolling interest	713,723	51,941	4,223	769,887

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2022, and December 31, 2021 the Company had net receivables from its affiliates of $0.6 million and $2.2 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.2 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, $10.7 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively, to JNX for these trading activities.

The Company pays monthly use fees to two JVs in which it holds interests (see Note 11 "Variable Interest Entities"). These monthly fees are for the use of microwave communication networks operated by each of these JVs and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to these JVs of $10.5 million and $10.5 million for the three months ended September 30, 2022 and 2021, respectively, and $21.4 million and $19.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company purchases network connections services from affiliates of Level 3 Communications (“Level 3”). Temasek and its affiliates have a significant ownership interest in Level 3. The Company made payments to Level 3 for these services of $0.3 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received rebates of $2.3 million and made payments of $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and received rebates of $15.1 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.

In the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. The Company consolidates this JV, and recorded noncontrolling interest of $39.2 million in the condensed consolidated statement of changes in equity as of September 30, 2022. Refer to Note 11 "Variable Interest Entities" for further details.
22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

On November 3, 2022, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2022 to holders of record as of December 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2022 and 2021 and should be read in conjunction with the condensed consolidated financial statements of Virtu Financial, Inc. (the Company") for the period ended September 30, 2022, which are in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2021, which are included in Items 8 and 7 respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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
•inability to access, or delay in accessing, the capital markets to sell shares or raise additional capital;
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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vests in equal annual installments over a period of four years from the grant date and expires not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2022, options to purchase 1,633,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period. In connection with and subsequent to the IPO, 1,677,318 shares of immediately vested Class A Common Stock and 2,620,051 restricted stock units were granted, which vest over a period of up to 4 years and are settled in shares of Class A Common Stock. The fair value of the Class A Common Stock and restricted stock units was determined based on the volume weighted average price for the three days preceding the grant, and with respect to the restricted stock units is recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2022 in the amount of $16.4 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2022 in the amount of $126.3 million and tax receivable agreement obligation in the amount of $237.9 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of September 30, 2022; and (iv) provision for corporate income tax in the amount of $19.4 million and $60.3 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2022, and 2021:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2022	2021	2022	2021
Total revenue	$447,886	$409,290	$1,427,044	$1,635,555
Total operating expenses	348,610	273,415	978,101	921,832
Income before income taxes and noncontrolling interest	99,276	135,875	448,943	713,723
Execution Services
Total revenue	119,599	132,549	402,340	459,918
Total operating expenses	110,606	125,017	370,335	407,977
Income before income taxes and noncontrolling interest	8,993	7,532	32,005	51,941
Corporate
Total revenue	(6,441)	2,505	37,660	10,408
Total operating expenses	222	813	1,505	6,185
Income before income taxes and noncontrolling interest	(6,663)	1,692	36,155	4,223
Consolidated
Total revenue	561,044	544,344	1,867,044	2,105,881
Total operating expenses	459,438	399,245	1,349,941	1,335,994
Income before income taxes and noncontrolling interest	$101,606	$145,099	$517,103	$769,887

The following table shows our results of operations for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Trading income, net	$397,383	$394,265	$1,315,618	$1,591,840
Interest and dividends income	43,631	9,704	95,435	26,246
Commissions, net and technology services	120,986	135,923	411,981	470,687
Other, net	(956)	4,452	44,010	17,108
Total revenue	561,044	544,344	1,867,044	2,105,881

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	168,869	158,862	476,235	588,885
Communication and data processing	52,907	55,627	164,441	159,824
Employee compensation and payroll taxes	103,254	84,552	305,338	273,172
Interest and dividends expense	61,989	26,586	153,243	75,585
Operations and administrative	14,319	18,228	53,110	65,636
Depreciation and amortization	16,658	16,636	50,470	49,764
Amortization of purchased intangibles and acquired capitalized software	16,060	16,933	48,817	53,087
Termination of office leases	361	238	1,744	5,126
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,404	1,237	28,525	4,981
Transaction advisory fees and expenses	134	167	1,113	150
Financing interest expense on long-term borrowings	23,483	20,179	66,905	59,784
Total operating expenses	459,438	399,245	1,349,941	1,335,994
Income before income taxes and noncontrolling interest	101,606	145,099	517,103	769,887
Provision for income taxes	21,732	21,961	88,405	128,611
Net income	$79,874	$123,138	$428,698	$641,276

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises of small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid ask spreads, while hedging risks. Trading income, net, accounted for 70% and 76% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

Communication and data processing. Communication and data processing represent primarily fixed expenses for data center co-location, network lines and connectivity for our trading centers and co-location facilities. Communications expense consists primarily of the cost of voice and data telecommunication lines supporting our business, including connectivity to data centers, exchanges, markets and liquidity pools around the world, and data processing expense consists primarily of market data subscription fees that we pay to third parties to receive price quotes and related information.

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

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of fixed assets and leased equipment, such as computing and communications hardware, as well as amortization of leasehold improvements and capitalized in-house software development. We depreciate our computer hardware and related software, office hardware and furniture and fixtures on a straight-line basis over a period of 3 to 7 years based on the estimated useful life of the underlying asset, and we amortize our capitalized software development costs on a straight-line basis over a period of 1.5 to 3 years, which represents the estimated useful lives of the underlying software. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the term of the lease.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of finite lived intangible assets acquired in connection with the acquisition of certain assets from the Acquisition of KCG and the ITG Acquisition. These assets are amortized over their useful lives, ranging from 1 to 15 years, except for certain assets which were categorized as having indefinite useful lives.

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

Provision for income taxes

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

Non-GAAP Financial Measures and Other Items

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP (“Non-GAAP”) financial measures of financial performance:

•“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or Trading income, net, plus Commissions, net and technology services, plus Interest and dividends income, less direct costs associated with those revenues, including Brokerage, exchange, clearance fees and payments for order flow, net, and Interest and dividends expense. We also disclose Adjusted Net Trading Income by segment, including daily averages. Management believes that Adjusted Net Trading Income is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our core business activities.
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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$397,383	$394,265	$1,315,618	$1,591,840
Interest and dividends income	43,631	9,704	95,435	26,246
Commissions, net and technology services	120,986	135,923	411,981	470,687
Brokerage, exchange, clearance fees and payments for order flow, net	(168,869)	(158,862)	(476,235)	(588,885)
Interest and dividends expense	(61,989)	(26,586)	(153,243)	(75,585)
Adjusted Net Trading Income	$331,142	$354,444	$1,193,556	$1,424,303

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$79,874	$123,138	$428,698	$641,276
Financing interest expense on long-term borrowings	23,483	20,179	66,905	59,784
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,404	1,237	28,525	4,981
Depreciation and amortization	16,658	16,636	50,470	49,764
Amortization of purchased intangibles and acquired capitalized software	16,060	16,933	48,817	53,087
Provision for income taxes	21,732	21,961	88,405	128,611
EBITDA	$159,211	$200,084	$711,820	$937,503
Severance	1,250	1,538	4,009	4,577
Transaction advisory fees and expenses	134	167	1,113	150
Termination of office leases	361	238	1,744	5,126
Other	1,556	(4,225)	(35,813)	(12,827)
Share based compensation	18,133	12,930	50,841	38,260
Adjusted EBITDA	$180,645	$210,732	$733,714	$972,789

Selected Operating Margins
Net Income Margin (1)	24.1%	34.7%	35.9%	45.0%
EBITDA Margin (2)	48.1%	56.5%	59.6%	65.8%
Adjusted EBITDA Margin (3)	54.6%	59.5%	61.5%	68.3%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$79,874	$123,138	$428,698	$641,276
Provision for income taxes	21,732	21,961	88,405	128,611
Income before income taxes	101,606	145,099	517,103	769,887

Amortization of purchased intangibles and acquired capitalized software	16,060	16,933	48,817	53,087
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,404	1,237	28,525	4,981
Severance	1,250	1,538	4,009	4,577
Transaction advisory fees and expenses	134	167	1,113	150
Termination of office leases	361	238	1,744	5,126
Other	1,556	(4,225)	(35,813)	(12,827)
Share based compensation	18,133	12,930	50,841	38,260
Normalized Adjusted Net Income before income taxes	140,504	173,917	616,339	863,241
Normalized provision for income taxes (1)	33,702	41,740	147,922	207,178
Normalized Adjusted Net Income	$106,802	$132,177	$468,417	$656,063

Weighted Average Adjusted shares outstanding (2)	175,893,027	190,141,600	179,290,742	193,929,595

Normalized Adjusted EPS	$0.61	$0.70	$2.61	$3.38

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2022, and 2021.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$392,496	$4,887	$—	$397,383
Commissions, net and technology services	10,687	110,299	—	120,986
Interest and dividends income	43,446	185	—	43,631
Brokerage, exchange, clearance fees and payments for order flow, net	(147,346)	(21,523)	—	(168,869)
Interest and dividends expense	(61,019)	(970)	—	(61,989)
Adjusted Net Trading Income	$238,264	$92,878	$—	$331,142

	Three Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$389,422	$4,843	$—	$394,265
Commissions, net and technology services	8,894	127,029	—	135,923
Interest and dividends income	9,704	—	—	9,704
Brokerage, exchange, clearance fees and payments for order flow, net	(134,849)	(24,013)	—	(158,862)
Interest and dividends expense	(24,469)	(2,117)	—	(26,586)
Adjusted Net Trading Income	$248,702	$105,742	$—	$354,444

	Nine Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,299,117	$16,501	$—	$1,315,618
Commissions, net and technology services	30,881	381,100	—	411,981
Interest and dividends income	95,221	214	—	95,435
Brokerage, exchange, clearance fees and payments for order flow, net	(401,982)	(74,253)	—	(476,235)
Interest and dividends expense	(149,401)	(3,842)	—	(153,243)
Adjusted Net Trading Income	$873,836	$319,720	$—	$1,193,556

	Nine Months Ended September 30, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,571,347	$20,493	$—	$1,591,840
Commissions, net and technology services	32,111	438,576	—	470,687
Interest and dividends income	26,174	72	—	26,246
Brokerage, exchange, clearance fees and payments for order flow, net	(502,828)	(86,057)	—	(588,885)
Interest and dividends expense	(70,905)	(4,680)	—	(75,585)
Adjusted Net Trading Income	$1,055,899	$368,404	$—	$1,424,303

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$238,264	$248,702	(4.2)%
Execution Services	92,878	105,742	(12.2)%
Adjusted Net Trading Income	$331,142	$354,444	(6.6)%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$3,723	$3,886	(4.2)%
Execution Services	1,451	1,652	(12.2)%
Average Daily Adjusted Net Trading Income	$5,174	$5,538	(6.6)%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$873,836	$1,055,899	(17.2)%
Execution Services	319,720	368,404	(13.2)%
Adjusted Net Trading Income	$1,193,556	$1,424,303	(16.2)%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2022	2021	% Change
Market Making	$4,648	$5,616	(17.2)%
Execution Services	1,701	1,960	(13.2)%
Average Daily Adjusted Net Trading Income	$6,349	$7,576	(16.2)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total Revenues

Our total revenues increased $16.7 million, or 3.1%, to $561.0 million for the three months ended September 30, 2022, compared to $544.3 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $33.9 million in Interest and dividends income which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing as well as increased interest rates during the three months ended September 30, 2022 compared to the same period in 2021, partially offset by a decrease of $14.9 million in Commissions, net and technology services.

The following table shows total revenues by segment for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(in thousands, except for percentage)	2022	2021	% Change
Market Making
Trading income, net	$392,496	$389,422	0.8%
Interest and dividends income	43,446	9,704	347.7%
Commissions, net and technology services	10,687	8,894	20.2%
Other, net	1,257	1,270	(1.0)%
Total revenues from Market Making	$447,886	$409,290	9.4%

Execution Services
Trading income, net	$4,887	$4,843	0.9%
Interest and dividends income	185	—	NM
Commissions, net and technology services	110,299	127,029	(13.2)%
Other, net	4,228	677	524.5%
Total revenues from Execution Services	$119,599	$132,549	(9.8)%

Corporate
Other, net	$(6,441)	$2,505	NM
Total revenues from Corporate	$(6,441)	$2,505	NM

Consolidated
Trading income, net	$397,383	$394,265	0.8%
Interest and dividends income	43,631	9,704	349.6%
Commissions, net and technology services	120,986	135,923	(11.0)%
Other, net	(956)	4,452	NM
Total revenues	$561,044	$544,344	3.1%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net remained consistent at $397.4 million for the three months ended September 30, 2022, compared to $394.3 million for the three months ended September 30, 2021. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $33.9 million, or 349.6%, to $43.6 million for the three months ended September 30, 2022, compared to $9.7 million for the three months ended September 30, 2021. This increase was primarily attributable to the higher dividends earned on market making trading assets held over periods when dividends are paid along with an increase in interest income earned on cash collateral posted as part of securities borrowing transactions and interest earned on balances maintained at prime brokers, both of which benefited from higher interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $14.9 million, or 11.0%, to $121.0 million for the three months ended September 30, 2022, compared to $135.9 million for the three months ended September 30, 2021. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $5.4 million, or 121.5%, to $(1.0) million for the three months ended September 30, 2022, compared to $4.5 million for the three months ended September 30, 2021. Other, net comprises changes in the valuation on our level 3 investment, as well as other miscellaneous income including gains and losses attributable to our variable interest entities. Refer to Note 9 "Financial Assets and Liabilities" in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our level 3 investment.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $23.3 million, or 6.6%, to $331.1 million for the three months ended September 30, 2022, compared to $354.4 million for the three months ended September 30, 2021. This decrease was primarily attributable to lower Commissions, net and technology services in the Execution Services segment during the three months ended September 30, 2022 compared to the same period in 2021, as noted above, and higher Brokerage, exchange, clearing fees and payments for order flow, net as described below. Adjusted Net Trading Income per day decreased $0.3 million, or 6.6%, to $5.2 million for the three months ended September 30, 2022, compared to $5.5 million for the three months ended September 30, 2021. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $60.2 million, or 15.1%, to $459.4 million for the three months ended September 30, 2022, compared to $399.2 million for the three months ended September 30, 2021. The increase in operating expenses is primarily due to an increase in Interest and dividends expense and Employee compensation and payroll taxes, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $10.0 million, or 6.3%, to $168.9 million for the three months ended September 30, 2022, compared to $158.9 million for the three months ended September 30, 2021. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense decreased $2.7 million, or 4.9%, to $52.9 million for the three months ended September 30, 2022, compared to $55.6 million for the three months ended September 30, 2021. This decrease was primarily due to decreased connectivity spending on colocation, and subscriber connections.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $18.7 million, or 22.1%, to $103.3 million for the three months ended September 30, 2022, compared to $84.6 million for the three months ended September 30, 2021. The increase in compensation levels was primarily attributable to an increase in incentive compensation accruals, and an increase in share-based compensation related to prior year incentive awards and the portion of anticipated current year incentive awards that is accrued in the current period.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.4 million and $8.7 million for the three months ended September 30, 2022, and 2021, respectively.

Interest and dividends expense. Interest and dividends expense increased $35.4 million or 133.2% to $62.0 million for the three months ended September 30, 2022, compared to $26.6 million for the three months ended September 30, 2021. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received as part of securities lending transactions and higher financing costs with respect to trading assets driven by higher interest rates. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $3.9 million or 21.4% to $14.3 million for the three months ended September 30, 2022, compared to $18.2 million for the three months ended September 30, 2021. This decrease was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the three months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization remained consistent at $16.7 million for the three months ended September 30, 2022, compared to $16.6 million or the three months ended September 30, 2021.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.9 million, or 5.2%, to $16.1 million for the three months ended September 30, 2022, compared to $16.9 million for the three months ended September 30, 2021. This decrease was due to certain intangible assets being fully amortized during 2021 and 2022.

Termination of office leases. Termination of office leases remained consistent at $0.4 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees remained consistent at $1.4 million for the three months ended September 30, 2022, compared to $1.2 million for the three months ended September 30, 2021.

Transaction advisory fees and expenses. Transaction advisory fees and expenses remained consistent at $0.1 million for the three months ended September 30, 2022, compared to $0.2 million three months ended September 30, 2021. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $3.3 million or 16.4% to $23.5 million for the three months ended September 30, 2022, compared to $20.2 million for the three months ended September 30, 2021.The increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt transaction in January 2022, as described in further detail below, and the effect of higher interest rates .

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $21.7 million and 21.4% for the three months ended September 30, 2022, compared to $22.0 million and 15.1% for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total Revenues

Our total revenues decreased $238.8 million, or 11.3%, to $1,867.0 million for the nine months ended September 30, 2022, compared to $2,105.9 million for the nine months ended September 30, 2021. This decrease was primarily attributable to a decrease of $276.2 million in Trading income, net, during the nine months ended September 30, 2022 compared to the prior period. This decrease was offset, in part, by an increase of $26.9 million in Other, net, which was driven by gains recorded on sales of various strategic investments, as well as an increase of $69.2 million in Interest and dividends income which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the nine months ended September 30, 2022 compared to the same period in 2021.

The following table shows the total revenues by segment for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2022	2021	% Change
Market Making
Trading income, net	$1,299,117	$1,571,347	(17.3)%
Interest and dividends income	95,221	26,174	263.8%
Commissions, net and technology services	30,881	32,111	(3.8)%
Other, net	1,825	5,923	(69.2)%
Total revenues from Market Making	$1,427,044	$1,635,555	(12.7)%

Execution Services
Trading income, net	$16,501	$20,493	(19.5)
Interest and dividends income	214	72	197.2%
Commissions, net and technology services	381,100	438,576	(13.1)%
Other, net	4,525	777	482%
Total revenues from Execution Services	$402,340	$459,918	(12.5)%

Corporate
Other, net	$37,660	$10,408	261.8%
Total revenues from Corporate	$37,660	$10,408	261.8%

Consolidated
Trading income, net	$1,315,618	$1,591,840	(17.4)%
Interest and dividends income	95,435	26,246	263.6%
Commissions, net and technology services	411,981	470,687	(12.5)%
Other, net	44,010	17,108	157.2%
Total revenues	$1,867,044	$2,105,881	(11.3)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $276.2 million, or 17.4%, to $1,315.6 million for the nine months ended September 30, 2022, compared to $1,591.8 million for the nine months ended September 30, 2021. The decrease was largely a result of lower trading income in the first quarter of 2022, driven by lower market volumes as compared to the same period in 2021. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $69.2 million, or 263.6%, to $95.4 million for the nine months ended September 30, 2022, compared to $26.2 million for the nine months ended September 30, 2021. This increase was primarily attributable to higher dividends earned on market making trading assets held over periods when dividends are paid, along with an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, both of which benefited from higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $58.7 million, or 12.5%, to $412.0 million for the nine months ended September 30, 2022, compared to $470.7 million for the nine months ended September 30, 2021. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $26.9 million, or 157.2%, to $44.0 million for the nine months ended September 30, 2022, compared to $17.1 million for the nine months ended September 30, 2021. The increase was primarily due to gains recognized during the 2022 period from sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $230.7 million, or 16.2%, to $1,193.6 million for the nine months ended September 30, 2022, compared to $1,424.3 million for the nine months ended September 30, 2021. This decrease was primarily attributable to lower Trading Income, net as noted above, partially offset by lower Brokerage, exchange, clearance fees and payments for order flow, net as described below, incurred by Market Making. Adjusted Net Trading Income per day decreased $1.3 million, or 16.2%, to $6.3 million for the nine months ended September 30, 2022, compared to $7.6 million for the nine months ended September 30, 2021. The number of trading days was 188 days for both the nine months ended September 30, 2022 and September 30, 2021. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $13.9 million, or 1.0%, to $1,349.9 million for the nine months ended September 30, 2022, compared to $1,336.0 million for the nine months ended September 30, 2021. The increase in operating expenses was primarily due to higher Interest and dividends expense, Employee compensation and payroll taxes, and Debt issue cost related to debt refinancing, prepayment and commitment fees, partially offset by lower Brokerage, exchange, clearance fees and payments for order flow, net.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $112.7 million, or 19.1%, to $476.2 million for the nine months ended September 30, 2022, compared to $588.9 million for the nine months ended September 30, 2021. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $4.6 million, or 2.9%, to $164.4 million for the nine months ended September 30, 2022, compared to $159.8 million for the nine months ended September 30, 2021. This increase was primarily attributable to increased connectivity spending on subscriber connections and trading membership fees.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $32.2 million, or 11.8%, to $305.3 million for the nine months ended September 30, 2022, compared to $273.2 million for the nine months ended September 30, 2021. The increase in compensation levels was primarily attributable to an increase in salaries, incentive compensation accruals, and share-based compensation related to prior year incentive awards and the portion of anticipated current year incentive awards that is accrued in the current period.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $25.1 million and $26.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Interest and dividends expense. Interest and dividends expense increased $77.7 million, or 102.7%, to $153.2 million for the nine months ended September 30, 2022, compared to $75.6 million for the nine months ended September 30, 2021. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $12.5 million, or 19.1%, to $53.1 million for the nine months ended September 30, 2022, compared to $65.6 million for the nine months ended September 30, 2021. The decrease was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the nine months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 1.4%, to $50.5 million for the nine months ended September 30, 2022, compared to $49.8 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in capital expenditures on telecommunication, networking, and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $4.3 million, or 8.0%, to $48.8 million for the nine months ended September 30, 2022, compared to $53.1 million for the nine months ended September 30, 2021. This decrease was primarily attributable to certain intangible assets being fully amortized in 2021.

Termination of office leases. Termination of office leases was $1.7 million for the nine months ended September 30, 2022, compared to $5.1 million for the nine months ended September 30, 2021. These expenses are related to the impairment of leasehold improvements and fixed assets for certain abandoned office space.
Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $23.5 million, or 472.7%, to $28.5 million for the nine months ended September 30, 2022, compared to $5.0 million for the nine months ended September 30, 2021. The increase was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were $1.1 million for the nine months ended September 30, 2022, compared to immaterial amounts for the nine months ended September 30, 2021. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $7.1 million, or 11.9%, to $66.9 million for the nine months ended September 30, 2022, compared to $59.8 million for the nine months ended September 30, 2021. This increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt in January 2022, as described in further detail below, and the effect of higher interest rates.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $88.4 million, and 17.1% for the nine months ended September 30, 2022, compared to a provision for income taxes of $128.6 million, and 16.7% for the nine months ended September 30, 2021.

Liquidity and Capital Resources

General

As of September 30, 2022, we had $836.3 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2022, we had borrowings under our prime brokerage credit facilities of approximately $157.6 million, borrowings under our broker dealer facilities of $168.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,824.2 million.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2022, the outstanding principal balance on our broker-dealer facilities was $168.0 million and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $157.6 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

In connection with the ITG Acquisition, Virtu Financial, VFH and the Acquisition Borrower entered into the Acquisition Credit Agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners. The Acquisition Credit Agreement provided (i) the Acquisition First Lien Term Loan Facility in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) the $50 million Acquisition First Lien Revolving Facility, with a $5.0 million letter of credit subfacility and a $5.0 million swing-line subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into Amendment No. 1, which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of the Acquisition Incremental Term Loans, and amend the related collateral agreement. On March 2, 2020, VFH entered into Amendment No. 2, which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio. There were no outstanding borrowings under the Acquisition Credit Agreement as of September 30, 2022.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of September 30, 2022, $1,800.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2022.

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

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2022, and 2021.

	Nine Months Ended September 30,
Net cash provided by (used in):	2022	2021
Operating activities	$290,462	$374,522
Investing activities	(10,980)	(65,440)
Financing activities	(466,498)	(550,322)
Effect of exchange rate changes on cash and cash equivalents	(43,490)	(11,452)
Net decrease in cash and cash equivalents	$(230,506)	$(252,692)

Operating Activities

Net cash provided by operating activities was $290.5 million for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $374.5 million for the nine months ended September 30, 2021. The decrease in net cash provided by operating activities was primarily attributable to lower net income, as well as increases in operating assets, net of operating liabilities, related to our trading activities for the nine months ended September 30, 2022 compared to the prior period.

Investing Activities

Net cash used in investing activities was $11.0 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $65.4 million for the nine months ended September 30, 2021. The decrease in cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to sales of strategic investments during the nine months ended September 30, 2022 as compared to the prior period, offset by cash used for the acquisition of property and equipment, and capitalized software for both periods.

Financing Activities

Net cash used in financing activities was $466.5 million for the nine months ended September 30, 2022, compared to $550.3 million for the nine months ended September 30, 2021. The cash used in financing activities for the nine months ended September 30, 2022 was primarily attributable to $316.1 million in dividends to stockholders and distributions made to noncontrolling interests and $434.5 million in purchases of treasury stock, partially offset by the net proceeds of $200.2 million from the issuance of the new term loan and repayment of the existing term loan in January 2022. The cash used in financing activities of $550.3 million during the same period of 2021 primarily reflects $430.6 million net dividends to stockholders and distributions to noncontrolling interests, and $320.2 million purchase of treasury stock, partially offset by an increase of $249.6 million in short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2022, the Company repurchased approximately 30.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $854.4 million. As of September 30, 2022, the Company has approximately of $365.6 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $4.1 million and $12.3 million of amortization expense for the three and nine months ended September 30, 2022 and 2021, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2022 and December 31, 2021 was $4.8 billion and $4.3 billion, respectively, in long positions and $4.2 billion and $3.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 19.4% and 20.3% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $36.3 million and $42.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	700,211	$22.32	700,000	$430,613,370
Class C Common Stock/ Virtu Financial Units repurchases	—	—	N/A

August 1, 2022 - August 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	1,950,038	$24.29	1,924,056	$383,871,658
Class C Common Stock/ Virtu Financial Units repurchases	—	—	N/A

September 1, 2022 - September 30, 2022
Class A Common Stock / Virtu Financial Units repurchases	824,570	$22.35	815,757	$365,637,637
Class C Common Stock/ Virtu Financial Unit repurchases	—	—	N/A
Total Common Stock / Virtu Financial Unit repurchases	3,474,819	$23.43	3,439.813	$365,637,637
(1) Includes the repurchase of 35,006 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2022

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2022, the Company repurchased approximately 30.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $854.4 million. As of September 30, 2022, the Company has approximately $365.6 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Virtu Financial, Inc.

DATE:	November 3, 2022	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 3, 2022	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer