Form 10-K
period 2022-12-31
Virtu Financial, Inc.
filed 2023-02-17
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Class of Stock	Shares Outstanding as of February 17, 2023
Class A common stock, par value $0.00001 per share	97,877,807
Class C common stock, par value $0.00001 per share	8,856,531
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $4,051 million, based on the closing price of $23.41 per share as reported by Nasdaq on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2023 Proxy Statement”) for its 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
•recent SEC rule proposals focused on equity markets may, if adopted, materially change U.S. equity market structure, including reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an alternative trading system ("ATS") or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants, all of which could have an adverse effect on our business;
•additionally, enhanced regulatory and media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics and both the impact of additional potential changes in regulation or law as well as the potential impact upon public perception of us or of companies in our industry could also have an adverse effect on our business;
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
•the effects of and changes in economic conditions (such as volatility in the financial markets, increased inflation, monetary conditions and foreign currency and continued or exasperated exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, natural disasters, pandemics or extreme weather;
•risks associated with potential growth and associated corporate actions;
•inability to access, or delay in accessing the capital markets to sell shares or raise additional capital;
•risks associated with new and emerging asset classes and eco-systems in which we may participate, including digital assets, including risks related to volatility in the underlying assets, regulatory uncertainty, evolving industry practices and standards around custody, clearing and settlement, and other risks inherent in a new and evolving asset class;
•loss of key executives and failure to recruit and retain qualified personnel; and
•risks associated with losing access to a significant exchange or other trading venue.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.
ITEM 1. BUSINESS

Overview

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset infrastructure, we provide our clients a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, Exchange Traded Funds ("ETFs"), options, foreign exchange, futures, fixed income, cryptocurrencies, and myriad other commodities. Our integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, ATSs and other market centers. As a complement to electronic market making, our cash trading business handles specialized orders and transacts on the OTC Link ATS operated by OTC Markets Group Inc.

We make markets in a number of different asset classes, which are discussed in more detail below. We register as market makers and liquidity providers where available and support affirmative market making obligations.

We provide competitive and deep liquidity that helps to create more efficient markets around the world. We stand ready, at any time, to buy or sell a broad range of securities and other financial instruments, and we generate revenue by buying and selling large volumes of securities and other financial instruments while earning small bid/ask spreads.

We believe the overall level of volumes and realized volatility as well as the attractiveness of the order flow we interact with and the level of retail participation in the various markets we serve have the greatest impact on our businesses. Increases in market volatility can cause bid/ask spreads to temporarily widen as market participants are more willing to transact immediately and as a result market makers’ capture rate per notional amount transacted increases.

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

Global Equities

We trade over 25,000 listed and over-the-counter ("OTC") securities including, among others, equity related futures and exchange traded products ("ETPs"), on sixteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the Nasdaq, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the Member's Exchange ("MEMX"), the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

    Our strategy globally is to utilize high speed, efficient connections to all of the registered exchanges and market centers, including the London Stock Exchange, Cboe Europe Equities, Euronext, Six Swiss Exchange, Australian Securities Exchange, Tokyo Stock Exchange and Singapore Exchange, as well as other trading venues and additional pools of liquidity to which we can gain access either directly or through a broker.

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

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE and NYSE Arca) and on the U.S. futures exchanges, as well as our activity in cryptocurrencies. Our cryptocurrency market making includes spot, perpetuals, futures, and ETFs and takes place across 55 venues and exchanges.

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

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2022, our Execution Services segment did not have any client that accounted for more than 10% of our total commissions earned.

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

RFQ‑hub, a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments, connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. RFQ‑hub is available as a stand‑alone platform and is also integrated with Triton. In May 2022, we formed a consortium of strategic partners and investors to own and support the growth of the RFQ-hub business. Through a series of related transactions, we sold a substantial minority interest in the business to multiple strategic partners and have maintained a majority ownership interest.

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

We have senior risk personnel who report independently into the Board Risk Committee. We also have a Risk Advisory Committee, which includes key personnel from each of our regions globally and is comprised of our senior risk personnel, members of our senior management team, senior technologists and traders, and certain other senior officers. Our Risk Advisory Committee provides advice to our senior management team in connection with our key risk management policies, procedures and risk limits. Our Board of Directors, through the Board Risk Committee, is periodically apprised of risk events, risk profiles, trends and the activities of our Risk Advisory Committee, including our risk management policies, procedures and controls.

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
◦Our market making system continuously evaluates the listed securities and other financial products in which we provide bid and offer quotes and changes its bids and offers to reflect changes in market conditions. The latency of communicating with exchanges and market centers is reduced through continuous software and network engineering innovation, allowing us to achieve real‑time controls over market exposure. We connect to exchanges and other electronic venues through a network of co‑location facilities around the world that are monitored 24 hours a day, five days a week, by our staff of experienced network professionals;
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

•Liquidity Controls. We seek to minimize liquidity risk by focusing in highly active and liquid instruments. Less liquid instruments are identified and restrictions are in place as to the size of positions we hold in such instruments.

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

Human Capital Resources

As of February 3, 2023, we had approximately 993 employees, located in nine countries around the world, all of whom were employed on a full‑time basis and in good standing. The approximate regional representation of our workforce is as follows: 71% Americas, 19% EMEA and 10% APAC. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

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

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace. In 2020, we formed a Diversity and Inclusion Committee (now known as the Diversity, Equity and Inclusion Committee, the "DE&I Committee") to help further these goals and objectives. The DE&I Committee has focused on broadening recruitment efforts, increasing awareness of diversity and inclusiveness related issues through internal trainings and communications, and internal and external mentorship, including mentorships with New York City high school students. Additionally, we have hosted an annual Women's Winternship program since 2019, which provides a week-long internship program aimed at introducing sophomore-level female college students to a career path in financial services and features instructors across the firm from various business lines and disciplines.

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

Our Canadian market making activities and our Canadian execution services trading activities are conducted through our subsidiary Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.). Virtu Canada Corp. is a Canadian broker‑dealer registered as an investment dealer with IIROC, Ontario Securities Commission (“OSC”), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission (“ASC”), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. Virtu Canada Corp. is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec.

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

The SEC and other SROs have enacted and are actively considering rules that may affect our operations and profitability. Specifically, in 2022 the SEC has proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change the U.S. equities market structure, the routing, handling and potentially the amount, character, and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. If adopted, these or other potential rule changes may alter the market structure for NMS securities in ways that would disfavor the current competing market center model and lessen the amount of volume executed off-exchange in favor of a central limit order book model or other centralized model for order interaction. Proposed revisions to SEC Rule 3b-16, Regulation ATS, and Regulation SCI would increase the number of technology platforms that meet the definition of an exchange and would then be required to register as an exchange or alternatively operate as an ATS, and/or operate under the more complex and costly Regulation SCI regime. Proposed changes to Regulation ATS would revise the format of Form ATS required to be filed and would impose additional disclosures and costs to rewrite and refile those forms. These changes and others may impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.

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

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID II represented significant change in the operation of European capital markets and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II contains detailed rules as to the types of platform upon which European equities trading can be conducted, including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third country venues. MiFID II also requires market makers, such as VFIL, to post firm quotes at competitive prices and contains supplemental requirements with regards to investment firms’ pre-trade risk controls relating to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime is currently under review, with European Union authorities proposing to make further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, including, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares”, on December 18, 2020 an ESMA Consultation Paper entitled "MiFID II/MiFIR Review Report on Algorithmic Trading" and on January 28, 2022 an ESMA Consultation Paper “on ESMA”s Opinion on the trading venue perimeter.”. In its communication on “The European economic and financial system: fostering openness, strength and resilience” of January 19, 2021, the European Commission confirmed its intention to propose to make changes with a view to improving simplifying and further harmonizing capital markets’ transparency as part of the review of the MiFID II and MiFIR framework. On December 21, 2022, the Council of the European Union published the texts of its general approach on the proposed regulation to amend MiFIR “as regards enhancing market data transparency, removing obstacles to the emergence of a consolidated tape, optimizing the trading obligations and amending Regulation (EU) No 575/2013 on prudential requirements for credit institutions and amending Regulation (EU) No 648/2012” and on the proposed directive “amending Directive 2014/65/EU on markets in financial instruments and amending Directive 2013/36/EU on access of the activity of credit institutions and the prudential supervision of credit institutions and investment firms, amending Directive 2002/87/EC and repealing Directives 2006/48/EC and 2006/49/EC”, each dated December 16, 2022; as well as publishing an “I” item note, also dated December 16, 2022, inviting the Council’s Permanent Representatives Committee to agree the text of the mandate for negotiations with European Parliament on the basis of the published general approaches, with a view to reaching agreement at first reading. Further, in light of the U.K.'s withdrawal of its membership from the E.U., which is commonly referred to as "Brexit", the passporting regime under MiFID II, which enables firms to provide services to countries across the E.U., no longer encompasses the U.K. VFIL and VIEL continue to service U.K. clients by means of their London branches, however, in light of Brexit, these branches operate in the U.K. not on the basis of MiFID II passporting rights, but on the basis of the U.K. FCA's Temporary Permissions Regime, pursuant to which the London branches of VFIL and VIEL are deemed to be authorized and regulated by the FCA. The U.K. FCA’s Temporary Permissions Regime is due to come to an end at the end of 2023. VIEL and VFIL have submitted applications for full third country branch authorization to ensure the long-term operational footprint of Virtu’s branches in the U.K. These authorization processes are ongoing.

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

Corporate History

We and our predecessors have been in the electronic trading and market making business for more than 20 years. We conduct our business through Virtu Financial LLC (“Virtu Financial”) and its subsidiaries. We completed our initial public offering (“IPO”) in April 2015, after which shares of our Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) began trading on Nasdaq under the ticker symbol “VIRT.”

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

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement (as defined below), and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 59.7% interest in Virtu Financial at December 31, 2022. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain members of the management of Virtu Financial, and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 85.2% of the combined voting power of our outstanding common stock as of December 31, 2022. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

We have completed two significant acquisitions that have expanded and complemented Virtu Financial's original electronic trading and market making business. On July 20, 2017 (the "KCG Closing Date"), the Company completed the all-cash acquisition (the "Acquisition of KCG") of KCG Holdings, Inc. ("KCG").

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

Business and Operations

•Our revenues and profitability depend on trading volume, volatility, retail participation and other characteristics in the markets in which we operate and the order flow with which we interact and therefore are subject to factors beyond our control, are prone to significant fluctuations and are difficult to predict.
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
•We could lose significant sources of revenues if we lose any of our larger clients or sources of order flow or lose access to an important exchange or other trading venue or if we fail to adapt to proposed new regulations, should they become final rules.
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
•Pending, proposed and other potential changes in laws and rules may adversely impact our business.
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

Organization and Structure

•We are a holding company and our principal asset is our 59.7% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.
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

Risks Related to Our Business and Operations

Our revenues and profitability depend on trading volume, volatility, retail participation and other characteristics of the markets in which we operate and the order flow with which we interact, and therefore are subject to factors beyond our control, are prone to significant fluctuations and are difficult to predict.

Our revenues and profitability depend in part on the level of trading activity of securities, derivatives and other financial products on exchanges and in other trading venues in the U.S. and abroad, which are directly affected by factors beyond our control, including economic and political conditions, regulatory changes, emergencies and pandemics, broad trends in business and finance and changes in the markets in which such transactions occur. Weaknesses in the markets in which we operate, including economic slowdowns in recent years, have historically resulted in reduced trading volumes for us. Declines in trading volumes generally result in lower revenues from market making and transaction execution activities. Lower levels of volatility generally have the same directional impact. Declines in market values of securities or other financial instruments can also result in illiquid markets, which can also result in lower revenues and profitability from market making and transaction execution activities. Lower price levels of securities and other financial instruments, as well as compressed bid/ask spreads, which often follow lower pricing, decreases in retail participation levels and other changes in market and/or order flow characteristics can further diminish the opportunities across markets we serve and order flow with which we interact, resulting in reduced revenues and profitability. These factors can also increase the potential for losses on securities or other financial instruments held in inventory and failures of buyers and sellers to fulfill their obligations and settle their trades, as well as claims and litigation. Declines in the trading activity of institutional or “buy-side” market participants may result in lower revenue and/or diminished opportunities for us to earn commissions from execution activities. Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the past, our revenues and operating results have varied significantly from period to period due primarily to movements and trends in the underlying markets and to fluctuations in trading volumes and volatility levels. As a result, period to period comparisons of our revenues and operating results may not be meaningful, and future revenues and profitability may be subject to significant fluctuations or declines.

We are dependent upon our trading counterparties and clearing houses to perform their obligations to us.

Our business consists of providing consistent two‑sided liquidity to market participants across numerous geographies and asset classes. In the event of a systemic market event, resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Further, one or more counterparties may suffer liquidity or solvency challenges as a result of internal or other idiosyncratic events, and this may prevent these counterparties, and potentially their counterparties, from meeting their obligations to us. Following the implementation of certain mandates under the Dodd‑Frank Act in the U.S. and similar legislation worldwide, many trades in the securities and futures markets, though not all, and an increasing number of trades in the over‑the‑counter derivatives markets, are cleared through central counterparties. These central counterparties assume, and specialize in managing, counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearing house’s risk management methodology will be adequate to manage one or more defaults. Given the concentration of counterparty performance risk that is concentrated in central clearing parties, any failure by a clearing house to properly manage a default could lead to a systemic market failure. If our trading counterparties do not meet their obligations to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The majority of our market making revenue for 2022 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on our business, financial condition and operating results.

We could lose significant sources of revenues if we lose any of our larger clients or sources of order flow or lose access to an important exchange or other trading venue or if we fail to adapt to proposed new regulations, should they become final rules.

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

Similarly, changes in applicable laws, regulations or rules promulgated by exchanges could conceivably prevent us from providing liquidity directly to clients or counterparties or other trading venue where we provide liquidity today. Following recent regulatory attention on U.S. equities market structure, including the practice of wholesale market making and other forms of off exchange trading, the SEC has proposed the adoption of new Rule 615, which would dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, and therefore may substantially diminish the volume of our transactions with retail client orders. This and other potential legal and regulatory changes are discussed in further detail in “Item 1A. Risk Factors—Legal and Regulatory Risks. Though our revenues are diversified across exchanges and other trading venues, asset classes and geographies, the loss of access to or reduction in opportunities to transact with one or more significant clients or counterparties, exchanges or other trading venues for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2022, we had an aggregate of $1,826.7 million outstanding indebtedness under our long-term borrowings, which includes to $1.8 billion of debt incurred in connection with a refinancing transaction entered into on January 13, 2022 which is discussed in further detail in Note 9 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $400.0 million, under which we had no borrowings outstanding as of December 31, 2022. We are also a party to a $650.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2022. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $591.0 million under which we had $212.9 million in borrowings outstanding at December 31, 2022.

    The credit agreement entered into on March 1, 2019 by and among Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent (as amended on October 9, 2019 and as further amended from time to time, the “Acquisition Credit Agreement”) contained, and the refinancing credit agreement entered into on January 13, 2022 by and among VFH, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

Our business relies on technology and automation to perform significant functions within our firm. Because of our reliance on technology, we may be susceptible to various forms of cyber-attacks by third parties or insiders. Like other financial services firms, we and our third-party service providers have been the target of cyber-attacks. Though we take steps to mitigate the various cyber threats and devote significant resources to maintain and update our systems and networks, we may be unable to anticipate attacks or to implement adequate preventative measures. We are not aware of any material losses we have incurred relating to cyber-attacks or other information security breaches. Our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including denial‑of‑service attacks, viruses, malicious software, ransomware, break‑ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain or otherwise result in financial losses or damages to our firm. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats and therefore could result in adverse impacts to our business, operations, or confidential information, depending upon our relationship with and exposure to a given services provider and the nature of the services provided. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or may not cover any losses. Breaches of our cybersecurity measures or those of our third-party service providers could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware, ransomware, or other malware being placed in our systems and intellectual property; deletion or modification of client information; or a denial‑of‑service or other interruptions to our business operations. Any actual or perceived breach of our cybersecurity could damage our reputation, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A significant portion of our international business is conducted in currencies other than the U.S. dollar, and therefore changes in foreign exchange rates relative to the U.S. dollar have in the past and can in the future affect the value of our non‑U.S. dollar net assets, revenues and expenses. Although we closely monitor potential exposures as a result of these fluctuations in currencies, and where cost‑justified we adopt strategies that are designed to reduce the impact of these fluctuations on our financial performance, including the financing of non‑U.S. dollar assets with borrowings in the same currency and the use of various hedging transactions related to net assets, revenues, expenses or cash flows, there can be no assurance that we will be successful in managing our foreign exchange risk. Our exposure to currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations and cash flows.

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

In addition, we may not realize the anticipated benefits of any such transactions, and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or come to light after the expiration of warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. If we fail to realize any such anticipated benefits, or if we experience any such unanticipated or unidentified effects in connection with any future acquisitions, investments or dispositions, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, strategic investments may involve additional risks associated with holding a minority or noncontrolling position in an illiquid business or asset, including losses on investment along with failures to realize anticipated strategic benefits associated with an investment.

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

Our performance is substantially dependent on the performance of our senior management, including Douglas Cifu, our Chief Executive Officer, Joseph Molluso, our Co-President and Co-Chief Operating Officer, Brett Fairclough, our Co-President and Co-Chief Operating Officer, Sean Galvin, our Chief Financial Officer and Stephen Cavoli, our Executive Vice President, Markets. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert their attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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
•Reductions in our operating effectiveness or efficiency or increases in risk as a result of the implementation of our business continuity plan, and potential disruptions or adverse impacts relating to our return to office policy;
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

We continue to monitor COVID-19 and take designed precautions to protect the safety and well-being of our employees, customers and business partners. However, we cannot be certain that the steps we have taken or will take will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee's ability to perform their functions.

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

Further, because cryptocurrency is a new and emerging asset class with unique electronic exposure, there is a high degree of fraud, theft, cyberattacks and other forms of risk in the cryptocurrency space, and legal, regulatory and market standards around market conduct, transparency, custody, segregation of client assets, clearing and settlement are all evolving or unsettled, which can increase risks for us and other market participants. While the Company employs a variety of controls to mitigate risk of loss and theft in the cryptocurrency positions we maintain, it is possible, for example, for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for our cryptocurrency exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss, we could lose customers and clients as a result of reputational damage, and we may face regulatory or legal consequences. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

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

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including VFIL, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposes additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of new trading venues known as Organized Trading Facilities, and the promulgation of a new bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime is currently under review, with European Union authorities proposing to make further changes to the regime. Various consultation papers have been published on different aspects of the MiFID II regime, on February 4, 2020, an ESMA Consultation Paper entitled “MiFID II/MiFIR Review Report on the Transparency Regime for Equity and Equity-like Instruments, the Double Volume Cap Mechanism and the Trading Obligations for Shares”, on December 18, 2020 an ESMA Consultation Paper entitled "MiFID II/MiFIR Review Report on Algorithmic Trading" and on January 28, 2022 an ESMA Consultation Paper “on ESMA”s Opinion on the trading venue perimeter”. In its communication on “The European economic and financial system: fostering openness, strength and resilience” of January 19, 2021, the European Commission confirmed its intention to propose to make changes with a view to improving simplifying and further harmonizing capital markets’ transparency as part of the review of the MiFID II and MiFIR framework. On December 21, 2022, the Council of the European Union published the texts of its general approach on the proposed regulation to amend MiFIR “as regards enhancing market data transparency, removing obstacles to the emergence of a consolidated tape, optimizing the trading obligations and amending Regulation (EU) No 575/2013 on prudential requirements for credit institutions and amending Regulation (EU) No 648/2012” and on the proposed directive “amending Directive 2014/65/EU on markets in financial instruments and amending Directive 2013/36/EU on access of the activity of credit institutions and the prudential supervision of credit institutions and investment firms, amending Directive 2002/87/EC and repealing Directives 2006/48/EC and 2006/49/EC”, each dated December 16, 2022; as well as publishing an “I” item note, also dated December 16, 2022, inviting the Council’s Permanent Representatives Committee to agree the text of the mandate for negotiations with European Parliament on the basis of the published general approaches, with a view to reaching agreement at first reading. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

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

Pending, proposed and other potential changes in laws and rules may adversely impact our business.

Certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to payment for order flow, off-exchange trading, additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the Committee on Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding Gamestop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow and short-selling. The SEC has recently proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. Regulators may propose other market structure changes, particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

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

In 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, in late 2018 and 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, have announced proposals or plans that include a financial transaction fee. President Biden's win in the 2020 U.S. Presidential election and the Democratic majority in the Senate may lead to additional proposals or plans. At the state level recently, the state of New Jersey has considered a bill in the state legislature providing for a financial transaction tax on trades processed on any server located in New Jersey, with other states, including New York, discussing similar measures. Discussions in New York have included a proposed bill which would reestablish a stock transfer tax by repealing a rebate previously implemented and applied to such tax since 1981.

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

In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as “Brexit”. In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. Following extensions to that period, a Withdrawal

Agreement and Political Declaration were reached between the U.K. and the E.U. On January 23, 2020, the European Union (Withdrawal Agreement) Act 2020 received Royal Assent in the U.K., and on January 31, 2020 the U.K. left the E.U. pursuant to the terms of the Withdrawal Agreement. The U.K. and E.U. then entered into a transition period during which rules on trade, travel, and business for the U.K. and E.U. continued to apply. The transition period came to an end as of January 1, 2021, at which point U.K. investment firms which had previously used passporting permissions under MiFID II to provide services to clients in the E.U., ceased to subject to the E.U.'s MiFID II regime. Virtu accesses the E.U. markets primarily through our Irish regulated subsidiaries via MiFID II passporting permissions and accesses the U.K. market primarily via a combination of U.K. based subsidiaries and branch offices. The U.K. branch offices of VIEL and VFIL currently utilize the U.K. FCA’s Temporary Permission Regime and are therefore deemed to be authorized and regulated by the FCA. The Temporary Permissions Regime is due to come to an end at the end of 2023. VIEL and VFIL have submitted applications for full third country branch authorization to the FCA to ensure the long-term operational footprint of Virtu’s branches in the U.K. These authorization processes are ongoing. The U.K. subsidiary, VIUK, is an investment firm authorized and regulated by the FCA with permission to operate a U.K. MTF. Poor future relations between the U.K. and E.U., however, could adversely affect European or worldwide political, fiscal, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Disruptions and uncertainty caused by these events may also cause our clients to closely monitor their costs and reduce their spending budget on our services. Any of these effects of the U.K.’s departure from the E.U., and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

In connection with our historical acquisitions, the Company is subject to potential liabilities that could materially and adversely affect our business.

In connection with the Acquisition of KCG and the ITG Acquisition, we assumed potential liabilities, indemnification obligations, and other risks relating to KCG's and ITG’s business, including but not limited to those liabilities and risks arising from or related to pending, threatened or potential litigation or regulatory matters. In some instances, these matters may ultimately result in a disciplinary action and/or a civil or administrative action, penalties, fines, judgments, censures and settlements. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 59.7% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 59.7% of the Virtu Financial Units as of December 31, 2022. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equity holders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our First Lien Term Loan Facility (as defined below). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equity holders (including us), or the ability of its subsidiaries to make distributions to it. These include:

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

The Founder Post‑IPO Member controls approximately 85.2% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock, each share of which is entitled to 1 vote and 10 votes, respectively, on all matters submitted to a vote of our stockholders.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, the purchases and exchanges completed in connection with our subsequent public offerings, the Secondary Offerings, and exchanges by employees and other Virtu Post-IPO Members will range from approximately $36.4 thousand to $22.0 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

As of December 31, 2022, we had 98,549,464 shares of Class A Common Stock outstanding and 4,029,833 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan (as defined below) upon the vesting of granted but unvested restricted stock units, excluding 7,614,260 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan but not yet granted, and 69,121,806 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 95,549,464 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining balance of 76,151,639 shares of Class A Common Stock outstanding as of December 31, 2022 (including shares issuable upon exchange and/or conversion, or vesting) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these 76,151,639 shares of our Class A Common Stock, including shares issuable upon exchange, conversion or vesting as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 26,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan, 7,614,260 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, another former stockholder, and piggyback registration rights to certain of the other Virtu Post-IPO Members.

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 15 "Commitments, Contingencies and Guarantees" to the Company’s Consolidated Financial Statements included in Part II Item 8 “Financial Statements and Supplementary Data”, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on Nasdaq under the ticker symbol “VIRT”. There is no established public trading market for Class B Common Stock, Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of February 13, 2023, there are thirty-three stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, six stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our Board of Directors has adopted a policy of returning excess cash to our stockholders. The Board of Directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2022, 2021 and 2020. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs and RSAs (each as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s Board of Directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings”.

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from December 31, 2017 through December 31, 2022, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities

Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

200
180
160
140
120
100
80
12/29/2017
6/29/2018
12/31/2018
6/28/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

Index	12/29/2017	6/29/2018	12/31/2018	6/28/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	06/30/2022	12/30/2022
Virtu Financial Inc.	100.00	147.40	145.96	125.92	95.07	143.63	156.31	168.52	179.04	142.31	126.75
S&P 500	100.00	101.67	93.76	110.03	120.84	115.96	140.49	160.74	178.27	141.58	143.61
NYSE Arca Securities Broker/Dealer	100.00	102.71	89.48	100.73	109.48	102.50	142.36	176.87	183.55	143.75	169.33

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

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program to $170 million. On May 4, 2021 the Company's Board of directors authorized the expansion of the program, increasing the total authorized to $470 million and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million total and extending the duration of the program through November 3, 2023. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. From the inception of the program through December 31, 2022, the Company has repurchased approximately 32.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $899.6 million. The Company has approximately $320.4 million of remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.
The following table contains information about the Company’s purchases of its Class A Common Stock and Class C Common Stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	833,650	$21.66	802,695	$348,251,323

November 1, 2022 - November 30, 2022
Class A Common Stock / Virtu Financial Units repurchases	637,671	22.41	635,349	334,016,541

December 1, 2022 - December 31, 2022
Class A Common Stock / Virtu Financial Units repurchases	649,873	21.12	646,270	320,369,079

Total Common Stock / Virtu Financial Unit repurchases	2,121,194	$21.72	2,084,314	$320,369,079
(1) Includes the repurchase of 36,880 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2022
During the year ended December 31, 2022, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 92,930 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2022:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	1,521,776	$19.00	7,614,260
Equity compensation plans not approved by security holders	None	—	—	—
Total		1,521,776	$19.00	7,614,260

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2022, and 2021 should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022, which are included in Item 8, of the this Annual Report on Form 10-K. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

For discussion around our results of operations for the year ended December 31, 2020 and for a comparison of our results of operations for the year ended December 31, 2021 and year ended December 31, 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.

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
•recent SEC proposals focused on equity markets may, if adopted, materially change U.S. equity market structure, including by reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an ATS or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants, all of which have an adverse effect on our business;
•additionally, enhanced regulatory, congressional, and media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics may result in additional potential changes in regulation or law which could have an adverse effect on our business as well as adversely impact the public perception of us or of companies in our industry;
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
•the effects of and changes in economic conditions (such as volatility in the financial markets, increased inflation, monetary conditions and foreign currency and continued or exacerbated exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, geopolitical conflicts, natural disasters, pandemics or extreme weather;
•risks associated with potential growth and associated corporate actions;
•risks associated with new and emerging asset classes and eco-systems in which we may participate, including digital assets, including risks related to volatility in the underlying assets, regulatory uncertainty, evolving industry practices and standards around custody, clearing and settlement, and other risks inherent in a new and evolving asset class;
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
Basis of Preparation

Our Consolidated Financial Statements for the years ended December 31, 2022 and 2021 reflect our operations and those of our consolidated subsidiaries.

Overview

We are a leading financial services firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset technology infrastructure, we provide our clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, ETFs, options, foreign exchange, futures, fixed income, cryptocurrencies and other commodities. Our integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

We believe the overall level of volumes and realized volatility as well as the attractiveness of the order flow we interact with and the level of retail participation in the various markets we serve have the greatest impact on the financial performance of our market making businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result, market makers' capture rate per notional amount transacted may increase.

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

Acquisition of ITG

On March 1, 2019, the "ITG Closing Date", we announced the completed acquisition of Investment Technology Group, Inc. and its subsidiaries ("ITG") in an all-cash transaction (the "ITG Acquisition"). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial ("VFH"), and Impala Borrower LLC (the "Acquisition Borrower"), a subsidiary of the Company, entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the "Acquisition Credit Agreement"). The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the "Acquisition First Lien Term Loan Facility") in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the "Acquisition First Lien Revolving Facility"), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio.

On January 13, 2022 (the "Credit Agreement Closing Date"), VFH and Virtu Financial entered into a credit agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the Acquisition Credit Agreement, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company's IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 to an aggregate of 21,000,000 shares of Class A Common Stock. On April 22, 2022, the Company’s Board of Directors adopted another amendment to the Company’s Amended and Restated 2015 Management Incentive Plan to increase the number of shares to an aggregate of 26,000,000 shares of Class A Common Stock and the amendment was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 2, 2022.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2022, options to purchase 1,633,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

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

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	Years Ended December 31,
Market Making	2022	2021	2020
Total revenue	$1,812,839	$2,203,046	$2,593,342
Total operating expenses	1,332,280	1,277,078	1,352,029
Income before income taxes and noncontrolling interest	480,559	925,968	1,241,313
Execution Services
Total revenue	514,241	600,215	650,143
Total operating expenses	472,899	530,196	475,526
Income before income taxes and noncontrolling interest	41,342	70,019	174,617
Corporate
Total revenue	37,732	8,224	(4,154)
Total operating expenses	2,835	7,307	28,939
Income before income taxes and noncontrolling interest	34,897	917	(33,093)
Consolidated
Total revenue	2,364,812	2,811,485	3,239,331
Total operating expenses	1,808,014	1,814,581	1,856,494
Income before income taxes and noncontrolling interest	$556,798	$996,904	$1,382,837

The following table shows our results of operations for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
Trading income, net	$1,628,898	$2,105,194	$2,493,248
Interest and dividends income	159,120	75,384	62,119
Commissions, net and technology services	529,845	614,489	600,510
Other, net	46,949	16,418	83,454
Total revenue	2,364,812	2,811,485	3,239,331

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	619,168	745,434	758,843
Communication and data processing	219,505	211,988	213,750
Employee compensation and payroll taxes	390,947	376,282	393,536
Interest and dividends expense	231,060	139,704	125,649
Operations and administrative	86,069	88,149	94,558
Depreciation and amortization	66,377	67,816	66,741
Amortization of purchased intangibles and acquired capitalized software	64,837	69,668	74,254
Termination of office leases	6,982	28,138	9,608
Debt issue cost related to debt refinancing, prepayment and commitment fees	29,910	6,590	28,879
Transaction advisory fees and expenses	1,124	843	2,941
Financing interest expense on long-term borrowings	92,035	79,969	87,735
Total operating expenses	1,808,014	1,814,581	1,856,494
Income before income taxes and noncontrolling interest	556,798	996,904	1,382,837
Provision for income taxes	88,466	169,670	261,924
Net income	$468,332	$827,234	$1,120,913

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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 69% and 75% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

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

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume-based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Client commission fees are charged for client trades executed by us on behalf of third-party broker-dealers and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade being executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from fees generated by matching sell-side and buy-side clients orders, and from analytic products delivered to the clients.

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

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to restricted stock units and restricted stock awards pursuant to the Amended and Restated 2015 Management Incentive Plan and Class A Common Stock underlying certain awards assumed pursuant to the Amended and Restated ITG 2007 Equity Plan.

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

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software represents the amortization of finite lived intangible assets acquired in connection with the Acquisition of KCG and the ITG Acquisition. These assets are amortized over their useful lives, ranging from 1 to 15 years, except for certain assets which were categorized as having indefinite useful lives.

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

Provision for income taxes

We are subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. Our non-U.S. operations are also subject to foreign income tax at the applicable corporate rates.

Our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the jurisdictions to which they relate, changes in how we do business, acquisitions and investments, audit-related developments, tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. Our effective tax rate may also be impacted by changes in the portion of income that is attributable to the noncontrolling interest.

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 14 "Income Taxes" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

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
•“EBITDA”, which measures our operating performance by adjusting net income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, prepayment, and commitment fees, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, charges related to share-based compensation and other expenses, which includes reserves for legal matters, COVID-19 one-time costs and donations and Other, net, which includes gains and losses from strategic investments and the sales of businesses.
•“Normalized Adjusted Net Income”, “Normalized Adjusted Net Income before income taxes”, “Normalized provision for income taxes”, and “Normalized Adjusted EPS”, which we calculate by adjusting Net Income to exclude certain items, and other non-cash items, assuming that all vested and unvested Virtu Financial Units have been exchanged for Class A Common Stock, and applying an effective tax rate, which was approximately 24%.
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

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$1,628,898	$2,105,194	$2,493,248
Interest and dividends income	159,120	75,384	62,119
Commissions, net and technology services	529,845	614,489	600,510
Brokerage, exchange, clearance fees and payments for order flow, net	(619,168)	(745,434)	(758,843)
Interest and dividends expense	(231,060)	(139,704)	(125,649)
Adjusted Net Trading Income	$1,467,635	$1,909,929	$2,271,385

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$468,332	$827,234	$1,120,913
Financing interest expense on long-term borrowings	92,035	79,969	87,735
Debt issue cost related to debt refinancing, prepayment, and commitment fees	29,910	6,590	28,879
Depreciation and amortization	66,377	67,816	66,741
Amortization of purchased intangibles and acquired capitalized software	64,837	69,668	74,254
Provision for income taxes	88,466	169,670	261,924
EBITDA	$809,957	$1,220,947	$1,640,446
Severance	8,070	6,112	10,286
Transaction advisory fees and expenses	1,124	843	2,941
Termination of office leases	6,982	28,138	9,608
Gain on sale of MATCHNow	—	—	(58,652)
Other	(34,229)	(10,558)	(16,418)
Share based compensation	67,219	55,751	59,838
Adjusted EBITDA	$859,123	$1,301,233	$1,648,049

Selected Operating Margins
Net Income Margin (1)	31.9%	43.3%	49.3%
EBITDA Margin (2)	55.2%	63.9%	72.2%
Adjusted EBITDA Margin (3)	58.5%	68.1%	72.6%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.

(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$468,332	$827,234	$1,120,913
Provision for income taxes	88,466	169,670	261,924
Income before income taxes	556,798	996,904	1,382,837

Amortization of purchased intangibles and acquired capitalized software	64,837	69,668	74,254
Debt issue cost related to debt refinancing, prepayment, and commitment fees	29,910	6,590	28,879
Severance	8,070	6,112	10,286
Transaction advisory fees and expenses	1,124	843	2,941
Termination of office leases	6,982	28,138	9,608
Gain on sale of MATCHNow	—	—	(58,652)
Other	(34,229)	(10,558)	(16,418)
Share based compensation	67,219	55,751	59,838
Normalized Adjusted Net Income before income taxes	700,711	1,153,448	1,493,573
Normalized provision for income taxes (1)	168,171	276,827	358,458
Normalized Adjusted Net Income	$532,540	$876,621	$1,135,115

Weighted Average Adjusted shares outstanding (2)	177,688,188	191,958,870	196,929,673

Normalized Adjusted EPS	$3.00	$4.57	$5.76

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2022, 2021 and 2020 as well as warrants issued in connection with the Founder Member Loan during the year ended December 31, 2020.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,607,819	$21,079	$—	$1,628,898
Commissions, net and technology services	42,180	487,665	—	529,845
Interest and dividends income	158,664	456	—	159,120
Brokerage, exchange, clearance fees and payments for order flow, net	(524,762)	(94,406)	—	(619,168)
Interest and dividends expense	(225,427)	(5,633)	—	(231,060)
Adjusted Net Trading Income	$1,058,474	$409,161	$—	$1,467,635

	Year Ended December 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,079,653	$25,541	$—	$2,105,194
Commissions, net and technology services	40,955	573,534	—	614,489
Interest and dividends income	75,311	73	—	75,384
Brokerage, exchange, clearance fees and payments for order flow, net	(634,783)	(110,651)	—	(745,434)
Interest and dividends expense	(133,584)	(6,120)	—	(139,704)
Adjusted Net Trading Income	$1,427,552	$482,377	$—	$1,909,929

	Year Ended December 31, 2020
	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,455,182	$38,066	$—	$2,493,248
Commissions, net and technology services	52,453	548,057	—	600,510
Interest and dividends income	61,485	634	—	62,119
Brokerage, exchange, clearance fees and payments for order flow, net	(662,994)	(95,849)	—	(758,843)
Interest and dividends expense	(123,715)	(1,934)	—	(125,649)
Adjusted Net Trading Income	$1,782,411	$488,974	$—	$2,271,385

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the years ended December 31, 2022, 2021, and 2020:

(in thousands, except %)	2022			2021			2020
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Market Making	$1,058,474	$4,217	72.1%	$1,427,552	$5,665	74.7%	$1,782,411	$7,045	78.5%

Execution Services	409,161	1,630	27.9%	482,377	1,914	25.3%	488,974	1,933	21.5%

Adjusted Net Trading Income	$1,467,635	$5,847	100.0%	$1,909,929	$7,579	100.0%	$2,271,385	$8,978	100.0%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total Revenues

Our total revenues decreased $446.7 million, or 15.9%, to $2,364.8 million for the year ended December 31, 2022, compared to $2,811.5 million for the year ended December 31, 2021. This decrease was primarily attributable to a decrease of

$476.3 million in Trading income, net, during the year ended December 31, 2022 compared to the prior period. This decrease was offset, in part, by an increase of $30.5 million in Other, net, which was driven by gains recorded on sales of various strategic investments in 2022, as well as an increase of $83.7 million in Interest and dividends income which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the year ended December 31, 2022 compared to the same period in 2021.

The following table shows the total revenues by segment for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
(in thousands, except for percentage)	2022	2021	% Change
Market Making
Trading income, net	$1,607,819	$2,079,653	(22.7)%
Interest and dividends income	158,664	75,311	110.7%
Commissions, net and technology services	42,180	40,955	3.0%
Other, net	4,176	7,127	(41.4)%
Total revenues from Market Making	$1,812,839	$2,203,046	(17.7)%

Execution Services
Trading income, net	$21,079	$25,541	(17.5)
Interest and dividends income	456	73	524.7%
Commissions, net and technology services	487,665	573,534	(15.0)%
Other, net	5,041	1,067	372%
Total revenues from Execution Services	$514,241	$600,215	(14.3)%

Corporate
Other, net	$37,732	$8,224	358.8%
Total revenues from Corporate	$37,732	$8,224	358.8%

Consolidated
Trading income, net	$1,628,898	$2,105,194	(22.6)%
Interest and dividends income	159,120	75,384	111.1%
Commissions, net and technology services	529,845	614,489	(13.8)%
Other, net	46,949	16,418	186.0%
Total revenues	$2,364,812	$2,811,485	(15.9)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $476.3 million, or 22.6%, to $1,628.9 million for the year ended December 31, 2022, compared to $2,105.2 million for the year ended December 31, 2021. The decrease was largely a result of the decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interact. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $83.7 million, or 111.1%, to $159.1 million for the year ended December 31, 2022, compared to $75.4 million for the year ended December 31, 2021. This increase was primarily attributable to higher dividends earned on market making trading assets held over periods when dividends are paid, along with an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, both of which benefited from higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $84.6 million, or 13.8%, to $529.8 million for the year ended December 31, 2022, compared to $614.5 million for the year ended December 31, 2021. This decrease was driven by the reduction of institutional investors commissions available, and declining institutional engagement, both of which result in lower commission income. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $30.5 million, or 186.0%, to $46.9 million for the year ended December 31, 2022, compared to $16.4 million for the year ended December 31, 2021. The increase was primarily due to gains recognized during the 2022 period from sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $442.3 million, or 23.2%, to $1,467.6 million for the year ended December 31, 2022, compared to $1,909.9 million for the year ended December 31, 2021. This decrease was primarily attributable to lower Trading Income, net as noted above, partially offset by lower Brokerage, exchange, clearance fees and payments for order flow, net as described below, incurred by Market Making. Adjusted Net Trading Income per day decreased $1.8 million, or 23.7%, to $5.8 million for the year ended December 31, 2022, compared to $7.6 million for the year ended December 31, 2021. The number of trading days was 251 days for both the year ended December 31, 2022 and December 31, 2021. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses decreased $6.6 million, or 0.4%, to $1,808.0 million for the year ended December 31, 2022, compared to $1,814.6 million for the year ended December 31, 2021. The decrease was primarily driven by lower Brokerage, exchange, clearance fees and payments for order flow, net, and lower Termination of office leases, partially offset by an increase in Interest and dividends expense, Employee compensation and payroll taxes, and Financing interest expense on long term borrowings.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $126.3 million, or 16.9%, to $619.2 million for the year ended December 31, 2022, compared to $745.4 million for the year ended December 31, 2021. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $7.5 million, or 3.5%, to $219.5 million for the year ended December 31, 2022, compared to $212.0 million for the year ended December 31, 2021. This increase was primarily attributable to increased connectivity spending on subscriber connections and trading membership fees.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $14.7 million, or 3.9%, to $390.9 million for the year ended December 31, 2022, compared to $376.3 million for the year ended December 31, 2021. The increase in compensation levels was primarily attributable to an increase in salaries, and share-based compensation related to prior year incentive awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $35.5 million and $35.8 million for the years ended December 31, 2022 and 2021, respectively.

Interest and dividends expense. Interest and dividends expense increased $91.4 million, or 65.4%, to $231.1 million for the year ended December 31, 2022, compared to $139.7 million for the year ended December 31, 2021. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $2.1 million, or 2.4%, to $86.1 million for the year ended December 31, 2022, compared to $88.1 million for the year ended December 31, 2021. The decrease was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the year ended December 31, 2022, offset in part by higher professional fees and regulatory costs, and increases in travel and entertainment expenses as COVID-19 restrictions eased.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 2.1%, to $66.4 million for the year ended December 31, 2022, compared to $67.8 million for the year ended December 31, 2021. This decrease was primarily attributable to a decrease in capital expenditures on telecommunication, networking, and other assets.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $4.8 million, or 6.9%, to $64.8 million for the year ended December 31, 2022, compared to $69.7 million for the year ended December 31, 2021. This decrease was primarily attributable to certain intangible assets being fully amortized in 2021 and early 2022.

Termination of office leases. Termination of office leases was $7.0 million for the year ended December 31, 2022, compared to $28.1 million for the year ended December 31, 2021. These expenses are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $23.3 million, or 353.9%, to $29.9 million for the year ended December 31, 2022, compared to $6.6 million for the year ended December 31, 2021. The increase was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022. See Note 9 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were $1.1 million for the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $12.1 million, or 15.1%, to $92.0 million for the year ended December 31, 2022, compared to $80.0 million for the year ended December 31, 2021. This increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt in January 2022, as described in further detail below, and the effect of higher interest rates.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $88.5 million and 15.9% for the year ended December 31, 2022, compared to a provision for income taxes and effective tax rate of $169.7 million and 17.0% for the year ended December 31, 2021.

Liquidity and Capital Resources

General

As of December 31, 2022, we had $981.6 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2022, we had borrowings under our prime brokerage credit facilities of approximately $212.9 million, no borrowings under our broker dealer facilities, short-term bank overdrafts of $3.9 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,826.7 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned U.S. broker-dealer subsidiary, as discussed in Note 9 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Long-term Liquidity and Capital Resources

Our principal demand for funds beyond the next twelve months will be payments on our long-term debt, operating lease payments, common stock repurchases under our share repurchase program, and dividend payments. Based on our current level of operations, we believe our cash flow from operations, and ability to raise funding, will be sufficient to fund capital demands.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 5 "Tax Receivable Agreements" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $36.4 thousand to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, and $21.3 million in March 2022. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Our Canadian subsidiaries, Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.) and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Investment Industry Regulatory Organization of Canada. Our Irish subsidiaries, Virtu Financial Ireland Limited ("VFIL") and Virtu ITG Europe Limited ("VIEL") are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VIEL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, and Virtu ITG Hong Kong Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, respectively. Similarly, Virtu ITG Singapore Pte. Limited and Virtu Financial Singapore Pte. Ltd. have similar regulatory requirements and are regulated by the Monetary Authority of Singapore.

See Note 21 "Regulatory Requirement" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 "Borrowings" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2022, there was no outstanding principal balance on our broker-dealer facilities and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $212.9 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On March 20, 2020, a broker-dealer subsidiary of the Company entered into a loan agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020, though no borrowings were made. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock, as described below.

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 and up to and including January 15, 2022 at a price of $22.98. The Warrant was exercised on December 17, 2021 for the full 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of December 31, 2022, $1,800.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2022.

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

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
Net cash provided by (used in):	2022	2021	2020
Operating activities	$706,803	$1,171,626	$1,060,884
Investing activities	(29,530)	(87,349)	(2,559)
Financing activities	(735,745)	(957,859)	(839,918)
Effect of exchange rate changes on cash and cash equivalents	(24,239)	(12,470)	15,318
Net increase (decrease) in cash and cash equivalents	$(82,711)	$113,948	$233,725

Operating Activities

Net cash provided by operating activities was $706.8 million for the year ended December 31, 2022, compared to net cash provided by operating activities of $1,171.6 million for the year ended December 31, 2021. The decrease in net cash provided by operating activities was primarily attributable to lower net income, as well as increases in operating assets, net of operating liabilities, related to our trading activities for the year ended December 31, 2022 compared to the prior period.

Investing Activities

Net cash used in investing activities was $29.5 million for the year ended December 31, 2022, compared to net cash used in investing activities of $87.3 million for the year ended December 31, 2021. The net decrease in cash used in investing activities for the year ended December 31, 2022 was primarily attributable to sales of strategic investments during the year ended December 31, 2022 as compared to the prior period, offset by cash used for the acquisition of property and equipment, and capitalized software for both periods.

Financing Activities

Net cash used in financing activities was $735.7 million for the year ended December 31, 2022, compared to $957.9 million for the year ended December 31, 2021. The cash used in financing activities for the year ended December 31, 2022 was primarily attributable to $375.3 million in dividends to stockholders and distributions made to noncontrolling interests and $480.5 million in purchases of treasury stock, partially offset by the net proceeds of $200.2 million from the issuance of the new term loan and repayment of the existing term loan in January 2022. The cash used in financing activities of $957.9 million during the same period of 2021 primarily reflects $548.0 million net dividends to stockholders and distributions to noncontrolling interests, and $427.5 million purchase of treasury stock, partially offset by an increase of $2.0 million in short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2022, the Company repurchased approximately 32.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $899.6 million. As of December 31, 2022, the Company has approximately of $320.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Contractual Obligations
Our expected material cash requirements include the following contractual obligations:
Debt
As of December 31, 2022, we had $1,800.0 million of outstanding principal on our First Lien Term Loan Facility. Each year, we are required to repay $18.0 million of this balance, with the remaining principal due in 2029. Additionally, $26.7 million of our long-term debt related to the SBI bonds is due in 2026. See Note 9 "Borrowings" in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.
Leases
We have lease arrangements, primarily for office space and technology and equipment. As of December 31, 2022, we had $71.2 million of operating lease payments and $7.1 million of finance lease payments due within twelve months, and $213.2 million of operating lease payments and $9.4 million of finance leases payments due after twelve months.
Tax Receivable Agreement
The ultimate amounts owed under the tax receivable agreement and timing of the amounts due are not presently known. As of December 31, 2022, a total of $238.8 million has been recorded for amounts due pursuant to tax receivable agreements in the Consolidated Financial Statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.
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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Consolidated Financial Statements See Note 10 "Financial Assets and Liabilities" of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2022, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $16.5 million of amortization expense for the years ended December 31, 2022, 2021, and 2020 respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2022 and December 31, 2021 was $4.6 billion and $4.3 billion, respectively, in long positions and $4.2 billion and $3.5 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 19.1% and 19.6% of our total revenues for the years ended December 31, 2022 and 2021, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $45.1 million and $55.1 million for the years ended December 31, 2022 and 2021, respectively.

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

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying Consolidated Statements of Financial Condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related Consolidated Statements of Comprehensive Income, of Changes in Equity and of Cash Flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Trading Income, net (“Trading Income”)

As described in Note 2 to the consolidated financial statements, $1.629 billion of the Company’s Trading Income for the year ended December 31, 2022 is composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased, are recorded on the trade date and reported on a net basis in the Consolidated Statements of Comprehensive Income.

The principal considerations for our determination that performing procedures relating to Trading Income is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the transactions which comprise the trading income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s calculation of Trading Income, including controls over the completeness, accuracy, existence, and valuation of trading assets and trading liabilities. These procedures also included, among others, testing of the inputs used by management in their trading income calculations and independently recalculating trading income. The procedures performed over testing of the inputs include (i) confirming a sample of trading assets, trading liabilities and cash (collectively the “equity value”) within each trading portfolio at the balance sheet date with external third parties; (ii) developing independent prices for a sample of trading assets and liabilities at the balance sheet date and comparing management’s prices to the independently developed prices; (iii) testing a sample of purchases and sales throughout the year by agreeing the quantity and price to settlement documentation, and (iv) testing the equity value of a sample of trading portfolios throughout the year by comparing the amounts to third party clearing statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 17, 2023

We have served as the Company’s auditor since 2018.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$981,580	$1,071,463
Cash restricted or segregated under regulations and other	56,662	49,490
Securities borrowed	1,187,674	1,349,322
Securities purchased under agreements to resell	336,999	119,453
Receivables from broker-dealers and clearing organizations	1,115,185	1,026,807
Trading assets, at fair value:
Financial instruments owned	3,667,481	3,238,995
Financial instruments owned and pledged	963,071	1,017,960
Receivables from customers	80,830	146,476
Property, equipment and capitalized software (net of accumulated depreciation of $460,763 and $472,155 as of December 31, 2022 and December 31, 2021, respectively)	85,194	89,595
Operating lease right-of-use assets	187,442	225,328
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $318,013 and $253,161 as of December 31, 2022 and December 31, 2021, respectively)	321,480	386,332
Deferred tax assets	146,801	158,518
Other assets ($78,965 and $84,378, at fair value, as of December 31, 2022 and December 31, 2021, respectively)	303,916	291,307
Total assets	$10,583,241	$10,319,971

Liabilities and equity
Liabilities
Short-term borrowings	$3,944	$61,510
Securities loaned	1,060,432	1,142,048
Securities sold under agreements to repurchase	627,549	514,325
Payables to broker-dealers and clearing organizations	273,843	571,526
Payables to customers	46,525	54,999
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	4,196,974	3,510,779
Tax receivable agreement obligations	238,758	259,282
Deferred tax liabilities	343	65
Accounts payable, accrued expenses and other liabilities	448,292	457,942
Operating lease liabilities	239,202	278,745
Long-term borrowings	1,795,952	1,605,132
Total liabilities	8,931,814	8,456,353

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 133,071,754 and 131,497,645 shares, Outstanding — 98,549,464 and 113,170,782 shares at December 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2022 and December 31, 2021, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,030,066 and 9,359,065 shares at December 31, 2022 and December 31, 2021, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost, 34,522,290 and 18,326,863 shares at December 31, 2022 and December 31, 2021, respectively	(954,637)	(494,075)
Additional paid-in capital	1,292,613	1,223,119
Retained earnings (accumulated deficit)	972,317	830,538
Accumulated other comprehensive income (loss)	31,604	(10,196)
Total Virtu Financial Inc. stockholders' equity	1,341,899	1,549,388

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2022	December 31, 2021
Noncontrolling interest	309,528	314,230
Total equity	1,651,427	1,863,618

Total liabilities and equity	$10,583,241	$10,319,971
See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Revenues:
Trading income, net	$1,628,898	$2,105,194	$2,493,248
Interest and dividends income	159,120	75,384	62,119
Commissions, net and technology services	529,845	614,489	600,510
Other, net	46,949	16,418	83,454
Total revenue	2,364,812	2,811,485	3,239,331

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	619,168	745,434	758,843
Communication and data processing	219,505	211,988	213,750
Employee compensation and payroll taxes	390,947	376,282	393,536
Interest and dividends expense	231,060	139,704	125,649
Operations and administrative	86,069	88,149	94,558
Depreciation and amortization	66,377	67,816	66,741
Amortization of purchased intangibles and acquired capitalized software	64,837	69,668	74,254
Termination of office leases	6,982	28,138	9,608
Debt issue cost related to debt refinancing, prepayment and commitment fees	29,910	6,590	28,879
Transaction advisory fees and expenses	1,124	843	2,941
Financing interest expense on long-term borrowings	92,035	79,969	87,735
Total operating expenses	1,808,014	1,814,581	1,856,494
Income before income taxes and noncontrolling interest	556,798	996,904	1,382,837
Provision for income taxes	88,466	169,670	261,924
Net income	468,332	827,234	1,120,913
Noncontrolling interest	(203,306)	(350,356)	(471,716)

Net income available for common stockholders	$265,026	$476,878	$649,197

Earnings per share
Basic	$2.45	$3.95	$5.19
Diluted	$2.44	$3.91	$5.16

Weighted average common shares outstanding
Basic	103,997,767	117,339,539	121,692,443
Diluted	104,422,443	118,423,928	122,332,190

Net income	$468,332	$827,234	$1,120,913
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(24,254)	(12,470)	15,318
Net change in unrealized cash flow hedges gain (loss), net of taxes	90,865	37,794	(59,019)
Comprehensive income	534,943	852,558	1,077,212
Less: Comprehensive income attributable to noncontrolling interest	(228,117)	(360,389)	(452,855)
Comprehensive income attributable to common stockholders	$306,826	$492,169	$624,357

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2022, 2021, and 2020

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2019	120,435,912	$1	12,887,178	$—	60,091,740	$1	(2,178,771)	$(55,005)	$1,077,398	$(90,374)	$(647)	$931,374	$297,562	$1,228,936
Share based compensation	2,489,483	—	—	—	—	—	—	—	56,629	—	—	56,629	—	56,629
Treasury stock purchases	(867,984)	—	—	—	—	—	(1,436,326)	(33,918)	—	(15,946)	—	(49,864)	—	(49,864)
Stock option exercised	909,627	—	—	—	—	—	—	—	16,440	—	—	16,440	—	16,440
Warrants issued	—	—	—	—	—	—	—	—	11,488	—	—	11,488	—	11,488
Net Income	—	—	—	—	—	—	—	—	—	649,197	—	649,197	471,716	1,120,913
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	8,604	8,604	6,714	15,318
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(33,444)	(33,444)	(25,575)	(59,019)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(120,496)	—	(120,496)	(363,919)	(484,415)
Issuance of common stock in connection with employee exchanges	2,660,239	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(2,660,239)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(1,388)	—	—	(1,388)	—	(1,388)
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	2,434,251	—	—	—	—	—	—	—	$55,654	$—	$—	$55,654	$—	$55,654
Repurchase of Class C common stock	—	—	(120,025)	—	—	—	—	—	$(3,455)	$—	$—	$(3,455)	$—	$(3,455)
Treasury stock purchases	(840,229)	—	—	—	—	—	(14,711,766)	(405,152)	$—	$(22,301)	$—	$(427,453)	$—	$(427,453)
Stock option exercised	528,497	—	—	—	—	—	—	—	$10,042	$—	$—	$10,042	$—	$10,042
Net Income	—	—	—	—	—	—	—	—	$—	$476,878	$—	$476,878	$350,356	$827,234
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$(7,673)	$(7,673)	$(4,797)	$(12,470)
Warrants exercised	3,000,000	—	—	—	—	—	—	—	$—	$68,940	$—	$68,940	$—	$68,940
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	$—	$—	$22,964	$22,964	$14,830	$37,794
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(115,360)	$—	$(115,360)	$(432,657)	$(548,017)
Issuance of Common Stock in connection with employee exchanges	747,849	—	—	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(747,849)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	$311	$—	$—	$311	$—	$311
Balance at December 31, 2021	131,497,645	1	9,359,065	—	60,091,740	1	(18,326,863)	(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,897,030	—	—	—	—	—	—	—	$71,597	$—	$—	$71,597	$—	$71,597
Repurchase of Class C common stock	—	—	(236,069)	—	—	—	—	—	$(8,256)	$—	$—	$(8,256)	$—	$(8,256)
Treasury stock purchases	(684,730)	—	—	—	—	—	(16,195,427)	(460,562)	$—	$(19,982)	$—	$(480,544)	$—	$(480,544)
Stock option exercised	268,879	—	—	—	—	—	—	—	$5,109	$—	$—	$5,109	$—	$5,109
Net Income	—	—	—	—	—	—	—	—	$—	$265,026	$—	$265,026	$203,306	$468,332
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$(13,605)	$(13,605)	$(10,649)	$(24,254)

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2022, 2021, and 2020

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	55,405	55,405	35,460	90,865
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(103,265)	$—	$(103,265)	$(272,019)	$(375,284)
Issuance of Common Stock in connection with employee exchanges	92,930	—	—	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(92,930)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	$—	$—	$—	$—	$39,200	$39,200
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	$1,044	$—	$—	$1,044	$—	$1,044
Balance at December 31, 2022	133,071,754	1	9,030,066	—	60,091,740	1	(34,522,290)	(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$468,332	$827,234	$1,120,913

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,377	67,816	66,741
Amortization of purchased intangibles and acquired capitalized software	64,837	69,668	74,254
Debt issue cost related to debt refinancing and prepayment	24,316	649	7,555
Amortization of debt issuance costs and deferred financing fees	6,919	6,939	26,148
Termination of office leases	4,707	28,138	9,608
Share-based compensation	67,219	55,751	59,838
Deferred taxes	(3,468)	34,617	21,601
Gain on sale of MATCHNow	—	—	(58,652)
Other	11,392	(5,556)	(1,926)
Changes in operating assets and liabilities:
Securities borrowed	161,648	75,694	503,747
Securities purchased under agreements to resell	(217,546)	(96,587)	120,166
Receivables from broker-dealers and clearing organizations	(1,110)	657,199	(365,422)
Trading assets, at fair value	(373,597)	(1,141,224)	(350,041)
Receivables from customers	65,646	68,002	(110,947)
Operating lease right-of-use assets	28,670	33,930	39,659
Other assets	(62,799)	59,209	(48,472)
Securities loaned	(81,616)	193,792	(651,843)
Securities sold under agreements to repurchase	113,224	53,090	120,493
Payables to broker-dealers and clearing organizations	(276,646)	(267,126)	(9,323)
Payables to customers	(8,474)	(63,827)	29,107
Trading liabilities, at fair value	686,195	587,071	425,750
Operating lease liabilities	(33,322)	(36,595)	(50,024)
Accounts payable, accrued expenses and other liabilities	(4,101)	(36,258)	81,954
Net cash provided by operating activities	706,803	1,171,626	1,060,884

Cash flows from investing activities
Development of capitalized software	(37,658)	(35,508)	(31,471)
Acquisition of property and equipment	(27,201)	(24,562)	(28,888)
Proceeds from sale of investments	—	—	7,620
Proceeds from sale of MATCHNow	—	—	60,592
Other investing activities	35,329	(27,279)	(10,412)
Net cash used in investing activities	(29,530)	(87,349)	(2,559)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(375,284)	(548,017)	(484,415)
Repurchase of Class C common stock	(8,256)	(3,454)	—
Purchase of treasury stock	(480,544)	(427,453)	(49,864)
Stock options exercised	5,109	10,042	16,440
Short-term borrowings, net	(59,112)	(2,017)	(10,514)
Proceeds from long-term borrowings	1,800,000	—	—
Repayment of long term borrowings	(1,599,774)	(36,737)	(288,500)
Tax receivable agreement obligations	(21,343)	(16,505)	(13,286)
Debt issuance costs	(35,741)	(2,658)	(9,779)
Warrants exercised	—	68,940	—
Contributions from noncontrolling interests	39,200	—	—
Net cash used in financing activities	(735,745)	(957,859)	(839,918)

Effect of exchange rate changes on cash and cash equivalents	(24,239)	(12,470)	15,318

Net decrease in cash and cash equivalents	(82,711)	113,948	233,725

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,120,953	1,007,005	773,280
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,038,242	$1,120,953	$1,007,005

Supplementary disclosure of cash flow information
Cash paid for interest	$246,985	$159,864	$173,645
Cash paid for taxes	103,965	134,878	248,532

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	17,356	17,239	14,773

Non-cash financing activities
Tax receivable agreement described in Note 5	1,044	311	(1,388)

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2022, VFI owned approximately 59.7% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, on over 235 venues, in 36 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, Exchange-Traded Funds ("ETFs"), options, foreign exchange, futures, fixed income, cryptocurrencies, and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

The Company has completed two significant acquisitions that have expanded and complemented Virtu Financial's original electronic trading and marking making business. On July 20, 2017, the Company completed the all-cash acquisition of KCG Holdings, Inc. (“KCG”) (the “Acquisition of KCG”). On March 1, 2019 (the “ITG Closing Date”), the Company completed the acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction (the “ITG Acquisition”).

Virtu Financial’s principal United States ("U.S.") subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre- and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited ("VFIL") and Virtu ITG Europe Limited ("VIEL"), each formed in Ireland; Virtu ITG UK Limited ("VIUK"), formed in the United Kingdom; Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.), formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 22 "Geographic Information and Business Segments" for a further discussion of the Company’s segments.

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

Effective for the quarter ended March 31, 2021, the Company changed the presentation of its Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows. Specifically, the Company combined $120.5 million of Dividends to stockholders and $363.9 million of Distribution from Virtu Financial to noncontrolling interest, into Dividends to stockholders and distribution from Virtu Financial to noncontrolling interest for the year ended December 31, 2020. Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest both represent cash payments by the Company to its equity owners which reduce Total equity.

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

Derivative Instruments - Trading

Derivative instruments are used for trading purposes, including economic hedges of trading instruments, are carried at fair value, and include futures, forward contracts, and options. The Company does not apply hedge accounting as defined in ASC 815, Derivatives and Hedging, and accordingly gains or losses on these derivative instruments are recognized currently within Trading income, net in the Consolidated Statements of Comprehensive Income. Fair values for exchange-traded derivatives, principally futures, are based on quoted market prices. Fair values for over-the-counter derivative instruments, principally forward contracts, are based on the values of the underlying financial instruments within the contract. The underlying instruments are currencies, which are actively traded.

The Company presents its trading derivatives balances on a net-by-counterparty basis when the criteria for offsetting are met. Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

Derivative Instruments - Hedging

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings. The Company has entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with its long-term debt obligations.

For interest rate swap agreements designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the interest rate swaps. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Other comprehensive income on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the Consolidated Statements of Comprehensive Income.
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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2022, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

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

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). The Company’s OCI comprises foreign currency translation adjustments, net of taxes and mark-to-market gains and losses on the Company's derivative instruments designated as hedging instruments under ASC 815, net of taxes.

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

Accounting Pronouncements, Recently Adopted

Convertible Instruments - In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity and updates selected EPS guidance. The ASU is effective for periods beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022 and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, the FASB issued ASU 2021-01 —Reference Rate Reform (Topic 848): Scope, both of which are designed to ease the potential burden in accounting for the transition away from LIBOR. The ASUs apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASUs provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The transition period for adopting these ASUs is March 12, 2020 through December 31, 2022. The Company adopted this ASU on April 1, 2022 and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

Financial Instruments - Credit Losses - In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company adopted this ASU on April 1, 2022 and it did not have a material impact on its Consolidated Financial Statements and related disclosures.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2022

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

Contingent consideration was eligible to be earned based on the future performance of MATCHNow following the MATCHNow Closing Date. Deferred payments were assessed quarterly until December 31, 2022 and recorded in Other, net on the Consolidated Statements of Comprehensive Income when the contingency is resolved and payments become payable by Cboe. For the year ended December 31, 2022, the Company received $3.9 million related to the continent consideration, , which is recorded in Other, net on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2022. No payments were made regarding the contingent consideration in prior years.

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

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income before income taxes and noncontrolling interest	$556,798	$996,904	$1,382,837
Provision for income taxes	88,466	169,670	261,924
Net income	468,332	827,234	1,120,913

Noncontrolling interest	(203,306)	(350,356)	(471,716)

Net income available for common stockholders	$265,026	$476,878	$649,197

The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2022	2021	2020
Basic earnings per share:
Net income available for common stockholders	$265,026	$476,878	$649,197
Less: Dividends and undistributed earnings allocated to participating securities	(9,811)	(13,674)	(17,383)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	255,215	463,204	631,814

Weighted average shares of common stock outstanding:
Class A	103,997,767	117,339,539	121,692,443

Basic earnings per share	$2.45	$3.95	$5.19

	Years Ended December 31,
(in thousands, except for share or per share data)	2022	2021	2020
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$255,215	$463,204	$631,814

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	103,997,767	117,339,539	121,692,443
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan, Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, and Warrants issued in connection with the Founder Member Loan	424,676	1,084,389	639,747
	104,422,443	118,423,928	122,332,190

Diluted earnings per share	$2.44	$3.91	$5.16

5. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements ("TRA") to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Consolidated Statements of Financial Condition, which amounted to $238.8 million and $259.3 million as of December 31, 2022 and December 31, 2021, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, its $16.5 million in April 2021, and $21.3 million in March 2022.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) in connection with the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $36.4 thousand to $22.0 million per year over the next 15 years.

At December 31, 2022 and December 31, 2021, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $162.1 million and $180.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $238.8 million and $259.3 million, respectively. The amounts recorded as of December 31, 2022 and December 31, 2021 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company's federal and state income tax returns for the years in which tax savings are realized.

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
6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2022 and December 31, 2021, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the years ended December 31, 2022 and 2021.

The following table presents the details of goodwill by segment as of December 31, 2022 and December 31, 2021:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of December 31, 2022 and December 31, 2021, the Company's total amount of intangible assets recorded was $321.5 million and $386.3 million, respectively. Acquired intangible assets consisted of the following as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(189,986)	$296,614	10	to	12
Technology	136,000	(118,119)	17,881	1	to	6
Favorable occupancy leases	5,895	(4,408)	1,487	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(318,013)	$321,480

	As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(142,142)	$344,458	10	to	12
Technology	136,000	(102,088)	33,912	1	to	6
Favorable occupancy leases	5,895	(3,631)	2,264	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,400)	200		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(253,161)	$386,332

Amortization expense relating to finite-lived intangible assets was approximately $64.8 million, $69.7 million and $74.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
2023	63,960
2024	50,845
2025	47,879
2026	47,879
2027	47,879

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Assets
Due from prime brokers	$560,111	$287,991
Deposits with clearing organizations	146,927	161,928
Net equity with futures commission merchants	137,312	98,302
Unsettled trades with clearing organizations	87,145	164,195
Securities failed to deliver	149,747	290,207
Commissions and fees	33,943	24,184
Total receivables from broker-dealers and clearing organizations	$1,115,185	$1,026,807

Liabilities
Due to prime brokers	$229,424	$497,972
Net equity with futures commission merchants (1)	(32,381)	(57,226)
Unsettled trades with clearing organizations	38	828
Securities failed to receive	70,576	128,392
Commissions and fees	6,186	1,560
Total payables to broker-dealers and clearing organizations	$273,843	$571,526
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 "Borrowings") of approximately $212.9 million and $177.1 million as of December 31, 2022 and December 31, 2021, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2022 and December 31, 2021, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at December 31, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
Securities received as collateral:
Securities borrowed	$1,148,238	$1,299,270
Securities purchased under agreements to resell	336,849	119,453
	$1,485,087	$1,418,723
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Equities	$957,443	$1,012,569
Exchange traded notes	5,628	5,391
	$963,071	$1,017,960

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	December 31, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Short-term bank loans	3,944	—	3,944
	$3,944	$—	$3,944

	December 31, 2021
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$58,000	$(1,546)	$56,454
Short-term bank loans	5,056	—	5,056
	$63,056	$(1,546)	$61,510

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

	At December 31, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	5.50%	$400,000	$—	$—	$—
Committed facility	7.67%	650,000	—	—	—
Overdraft facility	7.80%	10,000	—	—	—
		$1,060,000	$—	$—	$—
(1) $0.2 million of deferred debt issuance costs are included within Other assets on the Consolidated Statement of Financial Condition

	At December 31, 2021
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	1.25%	$400,000	$58,000	$(1,546)	$56,454
Committed facility	3.78%	600,000	—	—	—
		$1,000,000	$58,000	$(1,546)	$56,454

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Broker-dealer credit facilities:
Uncommitted facility	$4,247	$2,327	$1,337
Committed facility	112	82	447
Demand Loan	—	—	211
	$4,359	$2,409	$1,995

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2022, there was $3.9 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.8%. At December 31, 2021, there was $5.1 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 4.2%. These short-term bank loan balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

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

	At December 31, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.42%	$591,000	$212,912
		$591,000	$212,912

	At December 31, 2021
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	2.91%	$616,000	$177,080
		$616,000	$177,080

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $9.3 million, $4.6 million, and $4.8 million and for the years ended December 31, 2022, 2021, and 2020, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	7.42%	$1,800,000	$(3,881)	$(26,858)	$1,769,261
SBI bonds	January 2026	5.00%	26,693	—	(2)	26,691
			$1,826,693	$(3,881)	$(26,860)	$1,795,952

		At December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	March 2026	3.10%	$1,599,774	$(3,723)	$(21,620)	$1,574,431
SBI bonds	January 2023	5.00%	30,722	—	(21)	30,701
			$1,630,496	$(3,723)	$(21,641)	$1,605,132

Credit Agreements

In connection with the ITG Acquisition, Virtu Financial, VFH, and Impala Borrower LLC (the "Acquisition Borrower") entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the "Acquisition Credit Agreement").

The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the “Acquisition First Lien Term Loan Facility”) in an aggregate principal amount of $1,500 million, drawn in its entirety on the ITG Closing Date, of which amount approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095 million was borrowed by the Acquisition Borrower, to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH, with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment, which amended the Acquisition Credit Agreement dated as of March 1, 2019 to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment, which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted LIBOR or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of December 31, 2022, $1,800 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($26.7 million) as of December 31, 2022 and ¥3.5 billion ($30.7 million) as of December 31, 2021. The Company had a gain of $4.0 million, a gain of $3.2 million, and a loss of $1.7 million during the years ended December 31, 2022 2021, and 2020 respectively, due to changes in foreign currency rates.

As of December 31, 2022, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	December 31, 2022
2023	18,000
2024	18,000
2025	18,000
2026	44,693
2027	18,000
Thereafter	1,710,000
Total principal of long-term borrowings	$1,826,693

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

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2022:

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$461,487	$1,545,116	$—	$—	$2,006,603
U.S. and Non-U.S. government obligations	251,708	575,946	—	—	827,654
Corporate Bonds	—	803,880	—	—	803,880
Exchange traded notes	51	16,777	—	—	16,828
Currency forwards	—	500,553	—	(493,237)	7,316
Options	5,200	—	—	—	5,200
	$718,446	$3,442,272	$—	$(493,237)	$3,667,481

Financial instruments owned, pledged as collateral:
Equity securities	$552,641	$404,802	$—	$—	$957,443
Exchange traded notes	6	5,622	—	—	5,628
	$552,647	$410,424	$—	$—	$963,071

Other Assets
Equity investment	$—	$—	$76,613	$—	$76,613
Exchange stock	2,352	—	—	—	2,352
	$2,352	$—	$76,613	$—	$78,965

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$87,268	$—	$—	$87,268

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,146,701	$1,016,893	$—	$—	$2,163,594
U.S. and Non-U.S. government obligations	147,418	690,480	—	—	837,898
Corporate Bonds	—	1,183,394	—	—	1,183,394
Exchange traded notes	—	8,199	—	—	8,199
Currency forwards	—	497,799	—	(497,799)	—
Options	3,889	—	—	—	3,889
	$1,298,008	$3,396,765	$—	$(497,799)	$4,196,974

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2021:

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$572,567	$1,700,470	$—	$—	$2,273,037
U.S. and Non-U.S. government obligations	337,350	18,519	—	—	355,869
Corporate Bonds	—	598,944	—	—	598,944
Exchange traded notes	10	2,459	—	—	2,469
Currency forwards	—	206,258	—	(206,125)	133
Options	8,543	—	—	—	8,543
	$918,470	$2,526,650	$—	$(206,125)	$3,238,995
Financial instruments owned, pledged as collateral:
Equity securities	$670,277	$342,292	$—	$—	$1,012,569
Exchange traded notes	—	5,391	—	—	5,391
	$670,277	$347,683	$—	$—	$1,017,960
Other Assets
Equity investment	$—	$—	$81,358	$—	$81,358
Exchange stock	3,020	—	—	—	3,020
	$3,020	$—	$81,358	$—	$84,378

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,482,386	$807,631	$—	$—	$2,290,017
U.S. and Non-U.S. government obligations	330,765	9,955	—	—	340,720
Corporate Bonds	—	851,871	—	—	851,871
Exchange traded notes	—	22,962	—	—	22,962
Currency forwards	—	208,357	—	(208,356)	1
Options	5,208	—	—	—	5,208
	$1,818,359	$1,900,776	$—	$(208,356)	$3,510,779

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$21,037	$—	$—	$21,037

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of December 31, 2022 and December 31, 2021, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	December 31, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$76,613	Discounted cash flow	Estimated revenue growth	(5.7)% - 5.0%	3.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	(1.2)x - 18.1x	12.2x

	December 31, 2021
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,358	Discounted cash flow	Estimated revenue growth	2.5% - 32.6%	10.6%
			Discount rate	14.4% - 14.4%	14.4%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 21.1x	14.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2022
(in thousands)	Balance at December 31, 2021	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2022	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2022
Assets
Other assets:
Equity investment	$81,358	$—	$(4,745)	$—	$—	$76,613	$(4,745)
Total	$81,358	$—	$(4,745)	$—	$—	$76,613	$(4,745)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2022:

	December 31, 2022
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$981,580	$981,580	$981,580	$—	$—
Cash restricted or segregated under regulations and other	56,662	56,662	56,662	—	—
Securities borrowed	1,187,674	1,187,674	—	1,187,674	—
Securities purchased under agreements to resell	336,999	336,999	—	336,999	—
Receivables from broker-dealers and clearing organizations	1,027,917	1,027,917	—	1,027,917	—
Receivables from customers	80,830	80,830	—	80,830	—
Other assets (1)	30,579	30,579	—	30,579	—
Total Assets	$3,702,241	$3,702,241	$1,038,242	$2,663,999	$—

Liabilities
Short-term borrowings	$3,944	$3,944	$—	$3,944	$—
Long-term borrowings	1,795,952	1,783,943	—	1,783,943	—
Securities loaned	1,060,432	1,060,432	—	1,060,432	—
Securities sold under agreements to repurchase	627,549	627,549	—	627,549	—
Payables to broker-dealers and clearing organizations	273,843	273,843	—	273,843	—
Payables to customers	46,525	46,525	—	46,525	—
Other liabilities (2)	23,776	23,776	—	23,776	—
Total Liabilities	$3,832,021	$3,820,012	$—	$3,820,012	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,187,674	$—	$1,187,674	$(1,148,238)	$(5,138)	$34,298
Securities purchased under agreements to resell	336,999	—	336,999	(336,849)	—	150
Receivables from broker-dealers and clearing organizations:
Interest rate swaps	87,268	—	87,268	—	—	87,268
Trading assets, at fair value:
Currency forwards	500,553	(493,237)	7,316	—	—	7,316
Options	5,200	—	5,200	—	(3,889)	1,311
Total	$2,117,694	$(493,237)	$1,624,457	$(1,485,087)	$(9,027)	$130,343

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,060,432	$—	$1,060,432	$(1,027,062)	$(9,100)	$24,270
Securities sold under agreements to repurchase	627,549	—	627,549	(627,388)	—	161
Trading liabilities, at fair value:
Currency forwards	497,799	(497,799)	—	—	—	—
Options	3,889	—	3,889	—	(3,889)	—
Total	$2,189,669	$(497,799)	$1,691,870	$(1,654,450)	$(12,989)	$24,431

	December 31, 2021
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,349,322	$—	$1,349,322	$(1,299,270)	$(5,054)	$44,998
Securities purchased under agreements to resell	119,453	—	119,453	(119,453)	—	—
Trading assets, at fair value:
Currency forwards	206,258	(206,125)	133	—	—	133
Options	8,543	—	8,543	—	(5,208)	3,335
Total	$1,683,576	$(206,125)	$1,477,451	$(1,418,723)	$(10,262)	$48,466

	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,142,048	$—	$1,142,048	$(1,107,688)	$(17,272)	$17,088
Securities sold under agreements to repurchase	514,325	—	514,325	(514,325)	—	—
Interest rate swaps	21,037	—	21,037	—	—	21,037
Trading liabilities, at fair value:
Currency forwards	208,357	(208,356)	1	—	—	1
Options	5,208	—	5,208	—	(5,208)	—
Total	$1,890,975	$(208,356)	$1,682,619	$(1,622,013)	$(22,480)	$38,126
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged:

	December 31, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$250,000	$100,000	$50,000	$—	$400,000
U.S. and Non-U.S. government obligations	227,549	—	—	—		227,549
Total	$227,549	$250,000	$100,000	$50,000	$—	$627,549

Securities loaned:
Equity securities	$1,060,432	$—	$—	$—	$—	$1,060,432
Total	$1,060,432	$—	$—	$—	$—	$1,060,432

	December 31, 2021
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$50,000	$210,000	$—	$400,000
U.S. and Non-U.S. government obligations	114,325	—	—	—	—	114,325
Total	$114,325	$140,000	$50,000	$210,000	$—	$514,325

Securities loaned:
Equity securities	1,142,048	—	—	—	—	1,142,048
Total	$1,142,048	$—	$—	$—	$—	$1,142,048

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2022 and December 31, 2021:

(in thousands)		December 31, 2022		December 31, 2021
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(575)	$663,110	$1,619	$406,420
Commodity futures	Receivables from broker-dealers and clearing organizations	(31,007)	7,597,057	(24,405)	5,285,216
Currency futures	Receivables from broker-dealers and clearing organizations	(24,023)	7,460,531	(8,205)	4,760,173
Fixed income futures	Receivables from broker-dealers and clearing organizations	(360)	30,292	147	8,489
Options	Financial instruments owned	5,200	691,737	8,543	1,063,686
Currency forwards	Financial instruments owned	500,553	30,286,330	206,258	21,445,374

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	87,268	1,525,000	—	—

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$1,819	$3,238,651	$791	$1,362,684
Commodity futures	Payables to broker-dealers and clearing organizations	597	39,046	(49)	27,224
Currency futures	Payables to broker-dealers and clearing organizations	8	6,386	1,671	725,162
Fixed income futures	Payables to broker-dealers and clearing organizations	(264)	123,043	(161)	120,212
Options	Financial instruments sold, not yet purchased	3,889	742,531	5,208	1,066,801
Currency forwards	Financial instruments sold, not yet purchased	497,799	30,284,952	208,357	21,446,422

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	—	—	21,037	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2022	2021	2020
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$257,258	$283,482	$(6,217)
Currency forwards	Trading income, net	12,492	1,077	249,856
Options	Trading income, net	30,339	95,828	84,695
Interest rate swap on term loan	Other, net	(1,879)	(1,871)	(1,890)
		$298,210	$378,516	$326,444

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$106,329	$44,541	$(69,462)
		$106,329	$44,541	$(69,462)
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of December 31, 2022, the Company held noncontrolling interests of 11.1% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2022, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of December 31, 2022, the Company held approximately a 14.9% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of December 31, 2022, the Company held approximately a 9.3% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at December 31, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$43,589	$—	$43,589	$239,682

The following table presents the Company’s nonconsolidated VIEs at December 31, 2021:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$38,319	$—	$38,319	$136,378

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of December 31, 2022, the Company held a 51% controlling interest in this entity. Based on the standard for control set forth above, this JV meets the criteria to be considered a VIE, and the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Consolidated Financial Statements.

13. Revenues from Contracts with Customers

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, by timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$42,180	$356,090	$—	$398,270
Workflow technology	—	91,667	—	91,667
Analytics	—	39,908	—	39,908
Total revenue from contracts with customers	42,180	487,665	—	529,845

Other sources of revenue	1,770,659	26,576	37,732	1,834,967

Total revenues	$1,812,839	$514,241	$37,732	$2,364,812

Timing of revenue recognition:
Services transferred at a point in time	$1,812,839	$444,483	$37,732	$2,295,054
Services transferred over time	—	69,758	—	69,758
Total revenues	$1,812,839	$514,241	$37,732	$2,364,812

	Year Ended December 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$40,955	$433,755	$—	$474,710
Workflow technology	—	98,486	—	98,486
Analytics	—	41,293		41,293
Total revenue from contracts with customers	40,955	573,534	—	614,489

Other sources of revenue	2,162,091	26,681	8,224	2,196,996

Total revenues	$2,203,046	$600,215	$8,224	$2,811,485

Timing of revenue recognition:
Services transferred at a point in time	$2,203,046	$525,960	$8,224	$2,737,230
Services transferred over time	—	74,255	—	74,255
Total revenues	$2,203,046	$600,215	$8,224	$2,811,485

	Year Ended December 31, 2020
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$52,453	$405,698	$—	$458,151
Workflow technology	—	101,211	—	101,211
Analytics	—	41,148		41,148
Total revenue from contracts with customers	52,453	548,057	—	600,510

Other sources of revenue	2,540,889	102,086	(4,154)	2,638,821

Total revenues	$2,593,342	$650,143	$(4,154)	$3,239,331

Timing of revenue recognition:
Services transferred at a point in time	$2,593,342	$575,846	$(4,154)	$3,165,034
Services transferred over time	—	74,297	—	74,297
Total revenues	$2,593,342	$650,143	$(4,154)	$3,239,331

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $56.1 million and $51.5 million as of December 31, 2022 and December 31, 2021, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2022.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.6 million and

$9.2 million as of December 31, 2022 and December 31, 2021, respectively. The Company recognized the full amount of revenue during the years ended December 31, 2022 and 2021, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
(in thousands)
U.S. operations	$426,902	$804,358	$1,214,282
Non-U.S. operations	129,896	192,546	168,555
	$556,798	$996,904	$1,382,837
The provision for income taxes consists of the following for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current provision (benefit)
Federal	$40,887	$80,203	$148,034
State and Local	17,216	24,282	52,040
Foreign	26,974	29,790	37,474
Deferred provision (benefit)
Federal	911	30,519	26,255
State and Local	131	4,984	(2,580)
Foreign	2,347	(108)	701
Provision for income taxes	$88,466	$169,670	$261,924

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%	21.0%
Less: rate attributable to noncontrolling interest	(8.3)%	(7.7)%	(7.5)%
State and local taxes, net of federal benefit	2.5%	3.0%	3.4%
Non-deductible expenses, net	0.3%	0.1%	0.1%
Excess tax benefit(deficiency) from share based compensation	(0.3)%	(0.2)%	—%
Foreign taxes	5.1%	3.0%	2.8%
Foreign tax credits	(2.8)%	(1.8)%	(0.9)%
Other, net	(1.6)%	(0.4)%	—%
Effective tax rate	15.9%	17.0%	18.9%

The components of the deferred tax assets and liabilities as of December 31, 2022, and 2021 are as follows:

	December 31,
(in thousands)	2022	2021
Deferred income tax assets
Tax Receivable Agreement	$162,098	$180,376
Share-based compensation	18,043	15,934
Intangibles	—	2,061
Fixed assets and other	10,260	12,989
Tax credits and net operating loss carryforwards	57,797	58,801
Less: Valuation allowance on net operating loss carryforwards and tax credits	(57,389)	(58,602)
Total deferred income tax assets	$190,809	$211,559

Deferred income tax liabilities
Intangibles	$44,008	$53,106
Fixed assets	$343	$—
Total deferred income tax liabilities	$44,351	$53,106

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the years ended December 31, 2022, 2021 and 2020, the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2022 and December 31, 2021 are current income tax receivables of $54.1 million and $37.2 million, respectively. These balances primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at December 31, 2022 and December 31, 2021 are current tax liabilities of $13.4 million and $16.8 million, respectively. These balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2022, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards. At December 31, 2022, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company has non-U.S. net operating losses at December 31, 2022, 2021 and of $64.6 million and $67.2 million, respectively, and has recorded a related deferred tax asset of $12.4 million and $13.4 million, respectively. A valuation allowance of $12.4 million and $13.3 million was recorded against this deferred tax asset at December 31, 2022 and 2021, respectively, as it is more likely than not that a portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company has non-U.S. net operating losses at December 31, 2022 and 2021 of $239.3 million and $239.3 million, respectively, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at December 31, 2022 and 2021 as it is more likely than not that this deferred tax asset will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2022 and 2021 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As a result of the ITG Acquisition and the Acquisition of KCG, the Company has assumed any ITG and KCG tax exposures. As of December 31, 2022, the Company’s tax years for 2015 through 2021 and 2017 through 2021 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2021. The outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $6.6 million of unrecognized tax benefits as of December 31, 2022, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2022.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

(in thousands)
Balance at December 31, 2019	$8,778
Decreases based on tax positions related to prior period	(311)
Increase based on tax positions related to current period	110
Balance at December 31, 2020	8,577
Decreases based on tax positions related to prior period	(2,300)
Increase based on tax positions related to current period	20
Balance at December 31, 2021	6,297
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	317
Balance at December 31, 2022	$6,614
15. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time, including, among others, a matter in which the Company has been responding to requests for information from the U.S. Securities and Exchange Commission in connection with an investigation of aspects of the Company’s information access barriers. The Company is cooperating with this civil investigation.

Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, particularly in regulatory examinations or investigations or other proceedings in which substantial or indeterminate judgments, settlements, disgorgements, restitution, penalties, injunctions, damages or fines are sought, or where such matters are in the early stages, the Company cannot estimate losses or ranges of losses for such matters where there is only a reasonable possibility that a loss may be incurred, and utilizes its judgment in accordance with applicable accounting standards in booking any associated estimated liability. It is not presently possible to determine the ultimate exposure to these matters and it is possible that the resolution of the outstanding matters will significantly exceed any estimated liabilities accrued by the Company. In addition, there are numerous factors that result in a greater degree of complexity in class-action lawsuits as compared to other types of litigation. There can be no assurance that these various legal proceedings will not significantly exceed any estimated liability accrued by the Company or have a material adverse effect on the Company’s results of operations in any future period, and a material judgment, fine or sanction could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company, although they might be material to the operating results for any particular reporting period. The Company carries directors’ and officers’ liability insurance coverage and other insurance coverage for potential claims, including securities actions, against the Company and its respective directors and officers.

On November 30, 2020, the Company was named as a defendant in In re United States Oil Fund, LP Securities Litigation, No. 20-cv-4740. The consolidated amended complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in United States Oil Fund, LP, a crude oil ETF. The complaint also names the ETF, its sponsor, and related individuals as defendants. The complaint did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated amended complaint on January 29, 2021; the motion is fully briefed and pending before the court. The Company believes that the claims are without merit and is defending itself vigorously.

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

On October 17, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Mallinckrodt PLC, et al. (Reorganized Debtors); Opiod Master Disbursement Trust II v. Argos Capital Appreciation Master Fund LP et al No. 20-12522. The complaint alleges that Mallinckrodt PLC engaged in share repurchase program from 2015 through 2018 pursuant to which it repurchased its own shares in various open market transactions, a period during which it was allegedly insolvent. The plaintiff is seeking to unwind the transactions consummated under the program, alleging such transactions constituted fraudulent transfers by the debtor. The Company believes that the claims are without merit and is defending itself vigorously.

On December 1, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Northwest Biotherapeutics, Inc. v. Canaccord Genuity LLC, et al No. 1:22-cv-10185. The complaint alleges that defendants engaged in market manipulation in the plaintiff’s stock during a period from 2018 to 2022. The complaint did not specify the amount of alleged damages. The Company believes that the claims are without merit and is defending itself vigorously.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. Specifically, the SEC has proposed several rule changes focused on equity market structure reform in 2022. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. If adopted, these or other potential rule changes could adversely affect the Company’s business or the Company’s industry. From time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

As indicated above, the Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action.

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

16. Leases

The Company's leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of 1 to 10 years, some of which include options to extend the initial term at the Company's discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 9 years. The Company recognizes amounts received from subleases on a straight-line basis over the term of the sublease within Operations and administrative expense on the Consolidated Statements of Comprehensive Income.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$187,442	$225,328
Operating lease liabilities	Operating lease liabilities	239,202	278,745

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	27,908	18,965
Accumulated depreciation	Property, equipment, and capitalized software, net	(12,736)	(12,465)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	15,323	6,612

Weighted average remaining lease term and discount rate are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	6.21 years	6.68 years
Finance leases	2.84 years	1.62 years
Weighted average discount rate
Operating leases	5.43%	5.47%
Finance leases	3.92%	2.38%

The components of lease expense are as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost:
Fixed	$72,749	$74,699	$73,624
Variable	6,079	6,247	8,532
Impairment of ROU Asset	5,270	9,606	6,003
Total Operating lease cost	$84,098	$90,552	$88,159

Sublease income	19,679	17,758	16,437

Finance lease cost:
Amortization of ROU Asset	$7,685	$6,587	$11,536
Interest on lease liabilities	366	230	432
Total Finance lease cost	$8,051	$6,817	$11,968

See Note 2 "Summary of Significant Accounting Policies" in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on the classification of these expenses in the Consolidated Statements of Comprehensive Income.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2022, are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$71,193	$7,050
2024	43,345	5,440
2025	35,232	1,854
2026	32,174	1,076
2027	25,494	986
2028 and thereafter	76,967	—
Total lease payments	$284,405	$16,406
Less imputed interest	(45,203)	(1,083)
Total lease liability	$239,202	$15,323

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$981,580	$1,071,463
Cash restricted or segregated under regulations and other	56,662	49,490
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,038,242	$1,120,953

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 85.2% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 59.7% interest in Virtu Financial at December 31, 2022.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2022 and December 31, 2021, there were 4,462,840 and 4,791,839 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 328,999, 467,874 and 2,660,239 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2022, 2021 and 2020 respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2022, the Company repurchased approximately 32.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $899.6 million. As of December 31, 2022, the

Company has approximately $320.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the years ended December 31, 2022, 2021 and 2020, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 92,930, 747,849 and 2,660,239 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 9 "Borrowings"), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 9 "Borrowings"). The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant was $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. On December 17, 2021, the Founder Member exercised in full the Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(10,480)	$55,955	$(550)	$44,925
Foreign exchange translation adjustment	284	(13,605)	—	(13,321)
Total	$(10,196)	$42,350	$(550)	$31,604
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of December 31, 2022, the Company expects approximately $13.6 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Year Ended December 31, 2021
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$(33,444)	$8,374	$14,590	$(10,480)
Foreign exchange translation adjustment	7,957	(7,673)	—	284
Total	$(25,487)	$701	$14,590	$(10,196)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income.
	Year Ended December 31, 2020
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses)	—	(42,636)	9,192	(33,444)
Foreign exchange translation adjustment	$(647)	$8,604	$—	$7,957
Total	$(647)	$(34,032)	$9,192	$(25,487)

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

The following table summarizes activity related to stock options for the years ended December 31, 2022, 2021, and 2020:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2019	3,233,779	$18.74	5.24	3,248,779	$18.74
Granted	—	—	—	—	—
Exercised	(909,627)	18.07	—	(909,627)	18.07
Forfeited or expired	—	—	—	—	—
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(528,497)	19.00	—	(528,497)	19.00
Forfeited or expired	—	—	—	—	—
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the years ended December 31, 2022, 2021, and 2020 respectively, there were 580,710, 633,938 and 967,526 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $31.9 million, $29.4 million and $25.2 million for the years ended December 31, 2022, 2021, and 2020 respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the years ended December 31, 2022, 2021 and 2020:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2019	2,993,489	$24.10
Granted	3,318,169	17.49
Forfeited	(430,961)	17.45
Vested	(2,487,613)	20.17
At December 31, 2020	3,393,084	$21.35
Granted	2,466,311	27.07
Forfeited	(200,697)	22.95
Vested	(2,434,251)	23.11
At December 31, 2021	3,224,447	$24.30
Granted (1)	3,046,623	29.83
Forfeited	(419,207)	26.01
Vested	(1,897,030)	24.80
At December 31, 2022	3,954,833	$28.13
(1) Excluded in the number of RSUs and RSAs are 75,000 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $36.2 million, $26.4 million and $37.4 million for the years ended December 31, 2022, and 2021, respectively, of compensation expense in relation to RSUs. As of December 31, 2022 and December 31, 2021, total unrecognized share-based compensation expense related to unvested RSUs was $54.6 million and $41.9 million, respectively, and this amount is to be recognized over a weighted average period of 0.9 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the "DCP"). The DCP permits eligible executive officers and other employees to defer cash or equity-based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals of cash compensation may also be directed to notional investments in certain of the employee investment opportunities. The Company had $10.1 million and $5.0 million accrued under the DCP as of December 31, 2022 and December 31, 2021, respectively, recorded within Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

20. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Capitalized software costs	$242,769	$210,647
Leasehold improvements	18,370	17,773
Furniture and equipment	284,818	333,330
Total	545,957	561,750
Less: Accumulated depreciation and amortization	(460,763)	(472,155)
Total property, equipment and capitalized software, net	$85,194	$89,595

Depreciation expense for property and equipment for the years ended December 31, 2022, 2021, and 2020 was approximately $26.1 million, $28.4 million, and $37.4 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs were approximately $35.5 million, $35.8 million, and $37.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The related amortization expense was approximately $40.2 million, $39.4 million, and $29.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

21. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2022. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of December 31, 2022 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$554,550	$1,000	$553,550

As of December 31, 2022, VAL had $50.2 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2022 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$14,248	$184	$14,064
Virtu Financial Canada ULC	2,663	184	2,479
Ireland
Virtu ITG Europe Limited	78,834	28,502	50,332
Virtu Financial Ireland Limited (1)	89,853	39,768	50,085
United Kingdom
Virtu ITG UK Limited	1,405	906	499
Asia Pacific
Virtu ITG Australia Limited	30,027	3,115	26,912
Virtu ITG Hong Kong Limited	1,683	497	1,186
Virtu ITG Singapore Pte Limited	1,147	91	1,056
Virtu Financial Singapore Pte. Ltd.	121,166	46,025	75,141
(1) Preliminary
As of December 31, 2022, Virtu ITG Europe Limited and Virtu ITG Canada Corp had $0.1 million and $0.4 million, respectively, of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

22. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
United States	$1,914,223	$2,260,750	$2,569,147
Ireland	222,178	305,509	323,519
Singapore	134,786	135,779	176,665
Canada	60,551	61,378	116,521
Australia	29,489	40,613	44,552
Others	3,585	7,456	8,927
Total revenues	$2,364,812	$2,811,485	$3,239,331

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2022, 2021, and 2020 and are summarized in the following table:

The Company's Pre-tax earnings by segment for the year ended December 31, 2022, and 2021 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2022
Total revenue	$1,812,839	$514,241	$37,732	$2,364,812
Income before income taxes and noncontrolling interest	480,559	41,342	34,897	556,798

2021
Total revenue	2,203,046	600,215	8,224	2,811,485
Income before income taxes and noncontrolling interest	925,968	70,019	917	996,904

2020
Total revenue	2,593,342	650,143	(4,154)	3,239,331
Income (loss) before income taxes and noncontrolling interest	1,241,313	174,617	(33,093)	1,382,837

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2022, and December 31, 2021, the Company had a net receivables from its affiliates of $0.5 million and a net receivables from its affiliates of $2.2 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $13.8 million, $12.5 million and $16.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 2 "Summary of Significant Accounting Policies") to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company made payments of $27.7 million, $25.3 million and $18.7 million to the JVs for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company incurs consulting fees from American Continental Group, an affiliate of a director. The Company paid $0.1 million to American Continental Group for the years ending December 31, 2022, 2021 and 2020.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received $16.0 million, $3.6 million, and $0.6 million for the years ended December 31, 2022, 2021 and 2020.

On August 12, 2021, the Company entered into a Purchase Agreement with Ordinal Holdings I, LP to repurchase 1.5 million shares of the Company's Class A common stock for $39.2 million in accordance with the Company's previously disclosed share repurchase program. See Note 18 "Capital Structure" for a further discussion of the Company's share repurchase program.

As described in Note 9 "Borrowings" and Note 18 "Capital Structure", on March 20, 2020 a subsidiary of the Company entered into an agreement with the Founder Member to establish the Founder Member Facility and, upon the execution of the Founder Member Facility and in consideration of the Founder Member’s commitments thereunder, the Company delivered to the Founder Member the Warrant. The transactions were unanimously approved by the Company’s disinterested Directors. The Founder Member Loan Term expired as of September 20, 2020. On December 17, 2021, the Founder Member exercised in full its Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock.
24. Parent Company

    VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term Loan Facility (see Note 9 "Borrowings"). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit

Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the Consolidated Financial Statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Statements of Financial Condition

(In thousands except interest data)	December 31, 2022	December 31, 2021
Assets
Cash	$6,264	$129,229
Deferred tax asset	139,139	149,742
Investment in subsidiary	3,119,418	3,221,605
Other assets	52,153	40,183
Total assets	$3,316,974	$3,540,759

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,733,429	$1,729,320
Accounts payable and accrued expenses and other liabilities	888	50
Deferred tax liabilities	2,000	2,719
Tax receivable agreement obligations	238,758	259,282
Total liabilities	1,975,075	1,991,371

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 133,071,754 and 131,497,645 shares, Outstanding — 98,549,464 and 113,170,782 shares at December 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2022 and December 31, 2021, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 9,030,066 and 9,359,065 shares at December 31, 2022 and December 31, 2021, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2022 and December 31, 2021, respectively	1	1
Treasury stock, at cost, 34,522,290 and 18,326,863 shares at December 31, 2022 and December 31, 2021, respectively	(954,637)	(494,075)
Additional paid-in capital	1,292,613	1,223,119
Retained earnings (accumulated deficit)	972,317	830,538
Accumulated other comprehensive income (loss)	31,604	(10,196)
Total Virtu Financial Inc. stockholders' equity	1,341,899	1,549,388

Total liabilities and stockholders' equity	$3,316,974	$3,540,759

Virtu Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenues:
Other Income	$—	$—	$—
	—	—	—

Operating Expenses:
Operations and administrative	36	734	171

Income (loss) before equity in income of subsidiary	(36)	(734)	(171)
Equity in income (loss) of subsidiary, net of tax	468,368	827,968	1,121,084
Net income (loss)	$468,332	$827,234	$1,120,913

Net income (loss) attributable to common stockholders	$468,332	$827,234	$1,120,913
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(13,604)	(7,672)	8,604
Net change in unrealized cash flow hedges gains (losses), net of taxes	55,404	22,964	(33,444)
Comprehensive income (loss)	$510,132	$842,526	$1,096,073

Virtu Financial, Inc.
(Parent Company Only)
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$468,332	$827,234	$1,120,913

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	239,807	87,055	(543,992)
Tax receivable agreement obligation reduction	819	4,622	15,169
Deferred taxes	9,884	36,526	14,243
Changes in operating assets and liabilities:	(11,132)	42,086	(48,566)
Net cash provided by operating activities	707,710	997,523	557,767

Cash flows from investing activities
Investments in subsidiaries, equity basis	71,597	55,654	56,629
Net cash provided by investing activities	71,597	55,654	56,629

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(375,284)	(548,017)	(484,415)
Repurchase of Class C common stock	(8,256)	(3,454)	—
Purchase of treasury stock	(480,544)	(427,454)	(49,864)
Tax receivable agreement obligations	(21,343)	(16,505)	(13,286)
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	—
Net cash used in financing activities	(885,427)	(995,430)	(547,565)

Net increase (decrease) in Cash	(106,120)	57,747	66,831
Cash, beginning of period	129,228	71,481	4,650
Cash, end of period	$23,108	$129,228	$71,481

Supplemental disclosure of cash flow information:
Taxes paid	$64,775	$78,844	$203,031

Non-cash financing activities
Tax receivable agreement described in Note 6	1,044	311	(1,388)

25. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Consolidated Financial Statements or the notes thereto, except for the following:

On January 26, 2023, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on March 15, 2023 to holders of record as of March 1, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2022, internal control over financial reporting is effective.

    PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2022; their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 10, the 2023 Proxy Statement is incorporated herein by this reference. All references to the 2023 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 11, the 2023 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 12, the 2023 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 13, the 2023 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 14, the 2023 Proxy Statement is incorporated herein by this reference.

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

2.2
Merger Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub LLC, Virtu Financial Intermediate Holdings LLC, SLP III EW Feeder Corp., SLP III EW Feeder I, L.P. and Havelock Fund Investments Pte Ltd(incorporated herein by reference to Exhibit 2.2 to the Company’s quarterly report on Form 10-Q, as amended (File No. 001-37352),filed on May 29, 2015).

2.3
Merger Agreement, dated April 15, 2015, by and among Virtu Financial, Inc., Virtu Financial Merger Sub II LLC, Virtu Financial Intermediate Holdings II LLC and Wilbur Investments LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).

2.4
Agreement and Plan of Merger, dated April 20, 2017, by and among Virtu Financial, Inc., Orchestra Merger Sub, Inc. and KCG Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37352)filed on April 21, 2017).

2.5
Temasek Investment Agreement, dated April 20, 2017, by and between Virtu Financial, Inc. and Aranda Investments Pte. Ltd.(incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 10, 2017).

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

10.4†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 24, 2020, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.5†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 24, 2020, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.6†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of January 24, 2020, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.7†
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

10.9
Credit Agreement, dated January 13, 2022, among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, Issuing Banks and Swingline Lender Party Hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Jefferies Finance LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.10
Stockholders Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.11
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

10.17
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

10.20
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

10.21
Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on June 2, 2017).

10.22
Amended and Restated Investment Agreement, dated as of June 23, 2017, by and between Virtu Financial, Inc. and North Island Holdings I, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 9, 2017).

10.23
Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-37352), filed on March 13, 2018).

10.24
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.25†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.26†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Employee Restricted Stock Award Agreement, dated as of February 27, 2020, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).

10.27†
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

10.29†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.30†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.31†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit Award Agreement, dated as of June 22, 2020, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.32†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Award Award Agreement, dated as of June 22, 2020, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.33†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.34†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.35†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.36†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of December 24, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.37†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.38†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.39†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Sean Galvin (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.40†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Sean Galvin (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.41†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.42†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.43†	Virtu Financial, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021)
10.44†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of March 1, 2022, by and between Virtu Financial, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 3, 2022).

10.45†
Virtu Financial, Inc. Second Amended and Restated Employment Agreement, dated as of April 29, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 2, 2022).

10.46*†	Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Joseph Molluso.
10.47*†	Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Brett Fairclough.
10.48*†	Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Stephen Cavoli.
10.49*†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Amendment No. 1 dated as of December 1, 2022 to Restricted Stock Unit Award Agreement dated as of March 1, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	February 17, 2023	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	February 17, 2023	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2023.

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