Form 10-Q
period 2023-03-31
Virtu Financial, Inc.
filed 2023-04-28
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of April 28, 2023
Class A common stock, par value $0.00001 per share	95,423,359
Class C common stock, par value $0.00001 per share	8,856,531
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$768,982	$981,580
Cash restricted or segregated under regulations and other	40,199	56,662
Securities borrowed	1,458,021	1,187,674
Securities purchased under agreements to resell	713,364	336,999
Receivables from broker-dealers and clearing organizations	1,165,830	1,115,185
Trading assets, at fair value:
Financial instruments owned	4,456,998	3,667,481
Financial instruments owned and pledged	981,338	963,071
Receivables from customers	109,205	80,830
Property, equipment and capitalized software (net of accumulated depreciation of $442,632 and $460,763 as of March 31, 2023 and December 31, 2022, respectively)	93,424	85,194
Operating lease right-of-use assets	186,629	187,442
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $334,033 and $318,013 as of March 31, 2023 and December 31, 2022, respectively)	305,460	321,480
Deferred tax assets	141,250	146,801
Other assets ($82,215 and $78,965, at fair value, as of March 31, 2023 and December 31, 2022, respectively)	291,689	303,916
Total assets	$11,861,315	$10,583,241

Liabilities and equity
Liabilities
Short-term borrowings	$121,238	$3,944
Securities loaned	1,027,536	1,060,432
Securities sold under agreements to repurchase	1,007,307	627,549
Payables to broker-dealers and clearing organizations	258,752	273,843
Payables to customers	107,526	46,525
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	5,114,781	4,196,974
Tax receivable agreement obligations	238,758	238,758
Deferred tax liabilities	367	343
Accounts payable, accrued expenses and other liabilities	333,343	448,292
Operating lease liabilities	237,254	239,202
Long-term borrowings	1,779,079	1,795,952
Total liabilities	10,225,941	8,931,814

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 134,714,394 and 133,071,754 shares, Outstanding — 96,259,605 and 98,549,464 shares at March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2023 and December 31, 2022, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,856,531 and 9,030,066 shares at March 31, 2023 and December 31, 2022, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at March 31, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost, 38,454,789 and 34,522,290 shares at March 31, 2023 and December 31, 2022, respectively	(1,030,205)	(954,637)
Additional paid-in capital	1,323,219	1,292,613
Retained earnings (accumulated deficit)	987,852	972,317
Accumulated other comprehensive income (loss)	24,750	31,604
Total Virtu Financial Inc. stockholders' equity	1,305,618	1,341,899

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Noncontrolling interest	329,756	309,528
Total equity	1,635,374	1,651,427

Total liabilities and equity	$11,861,315	$10,583,241
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenues:
Trading income, net	$412,511	$522,307
Interest and dividends income	82,244	21,011
Commissions, net and technology services	121,444	154,655
Other, net	4,181	3,289
Total revenue	620,380	701,262

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	145,523	150,380
Communication and data processing	56,812	55,835
Employee compensation and payroll taxes	103,437	103,480
Interest and dividends expense	97,601	42,538
Operations and administrative	24,299	25,215
Depreciation and amortization	15,348	17,477
Amortization of purchased intangibles and acquired capitalized software	16,020	16,480
Termination of office leases	96	707
Debt issue cost related to debt refinancing, prepayment and commitment fees	2,176	25,684
Transaction advisory fees and expenses	15	422
Financing interest expense on long-term borrowings	24,288	21,333
Total operating expenses	485,615	459,551
Income before income taxes and noncontrolling interest	134,765	241,711
Provision for income taxes	24,682	41,786
Net income	110,083	199,925
Noncontrolling interest	(52,202)	(87,668)

Net income available for common stockholders	$57,881	$112,257

Earnings per share
Basic	$0.56	$0.99
Diluted	$0.56	$0.98

Weighted average common shares outstanding
Basic	97,795,957	109,329,468
Diluted	97,813,691	110,066,641

Net income	$110,083	$199,925
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	1,648	(5,168)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(13,168)	47,873
Comprehensive income	98,563	242,630
Less: Comprehensive income attributable to noncontrolling interest	(47,535)	(104,159)
Comprehensive income attributable to common stockholders	$51,028	$138,471

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,393,550	—	—	—	—	—	—	—	31,030	—	—	31,030	—	31,030
Repurchase of Class C common stock		—	(21,498)	—	—	—	—	—	(424)	—	—	(424)	—	(424)
Treasury stock purchases	(902,947)	—	—	—	—	—	(3,932,499)	(75,568)	—	(17,650)	—	(93,218)	—	(93,218)
Net income	—	—	—	—	—	—	—	—	—	57,881	—	57,881	52,202	110,083
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	980	980	668	1,648
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,834)	(7,834)	(5,334)	(13,168)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(24,696)	—	(24,696)	(27,308)	(52,004)
Issuance of common stock in connection with employee exchanges	152,037	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(152,037)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	134,714,394	$1	8,856,531	$—	60,091,740	$1	(38,454,789)	$(1,030,205)	$1,323,219	$987,852	$24,750	$1,305,618	$329,756	$1,635,374

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,669,030	—	—	—	—	—	—	—	27,377	—	—	27,377	—	27,377
Repurchase of Class C common stock	—	—	(234,269)	—	—	—	—	—	(8,204)	—	—	(8,204)	—	(8,204)
Treasury stock purchases	(612,844)	—	—	—	—	—	(8,908,544)	(287,211)	—	(18,354)	—	(305,565)	—	(305,565)
Stock options exercised	246,879	—	—	—	—	—	—	—	4,691	—	—	4,691	—	4,691
Net income	—	—	—	—	—	—	—	—	—	112,257	—	112,257	87,668	199,925
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,172)	(3,172)	(1,996)	(5,168)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	29,387	29,387	18,486	47,873
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27,054)	—	(27,054)	(98,751)	(125,805)
Issuance of common stock in connection with employee exchanges	71,641	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(71,641)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	132,872,351	$1	9,053,155	$—	60,091,740	$1	(27,235,407)	$(781,286)	$1,246,983	$897,387	$16,019	$1,379,105	$319,637	$1,698,742

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$110,083	$199,925

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	15,348	17,477
Amortization of purchased intangibles and acquired capitalized software	16,020	16,480
Debt issue cost related to debt refinancing and prepayment	306	24,316
Amortization of debt issuance costs and deferred financing fees	1,664	2,644
Termination of office leases	96	707
Share-based compensation	15,583	13,712
Deferred taxes	7,800	12,629
Other	(4,030)	(1,609)
Changes in operating assets and liabilities:
Securities borrowed	(270,347)	(350,902)
Securities purchased under agreements to resell	(376,365)	(40,699)
Receivables from broker-dealers and clearing organizations	(66,035)	(475,141)
Trading assets, at fair value	(807,784)	(1,713,357)
Receivables from customers	(28,375)	(183,902)
Operating lease right-of-use assets	813	5,188
Other assets	16,955	25,781
Securities loaned	(32,896)	126,329
Securities sold under agreements to repurchase	379,758	35,382
Payables to broker-dealers and clearing organizations	(15,091)	411,069
Payables to customers	61,001	106,566
Trading liabilities, at fair value	917,807	1,594,220
Operating lease liabilities	(1,948)	(8,808)
Accounts payable, accrued expenses and other liabilities	(88,745)	(73,192)
Net cash used in operating activities	(148,382)	(255,185)

Cash flows from investing activities
Development of capitalized software	(20,638)	(21,689)
Acquisition of property and equipment	(13,795)	(9,958)
Other investing activities	(1,350)	(3,383)
Net cash used in investing activities	(35,783)	(35,030)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(52,004)	(125,805)
Repurchase of Class C common stock	(424)	(8,204)
Purchase of treasury stock	(93,218)	(305,565)
Stock options exercised	—	4,691
Short-term borrowings, net	121,055	78,945
Proceeds from long-term borrowings	—	1,800,000
Repayment of long term borrowings	(18,000)	(1,599,774)
Payment of tax receivable agreement obligations	—	(21,343)
Debt issuance costs	(3,953)	(35,827)
Net cash used in financing activities	(46,544)	(212,882)

Effect of exchange rate changes on cash and cash equivalents	1,648	(5,168)

Net decrease in cash and cash equivalents	(229,061)	(508,265)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,038,242	1,120,953
Cash, cash equivalents, and restricted or segregated cash, end of period	$809,181	$612,688

Supplementary disclosure of cash flow information
Cash paid for interest	$96,572	$49,277

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for taxes	3,471	13,791

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	4,732	4,092

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2023, VFI owned approximately 59.5% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Virtu Financial’s principal United States ("U.S.") subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre- and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited , each formed in Ireland; Virtu ITG UK Limited (“VIUK”), formed in the United Kingdom; Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.), formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

2. Summary of Significant Accounting Policies
For a detailed discussion of the Company's significant accounting policies, see Note 2 "Summary of Significant Accounting Policies" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements Recently Adopted

Derivatives and Hedging - In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging - Fair Value Hedging - Portfolio Layer Method (Topic 815). The ASU expands the scope of permissible hedging, and permits the use of different derivative structures as hedging instruments. The Company adopted this ASU on January 1, 2023 and it did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted as of March 31, 2023

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

Liabilities - Supplier Finance Programs - In September 2022, the FASB issued ASU 2022-03, Liabilities—Supplier Finance Programs (Subtopic 405-50). This ASU requires new quantitative and qualitative disclosure requirements for a buyer who enters into supplier financing programs. This ASU is effective for periods beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.

Leases - Common Control Arrangements - In March 2023, the FASB issued ASU 2023-01, Leases—Common Control Arrangements (Topic 842). This ASU provides updated guidance for accounting for common control leases and leasehold improvements. This ASU is effective for periods beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.

Investments - Equity Method and Joint Ventures - In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323). This ASU provides updated guidance for accounting for investments in tax credit structures. This ASU is effective for periods beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.
3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income before income taxes and noncontrolling interest	$134,765	$241,711
Provision for income taxes	24,682	41,786
Net income	110,083	199,925

Noncontrolling interest	(52,202)	(87,668)

Net income available for common stockholders	$57,881	$112,257

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2023	2022
Basic earnings per share:
Net income available for common stockholders	$57,881	$112,257
Less: Dividends and undistributed earnings allocated to participating securities	(2,677)	(3,859)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	55,204	108,398

Weighted average shares of common stock outstanding:
Class A	97,795,957	109,329,468

Basic earnings per share	$0.56	$0.99

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2023	2022
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$55,204	$108,398

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	97,795,957	109,329,468
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	17,734	737,173
	97,813,691	110,066,641

Diluted earnings per share	$0.56	$0.98

4. Tax Receivable Agreements

For a detailed discussion of the Company's tax receivable agreements, see Note 5 "Tax Receivable Agreements" in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company made its first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, and $21.3 million in March 2022. Tax receivable payments are expected to range from approximately $36.4 thousand to $22.0 million per year over the next 15 years.

At March 31, 2023 and December 31, 2022, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $156.9 million and $162.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $238.8 million for both periods. The amounts recorded as of March 31, 2023 and December 31, 2022 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2023 and December 31, 2022, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2023 and 2022.

The following table presents the details of goodwill by segment as of March 31, 2023 and December 31, 2022:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of March 31, 2023 and December 31, 2022, the Company's total amount of intangible assets recorded was $305.5 million and $321.5 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(201,947)	$284,653	10	to	12
Technology	136,000	(121,986)	14,014	1	to	6
Favorable occupancy leases	5,895	(4,600)	1,295	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(334,033)	$305,460

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(189,986)	$296,614	10	to	12
Technology	136,000	(118,119)	17,881	1	to	6
Favorable occupancy leases	5,895	(4,408)	1,487	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(318,013)	$321,480

Amortization expense relating to finite-lived intangible assets was approximately $16.0 million, and $16.5 million for the three months ended March 31, 2023, and 2022, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2023	$47,940
2024	50,845
2025	47,879
2026	47,879
2027	47,879
2028	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Assets
Due from prime brokers	$559,847	$560,111
Deposits with clearing organizations	147,512	146,927
Net equity with futures commission merchants	124,305	137,312
Unsettled trades with clearing organizations	112,249	87,145
Securities failed to deliver	186,105	149,747
Commissions and fees	35,812	33,943
Total receivables from broker-dealers and clearing organizations	$1,165,830	$1,115,185

Liabilities
Due to prime brokers	$220,536	$229,424
Net equity with futures commission merchants (1)	(60,931)	(32,381)
Unsettled trades with clearing organizations	269	38
Securities failed to receive	93,864	70,576
Commissions and fees	5,014	6,186
Total payables to broker-dealers and clearing organizations	$258,752	$273,843
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $285.1 million and $212.9 million as of March 31, 2023 and December 31, 2022, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2023 and December 31, 2022, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at March 31, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Securities received as collateral:
Securities borrowed	$1,433,500	$1,148,238
Securities purchased under agreements to resell	713,364	336,849
	$2,146,864	$1,485,087
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Equities	$969,913	$957,443
Exchange traded notes	11,425	5,628
	$981,338	$963,071

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$125,000	$(3,762)	$121,238
	$125,000	$(3,762)	$121,238

	December 31, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Short-term bank loans	3,944	—	3,944
	$3,944	$—	$3,944

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL's trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $650 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $650 million and bear interest at the adjusted Secured Overnight Financing Rate ("SOFR") or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $300 million and bear interest at the adjusted SOFR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

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

	At March 31, 2023
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	6.00%	$400,000	$125,000	$(3,762)	$121,238
Committed facility	8.47%	650,000	—	—	—
Overdraft facility	8.30%	10,000	—	—	—
		$1,060,000	$125,000	$(3,762)	$121,238
(1) $0.2 million of deferred debt issuance costs are included within Other assets on the Consolidated Statement of Financial Condition

	At December 31, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	5.50%	$400,000	$—	$—	$—
Committed facility	7.67%	650,000	—	—	—
Overdraft facility	7.80%	10,000	—	—	—
		$1,060,000	$—	$—	$—

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in thousands)	2023	2022
Broker-dealer credit facilities:
Uncommitted facility	$1,561	$504
Committed facility	—	15
	$1,561	$519

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2023, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2022, there was $3.9 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.8%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At March 31, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.71%	$591,000	$285,052
		$591,000	$285,052

	At December 31, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.42%	$591,000	$212,912
		$591,000	$212,912

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $3.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	7.86%	$1,782,000	$(3,685)	$(25,580)	$1,752,735
SBI bonds	January 2026	5.00%	26,344	—	—	26,344
			$1,808,344	$(3,685)	$(25,580)	$1,779,079

		At December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	7.42%	$1,800,000	$(3,881)	$(26,858)	$1,769,261
SBI bonds	January 2026	5.00%	26,693	—	(2)	26,691
			$1,826,693	$(3,881)	$(26,860)	$1,795,952

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans and the Company repaid $18.0 million on January 13, 2023. The revolving commitments will terminate on January 13, 2025. As of March 31, 2023, $1,782 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($26.3 million) as of March 31, 2023 and ¥3.5 billion ($26.7 million) as of December 31, 2022. The Company had a gain of $0.3 million, and a gain of $2.0 million, during the three months ended March 31, 2023 and 2022, respectively, due to changes in foreign currency rates.

As of March 31, 2023, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	March 31, 2023
Remainder of 2023	$18,000
2024	18,000
2025	18,000
2026	44,344
2027	18,000
2028	18,000
Thereafter	1,674,000
Total principal of long-term borrowings	$1,808,344

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

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2023:

	March 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$615,187	$1,739,662	$—	$—	$2,354,849
U.S. and Non-U.S. government obligations	297,666	757,207	—	—	1,054,873
Corporate Bonds	—	1,029,894	—	—	1,029,894
Exchange traded notes	52	12,178	—	—	12,230
Currency forwards	—	690,832	—	(690,341)	491
Options	4,661	—	—	—	4,661
	$917,566	$4,229,773	$—	$(690,341)	$4,456,998

Financial instruments owned, pledged as collateral:
Equity securities	$582,062	$387,851	$—	$—	$969,913
Exchange traded notes	6	11,419	—	—	11,425
	$582,068	$399,270	$—	$—	$981,338

Other Assets
Equity investment	$—	$—	$79,726	$—	$79,726
Exchange stock	2,489	—	—	—	2,489
	$2,489	$—	$79,726	$—	$82,215

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$71,878	$—	$—	$71,878

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,761,081	$1,215,079	$—	$—	$2,976,160
U.S. and Non-U.S. government obligations	192,041	857,874	—	—	1,049,915
Corporate Bonds	—	1,067,783	—	—	1,067,783
Exchange traded notes	—	17,075	—	—	17,075
Currency forwards	—	747,398	—	(747,397)	1
Options	3,847	—	—	—	3,847
	$1,956,969	$3,905,209	$—	$(747,397)	$5,114,781

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2022:

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$461,487	$1,545,116	$—	$—	$2,006,603
U.S. and Non-U.S. government obligations	251,708	575,946	—	—	827,654
Corporate Bonds	—	803,880	—	—	803,880
Exchange traded notes	51	16,777	—	—	16,828
Currency forwards	—	500,553	—	(493,237)	7,316
Options	5,200	—	—	—	5,200
	$718,446	$3,442,272	$—	$(493,237)	$3,667,481
Financial instruments owned, pledged as collateral:
Equity securities	$552,641	$404,802	$—	$—	$957,443
Exchange traded notes	6	5,622	—	—	5,628
	$552,647	$410,424	$—	$—	$963,071
Other Assets
Equity investment	$—	$—	$76,613	$—	$76,613
Exchange stock	2,352	—	—	—	2,352
	$2,352	$—	$76,613	$—	$78,965

Receivables from broker dealers and clearing organizations:
Interest rate swap	—	87,268	—	—	87,268

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,146,701	$1,016,893	$—	$—	$2,163,594
U.S. and Non-U.S. government obligations	147,418	690,480	—	—	837,898
Corporate Bonds	—	1,183,394	—	—	1,183,394
Exchange traded notes	—	8,199	—	—	8,199
Currency forwards	—	497,799	—	(497,799)	—
Options	3,889	—	—	—	3,889
	$1,298,008	$3,396,765	$—	$(497,799)	$4,196,974

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	March 31, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$79,726	Discounted cash flow	Estimated revenue growth	(8.2)% - 5.0%	3.1%
			Discount rate	15.2% - 15.2%	15.2%
		Market	Future enterprise value/ EBIDTA ratio	9.5x - 17.9x	13.1x

	December 31, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$76,613	Discounted cash flow	Estimated revenue growth	(5.7)% - 5.0%	3.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	(1.2)x - 18.1x	12.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2023
(in thousands)	Balance at December 31, 2022	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2023
Assets
Other assets:
Equity investment	$76,613	$—	$3,113	$—	$—	$79,726	$3,113
Total	$76,613	$—	$3,113	$—	$—	$79,726	$3,113
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2023:

	March 31, 2023
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$768,982	$768,982	$768,982	$—	$—
Cash restricted or segregated under regulations and other	40,199	40,199	40,199	—	—
Securities borrowed	1,458,021	1,458,021	—	1,458,021	—
Securities purchased under agreements to resell	713,364	713,364	—	713,364	—
Receivables from broker-dealers and clearing organizations	1,093,952	1,093,952	—	1,093,952	—
Receivables from customers	109,205	109,205	—	109,205	—
Other assets (1)	32,505	32,505	—	32,505	—
Total Assets	$4,216,228	$4,216,228	$809,181	$3,407,047	$—

Liabilities
Short-term borrowings	$121,238	$125,000	$—	$125,000	$—
Long-term borrowings	1,779,079	1,752,656	—	1,752,656	—
Securities loaned	1,027,536	1,027,536	—	1,027,536	—
Securities sold under agreements to repurchase	1,007,307	1,007,307	—	1,007,307	—
Payables to broker-dealers and clearing organizations	258,752	258,752	—	258,752	—
Payables to customers	107,526	107,526	—	107,526	—
Other liabilities (2)	25,486	25,486	—	25,486	—
Total Liabilities	$4,326,924	$4,304,263	$—	$4,304,263	$—
(1) Includes cash collateral and deposits, and interest and dividends receivables.
(2) Includes deposits, interest and dividends payable.

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2022:

	December 31, 2022
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$981,580	$981,580	$981,580	$—	$—
Cash restricted or segregated under regulations and other	56,662	56,662	56,662	—	—
Securities borrowed	1,187,674	1,187,674	—	1,187,674	—
Securities purchased under agreements to resell	336,999	336,999	—	336,999	—
Receivables from broker-dealers and clearing organizations	1,027,917	1,027,917	—	1,027,917	—
Receivables from customers	80,830	80,830	—	80,830	—
Other assets (1)	30,579	30,579	—	30,579	—
Total Assets	$3,702,241	$3,702,241	$1,038,242	$2,663,999	$—

Liabilities
Short-term borrowings	3,944	3,944	—	3,944	—
Long-term borrowings	1,795,952	1,783,943	—	1,783,943	—
Securities loaned	1,060,432	1,060,432	—	1,060,432	—
Securities sold under agreements to repurchase	627,549	627,549	—	627,549	—
Payables to broker dealer and clearing organizations	273,843	273,843	—	273,843	—
Payables to customers	46,525	46,525	—	46,525	—
Other liabilities (2)	23,776	23,776	—	23,776	—
Total Liabilities	$3,832,021	$3,820,012	$—	$3,820,012	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,458,021	$—	$1,458,021	$(1,433,500)	$(3,800)	$20,721
Securities purchased under agreements to resell	713,364	—	713,364	(713,364)	—	—
Receivables from broker-dealers and clearing organizations:
Interest rate swaps	71,878	—	71,878	—	—	71,878
Trading assets, at fair value:
Currency forwards	690,832	(690,341)	491	—	—	491
Options	4,661	—	4,661	—	(3,479)	1,182
Total	$2,938,756	$(690,341)	$2,248,415	$(2,146,864)	$(7,279)	$94,272

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,027,536	$—	$1,027,536	$(1,015,535)	$(3,800)	$8,201
Securities sold under agreements to repurchase	1,007,307	—	1,007,307	(1,007,307)	—	—
Trading liabilities, at fair value:
Currency forwards	747,398	(747,397)	1	—	—	1
Options	3,847	—	3,847	—	(3,479)	368
Total	$2,786,088	$(747,397)	$2,038,691	$(2,022,842)	$(7,279)	$8,570

	December 31, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,187,674	$—	$1,187,674	$(1,148,238)	$(5,138)	$34,298
Securities purchased under agreements to resell	336,999	—	336,999	(336,849)	—	150
Receivables from broker-dealers and clearing organizations
Interest rate swaps	87,268	—	87,268	—	—	87,268
Trading assets, at fair value:
Currency forwards	500,553	(493,237)	7,316	—	—	7,316
Options	5,200	—	5,200	—	(3,889)	1,311
Total	$2,117,694	$(493,237)	$1,624,457	$(1,485,087)	$(9,027)	$130,343

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,060,432	$—	$1,060,432	$(1,027,062)	$(9,100)	$24,270
Securities sold under agreements to repurchase	627,549	—	627,549	(627,388)	—	161
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	497,799	(497,799)	—	—	—	—
Options	3,889	—	3,889	—	(3,889)	—
Total	$2,189,669	$(497,799)	$1,691,870	$(1,654,450)	$(12,989)	$24,431
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$210,000	$50,000	$—	$400,000
U.S. and Non-U.S. government obligations	607,307	—	—	—		607,307
Total	$607,307	$140,000	$210,000	$50,000	$—	$1,007,307

Securities loaned:
Equity securities	$1,027,536	$—	$—	$—	$—	$1,027,536
Total	$1,027,536	$—	$—	$—	$—	$1,027,536

	December 31, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$250,000	$100,000	$50,000	$—	$400,000
U.S. and Non-U.S. government obligations	227,549	—	—	—	—	227,549
Total	$227,549	$250,000	$100,000	$50,000	$—	$627,549

Securities loaned:
Equity securities	1,060,432	—	—	—	—	1,060,432
Total	$1,060,432	$—	$—	$—	$—	$1,060,432

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2023 and December 31, 2022:

(in thousands)		March 31, 2023		December 31, 2022
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$1,229	$547,514	$(575)	$663,110
Commodity futures	Receivables from broker-dealers and clearing organizations	13,464	6,866,210	(31,007)	7,597,057
Currency futures	Receivables from broker-dealers and clearing organizations	(12,534)	5,711,990	(24,023)	7,460,531
Fixed income futures	Receivables from broker-dealers and clearing organizations	(43)	16,414	(360)	30,292
Options	Financial instruments owned	4,661	961,466	5,200	691,737
Currency forwards	Financial instruments owned	690,832	55,818,504	500,553	30,286,330

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	71,878	1,525,000	87,268	1,525,000

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(2,406)	$1,019,042	$1,819	$3,238,651
Commodity futures	Payables to broker-dealers and clearing organizations	35	25,089	597	39,046
Currency futures	Payables to broker-dealers and clearing organizations	(12,279)	947,462	8	6,386
Fixed income futures	Payables to broker-dealers and clearing organizations	229	130,369	(264)	123,043
Options	Financial instruments sold, not yet purchased	3,847	926,702	3,889	742,531
Currency forwards	Financial instruments sold, not yet purchased	747,398	55,846,786	497,799	30,284,952

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2023	2022
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$124,466	$77,346
Currency forwards	Trading income, net	(62,937)	8,910
Options	Trading income, net	2,655	(1,095)
Interest rate swap on term loan	Other, net	(463)	(463)
		$63,721	$84,698

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(15,393)	$56,145
		$(15,393)	$56,145
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2023, the Company held noncontrolling interests of 11.1% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2023, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of March 31, 2023, the Company held approximately a 13.2% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of March 31, 2023, the Company held approximately a 9.3% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at March 31, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$45,275	$—	$45,275	$256,556

The following table presents the Company’s nonconsolidated VIEs at December 31, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$43,589	$—	$43,589	$239,682

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of March 31, 2023, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 13 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,701	$77,257	$—	$86,958
Workflow technology	—	24,957	—	24,957
Analytics	—	9,529	—	9,529
Total revenue from contracts with customers	9,701	111,743	—	121,444

Other sources of revenue	489,220	6,735	2,981	498,936

Total revenues	$498,921	$118,478	$2,981	$620,380

Timing of revenue recognition:
Services transferred at a point in time	$498,921	$100,480	$2,981	$602,382
Services transferred over time	—	17,998	—	17,998
Total revenues	$498,921	$118,478	$2,981	$620,380

	Three Months Ended March 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,048	$108,668	$—	$117,716
Workflow technology	—	26,445	—	26,445
Analytics	—	10,494		10,494
Total revenue from contracts with customers	9,048	145,607	—	154,655

Other sources of revenue	537,513	6,138	2,956	546,607

Total revenues	$546,561	$151,745	$2,956	$701,262

Timing of revenue recognition:
Services transferred at a point in time	$546,561	$133,301	$2,956	$682,818
Services transferred over time	—	18,444	—	18,444
Total revenues	$546,561	$151,745	$2,956	$701,262

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2023 and 2022, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $59.0 million and $56.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2023.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $13.5 million and $9.6 million as of March 31, 2023 and December 31, 2022, respectively. The Company recognized revenue of $6.9 million and $7.5 million during the three months ended March 31, 2023 and 2022, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2023 and 2022, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $24.7 million, and 18.3%, and $41.8 million, and 17.3% for the three months ended March 31, 2023 and 2022, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022 are current income tax receivables of $40.6 million and $54.1 million, respectively. The balances at March

31, 2023 and December 31, 2022 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022 are current tax liabilities of $13.2 million and $13.4 million, respectively. The balances at March 31, 2023 and December 31, 2022 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2023 and December 31, 2022, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At March 31, 2023 and December 31, 2022, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses of $66.1 million and $64.6 million at March 31, 2023 and December 31, 2022, respectively, and recorded a related deferred tax asset of $12.6 million and $12.4 million, respectively. A valuation allowance of $12.6 million and $12.4 million was recorded against this deferred tax asset at March 31, 2023 and December 31, 2022, respectively as it is more likely than not that a substantial portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at March 31, 2023 and December 31, 2022 of $239.3 million, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at both March 31, 2023 and December 31, 2022 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2023 and December 31, 2022 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2023, the Company’s tax years for 2015 through 2021 and 2016 through 2021 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2021. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $6.7 million of unrecognized tax benefits as of March 31, 2023, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2023.

14. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time, including, among others, a matter in which the Company has been responding to requests for information from the U.S. Securities and Exchange Commission in connection with an investigation of aspects of the Company’s information access barriers. The Company is cooperating with this civil investigation and has engaged in settlement discussions in respect of the matter. In the absence of a settlement, the Company currently believes it may receive a Wells Notice from the SEC. The proposed action would be expected to allege violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it would have meritorious defenses in the event of such an action and would plan to assert them.

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

On October 17, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Mallinckrodt PLC, et al. (Reorganized Debtors); Opioid Master Disbursement Trust II v. Argos Capital Appreciation Master Fund LP et al No. 20-12522. The complaint alleges that Mallinckrodt PLC engaged in a share repurchase program from 2015 through 2018 pursuant to which it repurchased its own shares in various open market transactions, a period during which it was allegedly insolvent. The plaintiff is seeking to unwind the transactions consummated under the program, alleging such transactions constituted fraudulent transfers by the debtor. The Company believes that the claims are without merit and is defending itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. Specifically, in 2022 the SEC proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. If adopted, these or other potential rule changes could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

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

15. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 "Summary of Significant Accounting Policies" and Note 16 "Leases" to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$186,629	$187,442
Operating lease liabilities	Operating lease liabilities	237,254	239,202

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	32,289	27,908
Accumulated depreciation	Property, equipment, and capitalized software, net	(10,557)	(12,736)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	21,948	15,323

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	6.00 years	6.21 years
Finance leases	3.56 years	2.84 years
Weighted average discount rate
Operating leases	5.50%	5.43%
Finance leases	4.77%	3.92%

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost:
Fixed	$18,878	$18,068
Variable	1,764	1,886
Total Operating lease cost	$20,642	$19,954

Sublease income	4,889	4,923

Finance lease cost:
Amortization of ROU Asset	$2,124	$1,908
Interest on lease liabilities	208	78
Total Finance lease cost	$2,332	$1,986

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2023, are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$53,238	$6,536
2024	61,883	7,451
2025	36,994	3,866
2026	31,173	3,087
2027	26,981	2,998
2028 and thereafter	81,357	256
Total lease payments	$291,626	$24,194
Less imputed interest	(54,372)	(2,246)
Total lease liability	$237,254	$21,948

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$768,982	$981,580
Cash restricted or segregated under regulations and other	40,199	56,662
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$809,181	$1,038,242

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 85.6% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 59.5% interest in Virtu Financial at March 31, 2023.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2023 and December 31, 2022, there were 4,289,305 and 4,462,840 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 173,535 and 305,910 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2023, and 2022, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2023, the Company repurchased approximately 36.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $975.2 million. As of March 31, 2023, the Company has approximately $244.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the three months ended March 31, 2023, and 2022, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 152,037, and 71,641 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31, 2023
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$44,925	$(1,330)	$(6,504)	$37,091
Foreign exchange translation adjustment	(13,321)	980	—	(12,341)
Total	$31,604	$(350)	$(6,504)	$24,750
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of March 31, 2023, the Company expects approximately $26.0 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the three months ended March 31, 2023 and 2022:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(246,879)	19.00	—	(246,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At March 31, 2022	1,543,776	$19.00	2.99	1,543,776	$19.00

At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
At March 31, 2023	1,521,776	$19.00	1.99	1,521,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, RSUs and RSAs were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the three months ended March 31, 2023 and 2022, respectively, there were 868,315, and 580,710 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $5.9 million, and $6.0 million for the three months ended March 31, 2023 and 2022, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the three months ended March 31, 2023, and 2022:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2021	3,224,447	$24.30
Granted	2,484,363	29.92
Forfeited	(220,849)	24.92
Vested	(1,669,030)	25.07
At March 31, 2022	3,818,931	$27.60

At December 31, 2022	3,954,833	$28.13
Granted (1)	3,440,682	19.41
Forfeited	(71,475)	30.58
Vested	(2,393,550)	21.60
At March 31, 2023	4,930,490	$25.18
(1) Excluded in the number of RSUs and RSAs are 37,500 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $10.1 million, and $8.6 million for the three months ended March 31, 2023 and 2022, respectively, of compensation expense in relation to RSUs. As of March 31, 2023 and December 31, 2022, total unrecognized share-based compensation expense related to unvested RSUs was $87.8 million and $54.6 million, respectively, and this amount is to be recognized over a weighted average period of 1.5 and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiary, VAL, is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2023. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

VAL's regulatory capital and regulatory capital requirements as of March 31, 2023 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$567,382	$1,702	$565,680

As of March 31, 2023, VAL had $34.0 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.9 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of March 31, 2023 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp (1)	$11,994	$185	$11,809
Virtu Financial Canada ULC (1)	2,670	185	2,485
Ireland
Virtu Europe Trading Limited (1)	118,361	28,859	89,502
Virtu Financial Ireland Limited (1)	90,779	38,032	52,747
United Kingdom
Virtu ITG UK Limited (1)	1,434	925	509
Asia Pacific
Virtu ITG Australia Limited	25,796	8,063	17,733
Virtu ITG Hong Kong Limited	1,654	476	1,178
Virtu ITG Singapore Pte Limited	654	79	575
Virtu Financial Singapore Pte. Ltd.	128,570	56,686	71,884
(1) Preliminary

As of March 31, 2023, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2022 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$14,248	$184	$14,064
Virtu Financial Canada ULC	2,663	184	2,479
Ireland
Virtu Europe Trading Limited	78,834	28,502	50,332
Virtu Financial Ireland Limited	89,853	39,768	50,085
United Kingdom
Virtu ITG UK Limited	1,405	906	499
Asia Pacific
Virtu ITG Australia Limited	30,027	3,115	26,912
Virtu ITG Hong Kong Limited	1,683	497	1,186
Virtu ITG Singapore Pte Limited	1,147	91	1,056
Virtu Financial Singapore Pte. Ltd.	121,166	46,025	75,141

As of December 31, 2022, Virtu Europe Trading Limited and Virtu Canada Corp had $0.1 million and $0.4 million, respectively, of funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
United States	$522,629	$549,449
Ireland	53,959	77,958
Singapore	26,218	46,277
Canada	8,716	17,197
Australia	6,640	8,921
Others	2,218	1,460
Total revenues	$620,380	$701,262

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2023, and 2022 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2023
Total revenue	$498,921	$118,478	$2,981	$620,380
Income before income taxes and noncontrolling interest	124,109	9,015	1,641	134,765

2022
Total revenue	546,561	151,745	2,956	701,262
Income before income taxes and noncontrolling interest	224,220	15,126	2,365	241,711

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2023, and December 31, 2022 the Company had net payables to its affiliates of $0.4 million and receivables from its affiliates of $0.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.5 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively, to JNX for these trading activities.

The Company pays monthly use fees to two JVs in which it holds interests (see Note 11 "Variable Interest Entities"). These monthly fees are for the use of microwave communication networks operated by each of these JVs and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to these JVs of $6.3 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received rebates of $0.1 million and made payments of $6.7 million for the three months ended March 31, 2023 and 2022, respectively.

In the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. The Company consolidates this JV, and recorded noncontrolling interest of $39.2 million in the condensed consolidated statement of changes in equity as of March 31, 2023. Refer to Note 11 "Variable Interest Entities" for further details.
22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On April 20, 2023, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on June 15, 2023 to holders of record as of June 1, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2023, and 2022 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2023, which are included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2022, which are included in Items 8 and 7 respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on February 17, 2023 (the "2022 Form 10-K"), because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2022 Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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
•recent SEC proposals focused on equity markets which may, if adopted, materially change U.S. equity market structure, including by reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an ATS or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants;
•additionally, enhanced regulatory, congressional, and media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics may result in additional potential changes in regulation or law which could have an adverse effect on our business as well as adversely impact the public's perception of us or of companies in our industry;
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

Acquisition of ITG

On March 1, 2019, the "ITG Closing Date", we announced the completed acquisition of Investment Technology Group, Inc. and its subsidiaries ("ITG") in an all-cash transaction (the "ITG Acquisition"). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial ("VFH"), and Impala Borrower LLC (the "Acquisition Borrower"), a subsidiary of the Company, entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the "Acquisition Credit Agreement"). The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the "Acquisition First Lien Term Loan Facility") in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the "Acquisition First Lien Revolving Facility"), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted London Interbank Offered Rate ("LIBOR") or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2023, options to purchase 1,633,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Omnibus Equity Compensation Plan, dated as of June 8, 2017 (the "Amended and Restated ITG 2007 Equity Plan") and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted under the Amended and Restated ITG 2007 Equity Plan (the “Assumed Awards”). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the Agreement and Plan of Merger by and between the Company, Impala Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company, and ITG, dated as of November 6, 2018, the "ITG Merger Agreement") and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance based vesting conditions.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2023 in the amount of $3.6 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2023 in the amount of $135.9 million and tax receivable agreement obligation in the amount of $238.8 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of March 31, 2023; and (iv) provision for corporate income tax in the amount of $17.9 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2023, and 2022:

(in thousands)	Three Months Ended March 31,
Market Making	2023	2022
Total revenue	$498,921	$546,561
Total operating expenses	374,812	322,341
Income before income taxes and noncontrolling interest	124,109	224,220
Execution Services
Total revenue	118,478	151,745
Total operating expenses	109,463	136,619
Income before income taxes and noncontrolling interest	9,015	15,126
Corporate
Total revenue	2,981	2,956
Total operating expenses	1,340	591
Income before income taxes and noncontrolling interest	1,641	2,365
Consolidated
Total revenue	620,380	701,262
Total operating expenses	485,615	459,551
Income before income taxes and noncontrolling interest	$134,765	$241,711

The following table shows our results of operations for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
Trading income, net	$412,511	$522,307
Interest and dividends income	82,244	21,011
Commissions, net and technology services	121,444	154,655
Other, net	4,181	3,289
Total revenue	620,380	701,262

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	145,523	150,380
Communication and data processing	56,812	55,835
Employee compensation and payroll taxes	103,437	103,480
Interest and dividends expense	97,601	42,538
Operations and administrative	24,299	25,215
Depreciation and amortization	15,348	17,477
Amortization of purchased intangibles and acquired capitalized software	16,020	16,480
Termination of office leases	96	707
Debt issue cost related to debt refinancing, prepayment and commitment fees	2,176	25,684
Transaction advisory fees and expenses	15	422
Financing interest expense on long-term borrowings	24,288	21,333
Total operating expenses	485,615	459,551
Income before income taxes and noncontrolling interest	134,765	241,711
Provision for income taxes	24,682	41,786
Net income	$110,083	$199,925

Selected Operating Margins
Net Income Margin (1)	17.7%	28.5%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2023	2022
Net income	$110,083	$199,925
Noncontrolling interest	(52,202)	(87,668)

Net income available for common stockholders	$57,881	$112,257

Earnings per share
Basic	$0.56	$0.99
Diluted	$0.56	$0.98

Weighted average common shares outstanding
Basic	97,795,957	109,329,468
Diluted	97,813,691	110,066,641
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 66% and 74% of our total revenues for the three months ended March 31, 2023 and 2022, respectively.

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
•“EBITDA”, which measures our operating performance by adjusting net income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, prepayment, and commitment fees, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, charges related to share-based compensation and other expenses, which includes reserves for legal matters, and Other, net, which includes gains and losses from strategic investments and the sales of businesses.
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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$412,511	$522,307
Interest and dividends income	82,244	21,011
Commissions, net and technology services	121,444	154,655
Brokerage, exchange, clearance fees and payments for order flow, net	(145,523)	(150,380)
Interest and dividends expense	(97,601)	(42,538)
Adjusted Net Trading Income	$373,075	$505,055

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$110,083	$199,925
Financing interest expense on long-term borrowings	24,288	21,333
Debt issue cost related to debt refinancing, prepayment, and commitment fees	2,176	25,684
Depreciation and amortization	15,348	17,477
Amortization of purchased intangibles and acquired capitalized software	16,020	16,480
Provision for income taxes	24,682	41,786
EBITDA	$192,597	$322,685
Severance	2,646	2,001
Transaction advisory fees and expenses	15	422
Termination of office leases	96	707
Other	(3,468)	4,262
Share based compensation	15,583	13,712
Adjusted EBITDA	$207,469	$343,789

Selected Operating Margins
Net Income Margin (1)	29.5%	39.6%
EBITDA Margin (2)	51.6%	63.9%
Adjusted EBITDA Margin (3)	55.6%	68.1%
(1)Calculated by dividing net income by Adjusted Net Trading Income.
(2)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(3)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$110,083	$199,925
Provision for income taxes	24,682	41,786
Income before income taxes	134,765	241,711

Amortization of purchased intangibles and acquired capitalized software	16,020	16,480
Debt issue cost related to debt refinancing, prepayment, and commitment fees	2,176	25,684
Severance	2,646	2,001
Transaction advisory fees and expenses	15	422
Termination of office leases	96	707
Other	(3,468)	4,262
Share based compensation	15,583	13,712
Normalized Adjusted Net Income before income taxes	167,833	304,979
Normalized provision for income taxes (1)	40,281	73,195
Normalized Adjusted Net Income	$127,552	$231,784

Weighted Average Adjusted shares outstanding (2)	171,353,224	183,172,671

Normalized Adjusted EPS	$0.74	$1.27

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2023 and 2022.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$408,343	$4,168	$—	$412,511
Commissions, net and technology services	9,701	111,743	—	121,444
Interest and dividends income	79,687	2,557	—	82,244
Brokerage, exchange, clearance fees and payments for order flow, net	(122,950)	(22,573)	—	(145,523)
Interest and dividends expense	(96,924)	(677)	—	(97,601)
Adjusted Net Trading Income	$277,857	$95,218	$—	$373,075

	Three Months Ended March 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$516,358	$5,949	$—	$522,307
Commissions, net and technology services	9,048	145,607	—	154,655
Interest and dividends income	20,982	29	—	21,011
Brokerage, exchange, clearance fees and payments for order flow, net	(123,515)	(26,865)	—	(150,380)
Interest and dividends expense	(41,027)	(1,511)	—	(42,538)
Adjusted Net Trading Income	$381,846	$123,209	$—	$505,055

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three months ended March 31, 2023, and 2022:

(in thousands, except %)	2023			2022
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Market Making	$277,857	$4,482	74.5%	$381,846	$6,159	75.6%

Execution Services	95,218	1,536	25.5%	123,209	1,987	24.4%

Adjusted Net Trading Income	$373,075	$6,017	100.0%	$505,055	$8,146	100.0%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total Revenues

Our total revenues decreased $80.9 million, or 11.5%, to $620.4 million for the three months ended March 31, 2023, compared to $701.3 million for the three months ended March 31, 2022. The decrease was primarily driven by lower market volumes and lower volatility across global markets, and decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interacted during the three months ended March 31, 2023 compared to the same period in 2022.

The following table shows total revenues by segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands, except for percentage)	2023	2022	% Change
Market Making
Trading income, net	$408,343	$516,358	(20.9)%
Interest and dividends income	79,687	20,982	279.8%
Commissions, net and technology services	9,701	9,048	7.2%
Other, net	1,190	173	587.9%
Total revenues from Market Making	$498,921	$546,561	(8.7)%

Execution Services
Trading income, net	$4,168	$5,949	(29.9)%
Interest and dividends income	2,557	29	8,717.2%
Commissions, net and technology services	111,743	145,607	(23.3)%
Other, net	10	160	(93.8)%
Total revenues from Execution Services	$118,478	$151,745	(21.9)%

Corporate
Other, net	$2,981	$2,956	0.8%
Total revenues from Corporate	$2,981	$2,956	0.8%

Consolidated
Trading income, net	$412,511	$522,307	(21.0)%
Interest and dividends income	82,244	21,011	291.4%
Commissions, net and technology services	121,444	154,655	(21.5)%
Other, net	4,181	3,289	27.1%
Total revenues	$620,380	$701,262	(11.5)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $109.8 million, or 21.0% to $412.5 million for the three months ended March 31, 2023, compared to $522.3 million for the three months ended March 31, 2022. The decrease was largely a result of lower market volumes and lower volatility across global markets and decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interacted. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $61.2 million, or 291.4%, to $82.2 million for the three months ended March 31, 2023, compared to $21.0 million for the three months ended March 31, 2022. This increase was primarily attributable to the higher dividends earned on market making trading assets held over periods when dividends are paid along with an increase in interest income earned on cash collateral posted as part of securities borrowing transactions and interest earned on balances maintained at banks and prime brokers, both of which benefited from higher interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $33.2 million, or 21.5%, to $121.4 million for the three months ended March 31, 2023, compared to $154.7 million for the three months ended March 31, 2022. This decrease was driven by lower market volumes, a reduction of institutional investors' commissions available, and declining institutional engagement. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $0.9 million, or 27.1%, to $4.2 million for the three months ended March 31, 2023, compared to $3.3 million for the three months ended March 31, 2022. Other, net comprises changes in the valuation on our level 3 investment, as well as other miscellaneous income including gains and losses attributable to our variable interest entities.

Refer to Note 9 "Financial Assets and Liabilities" in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our level 3 investment.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $132.0 million, or 26.1%, to $373.1 million for the three months ended March 31, 2023, compared to $505.1 million for the three months ended March 31, 2022. This decrease was primarily attributable to lower Trading income, net in the Market Making segment during the three months ended March 31, 2023 compared to the same period in 2022, as noted above. Adjusted Net Trading Income per day decreased $2.1 million, or 25.9%, to $6.0 million for the three months ended March 31, 2023, compared to $8.1 million for the three months ended March 31, 2022. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $26.1 million, or 5.7%, to $485.6 million for the three months ended March 31, 2023, compared to $459.6 million for the three months ended March 31, 2022. The increase in operating expenses is primarily due to an increase in Interest and dividends expense, partially offset by a decline in Debt issue cost related to debt refinancing, prepayment and commitment fees, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $4.9 million, or 3.2%, to $145.5 million for the three months ended March 31, 2023, compared to $150.4 million for the three months ended March 31, 2022. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $1.0 million, or 1.7%, to $56.8 million for the three months ended March 31, 2023, compared to $55.8 million for the three months ended March 31, 2022. This increase was primarily due to increased connectivity spending in various communication and data processing services and subscriptions.

Employee compensation and payroll taxes. Employee compensation and payroll taxes remained consistent at $103.4 million for the three months ended March 31, 2023, compared to $103.5 million for the three months ended March 31, 2022.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $8.4 million and $8.5 million for the three months ended March 31, 2023, and 2022, respectively.

Interest and dividends expense. Interest and dividends expense increased $55.1 million or 129.4% to $97.6 million for the three months ended March 31, 2023, compared to $42.5 million for the three months ended March 31, 2022. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received as part of securities lending transactions and higher financing costs with respect to trading assets driven by higher interest rates. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $0.9 million or 3.6% to $24.3 million for the three months ended March 31, 2023, compared to $25.2 million for the three months ended March 31, 2022. This decrease was primarily driven by decreased regulatory expenses incurred during the three months ended March 31, 2023.

Depreciation and amortization. Depreciation and amortization decreased $2.1 million, or 12.2% to $15.3 million for the three months ended March 31, 2023, compared to $17.5 million for the three months ended March 31, 2022. The decrease is driven primarily by decreased amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.5 million, or 2.8%, to $16.0 million for the three months ended March 31, 2023, compared to $16.5 million for the three months ended March 31, 2022. This decrease was due to certain intangible assets being fully amortized during 2022.

Termination of office leases. Termination of office leases was $0.1 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased to $2.2 million for the three months ended March 31, 2023, compared to $25.7 million for the three months ended March 31, 2022. The decrease was primarily driven by the acceleration of deferred debt issuance costs incurred as a result of refinancing our long-term debt transaction in January 2022, described in further detail below.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were immaterial for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $3.0 million or 13.9% to $24.3 million for the three months ended March 31, 2023, compared to $21.3 million for the three months ended March 31, 2022.The increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt transaction in January 2022, as described in further detail below, and the effect of higher interest rates.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $24.7 million and 18.3% for the three months ended March 31, 2023, compared to $41.8 million and 17.3% for the three months ended March 31, 2022.

Liquidity and Capital Resources

General

As of March 31, 2023, we had $769.0 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2023, we had borrowings under our prime brokerage credit facilities of approximately $285.1 million, borrowings under our broker dealer facilities of $125.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,808.3 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $36.4 thousand to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, and $21.3 million in March 2022. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Our Canadian subsidiaries, Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.) and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Investment Industry Regulatory Organization of Canada. Our Irish subsidiaries, Virtu Financial Ireland Limited ("VFIL") and Virtu Europe Trading Limited ("VETL") (f/k/a Virtu ITG Europe Limited) are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VETL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, and Virtu ITG Hong Kong Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, respectively. Virtu ITG Singapore Pte. Limited and Virtu Financial Singapore Pte. Ltd. have similar regulatory requirements and are regulated by the Monetary Authority of Singapore.

See Note 19 "Regulatory Requirement" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2023, there was an outstanding principal balance on our broker-dealer facilities of $125.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $285.1 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 and up to and including January 15, 2022 at a price of $22.98. The Warrant was exercised on December 17, 2021 for 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term Secured Overnight Financing Rate ("SOFR") rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50% or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of March 31, 2023, $1,782.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2023.

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

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
Net cash provided by (used in):	2023	2022
Operating activities	$(148,382)	$(255,185)
Investing activities	(35,783)	(35,030)
Financing activities	(46,544)	(212,882)
Effect of exchange rate changes on cash and cash equivalents	1,648	(5,168)
Net decrease in cash and cash equivalents	$(229,061)	$(508,265)

Operating Activities

Net cash used in operating activities was $148.4 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $255.2 million for the three months ended March 31, 2022. The decrease in net cash used in operating activities was primarily attributable to lower net income, as well as increases in operating assets, net of operating liabilities, related to our trading activities for the three months ended March 31, 2023 compared to the prior period.

Investing Activities

Net cash used in investing activities was $35.8 million for the three months ended March 31, 2023, consistent with net cash used in investing activities of $35.0 million for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023 and 2022 consists of cash used for the acquisition of property, equipment, and capitalized software, and transactions related to our strategic investments.

Financing Activities

Net cash used in financing activities was $46.5 million for the three months ended March 31, 2023, compared to $212.9 million for the three months ended March 31, 2022. The cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to $52.0 million in dividends to stockholders and distributions made to noncontrolling interests and $93.2 million in purchases of treasury stock. The cash used in financing activities of $212.9 million during the same period of 2022 primarily reflects $125.8 million net dividends to stockholders, and distributions to noncontrolling interests, and $305.6 million purchase of treasury stock, partially offset by $164.4 million of net proceeds from long term borrowings, and an increase of $78.9 million in short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2023, the Company repurchased approximately 36.3 million shares of Class A Common Stock and Virtu Financial

Units for approximately $975.2 million. As of March 31, 2023, the Company has approximately of $244.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Condensed Consolidated Financial Statements See Note 9 "Financial Assets and Liabilities" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Interest and Dividends Income/Interest and Dividends Expense

Interest income and interest expense are accrued in accordance with contractual rates. Interest income consists of income earned on collateralized financing arrangements and on cash held by brokers and banks. Interest expense includes interest expense from collateralized transactions, margin and related short-term lending facilities. Dividends are recorded on the ex-dividend date, and interest is recognized on an accrual basis.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $4.1 million of amortization expense for the three months ended March 31, 2023, and 2022. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

Our on-exchange market making activities are not dependent on the direction of any particular market and are designed to minimize capital at risk at any given time by limiting the notional size of our positions. Our on-exchange market making strategies involve continuously quoting two-sided markets in various financial instruments with the intention of profiting by capturing the spread between the bid and offer price. If another market participant executes against the strategy’s bid or offer by crossing the spread, the strategy will attempt to lock in a return by either exiting the position or hedging in one or more different correlated instruments that represent economically equivalent value to the primary instrument. Such primary or hedging instruments include but are not limited to securities and derivatives such as: common shares, exchange traded products, American Depository Receipts (“ADRs”), options, bonds, futures, spot currencies and commodities. Substantially all of the financial instruments we trade are liquid and can be liquidated within a short time frame at low cost.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2023 and December 31, 2022 was $5.4 billion and $4.6 billion, respectively, in long positions and $5.1 billion and $4.2 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 15.8% and 21.6% of our total revenues for the three months ended March 31, 2023 and 2022, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $9.8 million and $15.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 14 "Commitments, Contingencies and Guarantees" to the Company’s Condensed Consolidated Financial Statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2022 Form 10-K.

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

Total share repurchases for the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	1,105,158	$20.12	794,513	$304,289,306
Class C Common Stock/ Virtu Financial Units repurchases	21,498	$19.73	N/A	N/A

February 1, 2023 - February 28, 2023
Class A Common Stock / Virtu Financial Units repurchases	2,448,127	$19.60	1,855,825	267,799,616

March 1, 2023 - March 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	1,282,161	$17.94	1,282,161	244,801,566
Total Common Stock / Virtu Financial Unit repurchases	4,856,944	$19.28	3,932,499	$244,801,566
(1) Includes the repurchase of 902,947 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2023

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2023, the Company repurchased approximately 36.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $975.2 million. As of March 31, 2023, the Company has approximately $244.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Douglas A. Cifu

10.2*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Joseph Mulluso.

10.3*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.4*†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Brett Fairclough.

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

Virtu Financial, Inc.

DATE:	April 28, 2023	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	April 28, 2023	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer