Form 10-Q
period 2023-06-30
Virtu Financial, Inc.
filed 2023-07-28
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of July 28, 2023
Class A common stock, par value $0.00001 per share	94,049,843
Class C common stock, par value $0.00001 per share	8,817,088
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$698,674	$981,580
Cash restricted or segregated under regulations and other	47,133	56,662
Securities borrowed	1,665,179	1,187,674
Securities purchased under agreements to resell	793,815	336,999
Receivables from broker-dealers and clearing organizations	1,459,826	1,115,185
Trading assets, at fair value:
Financial instruments owned	5,155,084	3,667,481
Financial instruments owned and pledged	1,297,216	963,071
Receivables from customers	130,623	80,830
Property, equipment and capitalized software (net of accumulated depreciation of $341,375 and $460,763 as of June 30, 2023 and December 31, 2022, respectively)	95,735	85,194
Operating lease right-of-use assets	174,136	187,442
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $350,053 and $318,013 as of June 30, 2023 and December 31, 2022, respectively)	289,440	321,480
Deferred tax assets	134,549	146,801
Other assets ($73,435 and $78,965, at fair value, as of June 30, 2023 and December 31, 2022, respectively)	299,348	303,916
Total assets	$13,389,684	$10,583,241

Liabilities and equity
Liabilities
Short-term borrowings	$111,721	$3,944
Securities loaned	1,306,894	1,060,432
Securities sold under agreements to repurchase	1,120,151	627,549
Payables to broker-dealers and clearing organizations	848,277	273,843
Payables to customers	39,740	46,525
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	5,812,887	4,196,974
Tax receivable agreement obligations	215,542	238,758
Accounts payable, accrued expenses and other liabilities	379,815	448,635
Operating lease liabilities	224,086	239,202
Long-term borrowings	1,778,270	1,795,952
Total liabilities	11,837,383	8,931,814

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 134,725,247 and 133,071,754 shares, Outstanding — 94,004,647 and 98,549,464 shares at June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2023 and December 31, 2022, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,856,531 and 9,030,066 shares at June 30, 2023 and December 31, 2022, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at June 30, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost, 40,720,600 and 34,522,290 shares at June 30, 2023 and December 31, 2022, respectively	(1,071,784)	(954,637)
Additional paid-in capital	1,335,269	1,292,613
Retained earnings (accumulated deficit)	980,481	972,317
Accumulated other comprehensive income (loss)	31,132	31,604
Total Virtu Financial Inc. stockholders' equity	1,275,100	1,341,899
Noncontrolling interest	277,201	309,528

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Total equity	1,552,301	1,651,427

Total liabilities and equity	$13,389,684	$10,583,241
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Trading income, net	$306,168	$395,928	$718,679	$918,235
Interest and dividends income	97,979	30,792	180,223	51,804
Commissions, net and technology services	109,504	136,340	230,948	290,995
Other, net	(6,797)	41,678	(2,617)	44,966
Total revenue	506,854	604,738	1,127,233	1,306,000

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	122,471	156,986	267,993	307,366
Communication and data processing	56,959	55,699	113,771	111,534
Employee compensation and payroll taxes	95,557	98,604	198,994	202,084
Interest and dividends expense	112,493	48,716	210,094	91,254
Operations and administrative	25,491	13,577	49,790	38,792
Depreciation and amortization	15,913	16,334	31,261	33,812
Amortization of purchased intangibles and acquired capitalized software	16,020	16,277	32,040	32,757
Termination of office leases	(146)	677	(50)	1,384
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,771	1,437	3,948	27,121
Transaction advisory fees and expenses	8	558	23	980
Financing interest expense on long-term borrowings	24,850	22,089	49,138	43,422
Total operating expenses	471,387	430,954	957,002	890,506
Income before income taxes and noncontrolling interest	35,467	173,784	170,231	415,494
Provision for income taxes	5,923	24,888	30,605	66,674
Net income	29,544	148,896	139,626	348,820
Noncontrolling interest	(12,842)	(63,729)	(65,044)	(151,397)

Net income available for common stockholders	$16,702	$85,167	$74,582	$197,423

Earnings per share
Basic	$0.16	$0.78	$0.73	$1.78
Diluted	$0.16	$0.78	$0.73	$1.77

Weighted average common shares outstanding
Basic	94,973,489	104,960,826	96,376,926	107,133,079
Diluted	94,973,489	105,478,278	96,376,926	107,759,784

Net income	$29,544	$148,896	$139,626	$348,820
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	2,527	(19,810)	4,175	(24,978)
Net change in unrealized cash flow hedges gain (loss), net of taxes	8,202	14,062	(4,966)	61,935
Comprehensive income	40,273	143,148	138,835	385,777
Less: Comprehensive income attributable to noncontrolling interest	(17,189)	(60,173)	(64,724)	(164,332)
Comprehensive income attributable to common stockholders	$23,084	$82,975	$74,111	$221,445

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,393,550	—	—	—	—	—	—	—	31,030	—	—	31,030	—	31,030
Repurchase of Class C common stock		—	(21,498)	—	—	—	—	—	(424)	—	—	(424)	—	(424)
Treasury stock purchases	(902,947)	—	—	—	—	—	(3,932,499)	(75,568)	—	(17,650)	—	(93,218)	—	(93,218)
Net income	—	—	—	—	—	—	—	—	—	57,881	—	57,881	52,202	110,083
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	980	980	668	1,648
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,834)	(7,834)	(5,334)	(13,168)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(24,696)	—	(24,696)	(27,308)	(52,004)
Issuance of common stock in connection with employee exchanges	152,037	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(152,037)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	134,714,394	$1	8,856,531	$—	60,091,740	$1	(38,454,789)	$(1,030,205)	$1,323,219	$987,852	$24,750	$1,305,618	$329,756	$1,635,374
Share based compensation	20,000	—	—	—	—	—	—	—	12,050	—	—	12,050	—	12,050
Treasury stock purchases	(9,147)	—	—	—	—	—	(2,265,811)	(41,579)	—	(165)	—	(41,744)	—	(41,744)
Net income	—	—	—	—	—	—	—	—	—	16,702	—	16,702	12,842	29,544
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,503	1,503	1,024	2,527
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	4,879	4,879	3,323	8,202
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,908)	—	(23,908)	(69,744)	(93,652)
Balance at June 30, 2023	134,725,247	$1	8,856,531	$—	60,091,740	$1	(40,720,600)	$(1,071,784)	$1,335,269	$980,481	$31,132	$1,275,100	$277,201	$1,552,301

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,669,030	—	—	—	—	—	—	—	27,377	—	—	27,377	—	27,377
Repurchase of Class C common stock	—	—	(234,269)	—	—	—	—	—	(8,204)	—	—	(8,204)	—	(8,204)
Treasury stock purchases	(612,844)	—	—	—	—	—	(8,908,544)	(287,211)	—	(18,354)	—	(305,565)	—	(305,565)
Stock options exercised	246,879	—	—	—	—	—	—	—	4,691	—	—	4,691	—	4,691
Net income	—	—	—	—	—	—	—	—	—	112,257	—	112,257	87,668	199,925
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,172)	(3,172)	(1,996)	(5,168)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	29,387	29,387	18,486	47,873
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27,054)	—	(27,054)	(98,751)	(125,805)
Issuance of common stock in connection with employee exchanges	71,641	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(71,641)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	132,872,351	$1	9,053,155	$—	60,091,740	$1	(27,235,407)	$(781,286)	$1,246,983	$897,387	$16,019	$1,379,105	$319,637	$1,698,742
Share based compensation	—	—	—	—	—	—	—	—	9,411	—	—	9,411	—	9,411
Repurchase of Class C common stock	—	—	(1,800)	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Treasury stock purchases	—	—	—	—	—	—	(1,762,756)	(47,486)	—	—	—	(47,486)	—	(47,486)
Stock options exercised	22,000	—	—	—	—	—	—	—	418	—	—	418	—	418
Net income	—	—	—	—	—	—	—	—	—	85,167	—	85,167	63,729	148,896
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(10,773)	(10,773)	(9,037)	(19,810)
Net change in unrealized cash flow hedges losses	—	—	—	—	—	—	—	—	—	—	8,580	8,580	5,482	14,062
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(26,067)	—	(26,067)	(76,906)	(102,973)
Issuance of common stock in connection with employee exchanges	21,289	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(21,289)	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$39,200	$39,200
Balance at June 30, 2022	132,915,640	$1	9,030,066	$—	60,091,740	$1	(28,998,163)	$(828,772)	$1,256,760	$956,487	$13,826	$1,398,303	$342,105	$1,740,408

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$139,626	$348,820

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	31,261	33,812
Amortization of purchased intangibles and acquired capitalized software	32,040	32,757
Debt issue cost related to debt refinancing and prepayment	306	24,316
Amortization of debt issuance costs and deferred financing fees	3,452	4,184
Termination of office leases	(50)	1,384
Share-based compensation	31,754	32,709
Deferred taxes	13,165	16,604
Other	2,742	5,335
Changes in operating assets and liabilities:
Securities borrowed	(477,505)	(20,294)
Securities purchased under agreements to resell	(456,816)	(3,313)
Receivables from broker-dealers and clearing organizations	(350,768)	(392,821)
Trading assets, at fair value	(1,821,748)	(923,766)
Receivables from customers	(49,793)	(80,457)
Operating lease right-of-use assets	13,306	16,852
Other assets	6,104	(71,206)
Securities loaned	246,462	(92,439)
Securities sold under agreements to repurchase	492,602	(13,132)
Payables to broker-dealers and clearing organizations	574,434	195,306
Payables to customers	(6,785)	51,970
Trading liabilities, at fair value	1,615,913	960,450
Operating lease liabilities	(15,116)	(21,072)
Accounts payable, accrued expenses and other liabilities	(50,970)	(48,377)
Net cash (used in) provided by operating activities	(26,384)	57,622

Cash flows from investing activities
Development of capitalized software	(26,411)	(26,769)
Acquisition of property and equipment	(21,865)	(14,246)
Other investing activities	(6,860)	45,018
Net cash (used in) provided by investing activities	(55,136)	4,003

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(145,656)	(228,778)
Repurchase of Class C common stock	(424)	(8,256)
Purchase of treasury stock	(134,962)	(353,051)
Stock options exercised	—	5,109
Short-term borrowings, net	111,056	94,945
Proceeds from long-term borrowings	—	1,800,000
Repayment of long term borrowings	(18,000)	(1,599,774)
Payment of tax receivable agreement obligations	(23,216)	(21,343)
Debt issuance costs	(3,888)	(35,882)
Contributions from noncontrolling interests	—	39,200
Net cash used in financing activities	(215,090)	(307,830)

Effect of exchange rate changes on cash and cash equivalents	4,175	(24,978)

Net decrease in cash and cash equivalents	(292,435)	(271,183)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,038,242	1,120,953
Cash, cash equivalents, and restricted or segregated cash, end of period	$745,807	$849,770

Supplementary disclosure of cash flow information

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for interest	$225,332	$104,765
Cash paid for taxes	15,345	86,495

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	9,811	8,234

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2023, VFI owned approximately 58.9% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Virtu Financial’s principal United States ("U.S.") subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre- and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited), each formed in Ireland; Virtu ITG UK Limited (“VIUK”), formed in the United Kingdom; Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.), formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

Liabilities - Supplier Finance Programs - In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This ASU requires new quantitative and qualitative disclosure requirements for a buyer who enters into supplier financing programs. The Company adopted this ASU on January 1, 2023 and it did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted as of June 30, 2023

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
3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income before income taxes and noncontrolling interest	$35,467	$173,784	$170,231	$415,494
Provision for income taxes	5,923	24,888	30,605	66,674
Net income	29,544	148,896	139,626	348,820

Noncontrolling interest	(12,842)	(63,729)	(65,044)	(151,397)

Net income available for common stockholders	$16,702	$85,167	$74,582	$197,423

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2023	2022	2023	2022
Basic earnings per share:
Net income available for common stockholders	$16,702	$85,167	$74,582	$197,423
Less: Dividends and undistributed earnings allocated to participating securities	(1,176)	(3,305)	(3,853)	(7,164)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	15,526	81,862	70,729	190,259

Weighted average shares of common stock outstanding:
Class A	94,973,489	104,960,826	96,376,926	107,133,079

Basic earnings per share	$0.16	$0.78	$0.73	$1.78

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2023	2022	2023	2022
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$15,526	$81,862	$70,729	$190,259

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	94,973,489	104,960,826	96,376,926	107,133,079
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	—	517,452	—	626,705
	94,973,489	105,478,278	96,376,926	107,759,784

Diluted earnings per share (1)	$0.16	$0.78	$0.73	$1.77

(1) The dilutive impact of unexercised stock options excludes from the computation of EPS 54,618 options for the three months ended June 30, 2023, and 17,647 options for the six months ended June 30, 2023 because inclusion of the options would have been anti-dilutive.

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

The Company made its first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, $21.3 million in March 2022, and $23.3 million in April 2023. Tax receivable payments are expected to range from approximately $36.4 thousand to $22.0 million per year over the next 15 years.

At June 30, 2023 and December 31, 2022, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $151.8 million and $162.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $215.5 million and $238.8 million for June 30, 2023 and December 31, 2022, respectively. The amounts recorded as of June 30, 2023 and December 31, 2022 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2023 and December 31, 2022, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and six months ended June 30, 2023 and 2022.

The following table presents the details of goodwill by segment as of June 30, 2023 and December 31, 2022:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of June 30, 2023 and December 31, 2022, the Company's total amount of intangible assets recorded was $289.4 million and $321.5 million, respectively. Acquired intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(213,907)	$272,693	10	to	12
Technology	136,000	(125,853)	10,147	1	to	6
Favorable occupancy leases	5,895	(4,793)	1,102	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(350,053)	$289,440

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(189,986)	$296,614	10	to	12
Technology	136,000	(118,119)	17,881	1	to	6
Favorable occupancy leases	5,895	(4,408)	1,487	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(318,013)	$321,480

Amortization expense relating to finite-lived intangible assets was approximately $16.0 million and $16.3 million for the three months ended June 30, 2023, and 2022, respectively, and $32.0 million, and $32.8 million for the six months ended June 30, 2023, and 2022, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2023	$31,921
2024	50,845
2025	47,879
2026	47,879
2027	47,879
2028	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Assets
Due from prime brokers	$966,509	$560,111
Deposits with clearing organizations	175,060	146,927
Net equity with futures commission merchants	106,101	137,312
Unsettled trades with clearing organizations	852	87,145
Securities failed to deliver	179,709	149,747
Commissions and fees	31,595	33,943
Total receivables from broker-dealers and clearing organizations	$1,459,826	$1,115,185

Liabilities
Due to prime brokers	$501,100	$229,424
Net equity with futures commission merchants (1)	(45,685)	(32,381)
Unsettled trades with clearing organizations	274,522	38
Securities failed to receive	113,734	70,576
Commissions and fees	4,606	6,186
Total payables to broker-dealers and clearing organizations	$848,277	$273,843
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $140.6 million and $212.9 million as of June 30, 2023 and December 31, 2022, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2023 and December 31, 2022, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at June 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
Securities received as collateral:
Securities borrowed	$1,631,134	$1,148,238
Securities purchased under agreements to resell	793,815	336,849
	$2,424,949	$1,485,087
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Equities	$1,285,503	$957,443
Exchange traded notes	11,713	5,628
	$1,297,216	$963,071

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	June 30, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$115,000	$(3,279)	$111,721
	$115,000	$(3,279)	$111,721

	December 31, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Short-term bank loans	3,944	—	3,944
	$3,944	$—	$3,944

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

	At June 30, 2023
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	6.26%	$400,000	$110,000	$(3,279)	$106,721
Committed facility	8.47%	650,000	—	—	—
Overdraft facility	8.59%	10,000	5,000	—	5,000
		$1,060,000	$115,000	$(3,279)	$111,721

	At December 31, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	5.50%	$400,000	$—	$—	$—
Committed facility	7.67%	650,000	—	—	—
Overdraft facility	7.80%	10,000	—	—	—
		$1,060,000	$—	$—	$—

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Broker-dealer credit facilities:
Uncommitted facility	$1,987	$789	$3,547	$1,293
Committed facility	—	23	—	38
	$1,987	$812	$3,547	$1,331

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2023, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2022, there was $3.9 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.8%. These short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At June 30, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.87%	$591,000	$140,644
		$591,000	$140,644

	At December 31, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.42%	$591,000	$212,912
		$591,000	$212,912

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $3.6 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $7.1 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.19%	$1,782,000	$(3,526)	$(24,457)	$1,754,017
SBI bonds	January 2026	5.00%	24,253	—	—	24,253
			$1,806,253	$(3,526)	$(24,457)	$1,778,270

		At December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	7.42%	$1,800,000	$(3,881)	$(26,858)	$1,769,261
SBI bonds	January 2026	5.00%	26,693	—	(2)	26,691
			$1,826,693	$(3,881)	$(26,860)	$1,795,952

Credit Agreements

In connection with the ITG Acquisition, Virtu Financial, VFH, and Impala Borrower LLC (the "Acquisition Borrower") entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the "Acquisition Credit Agreement").

On January 13, 2022 (the “Credit Agreement Closing Date”), Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the Acquisition Credit Agreement, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program, and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans and the Company repaid $18.0 million on January 13, 2023. The revolving commitments will terminate on January 13, 2025. As of June 30, 2023, $1,782 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($24.3 million) as of June 30, 2023 and ¥3.5 billion ($26.7 million) as of December 31, 2022. The Company had a gain of $2.1 million and a gain of $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and a gain of $2.4 million, and a gain of $4.9 million, during the six months ended June 30, 2023 and 2022, respectively, due to changes in foreign currency rates.

As of June 30, 2023, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	June 30, 2023
Remainder of 2023	$—
2024	18,000
2025	18,000
2026	42,253
2027	18,000
2028	18,000
Thereafter	1,692,000
Total principal of long-term borrowings	$1,806,253

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

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2023:

	June 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$781,837	$1,724,573	$—	$—	$2,506,410
U.S. and Non-U.S. government obligations	775,363	524,523	—	—	1,299,886
Corporate Bonds	—	1,323,402	—	—	1,323,402
Exchange traded notes	57	12,989	—	—	13,046
Currency forwards	—	611,584	—	(603,560)	8,024
Options	4,316	—	—	—	4,316
	$1,561,573	$4,197,071	$—	$(603,560)	$5,155,084

Financial instruments owned, pledged as collateral:
Equity securities	$770,965	$514,538	$—	$—	$1,285,503
Exchange traded notes	6	11,707	—	—	11,713
	$770,971	$526,245	$—	$—	$1,297,216

Other Assets
Equity investment	$—	$—	$71,059	$—	$71,059
Exchange stock	2,376	—	—	—	2,376
	$2,376	$—	$71,059	$—	$73,435

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$81,141	$—	$—	$81,141

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,495,283	$1,428,486	$—	$—	$2,923,769
U.S. and Non-U.S. government obligations	55,665	1,581,936	—	—	1,637,601
Corporate Bonds	—	1,202,295	—	—	1,202,295
Exchange traded notes	7	44,682	—	—	44,689
Currency forwards	—	657,348		(657,348)	—
Options	4,533	—			4,533
	$1,555,488	$4,914,747	$—	$(657,348)	$5,812,887

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2022:

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$461,487	$1,545,116	$—	$—	$2,006,603
U.S. and Non-U.S. government obligations	251,708	575,946	—	—	827,654
Corporate Bonds	—	803,880	—	—	803,880
Exchange traded notes	51	16,777	—	—	16,828
Currency forwards	—	500,553	—	(493,237)	7,316
Options	5,200	—	—	—	5,200
	$718,446	$3,442,272	$—	$(493,237)	$3,667,481
Financial instruments owned, pledged as collateral:
Equity securities	$552,641	$404,802	$—	$—	$957,443
Exchange traded notes	6	5,622	—	—	5,628
	$552,647	$410,424	$—	$—	$963,071
Other Assets
Equity investment	$—	$—	$76,613	$—	$76,613
Exchange stock	2,352	—	—	—	2,352
	$2,352	$—	$76,613	$—	$78,965

Receivables from broker dealers and clearing organizations:
Interest rate swap	—	87,268	—	—	87,268

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,146,701	$1,016,893	$—	$—	$2,163,594
U.S. and Non-U.S. government obligations	147,418	690,480	—	—	837,898
Corporate Bonds	—	1,183,394	—	—	1,183,394
Exchange traded notes	—	8,199	—	—	8,199
Currency forwards	—	497,799	—	(497,799)	—
Options	3,889	—	—	—	3,889
	$1,298,008	$3,396,765	$—	$(497,799)	$4,196,974

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	June 30, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$71,059	Discounted cash flow	Estimated revenue growth	0.8% - 6.4%	4.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	7.4x - 18.3x	11.4x

	December 31, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$76,613	Discounted cash flow	Estimated revenue growth	(5.7)% - 5.0%	3.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	(1.2)x - 18.1x	12.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended June 30, 2023
(in thousands)	Balance at March 31, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2023
Assets
Other assets:
Equity investment	$79,726	$—	$(8,667)	$—	$—	$71,059	$(8,667)
Total	$79,726	$—	$(8,667)	$—	$—	$71,059	$(8,667)
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

	Six Months Ended June 30, 2023
(in thousands)	Balance at December 31, 2022	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2023
Assets
Other assets:
Equity investment	$76,613	$—	$(5,554)	$—	$—	$71,059	$(5,554)
Total	$76,613	$—	$(5,554)	$—	$—	$71,059	$(5,554)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2023:

	June 30, 2023
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$698,674	$698,674	$698,674	$—	$—
Cash restricted or segregated under regulations and other	47,133	47,133	47,133	—	—
Securities borrowed	1,665,179	1,665,179	—	1,665,179	—
Securities purchased under agreements to resell	793,815	793,815	—	793,815	—
Receivables from broker-dealers and clearing organizations	1,378,685	1,378,685	—	1,378,685	—
Receivables from customers	130,623	130,623	—	130,623	—
Other assets (1)	32,967	32,967	11,758	21,209	—
Total Assets	$4,747,076	$4,747,076	$757,565	$3,989,511	$—

Liabilities
Short-term borrowings	$111,721	$115,000	$—	$115,000	$—
Long-term borrowings	1,778,270	1,801,798	—	1,801,798	—
Securities loaned	1,306,894	1,306,894	—	1,306,894	—
Securities sold under agreements to repurchase	1,120,151	1,120,151	—	1,120,151	—
Payables to broker-dealers and clearing organizations	848,277	848,277	—	848,277	—
Payables to customers	39,740	39,740	—	39,740	—
Other liabilities (2)	24,255	24,255	—	24,255	—
Total Liabilities	$5,229,308	$5,256,115	$—	$5,256,115	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,665,179	$—	$1,665,179	$(1,631,134)	$(6,261)	$27,784
Securities purchased under agreements to resell	793,815	—	793,815	(793,815)	—	—
Receivables from broker-dealers and clearing organizations:
Interest rate swaps	81,141	—	81,141	—	—	81,141
Trading assets, at fair value:
Currency forwards	611,584	(603,560)	8,024	—	—	8,024
Options	4,316	—	4,316	—	(3,978)	338
Total	$3,156,035	$(603,560)	$2,552,475	$(2,424,949)	$(10,239)	$117,287

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,306,894	$—	$1,306,894	$(1,287,973)	$(6,614)	$12,307
Securities sold under agreements to repurchase	1,120,151	—	1,120,151	(1,120,151)	—	—
Trading liabilities, at fair value:
Currency forwards	657,348	(657,348)	—	—	—	—
Options	4,533	—	4,533	—	(3,978)	555
Total	$3,088,926	$(657,348)	$2,431,578	$(2,408,124)	$(10,592)	$12,862

	December 31, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,187,674	$—	$1,187,674	$(1,148,238)	$(5,138)	$34,298
Securities purchased under agreements to resell	336,999	—	336,999	(336,849)	—	150
Receivables from broker-dealers and clearing organizations
Interest rate swaps	87,268	—	87,268	—	—	87,268
Trading assets, at fair value:
Currency forwards	500,553	(493,237)	7,316	—	—	7,316
Options	5,200	—	5,200	—	(3,889)	1,311
Total	$2,117,694	$(493,237)	$1,624,457	$(1,485,087)	$(9,027)	$130,343

	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,060,432	$—	$1,060,432	$(1,027,062)	$(9,100)	$24,270
Securities sold under agreements to repurchase	627,549	—	627,549	(627,388)	—	161
Trading liabilities, at fair value:
Currency forwards	497,799	(497,799)	—	—	—	—
Options	3,889	—	3,889	—	(3,889)	—
Total	$2,189,669	$(497,799)	$1,691,870	$(1,654,450)	$(12,989)	$24,431
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$150,000	$110,000	$—	$400,000
U.S. and Non-U.S. government obligations	720,151	—	—	—		720,151
Total	$720,151	$140,000	$150,000	$110,000	$—	$1,120,151

Securities loaned:
Equity securities	$1,306,894	$—	$—	$—	$—	$1,306,894
Total	$1,306,894	$—	$—	$—	$—	$1,306,894

	December 31, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$250,000	$100,000	$50,000	$—	$400,000
U.S. and Non-U.S. government obligations	227,549	—	—	—	—	227,549
Total	$227,549	$250,000	$100,000	$50,000	$—	$627,549

Securities loaned:
Equity securities	1,060,432	—	—	—	—	1,060,432
Total	$1,060,432	$—	$—	$—	$—	$1,060,432

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2023 and December 31, 2022:

(in thousands)		June 30, 2023		December 31, 2022
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(304)	$774,998	$(575)	$663,110
Commodity futures	Receivables from broker-dealers and clearing organizations	(3,636)	5,706,595	(31,007)	7,597,057
Currency futures	Receivables from broker-dealers and clearing organizations	(8,169)	3,226,865	(24,023)	7,460,531
Fixed income futures	Receivables from broker-dealers and clearing organizations	9	24,469	(360)	30,292
Options	Financial instruments owned	4,316	1,288,736	5,200	691,737
Currency forwards	Financial instruments owned	611,584	44,930,685	500,553	30,286,330

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	81,141	1,525,000	87,268	1,525,000

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(951)	$1,303,263	$1,819	$3,238,651
Commodity futures	Payables to broker-dealers and clearing organizations	358	35,234	597	39,046
Currency futures	Payables to broker-dealers and clearing organizations	(3,252)	566,817	8	6,386
Fixed income futures	Payables to broker-dealers and clearing organizations	(136)	149,069	(264)	123,043
Options	Financial instruments sold, not yet purchased	4,533	1,245,988	3,889	742,531
Currency forwards	Financial instruments sold, not yet purchased	657,348	44,953,567	497,799	30,284,952

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2023	2022	2023	2022
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(4,449)	$118,455	$120,017	$195,801
Currency forwards	Trading income, net	16,750	(44,665)	(46,187)	(35,754)
Options	Trading income, net	(1,510)	157	1,145	(938)
Interest rate swap on term loan	Other, net	(469)	(469)	(932)	(932)
		$10,322	$73,478	$74,043	$158,177

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$9,514	$16,430	$(5,879)	$72,575
		$9,514	$16,430	$(5,879)	$72,575
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of June 30, 2023, the Company held noncontrolling interests of 11.1% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2023, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of June 30, 2023, the Company held approximately a 14.2% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of June 30, 2023, the Company held approximately a 9.3% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at June 30, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$50,939	$—	$50,939	$264,860

The following table presents the Company’s nonconsolidated VIEs at December 31, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$43,589	$—	$43,589	$239,682

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of June 30, 2023, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 13 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$6,634	$69,993	$—	$76,627
Workflow technology	—	22,576	—	22,576
Analytics	—	10,301	—	10,301
Total revenue from contracts with customers	6,634	102,870	—	109,504

Other sources of revenue	398,616	6,246	(7,512)	397,350

Total revenues	$405,250	$109,116	$(7,512)	$506,854

Timing of revenue recognition:
Services transferred at a point in time	$405,250	$90,940	$(7,512)	$488,678
Services transferred over time	—	18,176	—	18,176
Total revenues	$405,250	$109,116	$(7,512)	$506,854

	Three Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$11,145	$90,998	$—	$102,143
Workflow technology	—	24,334	—	24,334
Analytics	—	9,863	—	9,863
Total revenue from contracts with customers	11,145	125,195	—	136,340

Other sources of revenue	421,450	5,802	41,146	468,398

Total revenues	$432,595	$130,997	$41,146	$604,738

Timing of revenue recognition:
Services transferred at a point in time	$432,595	$112,989	$41,146	$586,730
Services transferred over time	—	18,008	—	18,008
Total revenues	$432,595	$130,997	$41,146	$604,738

	Six Months Ended June 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$16,334	$147,251	$—	$163,585
Workflow technology	—	47,532	—	47,532
Analytics	—	19,831	—	19,831
Total revenue from contracts with customers	16,334	214,614	—	230,948

Other sources of revenue	887,835	12,979	(4,529)	896,285

Total revenues	$904,169	$227,593	$(4,529)	$1,127,233

Timing of revenue recognition:
Services transferred at a point in time	$904,169	$191,419	$(4,529)	$1,091,059
Services transferred over time	—	36,174	—	36,174
Total revenues	$904,169	$227,593	$(4,529)	$1,127,233

	Six Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$20,194	$199,187	$—	$219,381
Workflow technology	—	51,270	—	51,270
Analytics	—	20,344		20,344
Total revenue from contracts with customers	20,194	270,801	—	290,995

Other sources of revenue	958,964	11,941	44,100	1,015,005

Total revenues	$979,158	$282,742	$44,100	$1,306,000

Timing of revenue recognition:
Services transferred at a point in time	$979,158	$246,303	$44,100	$1,269,561
Services transferred over time	—	36,439	—	36,439
Total revenues	$979,158	$282,742	$44,100	$1,306,000

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2023 and 2022, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $55.8 million and $56.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2023.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $14.0 million and $9.6 million as of June 30, 2023 and December 31, 2022, respectively. The Company recognized the full amount of revenue during the six months ended June 30, 2023 and 2022, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and six months ended June 30, 2023 and 2022, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $5.9 million, and 16.7%, and $24.9 million, and 14.3% for the three months ended June 30, 2023 and 2022, respectively and $30.6 million, and 18.0%, and $66.7 million, and 16.0% for the six months ended June 30, 2023 and 2022, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022 are current income tax receivables of $48.3 million and $54.1 million, respectively. The balances at June 30, 2023 and December 31, 2022 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022 are current tax liabilities of $9.3 million and $13.4 million, respectively. The balances at June 30, 2023 and December 31, 2022 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At June 30, 2023 and December 31, 2022, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At June 30, 2023 and December 31, 2022, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses of $66.9 million and $64.6 million at June 30, 2023 and December 31, 2022, respectively, and recorded a related deferred tax asset of $12.8 million and $12.4 million, respectively. A valuation allowance of $12.8 million and $12.4 million was recorded against this deferred tax asset at June 30, 2023 and December 31, 2022, respectively as it is more likely than not that a substantial portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at June 30, 2023 and December 31, 2022 of $239.3 million, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at both June 30, 2023 and December 31, 2022 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2023 and December 31, 2022 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2023, the Company’s tax years for 2015 through 2021 and 2016 through 2021 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2021. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $6.8 million of unrecognized tax benefits as of June 30, 2023, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2023.

14. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time, including, among others, a matter in which the Company has been responding to requests for information from the U.S. Securities and Exchange Commission in connection with an investigation of aspects of the Company’s internal information access barriers. The Company has continued to cooperate with this civil investigation and engaged in settlement discussions. The Company has been unable to reach a settlement and, consistent with its previous disclosure, has received a Wells Notice from the SEC, to which it has responded. The Company expects the SEC to file an action against the Company alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it would have meritorious defenses in the event of such an action and intends to defend itself vigorously. Specifically, the Company would plan to assert, among other defenses, that it maintained reasonable policies, procedures and controls to protect data during the period consistent with applicable law, that related statements made to clients and investors were true and accurate, and that the statute of limitations has expired with respect to certain claims.

In a matter related to the SEC investigation noted above, on May 19, 2023, the Company and certain of its current and former executive officers were named as defendants in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770. The complaint was filed by a purported stockholder in the Eastern District of New York on behalf of a putative class and asserts that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws. The Company also received a request for information pursuant to Section 220 of the Delaware General Corporation Law from counsel for a purported stockholder. The Company believes it has meritorious defenses against pending or contemplated claims that its public disclosures in relation to the SEC investigation were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law and will defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. Specifically, in 2022 the SEC proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. Further, in 2023, the SEC proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI) and has indicated that additional rule proposals may be forthcoming. If adopted, these or other potential rule changes could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$174,136	$187,442
Operating lease liabilities	Operating lease liabilities	224,086	239,202

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	36,343	27,908
Accumulated depreciation	Property, equipment, and capitalized software, net	(12,985)	(12,736)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	23,682	15,323

Weighted average remaining lease term and discount rate are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	6.10 years	6.21 years
Finance leases	3.1 years	2.84 years
Weighted average discount rate
Operating leases	5.51%	5.43%
Finance leases	4.36%	3.92%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost:
Fixed	$19,487	$18,426	$38,365	$36,494
Variable	1,292	1,349	3,056	3,245
Total Operating lease cost	$20,779	$19,775	$41,421	$39,739

Sublease income	4,917	4,923	9,806	9,846

Finance lease cost:
Amortization of ROU Asset	$2,428	$1,986	$4,552	$3,894
Interest on lease liabilities	312	96	520	174
Total Finance lease cost	$2,740	$2,082	$5,072	$4,068

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2023, are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$36,932	$4,607
2024	46,498	8,385
2025	38,395	4,798
2026	35,241	4,020
2027	29,117	3,930
2028 and thereafter	81,452	490
Total lease payments	$267,635	$26,230
Less imputed interest	(43,549)	(2,548)
Total lease liability	$224,086	$23,682

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$698,674	$981,580
Cash restricted or segregated under regulations and other	47,133	56,662
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$745,807	$1,038,242

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 85.8% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 58.9% interest in Virtu Financial at June 30, 2023.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2023 and December 31, 2022, there were 4,289,305 and 4,462,840 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 173,535 and 328,999 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2023, and 2022, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2023, the Company repurchased approximately 38.5 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,016.7 million. As of June 30, 2023, the Company has approximately $203.3 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the six months ended June 30, 2023, and 2022, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 152,037, and 92,930 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30, 2023
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$37,091	$12,414	$(7,535)	$41,970
Foreign exchange translation adjustment	(12,341)	1,503	—	(10,838)
Total	$24,750	$13,917	$(7,535)	$31,132
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2023, the Company expects approximately $30.1 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

	Six Months Ended June 30, 2023
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$44,925	$11,025	$(13,980)	$41,970
Foreign exchange translation adjustment	(13,321)	2,483	—	(10,838)
Total	$31,604	$13,508	$(13,980)	$31,132
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of June 30, 2023, the Company expects approximately $30.1 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the six months ended June 30, 2023 and 2022:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At June 30, 2022	1,521,776	$19.00	2.74	1,521,776	$19.00

At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(10,000)	—	—	—	—
At June 30, 2023	1,511,776	$19.00	1.74	1,521,776	$19.00

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

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted thereunder ("the Assumed Awards"). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the ITG Merger Agreement) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance based vesting conditions.

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units ("RSUs") and restricted stock awards ("RSAs") were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the six months ended June 30, 2023 and 2022, respectively, there were 868,315, and 580,710 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $6.1 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively, and $12.0 million, and $15.5 million for the six months ended June 30, 2023 and 2022, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the six months ended June 30, 2023, and 2022:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2021	3,224,447	$24.30
Granted	2,951,863	30.03
Forfeited	(322,220)	25.47
Vested	(1,669,030)	25.07
At June 30, 2022	4,185,060	$27.94

At December 31, 2022	3,954,833	$28.13
Granted (1)	3,473,137	19.40
Forfeited	(139,609)	27.48
Vested	(2,413,550)	23.59
At June 30, 2023	4,874,811	$24.18
(1) Excluded in the number of RSUs and RSAs are 37,500 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $10.1 million and $9.5 million for the three months ended June 30, 2023 and 2022, respectively, and $20.2 million, and $18.1 million for the six months ended June 30, 2023 and 2022, respectively, of compensation expense in relation to RSUs. As of June 30, 2023 and December 31, 2022, total unrecognized share-based compensation expense related to unvested RSUs was $74.7 million and $54.6 million, respectively, and this amount is to be recognized over a weighted average period of 1.3 and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiaries VAL and RFQ-Hub Americas LLC ("RAL"), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2023. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company's U.S. subsidiaries as of June 30, 2023 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$455,763	$1,577	$454,186
RFQ-Hub Americas LLC	2,111	5	2,106

As of June 30, 2023, VAL had $40.9 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $5.9 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

The regulatory capital and regulatory capital requirements of the Company's U.S. subsidiaries as of December 31, 2022 was as follows:

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

Foreign Subsidiaries

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Canadian Investment Regulatory Organization ("CIRO"), the Central Bank of Ireland ("CBI"), the Financial Conduct Authority ("FCA") in the United Kingdom, the Australian Securities and Investments Commission ("ASIC"), the Securities and Futures Commission in Hong Kong ("SFC"), and the Monetary Authority of Singapore ("MAS").

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of June 30, 2023 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp (1)	$11,516	$189	$11,327
Virtu Financial Canada ULC	2,682	189	2,493
Ireland
Virtu Europe Trading Limited (1)	119,962	27,176	92,786
Virtu Financial Ireland Limited (1)	90,589	51,497	39,092
United Kingdom
Virtu ITG UK Limited (1)	1,477	953	524
Asia Pacific
Virtu ITG Australia Limited	22,986	7,452	15,534
Virtu ITG Hong Kong Limited	2,340	556	1,784
Virtu ITG Singapore Pte Limited	690	87	603
Virtu Financial Singapore Pte. Ltd.	126,025	69,227	56,798
(1) Preliminary
As of June 30, 2023, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
United States	$415,338	$485,744	$937,966	$1,035,193
Ireland	47,493	58,072	101,452	136,030
Singapore	28,079	31,043	54,297	77,320
Canada	7,782	21,514	16,498	38,711
Australia	7,215	7,347	13,855	16,268
Others	947	1,018	3,165	2,478
Total revenues	$506,854	$604,738	$1,127,233	$1,306,000

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate.

The Market Making segment principally consists of market making in the cash, futures, and options markets across global equities, fixed income, currencies, and commodities. As a market maker, the Company commits capital on a principal basis by offering to buy securities from, or sell securities to, broker-dealers, banks and institutions. The Company engages in principal trading in the Market Making segment direct to clients as well as in a supplemental capacity on exchanges, Electronic Communications Networks ("ECNs") and alternative trading systems ("ATSs"). The Company is an active participant on all major global equity and futures exchanges and also trades on substantially all domestic electronic options exchanges. As a complement to electronic market making, the cash trading business handles specialized orders and also transacts on the OTC Link ATS operated by OTC Markets Group Inc.

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2023, and 2022 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2023:
Total revenue	$405,250	$109,116	$(7,512)	$506,854
Income before income taxes and noncontrolling interest	43,741	(115)	(8,159)	35,467

2022:
Total revenue	432,595	130,997	41,146	604,738
Income (loss) before income taxes and noncontrolling interest	125,446	7,887	40,451	173,784

The Company's Pre-tax earnings by segment for the six months ended June 30, 2023, and 2022 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2023
Total revenue	$904,169	$227,593	$(4,529)	$1,127,233
Income before income taxes and noncontrolling interest	167,850	8,898	(6,517)	170,231

2022
Total revenue	979,158	282,742	44,100	1,306,000
Income before income taxes and noncontrolling interest	349,668	23,013	42,813	415,494

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2023, and December 31, 2022 the Company had net payables to its affiliates of $1.8 million and receivables from its affiliates of $0.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.4 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, and $5.9 million and $7.5 million for the six months ended June 30, 2023 and 2022, respectively, to JNX for these trading activities.

The Company pays monthly use fees to two JVs in which it holds interests (see Note 11 "Variable Interest Entities"). These monthly fees are for the use of microwave communication networks operated by each of these JVs and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to these JVs of $6.3 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively, and $12.6 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $0.1 million and received rebates of $6.2 million for the three months ended June 30, 2023 and 2022, respectively, and the Company made payments of $0.2 million and received rebates of $12.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

On July 26, 2023, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on September 15, 2023 to holders of record as of September 1, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2023, and 2022 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2023, which are included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2022, which are included in Items 8 and 7 respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2023, options to purchase 1,643,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2023 in the amount of $5.4 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2023 in the amount of $129.1 million and tax receivable agreement obligation in the amount of $215.5 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of June 30, 2023; and (iv) provision for corporate income tax in the amount of $1.1 million and $19.0 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2023, and 2022:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2023	2022	2023	2022
Total revenue	$405,250	$432,595	$904,169	$979,158
Total operating expenses	361,509	307,149	736,319	629,490
Income before income taxes and noncontrolling interest	43,741	125,446	167,850	349,668
Execution Services
Total revenue	109,116	130,997	227,593	282,742
Total operating expenses	109,231	123,110	218,695	259,729
Income before income taxes and noncontrolling interest	(115)	7,887	8,898	23,013
Corporate
Total revenue	(7,512)	41,146	(4,529)	44,100
Total operating expenses	647	695	1,988	1,287
Income before income taxes and noncontrolling interest	(8,159)	40,451	(6,517)	42,813
Consolidated
Total revenue	506,854	604,738	1,127,233	1,306,000
Total operating expenses	471,387	430,954	957,002	890,506
Income before income taxes and noncontrolling interest	$35,467	$173,784	$170,231	$415,494

The following table shows our results of operations for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Trading income, net	$306,168	$395,928	$718,679	$918,235
Interest and dividends income	97,979	30,792	180,223	51,804
Commissions, net and technology services	109,504	136,340	230,948	290,995
Other, net	(6,797)	41,678	(2,617)	44,966
Total revenue	506,854	604,738	1,127,233	1,306,000

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	122,471	156,986	267,993	307,366
Communication and data processing	56,959	55,699	113,771	111,534
Employee compensation and payroll taxes	95,557	98,604	198,994	202,084
Interest and dividends expense	112,493	48,716	210,094	91,254
Operations and administrative	25,491	13,577	49,790	38,792
Depreciation and amortization	15,913	16,334	31,261	33,812
Amortization of purchased intangibles and acquired capitalized software	16,020	16,277	32,040	32,757
Termination of office leases	(146)	677	(50)	1,384
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,771	1,437	3,948	27,121
Transaction advisory fees and expenses	8	558	23	980
Financing interest expense on long-term borrowings	24,850	22,089	49,138	43,422
Total operating expenses	471,387	430,954	957,002	890,506
Income before income taxes and noncontrolling interest	35,467	173,784	170,231	415,494
Provision for income taxes	5,923	24,888	30,605	66,674
Net income	$29,544	$148,896	$139,626	$348,820

Selected Operating Margins
GAAP Net income Margin (1)	5.8%	24.6%	12.4%	26.7%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2023	2022	2023	2022
Net income	$29,544	$148,896	$139,626	$348,820
Noncontrolling interest	(12,842)	(63,729)	(65,044)	(151,397)

Net income available for common stockholders	$16,702	$85,167	$74,582	$197,423

Earnings per share
Basic	$0.16	$0.78	$0.73	$1.78
Diluted	$0.16	$0.78	$0.73	$1.77

Weighted average common shares outstanding
Basic	94,973,489	104,960,826	96,376,926	107,133,079
Diluted	94,973,489	105,478,278	96,376,926	107,759,784
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 64% and 70% of our total revenues for the six months ended June 30, 2023 and 2022, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Non-GAAP Operating Margins for the three and six months ended June 30, 2023, and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$306,168	$395,928	$718,679	$918,235
Interest and dividends income	97,979	30,792	180,223	51,804
Commissions, net and technology services	109,504	136,340	230,948	290,995
Brokerage, exchange, clearance fees and payments for order flow, net	(122,471)	(156,986)	(267,993)	(307,366)
Interest and dividends expense	(112,493)	(48,716)	(210,094)	(91,254)
Adjusted Net Trading Income	$278,687	$357,358	$651,763	$862,414

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$29,544	$148,896	$139,626	$348,820
Financing interest expense on long-term borrowings	24,850	22,089	49,138	43,422
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,771	1,437	3,948	27,121
Depreciation and amortization	15,913	16,334	31,261	33,812
Amortization of purchased intangibles and acquired capitalized software	16,020	16,277	32,040	32,757
Provision for income taxes	5,923	24,888	30,605	66,674
EBITDA	$94,021	$229,921	$286,618	$552,606
Severance	1,265	757	3,910	2,759
Transaction advisory fees and expenses	8	558	23	980
Termination of office leases	(146)	677	(50)	1,384
Other	10,671	(41,631)	7,204	(37,369)
Share based compensation	16,171	18,997	31,754	32,709
Adjusted EBITDA	$121,990	$209,279	$329,459	$553,069

Selected Operating Margins
GAAP Net income Margin (1)	5.8%	24.6%	12.4%	26.7%
Non-GAAP Net income Margin (2)	10.6%	41.7%	21.4%	40.4%
EBITDA Margin (3)	33.7%	64.3%	44.0%	64.1%
Adjusted EBITDA Margin (4)	43.8%	58.6%	50.5%	64.1%
(1)Calculated by dividing Net income by Total revenue.
(2)Calculated by dividing net income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$29,544	$148,896	$139,626	$348,820
Provision for income taxes	5,923	24,888	30,605	66,674
Income before income taxes	35,467	173,784	170,231	415,494

Amortization of purchased intangibles and acquired capitalized software	16,020	16,277	32,040	32,757
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,771	1,437	3,948	27,121
Severance	1,265	757	3,910	2,759
Transaction advisory fees and expenses	8	558	23	980
Termination of office leases	(146)	677	(50)	1,384
Other	10,671	(41,631)	7,204	(37,369)
Share based compensation	16,171	18,997	31,754	32,709
Normalized Adjusted Net Income before income taxes	81,227	170,856	249,060	475,835
Normalized provision for income taxes (1)	19,495	41,006	59,772	114,201
Normalized Adjusted Net Income	$61,732	$129,850	$189,288	$361,634

Weighted Average Adjusted shares outstanding (2)	168,831,964	178,886,524	170,085,629	181,017,758

Normalized Adjusted EPS	$0.37	$0.73	$1.11	$2.00

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and six months ended June 30, 2023 and 2022.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$302,312	$3,856	$—	$306,168
Commissions, net and technology services	6,634	102,870	—	109,504
Interest and dividends income	95,595	2,384	—	97,979
Brokerage, exchange, clearance fees and payments for order flow, net	(99,842)	(22,629)	—	(122,471)
Interest and dividends expense	(111,508)	(985)	—	(112,493)
Adjusted Net Trading Income	$193,191	$85,496	$—	$278,687

	Three Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$390,263	$5,665	$—	$395,928
Commissions, net and technology services	11,145	125,195	—	136,340
Interest and dividends income	30,792	—	—	30,792
Brokerage, exchange, clearance fees and payments for order flow, net	(131,121)	(25,865)	—	(156,986)
Interest and dividends expense	(47,355)	(1,361)	—	(48,716)
Adjusted Net Trading Income	$253,724	$103,634	$—	$357,358

	Six Months Ended June 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$710,655	$8,024	$—	$718,679
Commissions, net and technology services	16,334	214,614	—	230,948
Interest and dividends income	175,283	4,940	—	180,223
Brokerage, exchange, clearance fees and payments for order flow, net	(222,791)	(45,202)	—	(267,993)
Interest and dividends expense	(208,431)	(1,663)	—	(210,094)
Adjusted Net Trading Income	$471,050	$180,713	$—	$651,763

	Six Months Ended June 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$906,621	$11,614	$—	$918,235
Commissions, net and technology services	20,194	270,801	—	290,995
Interest and dividends income	51,775	29	—	51,804
Brokerage, exchange, clearance fees and payments for order flow, net	(254,636)	(52,730)	—	(307,366)
Interest and dividends expense	(88,382)	(2,872)	—	(91,254)
Adjusted Net Trading Income	$635,572	$226,842	$—	$862,414

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$193,191	$253,724	(23.9)%
Execution Services	85,496	103,634	(17.5)%
Adjusted Net Trading Income	$278,687	$357,358	(22.0)%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$3,116	$4,092	(23.9)%
Execution Services	1,379	1,672	(17.5)%
Average Daily Adjusted Net Trading Income	$4,495	$5,764	(22.0)%

	Six Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$471,050	$635,572	(25.9)%
Execution Services	180,713	226,842	(20.3)%
Adjusted Net Trading Income	$651,763	$862,414	(24.4)%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$3,799	$5,126	(25.9)%
Execution Services	1,457	1,829	(20.3)%
Average Daily Adjusted Net Trading Income	$5,256	$6,955	(24.4)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total Revenues

Our total revenues decreased $97.9 million, or 16.2%, to $506.9 million for the three months ended June 30, 2023, compared to $604.7 million for the three months ended June 30, 2022. The decrease was primarily driven by lower market volumes and lower volatility across global markets, and decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interacted during the three months ended June 30, 2023 compared to the same period in 2022, as well as a decrease in Other, net, which was driven by gains recorded on sales of various strategic investments in 2022.

The following table shows total revenues by segment for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(in thousands, except for percentage)	2023	2022	% Change
Market Making
Trading income, net	$302,312	$390,263	(22.5)%
Interest and dividends income	95,595	30,792	210.5%
Commissions, net and technology services	6,634	11,145	(40.5)%
Other, net	709	395	79.5%
Total revenues from Market Making	$405,250	$432,595	(6.3)%

Execution Services
Trading income, net	$3,856	$5,665	(31.9)%
Interest and dividends income	2,384	—	NM
Commissions, net and technology services	102,870	125,195	(17.8)%
Other, net	6	137	(95.6)%
Total revenues from Execution Services	$109,116	$130,997	(16.7)%

Corporate
Other, net	$(7,512)	$41,146	NM
Total revenues from Corporate	$(7,512)	$41,146	NM

Consolidated
Trading income, net	$306,168	$395,928	(22.7)%
Interest and dividends income	97,979	30,792	218.2%
Commissions, net and technology services	109,504	136,340	(19.7)%
Other, net	(6,797)	41,678	NM
Total revenues	$506,854	$604,738	(16.2)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $89.8 million, or 22.7% to $306.2 million for the three months ended June 30, 2023, compared to $395.9 million for the three months ended June 30, 2022. The decrease was largely a result of lower market volumes and lower volatility across global markets and decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interacted. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $67.2 million, or 218.2%, to $98.0 million for the three months ended June 30, 2023, compared to $30.8 million for the three months ended June 30, 2022. This increase was primarily attributable to the higher dividends earned on market making trading assets held over periods when dividends are paid along with an increase in interest income earned on cash collateral posted as part of securities borrowing transactions and interest earned on balances maintained at banks and prime brokers, both of which benefited from higher interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $26.8 million, or 19.7%, to $109.5 million for the three months ended June 30, 2023, compared to $136.3 million for the three months ended June 30, 2022. This decrease was driven by lower market volumes, a reduction of institutional investors' commissions available, and declining institutional engagement. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $48.5 million, or 116.3%, to $(6.8) million for the three months ended June 30, 2023, compared to $41.7 million for the three months ended June 30, 2022. Other, net comprises changes in the valuation on our level 3 investment, as well as other miscellaneous income including gains and losses attributable to our variable interest entities and other investments. The three months ended June 30, 2022 included gains from sales of investments in our strategic investments portfolio. Refer to Note 9 "Financial Assets and Liabilities" in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our level 3 investment.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $78.7 million, or 22.0%, to $278.7 million for the three months ended June 30, 2023, compared to $357.4 million for the three months ended June 30, 2022. This decrease was primarily attributable to lower Trading income, net in the Market Making segment during the three months ended June 30, 2023 compared to the same period in 2022, as noted above. Adjusted Net Trading Income per day decreased $1.3 million, or 22.0%, to $4.5 million for the three months ended June 30, 2023, compared to $5.8 million for the three months ended June 30, 2022. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $40.4 million, or 9.4%, to $471.4 million for the three months ended June 30, 2023, compared to $431.0 million for the three months ended June 30, 2022. The increase in operating expenses is primarily due to an increase in Interest and dividends expense, partially offset by a decline in Brokerage, exchange, clearance fees and payments for order flow, net, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $34.5 million, or 22.0%, to $122.5 million for the three months ended June 30, 2023, compared to $157.0 million for the three months ended June 30, 2022. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $1.3 million, or 2.3%, to $57.0 million for the three months ended June 30, 2023, compared to $55.7 million for the three months ended June 30, 2022. This increase was primarily due to increased connectivity spending on colocation, and microwave communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $3.0 million, or 3.1% to $95.6 million for the three months ended June 30, 2023, compared to $98.6 million for the three months ended June 30, 2022. The decrease in compensation levels was primarily attributable to a decrease in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $10.1 million and $8.3 million for the three months ended June 30, 2023, and 2022, respectively.

Interest and dividends expense. Interest and dividends expense increased $63.8 million or 130.9% to $112.5 million for the three months ended June 30, 2023, compared to $48.7 million for the three months ended June 30, 2022. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received as part of securities lending transactions and higher financing costs with respect to trading assets driven by higher interest rates. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $11.9 million or 87.8% to $25.5 million for the three months ended June 30, 2023, compared to $13.6 million for the three months ended June 30, 2022. This increase was primarily driven by favorable foreign exchange rate movements in the prior year period.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 2.6% to $15.9 million for the three months ended June 30, 2023, compared to $16.3 million for the three months ended June 30, 2022. The decrease is driven primarily by decreased amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.3 million, or 1.6%, to $16.0 million for the three months ended June 30, 2023, compared to $16.3 million for the three months ended June 30, 2022. This decrease was due to certain intangible assets being fully amortized during 2022.

Termination of office leases. Termination of office leases was $(0.1) million for the three months ended June 30, 2023, compared to $0.7 million for the three months ended June 30, 2022. These expenses are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased to $1.8 million for the three months ended June 30, 2023, compared to $1.4 million for the three months ended June 30, 2022. The increase was primarily driven by costs incurred related to amending VAL's credit facility. Refer to Note 8 "Borrowings" in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our borrowing arrangements.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were immaterial for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $2.8 million or 12.5% to $24.9 million for the three months ended June 30, 2023, compared to $22.1 million for the three months ended June 30, 2022.The increase was attributable to the effect of higher interest rates applied on our outstanding principal.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $5.9 million and 16.7% for the three months ended June 30, 2023, compared to $24.9 million and 14.3% for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total Revenues

Our total revenues decreased $178.8 million, or 13.7%, to $1,127.2 million for the six months ended June 30, 2023, compared to $1,306.0 million for the six months ended June 30, 2022. This decrease was primarily attributable to a decrease of $199.6 million in Trading income, net, during the six months ended June 30, 2023 compared to the prior period, as well as a decrease of $47.6 million in Other, net, which was driven by gains recorded on sales of various strategic investments in 2022, partially offset by an increase of $128.4 million in Interest and dividends income which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the six months ended June 30, 2023 compared to the same period in 2022.

The following table shows the total revenues by segment for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(in thousands, except for percentage)	2023	2022	% Change
Market Making
Trading income, net	$710,655	$906,621	(21.6)%
Interest and dividends income	175,283	51,775	238.5%
Commissions, net and technology services	16,334	20,194	(19.1)%
Other, net	1,897	568	234.0%
Total revenues from Market Making	$904,169	$979,158	(7.7)%

Execution Services
Trading income, net	$8,024	$11,614	(30.9)
Interest and dividends income	4,940	29	16934.5%
Commissions, net and technology services	214,614	270,801	(20.7)%
Other, net	15	298	(95)%
Total revenues from Execution Services	$227,593	$282,742	(19.5)%

Corporate
Other, net	$(4,529)	$44,100	NM
Total revenues from Corporate	$(4,529)	$44,100	NM

Consolidated
Trading income, net	$718,679	$918,235	(21.7)%
Interest and dividends income	180,223	51,804	247.9%
Commissions, net and technology services	230,948	290,995	(20.6)%
Other, net	(2,617)	44,966	NM
Total revenues	$1,127,233	$1,306,000	(13.7)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $199.6 million, or 21.7%, to $718.7 million for the six months ended June 30, 2023, compared to $918.2 million for the six months ended June 30, 2022. The decrease was largely a result of the decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interact. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $128.4 million, or 247.9%, to $180.2 million for the six months ended June 30, 2023, compared to $51.8 million for the six months ended June 30, 2022. This increase was primarily attributable to higher dividends earned on market making trading assets held over periods when dividends are paid, along with an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, both of which benefited from higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $60.0 million, or 20.6%, to $230.9 million for the six months ended June 30, 2023, compared to $291.0 million for the six months ended June 30, 2022. This decrease was driven by the reduction of institutional investors commissions available, and declining institutional engagement, both of which result in lower commission income. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $47.6 million, or 105.8%, to $(2.6) million for the six months ended June 30, 2023, compared to $45.0 million for the six months ended June 30, 2022. The decrease was primarily due to gains recognized during the 2022 period from sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $210.7 million, or 24.4%, to $651.8 million for the six months ended June 30, 2023, compared to $862.4 million for the six months ended June 30, 2022. This decrease was primarily attributable to lower Trading Income, net as noted above, partially offset by lower Brokerage, exchange, clearance fees and payments for order flow, net as described below, incurred by Market Making. Adjusted Net Trading Income per day decreased $1.7 million, or 24.4%, to $5.3 million for the six months ended June 30, 2023, compared to $7.0 million for the six months ended June 30, 2022. The number of trading days was 124 days for both the six months ended June 30, 2023 and June 30, 2022. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $66.5 million, or 7.5%, to $957.0 million for the six months ended June 30, 2023, compared to $890.5 million for the six months ended June 30, 2022. The increase was primarily driven by increased in Interest and dividends expense, offset in part, by lower Brokerage, exchange, clearance fees and payments for order flow, net, and lower Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $39.4 million, or 12.8%, to $268.0 million for the six months ended June 30, 2023, compared to $307.4 million for the six months ended June 30, 2022. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $2.2 million, or 2.0%, to $113.8 million for the six months ended June 30, 2023, compared to $111.5 million for the six months ended June 30, 2022. This increase was primarily attributable to increased connectivity spending on colocation, and microwave communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $3.1 million, or 1.5%, to $199.0 million for the six months ended June 30, 2023, compared to $202.1 million for the six months ended June 30, 2022. The decrease in compensation levels was primarily attributable to a decrease in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $19.8 million and $16.7 million for the six months ended June 30, 2023 and 2022, respectively.

Interest and dividends expense. Interest and dividends expense increased $118.8 million, or 130.2%, to $210.1 million for the six months ended June 30, 2023, compared to $91.3 million for the six months ended June 30, 2022. This increase was primarily attributable to higher dividend expense with respect to securities sold, not yet purchased and higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $11.0 million, or 28.4%, to $49.8 million for the six months ended June 30, 2023, compared to $38.8 million for the six months ended June 30, 2022. The increase was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the prior year period.

Depreciation and amortization. Depreciation and amortization decreased $2.6 million, or 7.5%, to $31.3 million for the six months ended June 30, 2023, compared to $33.8 million for the six months ended June 30, 2022. This decrease is driven primarily by decreased amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.7 million, or 2.2%, to $32.0 million for the six months ended June 30, 2023, compared to $32.8 million for the six months ended June 30, 2022. This decrease was primarily attributable to certain intangible assets being fully amortized in 2022.

Termination of office leases. Termination of office leases was $(0.1) million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. These expenses are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $23.2 million, or 85.4%, to $3.9 million for the six months ended June 30, 2023, compared to $27.1 million for the six months ended June 30, 2022. The decrease was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were immaterial for the six months ended June 30, 2023, compared to $1.0 million for the six months ended June 30, 2022. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $5.7 million, or 13.2%, to $49.1 million for the six months ended June 30, 2023, compared to $43.4 million for the six months ended June 30, 2022. This increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt in January 2022, as described in further detail below, and the effect of higher interest rates.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $30.6 million and 18.0% for the six months ended June 30, 2023, compared to a provision for income taxes and effective tax rate of $66.7 million and 16.0% for the six months ended June 30, 2022.

Liquidity and Capital Resources

General

As of June 30, 2023, we had $698.7 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2023, we had borrowings under our prime brokerage credit facilities of approximately $140.6 million, borrowings under our broker dealer facilities of $115.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,806.3 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $36.4 thousand to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, $21.3 million in March 2022, and $23.3 million in April 2023. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary, Virtu Americas LLC ("VAL") is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. VAL is a registered U.S. broker-dealer, and its primary regulators include the SEC and the Financial Industry Regulatory Authority ("FINRA"). In June 2023 our U.S. subsidiary RFQ-Hub Americas LLC ("RAL") became a registered U.S. broker-dealer and as such is subject to regulation and capital requirements from its primary regulators, the SEC and FINRA.

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

Our Canadian subsidiaries, Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.) and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Canadian Investment Regulatory Organization. Our Irish subsidiaries, Virtu Financial Ireland

Limited ("VFIL") and Virtu Europe Trading Limited ("VETL") (f/k/a Virtu ITG Europe Limited) are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VETL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, and Virtu ITG Hong Kong Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, respectively. Virtu ITG Singapore Pte. Limited and Virtu Financial Singapore Pte. Ltd. have similar regulatory requirements and are regulated by the Monetary Authority of Singapore.

See Note 19 "Regulatory Requirement" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of June 30, 2023, there was an outstanding principal balance on our broker-dealer facilities of $115.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $140.6 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of June 30, 2023, $1,782.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2023.

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

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2023, and 2022.

	Six Months Ended June 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(26,384)	$57,622
Investing activities	(55,136)	4,003
Financing activities	(215,090)	(307,830)
Effect of exchange rate changes on cash and cash equivalents	4,175	(24,978)
Net decrease in cash and cash equivalents	$(292,435)	$(271,183)

Operating Activities

Net cash used in operating activities was $26.4 million for the six months ended June 30, 2023, compared to net cash provided by operating activities of $57.6 million for the six months ended June 30, 2022. The change in net cash used in operating activities was primarily attributable to lower net income, as well as increases in operating assets, net of operating liabilities, related to our trading activities for the six months ended June 30, 2023 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $55.1 million for the six months ended June 30, 2023, compared with net cash provided by investing activities of $4.0 million for the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2022 included cash proceeds from the sale of strategic investments.

Financing Activities

Net cash used in financing activities was $215.1 million for the six months ended June 30, 2023, compared to $307.8 million for the six months ended June 30, 2022. The cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to $145.7 million in dividends to stockholders and distributions made to noncontrolling interests and $135.0 million in purchases of treasury stock. The cash used in financing activities of $307.8 million during the same period of 2022 primarily reflects $228.8 million net dividends to stockholders and distributions to noncontrolling interests, and $353.1 million purchase of treasury stock, partially offset by $164.4 million of net proceeds from long term borrowings, and an increase of $94.9 million in short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2023, the Company repurchased approximately 38.5 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,016.7 million. As of June 30, 2023, the Company has approximately of $203.3 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock, restricted stock awards ("RSAs") and restricted stock units ("RSUs"). The fair value of the stock option grants is determined through the application of the Black-

Scholes-Merton model. The fair value of the Class A Common Stock and RSUs is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. The assessment of the performance condition becomes certain within the year of grant. At year end there is no future assessment that would affect grants with a performance condition. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $5.4 million and $10.8 million of amortization expense for the three and six months ended June 30, 2023, and 2022, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2023 and December 31, 2022 was $6.5 billion and $4.6 billion, respectively, in long positions and $5.8 billion and $4.2 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 16.8% and 20.7% of our total revenues for the six months ended June 30, 2023 and 2022, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $18.9 million and $27.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023
Class A Common Stock / Virtu Financial Units repurchases	836,246	$19.05	836,246	$228,873,408

May 1, 2023 - May 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	955,944	17.83	955,944	211,825,972

June 1, 2023 - June 30, 2023
Class A Common Stock / Virtu Financial Units repurchases	482,768	18.16	473,621	203,222,414
Total Common Stock / Virtu Financial Unit repurchases	2,274,958	$18.35	2,265,811
(1) Includes the repurchase of 9,147 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended June 30, 2023

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2023, the Company repurchased approximately 38.5 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,016.7 million. As of June 30, 2023, the Company has approximately $203.3 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2
Second Amended and Restated Certificate of Incorporation of the Registrant (Redline Version) (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-37352), filed on April 27, 2023).

3.3	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
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

Virtu Financial, Inc.

DATE:	July 28, 2023	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	July 28, 2023	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer