Form 10-Q
period 2023-09-30
Virtu Financial, Inc.
filed 2023-11-02
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of November 2, 2023
Class A common stock, par value $0.00001 per share	90,476,855
Class C common stock, par value $0.00001 per share	8,607,998
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$688,790	$981,580
Cash restricted or segregated under regulations and other	37,565	56,662
Securities borrowed	1,524,177	1,187,674
Securities purchased under agreements to resell	3,127,072	336,999
Receivables from broker-dealers and clearing organizations	1,696,495	1,115,185
Trading assets, at fair value:
Financial instruments owned	6,889,825	3,667,481
Financial instruments owned and pledged	1,397,700	963,071
Receivables from customers	148,445	80,830
Property, equipment and capitalized software (net of accumulated depreciation of $350,220 and $460,763 as of September 30, 2023 and December 31, 2022, respectively)	92,124	85,194
Operating lease right-of-use assets	161,811	187,442
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $366,020 and $318,013 as of September 30, 2023 and December 31, 2022, respectively)	273,473	321,480
Deferred tax assets	132,361	146,801
Other assets ($74,911 and $78,965, at fair value, as of September 30, 2023 and December 31, 2022, respectively)	299,664	303,916
Total assets	$17,618,428	$10,583,241

Liabilities and equity
Liabilities
Short-term borrowings	$97,217	$3,944
Securities loaned	1,459,980	1,060,432
Securities sold under agreements to repurchase	3,376,948	627,549
Payables to broker-dealers and clearing organizations	540,464	273,843
Payables to customers	74,374	46,525
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	7,941,472	4,196,974
Tax receivable agreement obligations	215,483	238,758
Accounts payable, accrued expenses and other liabilities	411,848	448,635
Operating lease liabilities	211,249	239,202
Long-term borrowings	1,778,743	1,795,952
Total liabilities	16,107,778	8,931,814

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 134,865,978 and 133,071,754 shares, Outstanding — 91,455,446 and 98,549,464 shares at September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2023 and December 31, 2022, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,607,998 and 9,030,066 shares at September 30, 2023 and December 31, 2022, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost, 43,410,532 and 34,522,290 shares at September 30, 2023 and December 31, 2022, respectively	(1,120,501)	(954,637)
Additional paid-in capital	1,343,307	1,292,613
Retained earnings (accumulated deficit)	1,018,201	972,317
Accumulated other comprehensive income (loss)	24,327	31,604
Total Virtu Financial Inc. stockholders' equity	1,265,336	1,341,899
Noncontrolling interest	245,314	309,528

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Total equity	1,510,650	1,651,427

Total liabilities and equity	$17,618,428	$10,583,241
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Trading income, net	$316,085	$397,383	$1,034,764	$1,315,618
Interest and dividends income	127,693	43,631	307,916	95,435
Commissions, net and technology services	110,276	120,986	341,223	411,981
Other, net	76,110	(956)	73,493	44,010
Total revenue	630,164	561,044	1,757,396	1,867,044

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	123,245	168,869	391,238	476,235
Communication and data processing	57,066	52,907	170,837	164,441
Employee compensation and payroll taxes	97,221	103,254	296,214	305,338
Interest and dividends expense	132,802	61,989	342,896	153,243
Operations and administrative	22,416	14,319	72,204	53,110
Depreciation and amortization	15,815	16,658	47,076	50,470
Amortization of purchased intangibles and acquired capitalized software	15,967	16,060	48,007	48,817
Termination of office leases	364	361	314	1,744
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,796	1,404	5,744	28,525
Transaction advisory fees and expenses	6	134	30	1,113
Financing interest expense on long-term borrowings	25,361	23,483	74,499	66,905
Total operating expenses	492,059	459,438	1,449,059	1,349,941
Income before income taxes and noncontrolling interest	138,105	101,606	308,337	517,103
Provision for income taxes	20,512	21,732	51,117	88,405
Net income	117,593	79,874	257,220	428,698
Noncontrolling interest	(55,678)	(39,867)	(120,722)	(191,264)

Net income available for common stockholders	$61,915	$40,007	$136,498	$237,434

Earnings per share
Basic	$0.63	$0.38	$1.36	$2.17
Diluted	$0.63	$0.37	$1.36	$2.16

Weighted average common shares outstanding
Basic	93,408,537	102,289,172	95,376,590	105,500,700
Diluted	93,408,537	102,550,852	95,376,590	106,004,393

Net income	$117,593	$79,874	$257,220	$428,698
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(4,005)	(18,527)	170	(43,505)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(7,646)	30,731	(12,612)	92,666
Comprehensive income	105,942	92,078	244,778	477,859
Less: Comprehensive income attributable to noncontrolling interest	(50,832)	(44,719)	(115,557)	(209,051)
Comprehensive income attributable to common stockholders	$55,110	$47,359	$129,221	$268,808

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,393,550	—	—	—	—	—	—	—	31,030	—	—	31,030	—	31,030
Repurchase of Class C common stock		—	(21,498)	—	—	—	—	—	(424)	—	—	(424)	—	(424)
Treasury stock purchases	(902,947)	—	—	—	—	—	(3,932,499)	(75,568)	—	(17,650)	—	(93,218)	—	(93,218)
Net income	—	—	—	—	—	—	—	—	—	57,881	—	57,881	52,202	110,083
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	980	980	668	1,648
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,834)	(7,834)	(5,334)	(13,168)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(24,696)	—	(24,696)	(27,308)	(52,004)
Issuance of common stock in connection with employee exchanges	152,037	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(152,037)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	134,714,394	$1	8,856,531	$—	60,091,740	$1	(38,454,789)	$(1,030,205)	$1,323,219	$987,852	$24,750	$1,305,618	$329,756	$1,635,374
Share based compensation	20,000	—	—	—	—	—	—	—	12,050	—	—	12,050	—	12,050
Treasury stock purchases	(9,147)	—	—	—	—	—	(2,265,811)	(41,579)	—	(165)	—	(41,744)	—	(41,744)
Net income	—	—	—	—	—	—	—	—	—	16,702	—	16,702	12,842	29,544
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,503	1,503	1,024	2,527
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	4,879	4,879	3,323	8,202
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,908)	—	(23,908)	(69,744)	(93,652)
Balance at June 30, 2023	134,725,247	$1	8,856,531	$—	60,091,740	$1	(40,720,600)	$(1,071,784)	$1,335,269	$980,481	$31,132	$1,275,100	$277,201	$1,552,301
Share based compensation	144,783	—	—	—	—	—	—	—	11,634	$—	—	11,634	—	11,634
Repurchase of Class C common stock	—	—	(214,176)	—	—	—	—	—	(3,596)	$—	—	(3,596)	—	(3,596)
Treasury stock purchases	(38,409)	—	—	—	—	—	(2,689,932)	(48,717)	—	(703)	—	(49,420)	—	(49,420)
Net income	—	—	—	—	—	—	—	—	—	61,915	—	61,915	55,678	117,593
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,339)	(2,339)	(1,666)	(4,005)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(4,466)	(4,466)	(3,180)	(7,646)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,492)	—	(23,492)	(82,719)	(106,211)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	34,357	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	(34,357)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Balance at September 30, 2023	134,865,978	$1	8,607,998	$—	60,091,740	$1	(43,410,532)	$(1,120,501)	$1,343,307	$1,018,201	$24,327	$1,265,336	$245,314	$1,510,650

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,669,030	—	—	—	—	—	—	—	27,377	—	—	27,377	—	27,377
Repurchase of Class C common stock	—	—	(234,269)	—	—	—	—	—	(8,204)	—	—	(8,204)	—	(8,204)
Treasury stock purchases	(612,844)	—	—	—	—	—	(8,908,544)	(287,211)	—	(18,354)	—	(305,565)	—	(305,565)
Stock options exercised	246,879	—	—	—	—	—	—	—	4,691	—	—	4,691	—	4,691
Net income	—	—	—	—	—	—	—	—	—	112,257	—	112,257	87,668	199,925
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,172)	(3,172)	(1,996)	(5,168)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	29,387	29,387	18,486	47,873
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(27,054)	—	(27,054)	(98,751)	(125,805)
Issuance of common stock in connection with employee exchanges	71,641	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(71,641)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2022	132,872,351	$1	9,053,155	$—	60,091,740	$1	(27,235,407)	$(781,286)	$1,246,983	$897,387	$16,019	$1,379,105	$319,637	$1,698,742
Share based compensation	—	—	—	—	—	—	—	—	9,411	—	—	9,411	—	9,411
Repurchase of Class C common stock	—	—	(1,800)	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Treasury stock purchases	—	—	—	—	—	—	(1,762,756)	(47,486)	—	—	—	(47,486)	—	(47,486)
Stock options exercised	22,000	—	—	—	—	—	—	—	418	—	—	418	—	418
Net income	—	—	—	—	—	—	—	—	—	85,167	—	85,167	63,729	148,896
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(10,773)	(10,773)	(9,037)	(19,810)
Net change in unrealized cash flow hedges losses	—	—	—	—	—	—	—	—	—	—	8,580	8,580	5,482	14,062
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(26,067)	—	(26,067)	(76,906)	(102,973)
Issuance of common stock in connection with employee exchanges	21,289	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(21,289)	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$39,200	$39,200
Balance at June 30, 2022	132,915,640	$1	9,030,066	$—	60,091,740	$1	(28,998,163)	$(828,772)	$1,256,760	$956,487	$13,826	$1,398,303	$342,105	$1,740,408
Share based compensation	131,892	—	—	—	—	—	—	—	9,159	—	—	9,159	—	9,159
Treasury stock purchases	(35,006)	—	—	—	—	—	(3,439,813)	(80,596)	—	(823)	—	(81,419)	—	(81,419)
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	40,007	—	40,007	39,867	79,874
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(11,161)	(11,161)	(7,366)	(18,527)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	18,513	18,513	12,218	30,731
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(25,337)	—	(25,337)	(61,981)	(87,318)

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at September 30, 2022	133,012,526	$1	9,030,066	$—	60,091,740	$1	(32,437,976)	$(909,368)	$1,265,919	$970,334	$21,178	$1,348,065	$324,843	$1,672,908

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$257,220	$428,698

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	47,076	50,470
Amortization of purchased intangibles and acquired capitalized software	48,007	48,817
Debt issue cost related to debt refinancing and prepayment	306	24,316
Amortization of debt issuance costs and deferred financing fees	5,260	5,738
Termination of office leases	314	1,744
Share-based compensation	47,108	50,841
Deferred taxes	16,566	9,013
Other	1,794	10,786
Changes in operating assets and liabilities:
Securities borrowed	(336,503)	84,772
Securities purchased under agreements to resell	(2,790,073)	72,779
Receivables from broker-dealers and clearing organizations	(596,916)	(399,890)
Trading assets, at fair value	(3,656,973)	(546,393)
Receivables from customers	(67,615)	(101,016)
Operating lease right-of-use assets	25,631	25,386
Other assets	13,795	(67,931)
Securities loaned	399,548	(153,079)
Securities sold under agreements to repurchase	2,749,399	(68,247)
Payables to broker-dealers and clearing organizations	266,621	130,040
Payables to customers	27,849	41,932
Trading liabilities, at fair value	3,744,498	689,059
Operating lease liabilities	(27,953)	(30,044)
Accounts payable, accrued expenses and other liabilities	(31,268)	(17,329)
Net cash provided by operating activities	143,691	290,462

Cash flows from investing activities
Development of capitalized software	(31,961)	(31,294)
Acquisition of property and equipment	(24,292)	(18,354)
Other investing activities	(14,210)	38,668
Net cash used in investing activities	(70,463)	(10,980)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(251,867)	(316,096)
Repurchase of Class C common stock	—	(8,256)
Purchase of treasury stock	(184,382)	(434,470)
Stock options exercised	—	5,109
Short-term borrowings, net	96,056	104,945
Proceeds from long-term borrowings	—	1,800,000
Repayment of long term borrowings	(18,000)	(1,599,774)
Payment of tax receivable agreement obligations	(23,275)	(21,343)
Debt issuance costs	(3,817)	(35,813)
Contributions from noncontrolling interests	—	39,200
Net cash used in financing activities	(385,285)	(466,498)

Effect of exchange rate changes on cash and cash equivalents	170	(43,490)

Net decrease in cash and cash equivalents	(311,887)	(230,506)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,038,242	1,120,953
Cash, cash equivalents, and restricted or segregated cash, end of period	$726,355	$890,447

Supplementary disclosure of cash flow information

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for interest	$370,761	$168,739
Cash paid for taxes	33,595	100,844

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	14,665	12,863

Non-cash financing activities
Repurchase of Class C common stock	(4,020)	—

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2023, VFI owned approximately 58.4% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In its impairment assessment as of July 1, 2023, the Company performed a quantitative assessment of each reporting unit and the estimated fair value of each of the reporting units exceeded its respective carrying value, and therefore goodwill was not impaired.

The estimated fair value of each reporting unit was based on valuation techniques the firm believes market participants would use to value these reporting units, and allocated the enterprise value to each reporting unit based on an estimate of relative fair value for each reporting unit. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the applicable reporting unit under currently applicable regulatory capital requirements.

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

The FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update) in July 2023, and ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (SEC Update) in August 2023. These ASUs amend and supersede various SEC paragraphs across multiple topics within the Codification to conform to past SEC announcements and guidance issued by the SEC. As the ASUs do not provide any new accounting standards, no transition or effective dates are associated with them. As such, the Company considers these adopted as of September 30, 2023 with no material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted as of September 30, 2023

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

Business Combinations—Joint Venture Formations - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60). This ASU provides updated guidance on accounting for the formation of joint ventures. This ASU is effective prospectively for joint ventures formed on or after January 1, 2025.. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its condensed consolidated financial statements.
3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income before income taxes and noncontrolling interest	$138,105	$101,606	$308,337	$517,103
Provision for income taxes	20,512	21,732	51,117	88,405
Net income	117,593	79,874	257,220	428,698

Noncontrolling interest	(55,678)	(39,867)	(120,722)	(191,264)

Net income available for common stockholders	$61,915	$40,007	$136,498	$237,434

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2023	2022	2023	2022
Basic earnings per share:
Net income available for common stockholders	$61,915	$40,007	$136,498	$237,434
Less: Dividends and undistributed earnings allocated to participating securities	(3,111)	(1,562)	(6,964)	(8,726)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	58,804	38,445	129,534	228,708

Weighted average shares of common stock outstanding:
Class A	93,408,537	102,289,172	95,376,590	105,500,700

Basic earnings per share	$0.63	$0.38	$1.36	$2.17

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2023	2022	2023	2022
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$58,804	$38,445	$129,534	$228,708

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	93,408,537	102,289,172	95,376,590	105,500,700
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	—	261,680	—	503,693
	93,408,537	102,550,852	95,376,590	106,004,393

Diluted earnings per share (1)	$0.63	$0.37	$1.36	$2.16

(1) The dilutive impact of unexercised stock options excludes from the computation of EPS 68,988 options for the three months ended September 30, 2023, and 34,622 options for the nine months ended September 30, 2023 because inclusion of the options would have been anti-dilutive.

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

At September 30, 2023 and December 31, 2022, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $146.5 million and $162.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $215.5 million and $238.8 million for September 30, 2023 and December 31, 2022, respectively. The amounts recorded as of September 30, 2023 and December 31, 2022 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2023 and December 31, 2022, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2023 and 2022.

The following table presents the details of goodwill by segment as of September 30, 2023 and December 31, 2022:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of September 30, 2023 and December 31, 2022, the Company's total amount of intangible assets recorded was $273.5 million and $321.5 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(225,868)	$260,732	10	to	12
Technology	136,000	(129,667)	6,333	1	to	6
Favorable occupancy leases	5,895	(4,985)	910	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(366,020)	$273,473

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(189,986)	$296,614	10	to	12
Technology	136,000	(118,119)	17,881	1	to	6
Favorable occupancy leases	5,895	(4,408)	1,487	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(318,013)	$321,480

Amortization expense relating to finite-lived intangible assets was approximately $16.0 million and $16.1 million for the three months ended September 30, 2023, and 2022, respectively, and $48.0 million, and $48.8 million for the nine months ended September 30, 2023, and 2022, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2023	$15,953
2024	50,845
2025	47,879
2026	47,879
2027	47,879
2028	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Assets
Due from prime brokers	$1,089,555	$560,111
Deposits with clearing organizations	179,059	146,927
Net equity with futures commission merchants	157,973	137,312
Unsettled trades with clearing organizations	70,160	87,145
Securities failed to deliver	170,226	149,747
Commissions and fees	29,522	33,943
Total receivables from broker-dealers and clearing organizations	$1,696,495	$1,115,185

Liabilities
Due to prime brokers	$378,909	$229,424
Net equity with futures commission merchants (1)	6,264	(32,381)
Unsettled trades with clearing organizations	35	38
Securities failed to receive	150,647	70,576
Commissions and fees	4,609	6,186
Total payables to broker-dealers and clearing organizations	$540,464	$273,843
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 "Borrowings") of approximately $93.6 million and $212.9 million as of September 30, 2023 and December 31, 2022, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2023 and December 31, 2022, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	September 30, 2023	December 31, 2022
Securities received as collateral:
Securities borrowed	$1,471,459	$1,148,238
Securities purchased under agreements to resell	3,127,072	336,849
	$4,598,531	$1,485,087
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2023 and December 31, 2022 consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Equities	$1,386,049	$957,443
Exchange traded notes	11,651	5,628
	$1,397,700	$963,071

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$100,000	$(2,783)	$97,217
	$100,000	$(2,783)	$97,217

	December 31, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Short-term bank loans	3,944	—	3,944
	$3,944	$—	$3,944

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

	At September 30, 2023
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	6.50%	$400,000	$100,000	$(2,783)	$97,217
Committed facility	6.75%	650,000	—	—	—
Overdraft facility	8.81%	10,000	—	—	—
		$1,060,000	$100,000	$(2,783)	$97,217

	At December 31, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	5.50%	$400,000	$—	$—	$—
Committed facility	7.67%	650,000	—	—	—
Overdraft facility	7.80%	10,000	—	—	—
		$1,060,000	$—	$—	$—
(1) $0.2 million of deferred debt issuance costs are included within Other assets on the consolidated statement of financial condition.

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Broker-dealer credit facilities:
Uncommitted facility	$1,829	$1,476	$5,377	$2,769
Committed facility	23	—	23	38
Overdraft facility	$62	13	272	13
	$1,914	$1,489	$5,672	$2,820

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2023, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2022, there was $3.9 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.8%. These short-term bank loan balances are included within Short-term borrowings on the condensed consolidated statements of financial condition.

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

	At September 30, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	8.09%	$591,000	$93,612
		$591,000	$93,612

	At December 31, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.42%	$591,000	$212,912
		$591,000	$212,912

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $3.3 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, and $10.4 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.42%	$1,782,000	$(3,366)	$(23,323)	$1,755,311
SBI bonds	January 2026	5.00%	23,432	—	—	23,432
			$1,805,432	$(3,366)	$(23,323)	$1,778,743

		At December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	7.42%	$1,800,000	$(3,881)	$(26,858)	$1,769,261
SBI bonds	January 2026	5.00%	26,693	—	(2)	26,691
			$1,826,693	$(3,881)	$(26,860)	$1,795,952

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans and the Company repaid $18.0 million on January 13, 2023. The revolving commitments will terminate on January 13, 2025. As of September 30, 2023, $1,782 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 "Financial Assets and Liabilities"). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($23.4 million) as of September 30, 2023 and ¥3.5 billion ($26.7 million) as of December 31, 2022. The Company had a gain of $0.8 million and a gain of $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $3.3 million, and a gain of $6.5 million, during the nine months ended September 30, 2023 and 2022, respectively, due to changes in foreign currency rates.

As of September 30, 2023, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2023
Remainder of 2023	$—
2024	18,000
2025	18,000
2026	41,432
2027	18,000
2028	18,000
Thereafter	1,692,000
Total principal of long-term borrowings	$1,805,432

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2023:

	September 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$780,542	$1,700,896	$—	$—	$2,481,438
U.S. and Non-U.S. government obligations	297,010	2,757,901	—	—	3,054,911
Corporate Bonds	—	1,332,802	—	—	1,332,802
Exchange traded notes	11	10,296	—	—	10,307
Currency forwards	—	361,076	—	(357,664)	3,412
Options	6,955	—	—	—	6,955
	$1,084,518	$6,162,971	$—	$(357,664)	$6,889,825

Financial instruments owned, pledged as collateral:
Equity securities	$803,883	$582,166	$—	$—	$1,386,049
Exchange traded notes	279	11,372	—	—	11,651
	$804,162	$593,538	$—	$—	$1,397,700

Other Assets
Equity investment	$—	$—	$72,399	$—	$72,399
Exchange stock	2,512	—	—	—	2,512
	$2,512	$—	$72,399	$—	$74,911

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$71,662	$—	$—	$71,662

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,526,139	$1,262,717	$—	$—	$2,788,856
U.S. and Non-U.S. government obligations	274,223	3,585,904	—	—	3,860,127
Corporate Bonds	—	1,231,572	—	—	1,231,572
Exchange traded notes	—	56,589	—	—	56,589
Currency forwards	—	361,910		(361,910)	—
Options	4,328	—			4,328
	$1,804,690	$6,498,692	$—	$(361,910)	$7,941,472

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2022:

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$461,487	$1,545,116	$—	$—	$2,006,603
U.S. and Non-U.S. government obligations	251,708	575,946	—	—	827,654
Corporate Bonds	—	803,880	—	—	803,880
Exchange traded notes	51	16,777	—	—	16,828
Currency forwards	—	500,553	—	(493,237)	7,316
Options	5,200	—	—	—	5,200
	$718,446	$3,442,272	$—	$(493,237)	$3,667,481
Financial instruments owned, pledged as collateral:
Equity securities	$552,641	$404,802	$—	$—	$957,443
Exchange traded notes	6	5,622	—	—	5,628
	$552,647	$410,424	$—	$—	$963,071
Other Assets
Equity investment	$—	$—	$76,613	$—	$76,613
Exchange stock	2,352	—	—	—	2,352
	$2,352	$—	$76,613	$—	$78,965

Receivables from broker dealers and clearing organizations:
Interest rate swap	—	87,268	—	—	87,268

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,146,701	$1,016,893	$—	$—	$2,163,594
U.S. and Non-U.S. government obligations	147,418	690,480	—	—	837,898
Corporate Bonds	—	1,183,394	—	—	1,183,394
Exchange traded notes	—	8,199	—	—	8,199
Currency forwards	—	497,799	—	(497,799)	—
Options	3,889	—	—	—	3,889
	$1,298,008	$3,396,765	$—	$(497,799)	$4,196,974

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 "Borrowings") and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	September 30, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$72,399	Discounted cash flow	Estimated revenue growth	3.7% - 6.4%	4.1%
			Discount rate	16.3% - 16.3%	16.3%
		Market	Future enterprise value/ EBIDTA ratio	8.6x - 17.6x	11.8x

	December 31, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$76,613	Discounted cash flow	Estimated revenue growth	(5.7)% - 5.0%	3.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	(1.2)x - 18.1x	12.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2023
(in thousands)	Balance at June 30, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2023
Assets
Other assets:
Equity investment	$71,059	$—	$1,340	$—	$—	$72,399	$1,340
Total	$71,059	$—	$1,340	$—	$—	$72,399	$1,340
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

	Nine Months Ended September 30, 2023
(in thousands)	Balance at December 31, 2022	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2023
Assets
Other assets:
Equity investment	$76,613	$—	$(4,214)	$—	$—	$72,399	$(4,214)
Total	$76,613	$—	$(4,214)	$—	$—	$72,399	$(4,214)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2023:

	September 30, 2023
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$688,790	$688,790	$688,790	$—	$—
Cash restricted or segregated under regulations and other	37,565	37,565	37,565	—	—
Securities borrowed	1,524,177	1,524,177	—	1,524,177	—
Securities purchased under agreements to resell	3,127,072	3,127,072	—	3,127,072	—
Receivables from broker-dealers and clearing organizations	1,624,833	1,624,833	—	1,624,833	—
Receivables from customers	148,445	148,445	—	148,445	—
Other assets (1)	30,446	30,446	10,707	19,739	—
Total Assets	$7,181,328	$7,181,328	$737,062	$6,444,266	$—

Liabilities
Short-term borrowings	$97,217	$100,000	$—	$100,000	$—
Long-term borrowings	1,778,743	1,796,522	—	1,796,522	—
Securities loaned	1,459,980	1,459,980	—	1,459,980	—
Securities sold under agreements to repurchase	3,376,948	3,376,948	—	3,376,948	—
Payables to broker-dealers and clearing organizations	540,464	540,464	—	540,464	—
Payables to customers	74,374	74,374	—	74,374	—
Other liabilities (2)	21,910	21,910	—	21,910	—
Total Liabilities	$7,349,636	$7,370,198	$—	$7,370,198	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,524,177	$—	$1,524,177	$(1,471,459)	$(11,907)	$40,811
Securities purchased under agreements to resell	3,127,072	—	3,127,072	(3,127,072)	—	—
Receivables from broker-dealers and clearing organizations:
Interest rate swaps	71,662	—	71,662	—	—	71,662
Trading assets, at fair value:
Currency forwards	361,076	(357,664)	3,412	—	—	3,412
Options	6,955	—	6,955	—	(4,285)	2,670
Total	$5,090,942	$(357,664)	$4,733,278	$(4,598,531)	$(16,192)	$118,555

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instruments	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,459,980	$—	$1,459,980	$(1,423,820)	$(15,163)	$20,997
Securities sold under agreements to repurchase	3,376,948	—	3,376,948	(3,376,948)	—	—
Trading liabilities, at fair value:
Currency forwards	361,910	(361,910)	—	—	—	—
Options	4,328	—	4,328	—	(4,285)	43
Total	$5,203,166	$(361,910)	$4,841,256	$(4,800,768)	$(19,448)	$21,040

	December 31, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,187,674	$—	$1,187,674	$(1,148,238)	$(5,138)	$34,298
Securities purchased under agreements to resell	336,999	—	336,999	(336,849)	—	150
Receivables from broker-dealers and clearing organizations
Interest rate swaps	87,268	—	87,268	—	—	87,268
Trading assets, at fair value:
Currency forwards	500,553	(493,237)	7,316	—	—	7,316
Options	5,200	—	5,200	—	(3,889)	1,311
Total	$2,117,694	$(493,237)	$1,624,457	$(1,485,087)	$(9,027)	$130,343

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,060,432	$—	$1,060,432	$(1,027,062)	$(9,100)	$24,270
Securities sold under agreements to repurchase	627,549	—	627,549	(627,388)	—	161
Trading liabilities, at fair value:
Currency forwards	497,799	(497,799)	—	—	—	—
Options	3,889	—	3,889	—	(3,889)	—
Total	$2,189,669	$(497,799)	$1,691,870	$(1,654,450)	$(12,989)	$24,431
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	2,976,948	—	—	—	—	2,976,948
Total	$2,976,948	$140,000	$185,000	$75,000	$—	$3,376,948

Securities loaned:
Equity securities	$1,459,980	$—	$—	$—	$—	$1,459,980
Total	$1,459,980	$—	$—	$—	$—	$1,459,980

	December 31, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$250,000	$100,000	$50,000	$—	$400,000
U.S. and Non-U.S. government obligations	227,549	—	—	—	—	227,549
Total	$227,549	$250,000	$100,000	$50,000	$—	$627,549

Securities loaned:
Equity securities	1,060,432	—	—	—	—	1,060,432
Total	$1,060,432	$—	$—	$—	$—	$1,060,432

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2023 and December 31, 2022:

(in thousands)		September 30, 2023		December 31, 2022
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$1,003	$1,876,199	$(575)	$663,110
Commodity futures	Receivables from broker-dealers and clearing organizations	28,188	6,796,487	(31,007)	7,597,057
Currency futures	Receivables from broker-dealers and clearing organizations	1,751	6,723,854	(24,023)	7,460,531
Fixed income futures	Receivables from broker-dealers and clearing organizations	(9)	11,659	(360)	30,292
Options	Financial instruments owned	6,955	1,041,790	5,200	691,737
Currency forwards	Financial instruments owned	361,076	35,857,456	500,553	30,286,330

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	71,662	1,525,000	87,268	1,525,000

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(102)	$98,233	$1,819	$3,238,651
Commodity futures	Payables to broker-dealers and clearing organizations	564	25,191	597	39,046
Currency futures	Payables to broker-dealers and clearing organizations	(180)	13,170	8	6,386
Fixed income futures	Payables to broker-dealers and clearing organizations	220	111,852	(264)	123,043
Options	Financial instruments sold, not yet purchased	4,328	1,007,927	3,889	742,531
Currency forwards	Financial instruments sold, not yet purchased	361,910	35,857,874	497,799	30,284,952

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2023	2022	2023	2022
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$84,911	$9,760	$204,928	$205,561
Currency forwards	Trading income, net	(45,165)	21,276	(91,352)	(14,478)
Options	Trading income, net	5,737	4,367	6,882	3,430
Interest rate swap on term loan	Other, net	(474)	(474)	(1,406)	(1,406)
		$45,009	$34,929	$119,052	$193,107

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(8,859)	$35,852	$(14,738)	$108,427
		$(8,859)	$35,852	$(14,738)	$108,427
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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2023, the Company held noncontrolling interests of 12.5% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2023, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of September 30, 2023, the Company held approximately a 13.5% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of September 30, 2023, the Company held approximately a 9.3% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$57,561	$—	$57,561	$289,322

The following table presents the Company’s nonconsolidated VIEs at December 31, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$43,589	$—	$43,589	$239,682

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of September 30, 2023, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 13 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2022 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$6,343	$73,121	$—	$79,464
Workflow technology	—	21,526	—	21,526
Analytics	—	9,286	—	9,286
Total revenue from contracts with customers	6,343	103,933	—	110,276

Other sources of revenue	511,008	8,520	360	519,888

Total revenues	$517,351	$112,453	$360	$630,164

Timing of revenue recognition:
Services transferred at a point in time	$517,351	$94,152	$360	$611,863
Services transferred over time	—	18,301	—	18,301
Total revenues	$517,351	$112,453	$360	$630,164

	Three Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$10,687	$78,506	$—	$89,193
Workflow technology	—	21,968	—	21,968
Analytics	—	9,825	—	9,825
Total revenue from contracts with customers	10,687	110,299	—	120,986

Other sources of revenue	437,199	9,300	(6,441)	440,058

Total revenues	$447,886	$119,599	$(6,441)	$561,044

Timing of revenue recognition:
Services transferred at a point in time	$447,886	$101,621	$(6,441)	$543,066
Services transferred over time	—	17,978	—	17,978
Total revenues	$447,886	$119,599	$(6,441)	$561,044

	Nine Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$22,677	$220,372	$—	$243,049
Workflow technology	—	69,058	—	69,058
Analytics	—	29,116	—	29,116
Total revenue from contracts with customers	22,677	318,546	—	341,223

Other sources of revenue	1,398,845	21,499	(4,171)	1,416,173

Total revenues	$1,421,522	$340,045	$(4,171)	$1,757,396

Timing of revenue recognition:
Services transferred at a point in time	$1,421,522	$285,570	$(4,171)	$1,702,921
Services transferred over time	—	54,475	—	54,475
Total revenues	$1,421,522	$340,045	$(4,171)	$1,757,396

	Nine Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$30,881	$277,693	$—	$308,574
Workflow technology	—	73,238	—	73,238
Analytics	—	30,169		30,169
Total revenue from contracts with customers	30,881	381,100	—	411,981

Other sources of revenue	1,396,163	21,240	37,660	1,455,063

Total revenues	$1,427,044	$402,340	$37,660	$1,867,044

Timing of revenue recognition:
Services transferred at a point in time	$1,427,044	$347,934	$37,660	$1,812,638
Services transferred over time	—	54,406	—	54,406
Total revenues	$1,427,044	$402,340	$37,660	$1,867,044

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2023 and 2022, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $52.7 million and $56.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2023.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $8.8 million and $9.6 million as of September 30, 2023 and December 31, 2022, respectively. The Company recognized the full amount of revenue during the nine months ended September 30, 2023 and 2022, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2023 and 2022, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $20.5 million, and 14.9%, and $21.7 million, and 21.4% for the three months ended September 30, 2023 and 2022, respectively and $51.1 million, and 16.6%, and $88.4 million, and 17.1% for the nine months ended September 30, 2023 and 2022, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022 are current income tax receivables of $45.9 million and $54.1 million, respectively. The balances at September 30, 2023 and December 31, 2022 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022 are current tax liabilities of $7.5 million and $13.4 million, respectively. The balances at September 30, 2023 and December 31, 2022 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2023 and December 31, 2022, the Company did not have any U.S. federal net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to federal net operating loss carryforwards. At September 30, 2023 and December 31, 2022, the Company recorded deferred income taxes related to state and local net operating losses of $0.4 million. These net operating losses will begin to expire in 2039. The Company did not record a valuation allowance against this deferred tax asset.

As a result of the ITG Acquisition, the Company had non-U.S. net operating losses of $65.4 million and $64.6 million at September 30, 2023 and December 31, 2022, respectively, and recorded a related deferred tax asset of $12.3 million and $12.4 million, respectively. A valuation allowance of $12.3 million and $12.4 million was recorded against this deferred tax asset at September 30, 2023 and December 31, 2022, respectively as it is more likely than not that a substantial portion of this deferred tax asset will not be realized. As a result of the Acquisition of KCG, the Company had non-U.S. net operating losses at September 30, 2023 and December 31, 2022 of $239.3 million, and recorded a related deferred tax asset of $44.9 million in both years. A full valuation allowance was also recorded against this deferred tax asset at both September 30, 2023 and December 31, 2022 as it is more likely than not that this deferred tax asset will not be realized.

No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2023 and December 31, 2022 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2023, the Company’s tax years for 2015 through 2022 and 2016 through 2022 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2022. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $7.0 million of unrecognized tax benefits as of September 30, 2023, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2023.

14. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time. As previously disclosed, the U.S. Securities and Exchange Commission undertook an investigation of aspects of the Company’s internal information access barriers. The Company cooperated with this civil investigation and engaged in settlement discussions but has been unable to reach a settlement. In September 2023, the SEC filed an action against the Company alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it has meritorious defenses and intends to defend itself vigorously. Specifically, the Company plans to assert, among other defenses, that it maintained reasonable policies, procedures and controls to protect data during the period consistent with applicable law, that related statements made to clients and investors were true and accurate, and that the statute of limitations has expired with respect to certain claims.

In a matter related to the SEC investigation noted above, on May 19, 2023, the Company and certain of its current and former executive officers were named as defendants in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770. The complaint was filed by a purported stockholder in the Eastern District of New York on behalf of a putative class and asserts that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws, and is expected to be amended and restated by the newly appointed lead plaintiff. The Company also received a request for information pursuant to Section 220 of the Delaware General Corporation Law from counsel for a purported stockholder. The Company believes it has meritorious defenses against pending or contemplated claims that its public disclosures in relation to the SEC investigation were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law and will defend itself vigorously.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint, filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company has made substantial productions of documents and other information in response to plaintiff's requests. Though no substantive claim has been brought, the Company believes that any potential allegations of wrongdoing are without merit and is defending itself vigorously.

On October 17, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Mallinckrodt PLC, et al. (Reorganized Debtors); Opioid Master Disbursement Trust II v. Argos Capital Appreciation Master Fund LP et al No. 20-12522. The complaint alleges that Mallinckrodt PLC engaged in a share repurchase program from 2015 through 2018 pursuant to which it repurchased its own shares in various open market transactions, a period during which it was allegedly insolvent. The plaintiff is seeking to unwind the transactions consummated under the program, alleging such transactions constituted fraudulent transfers by the debtor. The Company believes it has meritorious defenses against any unwinding of transactions, which it has asserted, and will continue to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. Specifically, in 2022 the SEC proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. Further, in 2023, the SEC proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI) and to restrict volume based tiered pricing by equity exchanges in certain cases, approved an amendment to adopt a revised funding model for the Consolidated Audit Trail (CAT), and has indicated that additional rule proposals may be forthcoming. If adopted, these or other potential rule changes could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority ("FINRA"), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission ("SEC") on February 17, 2023 (the "2022 Form 10-K").

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$161,811	$187,442
Operating lease liabilities	Operating lease liabilities	211,249	239,202

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	30,612	27,908
Accumulated depreciation	Property, equipment, and capitalized software, net	(9,523)	(12,736)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	21,505	15,323

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	6.10 years	6.21 years
Finance leases	3.3 years	2.84 years
Weighted average discount rate
Operating leases	5.54%	5.43%
Finance leases	4.85%	3.92%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost:
Fixed	$18,794	$18,183	$57,159	$54,677
Variable	1,430	1,251	4,486	4,495
Total Operating lease cost	$20,224	$19,434	$61,645	$59,172

Sublease income	4,917	4,917	14,724	14,763

Finance lease cost:
Amortization of ROU Asset	$2,269	$1,855	$6,821	$5,748
Interest on lease liabilities	290	90	810	264
Total Finance lease cost	$2,559	$1,945	$7,631	$6,012

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2023, are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$18,088	$2,139
2024	46,565	8,385
2025	39,210	4,798
2026	35,292	4,020
2027	30,092	3,930
2028 and thereafter	82,494	490
Total lease payments	$251,741	$23,762
Less imputed interest	(40,492)	(2,257)
Total lease liability	$211,249	$21,505

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$688,790	$981,580
Cash restricted or segregated under regulations and other	37,565	56,662
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$726,355	$1,038,242

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 86.2% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 58.4% interest in Virtu Financial at September 30, 2023.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2023 and December 31, 2022, there were 4,040,772 and 4,462,840 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 422,068 and 328,999 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2023, and 2022, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2023, the Company repurchased approximately 41.2 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,065.6 million. As of September 30, 2023, the Company has approximately $154.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the nine months ended September 30, 2023, and 2022, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 186,394, and 92,930 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30, 2023
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$41,970	$3,733	$(8,199)	$37,504
Foreign exchange translation adjustment	(10,838)	(2,339)	—	(13,177)
Total	$31,132	$1,394	$(8,199)	$24,327
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2023, the Company expects approximately $32.8 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

	Nine Months Ended September 30, 2023
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$44,925	$14,635	$(22,056)	$37,504
Foreign exchange translation adjustment	(13,321)	144	—	(13,177)
Total	$31,604	$14,779	$(22,056)	$24,327
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of September 30, 2023, the Company expects approximately $32.8 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2023 and 2022:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At September 30, 2022	1,521,776	$19.00	2.49	1,521,776	$19.00

At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(10,000)	—	—	(10,000)	—
At September 30, 2023	1,511,776	$19.00	1.49	1,511,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 "Capital Structure", subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units ("RSUs") and restricted stock awards ("RSAs") were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the nine months ended September 30, 2023 and 2022, respectively, there were 868,315, and 580,710 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $5.9 million and $8.9 million for the three months ended September 30, 2023 and 2022, respectively, and $17.9 million, and $24.4 million for the nine months ended September 30, 2023 and 2022, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the nine months ended September 30, 2023, and 2022:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2021	3,224,447	$24.30
Granted	3,027,148	29.88
Forfeited	(363,744)	25.60
Vested	(1,800,922)	25.14
At September 30, 2022	4,086,929	$27.94

At December 31, 2022	3,954,833	$28.13
Granted (1)	3,763,217	19.28
Forfeited	(184,381)	26.55
Vested	(2,558,333)	23.63
At September 30, 2023	4,975,336	$23.81
(1) Excluded in the number of RSUs and RSAs are 37,500 participating RSAs where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $9.7 million and $9.2 million for the three months ended September 30, 2023 and 2022, respectively, and $29.8 million, and $27.3 million for the nine months ended September 30, 2023 and 2022, respectively, of compensation expense in relation to RSUs. As of September 30, 2023 and December 31, 2022, total unrecognized share-based compensation expense related to unvested RSUs was $67.2 million and $54.6 million, respectively, and this amount is to be recognized over a weighted average period of 1.1 and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiaries VAL and RFQ-Hub Americas LLC ("RAL"), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange ("NYSE") rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2023. The required amount is determined under the exchange rules as the greater of (i) $1 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company's U.S. subsidiaries as of September 30, 2023 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$457,258	$1,641	$455,617
RFQ-Hub Americas LLC	1,858	5	1,853

As of September 30, 2023, VAL had $31.3 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.0 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of September 30, 2023 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$12,209	$184	$12,025
Virtu Financial Canada ULC	2,677	184	2,493
Ireland
Virtu Europe Trading Limited (1)	84,246	26,981	57,265
Virtu Financial Ireland Limited (1)	84,972	28,795	56,177
United Kingdom
Virtu ITG UK Limited (1)	3,419	915	2,504
Asia Pacific
Virtu ITG Australia Limited	22,855	10,760	12,095
Virtu ITG Hong Kong Limited	3,190	460	2,730
Virtu ITG Singapore Pte Limited	677	96	581
Virtu Financial Singapore Pte. Ltd.	128,827	64,385	64,442
(1) Preliminary
As of September 30, 2023, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe, Asia and Canada. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues:
United States	$537,574	$469,023	$1,475,541	$1,504,216
Ireland	52,181	43,711	153,633	179,741
Singapore	22,950	28,901	77,247	106,221
Canada	8,785	12,551	25,283	51,262
Australia	8,049	6,324	21,904	22,592
Others	625	534	3,788	3,012
Total revenues	$630,164	$561,044	$1,757,396	$1,867,044

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2023, and 2022 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2023:
Total revenue	$517,351	$112,453	$360	$630,164
Income before income taxes and noncontrolling interest	130,252	7,814	39	138,105

2022:
Total revenue	447,886	119,599	(6,441)	561,044
Income (loss) before income taxes and noncontrolling interest	99,276	8,993	(6,663)	101,606

The Company's Pre-tax earnings by segment for the nine months ended September 30, 2023, and 2022 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2023
Total revenue	$1,421,522	$340,045	$(4,171)	$1,757,396
Income before income taxes and noncontrolling interest	298,104	16,711	(6,478)	308,337

2022
Total revenue	1,427,044	402,340	37,660	1,867,044
Income before income taxes and noncontrolling interest	448,943	32,005	36,155	517,103

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2023, and December 31, 2022 the Company had net payables to its affiliates of $3.0 million and receivables from its affiliates of $0.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 "Financial Assets and Liabilities"). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.4 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $8.4 million and $10.7 million for the nine months ended September 30, 2023 and 2022, respectively, to JNX for these trading activities.

The Company pays monthly use fees to two JVs in which it holds interests (see Note 11 "Variable Interest Entities"). These monthly fees are for the use of microwave communication networks operated by each of these JVs and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to these JVs of $12.6 million and $10.5 million for the three months ended September 30, 2023 and 2022, respectively, and $25.2 million and $21.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $2.2 million and received rebates of $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and the Company made payments of $2.4 million and received rebates of $15.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

On November 2, 2023, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2023 to holders of record as of December 1, 2023, and extended the duration of the Company's share repurchase program through December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2023, and 2022 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2023, which are included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2022, which are included in Items 8 and 7 respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2023, options to purchase 1,643,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

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

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2023 in the amount of $58.9 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2023 in the amount of $127.0 million and tax receivable agreement obligation in the amount of $215.5 million, in each case as described in greater detail in Note 4 "Tax Receivable Agreements" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member's equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of September 30, 2023; and (iv) provision for corporate income tax in the amount of $15.9 million and $34.9 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2023, and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2023	2022	2023	2022
Total revenue	$517,351	$447,886	$1,421,522	$1,427,044
Total operating expenses	387,099	348,610	1,123,418	978,101
Income before income taxes and noncontrolling interest	130,252	99,276	298,104	448,943
Execution Services
Total revenue	112,453	119,599	340,045	402,340
Total operating expenses	104,639	110,606	323,334	370,335
Income before income taxes and noncontrolling interest	7,814	8,993	16,711	32,005
Corporate
Total revenue	360	(6,441)	(4,171)	37,660
Total operating expenses	321	222	2,307	1,505
Income before income taxes and noncontrolling interest	39	(6,663)	(6,478)	36,155
Consolidated
Total revenue	630,164	561,044	1,757,396	1,867,044
Total operating expenses	492,059	459,438	1,449,059	1,349,941
Income before income taxes and noncontrolling interest	$138,105	$101,606	$308,337	$517,103

The following table shows our results of operations for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Trading income, net	$316,085	$397,383	$1,034,764	$1,315,618
Interest and dividends income	127,693	43,631	307,916	95,435
Commissions, net and technology services	110,276	120,986	341,223	411,981
Other, net	76,110	(956)	73,493	44,010
Total revenue	630,164	561,044	1,757,396	1,867,044

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	123,245	168,869	391,238	476,235
Communication and data processing	57,066	52,907	170,837	164,441
Employee compensation and payroll taxes	97,221	103,254	296,214	305,338
Interest and dividends expense	132,802	61,989	342,896	153,243
Operations and administrative	22,416	14,319	72,204	53,110
Depreciation and amortization	15,815	16,658	47,076	50,470
Amortization of purchased intangibles and acquired capitalized software	15,967	16,060	48,007	48,817
Termination of office leases	364	361	314	1,744
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,796	1,404	5,744	28,525
Transaction advisory fees and expenses	6	134	30	1,113
Financing interest expense on long-term borrowings	25,361	23,483	74,499	66,905
Total operating expenses	492,059	459,438	1,449,059	1,349,941
Income before income taxes and noncontrolling interest	138,105	101,606	308,337	517,103
Provision for income taxes	20,512	21,732	51,117	88,405
Net income	$117,593	$79,874	$257,220	$428,698

Selected Operating Margins
GAAP Net income Margin (1)	18.7%	14.2%	14.6%	23.0%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2023	2022	2023	2022
Net income	$117,593	$79,874	$257,220	$428,698
Noncontrolling interest	(55,678)	(39,867)	(120,722)	(191,264)

Net income available for common stockholders	$61,915	$40,007	$136,498	$237,434

Earnings per share
Basic	$0.63	$0.38	$1.36	$2.17
Diluted	$0.63	$0.37	$1.36	$2.16

Weighted average common shares outstanding
Basic	93,408,537	102,289,172	95,376,590	105,500,700
Diluted	93,408,537	102,550,852	95,376,590	106,004,393
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 59% and 70% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Non-GAAP Operating Margins for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$316,085	$397,383	$1,034,764	$1,315,618
Interest and dividends income	127,693	43,631	307,916	95,435
Commissions, net and technology services	110,276	120,986	341,223	411,981
Brokerage, exchange, clearance fees and payments for order flow, net	(123,245)	(168,869)	(391,238)	(476,235)
Interest and dividends expense	(132,802)	(61,989)	(342,896)	(153,243)
Adjusted Net Trading Income	$298,007	$331,142	$949,769	$1,193,556

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$117,593	$79,874	$257,220	$428,698
Financing interest expense on long-term borrowings	25,361	23,483	74,499	66,905
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,796	1,404	5,744	28,525
Depreciation and amortization	15,815	16,658	47,076	50,470
Amortization of purchased intangibles and acquired capitalized software	15,967	16,060	48,007	48,817
Provision for income taxes	20,512	21,732	51,117	88,405
EBITDA	$197,044	$159,211	$483,663	$711,820
Severance	1,346	1,250	5,256	4,009
Transaction advisory fees and expenses	6	134	30	1,113
Termination of office leases	364	361	314	1,744
Other	(74,599)	1,556	(67,396)	(35,813)
Share based compensation	15,353	18,133	47,108	50,841
Adjusted EBITDA	$139,514	$180,645	$468,975	$733,714

Selected Operating Margins
GAAP Net income Margin (1)	18.7%	14.2%	14.6%	23.0%
Non-GAAP Net income Margin (2)	39.5%	24.1%	27.1%	35.9%
EBITDA Margin (3)	66.1%	48.1%	50.9%	59.6%
Adjusted EBITDA Margin (4)	46.8%	54.6%	49.4%	61.5%
(1)Calculated by dividing Net income by Total revenue.
(2)Calculated by dividing Net income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$117,593	$79,874	$257,220	$428,698
Provision for income taxes	20,512	21,732	51,117	88,405
Income before income taxes	138,105	101,606	308,337	517,103

Amortization of purchased intangibles and acquired capitalized software	15,967	16,060	48,007	48,817
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,796	1,404	5,744	28,525
Severance	1,346	1,250	5,256	4,009
Transaction advisory fees and expenses	6	134	30	1,113
Termination of office leases	364	361	314	1,744
Other	(74,599)	1,556	(67,396)	(35,813)
Share based compensation	15,353	18,133	47,108	50,841
Normalized Adjusted Net Income before income taxes	98,338	140,504	347,400	616,339
Normalized provision for income taxes (1)	23,601	33,702	83,374	147,922
Normalized Adjusted Net Income	$74,737	$106,802	$264,026	$468,417

Weighted Average Adjusted shares outstanding (2)	167,164,049	175,893,027	169,101,067	179,290,742

Basic earnings per share	$0.63	$0.38	$1.36	$2.17
Normalized Adjusted EPS	$0.45	$0.61	$1.56	$2.61

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2023 and 2022.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$310,523	$5,562	$—	$316,085
Commissions, net and technology services	6,343	103,933	—	110,276
Interest and dividends income	124,803	2,890	—	127,693
Brokerage, exchange, clearance fees and payments for order flow, net	(101,077)	(22,168)	—	(123,245)
Interest and dividends expense	(132,523)	(279)	—	(132,802)
Adjusted Net Trading Income	$208,069	$89,938	$—	$298,007

	Three Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$392,496	$4,887	$—	$397,383
Commissions, net and technology services	10,687	110,299	—	120,986
Interest and dividends income	43,446	185	—	43,631
Brokerage, exchange, clearance fees and payments for order flow, net	(147,346)	(21,523)	—	(168,869)
Interest and dividends expense	(61,019)	(970)	—	(61,989)
Adjusted Net Trading Income	$238,264	$92,878	$—	$331,142

	Nine Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,021,179	$13,585	$—	$1,034,764
Commissions, net and technology services	22,677	318,546	—	341,223
Interest and dividends income	300,086	7,830	—	307,916
Brokerage, exchange, clearance fees and payments for order flow, net	(323,868)	(67,370)	—	(391,238)
Interest and dividends expense	(340,954)	(1,942)	—	(342,896)
Adjusted Net Trading Income	$679,120	$270,649	$—	$949,769

	Nine Months Ended September 30, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,299,117	$16,501	$—	$1,315,618
Commissions, net and technology services	30,881	381,100	—	411,981
Interest and dividends income	95,221	214	—	95,435
Brokerage, exchange, clearance fees and payments for order flow, net	(401,982)	(74,253)	—	(476,235)
Interest and dividends expense	(149,401)	(3,842)	—	(153,243)
Adjusted Net Trading Income	$873,836	$319,720	$—	$1,193,556

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$208,069	$238,264	(12.7)%
Execution Services	89,938	92,878	(3.2)%
Adjusted Net Trading Income	$298,007	$331,142	(10.0)%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$3,303	$3,723	(11.3)%
Execution Services	1,428	1,451	(1.6)%
Average Daily Adjusted Net Trading Income	$4,731	$5,174	(9.6)%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$679,120	$873,836	(22.3)%
Execution Services	270,649	319,720	(15.3)%
Adjusted Net Trading Income	$949,769	$1,193,556	(20.4)%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2023	2022	% Change
Market Making	$3,632	$4,648	(21.9)%
Execution Services	1,447	1,701	(14.9)%
Average Daily Adjusted Net Trading Income	$5,079	$6,349	(19.0)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total Revenues

Our total revenues increased $69.2 million, or 12.3%, to $630.2 million for the three months ended September 30, 2023, compared to $561.0 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in Other, net as a result of gains recorded from settlement fund recoveries received in the three months ended September 30, 2023.

The following table shows total revenues by segment for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
(in thousands, except for percentage)	2023	2022	% Change
Market Making
Trading income, net	$310,523	$392,496	(20.9)%
Interest and dividends income	124,803	43,446	187.3%
Commissions, net and technology services	6,343	10,687	(40.6)%
Other, net	75,682	1,257	NM
Total revenues from Market Making	$517,351	$447,886	15.5%

Execution Services
Trading income, net	$5,562	$4,887	13.8%
Interest and dividends income	2,890	185	NM
Commissions, net and technology services	103,933	110,299	(5.8)%
Other, net	68	4,228	(98.4)%
Total revenues from Execution Services	$112,453	$119,599	(6.0)%

Corporate
Other, net	$360	$(6,441)	NM
Total revenues from Corporate	$360	$(6,441)	NM

Consolidated
Trading income, net	$316,085	$397,383	(20.5)%
Interest and dividends income	127,693	43,631	192.7%
Commissions, net and technology services	110,276	120,986	(8.9)%
Other, net	76,110	(956)	NM
Total revenues	$630,164	$561,044	12.3%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $81.3 million, or 20.5% to $316.1 million for the three months ended September 30, 2023, compared to $397.4 million for the three months ended September 30, 2022. The decrease was largely a result of lower market volumes and lower volatility across global markets and decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interacted. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $84.1 million, or 192.9%, to $127.7 million for the three months ended September 30, 2023, compared to $43.6 million for the three months ended September 30, 2022. This increase was primarily attributable to an increase in interest income earned on cash collateral posted as part of securities borrowing transactions and interest earned on balances maintained at banks and prime brokers, and higher dividends earned on market making trading assets held over periods when dividends are paid, both of which benefited from higher interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $10.7 million, or 8.8%, to $110.3 million for the three months ended September 30, 2023, compared to $121.0 million for the three months ended September 30, 2022. This decrease was driven by lower market volumes, a reduction of institutional investors' commissions available, and declining institutional engagement. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $77.1 million, to $76.1 million for the three months ended September 30, 2023, compared to $(1.0) million for the three months ended September 30, 2022. Other, net comprises changes in the valuation on our level 3 investment, as well as other miscellaneous income including various nonrecurring gains and losses. The three months ended September 30, 2023 included gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products. Refer to Note 9 "Financial Assets and Liabilities" in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our level 3 investment.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $33.1 million, or 10.0%, to $298.0 million for the three months ended September 30, 2023, compared to $331.1 million for the three months ended September 30, 2022. This decrease was primarily attributable to lower Trading income, net in the Market Making segment during the three months ended September 30, 2023 compared to the same period in 2022, as noted above. Adjusted Net Trading Income per day decreased $0.5 million, or 9.6%, to $4.7 million for the three months ended September 30, 2023, compared to $5.2 million for the three months ended September 30, 2022. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $32.7 million, or 7.1%, to $492.1 million for the three months ended September 30, 2023, compared to $459.4 million for the three months ended September 30, 2022. The increase in operating expenses is primarily due to an increase in Interest and dividends expense, partially offset by a decline in Brokerage, exchange, clearance fees and payments for order flow, net, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $45.7 million, or 27.1%, to $123.2 million for the three months ended September 30, 2023, compared to $168.9 million for the three months ended September 30, 2022. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $4.2 million, or 7.9%, to $57.1 million for the three months ended September 30, 2023, compared to $52.9 million for the three months ended September 30, 2022. This increase was primarily due to increased connectivity spending on colocation, access, ports, and gateways, and microwave communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $6.1 million, or 5.9% to $97.2 million for the three months ended September 30, 2023, compared to $103.3 million for the three months ended September 30, 2022. The decrease in compensation levels was primarily attributable to a decrease in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $9.7 million and $8.4 million for the three months ended September 30, 2023, and 2022, respectively.

Interest and dividends expense. Interest and dividends expense increased $70.8 million or 114.2% to $132.8 million for the three months ended September 30, 2023, compared to $62.0 million for the three months ended September 30, 2022. This increase was primarily attributable to higher interest expense incurred on cash collateral received as part of securities lending transactions and higher financing costs with respect to trading assets driven by higher interest rates, and higher dividend expense with respect to securities sold, not yet purchased. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $8.1 million or 56.6% to $22.4 million for the three months ended September 30, 2023, compared to $14.3 million for the three months ended September 30, 2022. This increase was primarily driven by favorable foreign exchange rate movements in the prior year period.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 5.4% to $15.8 million for the three months ended September 30, 2023, compared to $16.7 million for the three months ended September 30, 2022. The decrease is driven primarily by decreased depreciation on computer equipment and amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.1 million, or 0.6%, to $16.0 million for the three months ended September 30, 2023, compared to $16.1 million for the three months ended September 30, 2022. This decrease was due to certain intangible assets being fully amortized during 2022.

Termination of office leases. Termination of office leases was $0.4 million for the three months ended September 30, 2023, and September 30, 2022. These expenses are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased to $1.8 million for the three months ended September 30, 2023, compared to $1.4 million for the three months ended September 30, 2022. The increase was primarily driven by costs incurred related to amending VAL's credit facility. Refer to Note 8 "Borrowings" in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our borrowing arrangements.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended September 30, 2023, and September 30, 2022. These expenses are primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $1.9 million or 8.1% to $25.4 million for the three months ended September 30, 2023, compared to $23.5 million for the three months ended September 30, 2022.The increase was attributable to the effect of higher interest rates applied on our outstanding principal.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $20.5 million and 14.9% for the three months ended September 30, 2023, compared to $21.7 million and 21.4% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total Revenues

Our total revenues decreased $109.6 million, or 5.9%, to $1,757.4 million for the nine months ended September 30, 2023, compared to $1,867.0 million for the nine months ended September 30, 2022. This decrease was primarily attributable to a decrease of $280.8 million in Trading income, net, during the nine months ended September 30, 2023 compared to the prior period, partially offset by an increase of $212.5 million in Interest and dividends income, which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the nine months ended September 30, 2023 compared to the same period in 2022.

The following table shows the total revenues by segment for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2023	2022	% Change
Market Making
Trading income, net	$1,021,179	$1,299,117	(21.4)%
Interest and dividends income	300,086	95,221	215.1%
Commissions, net and technology services	22,677	30,881	(26.6)%
Other, net	77,580	1,825	NM
Total revenues from Market Making	$1,421,522	$1,427,044	(0.4)%

Execution Services
Trading income, net	$13,585	$16,501	(17.7)
Interest and dividends income	7,830	214	NM
Commissions, net and technology services	318,546	381,100	(16.4)%
Other, net	84	4,525	(98)%
Total revenues from Execution Services	$340,045	$402,340	(15.5)%

Corporate
Other, net	$(4,171)	$37,660	NM
Total revenues from Corporate	$(4,171)	$37,660	NM

Consolidated
Trading income, net	$1,034,764	$1,315,618	(21.3)%
Interest and dividends income	307,916	95,435	222.6%
Commissions, net and technology services	341,223	411,981	(17.2)%
Other, net	73,493	44,010	67.0%
Total revenues	$1,757,396	$1,867,044	(5.9)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $280.8 million, or 21.3%, to $1,034.8 million for the nine months ended September 30, 2023, compared to $1,315.6 million for the nine months ended September 30, 2022. The decrease was largely a result of the decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interact. Rather than analyzing Trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $212.5 million, or 222.7%, to $307.9 million for the nine months ended September 30, 2023, compared to $95.4 million for the nine months ended September 30, 2022. This increase was primarily attributable to an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, and higher dividends earned on market making trading assets held over periods when dividends are paid, both of which benefited from higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $70.8 million, or 17.2%, to $341.2 million for the nine months ended September 30, 2023, compared to $412.0 million for the nine months ended September 30, 2022. This decrease was driven by the reduction of institutional investors commissions available, and declining institutional engagement, both of which result in lower commission income. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $29.5 million, or 67.0%, to $73.5 million for the nine months ended September 30, 2023, compared to $44.0 million for the nine months ended September 30, 2022. The income for the nine months ended September 30, 2023 primarily related to gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products. The income in 2022 was primarily due to gains recognized from sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $243.8 million, or 20.4%, to $949.8 million for the nine months ended September 30, 2023, compared to $1,193.6 million for the nine months ended September 30, 2022. This decrease was primarily attributable to lower Trading income, net as noted above, partially offset by an increase in Interest and dividends income, as described above, and lower Brokerage, exchange, clearance fees and payments for order flow, net as described below. Adjusted Net Trading Income per day decreased $1.2 million, or 19.0%, to $5.1 million for the nine months ended September 30, 2023, compared to $6.3 million for the nine months ended September 30, 2022. The number of trading days was 187 days for the nine months ended September 30, 2023, compared to 188 days for the nine months ended September 30, 2022. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $99.2 million, or 7.3%, to $1,449.1 million for the nine months ended September 30, 2023, compared to $1,349.9 million for the nine months ended September 30, 2022. The increase was primarily driven by increased in Interest and dividends expense, offset in part, by lower Brokerage, exchange, clearance fees and payments for order flow, net, and lower Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $85.0 million, or 17.8%, to $391.2 million for the nine months ended September 30, 2023, compared to $476.2 million for the nine months ended September 30, 2022. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $6.4 million, or 3.9%, to $170.8 million for the nine months ended September 30, 2023, compared to $164.4 million for the nine months ended September 30, 2022. This increase was primarily attributable to increased connectivity spending on colocation, access ports and gateways, and microwave communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $9.1 million, or 3.0%, to $296.2 million for the nine months ended September 30, 2023, compared to $305.3 million for the nine months ended September 30, 2022. The decrease in compensation levels was primarily attributable to a decrease in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $29.5 million and $25.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Interest and dividends expense. Interest and dividends expense increased $189.7 million, or 123.8%, to $342.9 million for the nine months ended September 30, 2023, compared to $153.2 million for the nine months ended September 30, 2022. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions and higher dividend expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $19.1 million, or 36.0%, to $72.2 million for the nine months ended September 30, 2023, compared to $53.1 million for the nine months ended September 30, 2022. The increase was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the prior year period.

Depreciation and amortization. Depreciation and amortization decreased $3.4 million, or 6.7%, to $47.1 million for the nine months ended September 30, 2023, compared to $50.5 million for the nine months ended September 30, 2022. This decrease is driven primarily by decreased depreciation of computer equipment, and amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.8 million, or 1.6%, to $48.0 million for the nine months ended September 30, 2023, compared to $48.8 million for the nine months ended September 30, 2022. This decrease was primarily attributable to certain intangible assets being fully amortized in 2022.

Termination of office leases. Termination of office leases was $0.3 million for the nine months ended September 30, 2023, compared to $1.7 million for the nine months ended September 30, 2022. These expenses in the prior period are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $22.8 million, or 80.0%, to $5.7 million for the nine months ended September 30, 2023, compared to $28.5 million for the nine months ended September 30, 2022. The decrease was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were immaterial for the nine months ended September 30, 2023, compared to $1.1 million for the nine months ended September 30, 2022. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $7.6 million, or 11.4%, to $74.5 million for the nine months ended September 30, 2023, compared to $66.9 million for the nine months ended September 30, 2022. This increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt in January 2022, as described in further detail below, and the effect of higher interest rates.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $51.1 million and 16.6% for the nine months ended September 30, 2023, compared to a provision for income taxes and effective tax rate of $88.4 million and 17.1% for the nine months ended September 30, 2022.

Liquidity and Capital Resources

General

As of September 30, 2023, we had $688.8 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2023, we had borrowings under our prime brokerage credit facilities of approximately $93.6 million, borrowings under our broker dealer facilities of $100.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,805.4 million.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 "Borrowings" of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2023, there was an outstanding principal balance on our broker-dealer facilities of $100.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $93.6 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of September 30, 2023, $1,782.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2023.

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

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2023, and 2022.

	Nine Months Ended September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$143,691	$290,462
Investing activities	(70,463)	(10,980)
Financing activities	(385,285)	(466,498)
Effect of exchange rate changes on cash and cash equivalents	170	(43,490)
Net decrease in cash and cash equivalents	$(311,887)	$(230,506)

Operating Activities

Net cash provided by operating activities was $143.7 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $290.5 million for the nine months ended September 30, 2022. The change in net cash provided by operating activities was primarily attributable to lower net income, as well as decreases in noncash adjustments for the nine months ended September 30, 2023 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $70.5 million for the nine months ended September 30, 2023, compared with net cash used in investing activities of $11.0 million for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2022 included cash proceeds from the sale of strategic investments, partially offsetting cash uses in the prior period.

Financing Activities

Net cash used in financing activities was $385.3 million for the nine months ended September 30, 2023, compared to $466.5 million for the nine months ended September 30, 2022. The cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to $251.9 million in dividends to stockholders and distributions made to noncontrolling interests and $184.4 million in purchases of treasury stock. The cash used in financing activities of $466.5 million during the same period of 2022 primarily reflects $316.1 million net dividends to stockholders and distributions to noncontrolling interests, and $434.5 million purchase of treasury stock, partially offset by $164.4 million of net proceeds from long term borrowings, and an increase of $104.9 million in short-term borrowings.

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. Subsequently, the Company's Board of Directors authorized expansions of the share repurchase program on February 11, 2021 to $170.0 million, May 4, 2021 to $470.0 million (and extended the duration through May 4, 2022), and on November 3, 2021 to $1,220.0 million (and extended the duration through November 3, 2023).

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2023, the Company repurchased approximately 41.2 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,065.6 million. As of September 30, 2023, the Company has approximately of $154.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

When assessing impairment, an entity may perform an initial qualitative assessment, under which it assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. An entity has an unconditional option to bypass this qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2023, we performed a quantitative assessment as described above for each reporting unit and, the estimated fair value of each of the reporting units exceeded its respective carrying value, and therefore, goodwill was not impaired.

The estimated fair value of each reporting unit was based on valuation techniques the firm believes market participants would use to value these reporting units, and allocated the enterprise value to each reporting unit based on an estimate of relative fair value for each reporting unit. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the applicable reporting unit under currently applicable regulatory capital requirements.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $5.4 million and $16.3 million of amortization expense for the three and nine months ended September 30, 2023, and 2022, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2023 and December 31, 2022 was $8.3 billion and $4.6 billion, respectively, in long positions and $7.9 billion and $4.2 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 16.0% and 19.4% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $28.2 million and $36.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	80,081	$18.65	80,081	$201,728,674
Class C Common Stock/ Virtu Financial Units repurchases	5,086	19	N/A

August 1, 2023 - August 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	888,398	$18.81	858,370	$185,577,623
Class C Common Stock/ Virtu Financial Units repurchases	209,090	19	N/A

September 1, 2023 - September 30, 2023
Class A Common Stock / Virtu Financial Units repurchases	1,759,862	$17.77	1,751,481	$154,444,737
Total Common Stock / Virtu Financial Unit repurchases	2,942,517	$18.19	2,689.932	$154,444,737

(1) Includes the repurchase of 38,409 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2023

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2023, the Company repurchased approximately 41.2 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,065.6 million. As of September 30, 2023, the Company has approximately $154.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Virtu Financial, Inc.

DATE:	November 2, 2023	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	November 2, 2023	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer