Form 10-K
period 2023-12-31
Virtu Financial, Inc.
filed 2024-02-16
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Class of Stock	Shares Outstanding as of February 13, 2024
Class A common stock, par value $0.00001 per share	89,415,191
Class C common stock, par value $0.00001 per share	8,607,998
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,516.7 million, based on the closing price of $17.09 per share as reported by Nasdaq on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2024 Proxy Statement”) for its 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
•dependence upon trading counterparties, clients and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•recent SEC rule proposals focused on equity markets may, if adopted, materially change U.S. equity market structure, including reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an alternative trading system (“ATS”) or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants, all of which could have an adverse effect on our business;
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
ITEM 1. BUSINESS

Overview

We are a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to our clients. Leveraging our global market structure expertise and scaled, multi-asset infrastructure, we provide our clients a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. Our product offerings allow our clients to trade on hundreds of venues across over 50 countries and in multiple asset classes, including global equities, Exchange Traded Funds (“ETFs”), options, foreign exchange, futures, fixed income, cryptocurrencies, and myriad other commodities. Our integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that our clients rely upon to invest, trade and manage risk across global markets. We believe that our broad diversification, in combination with our proprietary technology platform and low-cost structure, gives us the scale necessary to grow our business around the globe as we service clients and facilitate risk transfer between global capital markets participants by providing liquidity, while at the same time earning attractive margins and returns.

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

We primarily conduct our Americas equities business through our SEC registered broker‑dealer, Virtu Americas, LLC (“VAL”). We are registered with the Central Bank of Ireland (“CBI”) and the Financial Conduct Authority (“FCA”) in the UK for our European trading, the Canadian Investment Regulatory Organization (“CIRO”) and the Ontario Securities Commission for our Canadian trading, and the Monetary Authority of Singapore (“MAS”), Securities and Futures Commission of Hong Kong (“SFC”), and Australian Securities and Investments Commission (“ASIC”) for our Asia-Pacific (“APAC”) trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and other matters that may affect our business and the operation of the financial markets and advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York City and our offices in Boston, Austin, Texas, Chicago, Short Hills, New Jersey, and Palm Beach Gardens, Florida. Abroad, we conduct our business through trading centers located in London, Dublin, Paris, Singapore, Hong Kong, Toronto, and Sydney.

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

Global Equities

We trade over 25,000 listed and over-the-counter (“OTC”) securities including, among others, equity related futures and exchange traded products (“ETPs”), on sixteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the Nasdaq, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the Member's Exchange (“MEMX”), the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

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

As ETPs and other similar products, including Exchange Traded Funds (“ETFs”), have proliferated both domestically and internationally, demand has increased for trading the underlying assets or hedging such products. Our technology has enabled us to expand into providing liquidity to this growing area by making markets across these assets in a variety of trading venues globally. We are authorized participants, and can create and/or redeem ETPs.

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

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2023, our Execution Services segment did not have any client that accounted for more than 10% of our total commissions earned.

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

We leverage technology and automation to perform many functions within Virtu. Cyber threats are a risk that we are exposed to as a result of our heavy utilization of technology. These threats could include the introduction of malicious code or unauthorized access, and could result in data loss or destruction, business interruption, financial loss, and the unavailability of service and other risks. We have taken steps to mitigate the various cyber threats, and we devote resources to maintain and regularly upgrade our systems and networks and review the ever-changing threat landscape. Cybersecurity risk is managed as part of our overall information technology risk framework under the direction of our Chief Information Security Officer. We periodically review policies and procedures to seek to ensure they are effective in mitigating current cyber and other information security threats. In addition to the policy reviews, we continue to look to implement solutions that enhance preventive and detection capabilities. We also maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. However, such insurance may be insufficient to cover all losses or may not provide any coverage.

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

In the execution services segment, our low-touch agency algorithmic execution and smart order routing products, as well as our high‑touch agency execution and portfolio trading services, compete with agency‑only and other sell‑side firms. Our trading and portfolio analytics compete with offerings from several sell‑side‑affiliated and independent companies. Our POSIT and MatchIt ATSs compete with various national and regional securities exchanges, ATSs, Electronic Communication Networks, MTFs and systematic internalizers for trade execution services. Our EMS, OMS, connectivity and RFQ services compete with offerings from independent vendors, agency‑only firms and other sell‑side firms.

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

Human Capital Resources

As of February 2, 2024, we had approximately 975 employees, located in nine countries around the world, all of whom were employed on a full‑time basis and in good standing. The approximate regional representation of our workforce is as follows: 71% Americas, 19% EMEA and 10% APAC. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

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

We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace. In 2020, we formed a Diversity and Inclusion Committee (now known as the Diversity, Equity and Inclusion Committee, the “DE&I Committee”) to help further these goals and objectives. The DE&I Committee has focused on broadening recruitment efforts, increasing awareness of diversity and inclusiveness related issues through internal trainings and communications, and internal and external mentorship, including mentorships with New York City high school students. Additionally, we have hosted an annual Women's Winternship program since 2019, which provides a week-long internship program aimed at introducing sophomore-level female college students to a career path in financial services and features instructors across the Company from various business lines and disciplines.

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

We conduct our European, Middle Eastern and African (“EMEA”) market making activities from Dublin and through our subsidiary Virtu Financial Ireland Limited (“VFIL”), which is authorized as an “Investment Firm” with the CBI. We conduct our EMEA execution services trading activity from Dublin, London, and Paris through our subsidiary Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited). VETL is authorized and regulated by the CBI as an “Investment Firm” and maintains branch offices in London and Paris. The London branch office of VETL is authorized and regulated by the FCA. VETL's Paris branch is registered with the Banque de France. VETL also operates a multi-lateral trading facility (“MTF”)

in Ireland and Virtu ITG UK Limited (“VIUK”), a U.K. investment firm, operates a MTF in the U.K. VIUK is an investment firm which is authorized and regulated by the FCA.

We conduct our APAC market making activities, including much of our market making in cryptocurrency products from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is registered with the MAS for an investment incentive arrangement. We conduct our APAC execution services trading activities from Singapore, Hong Kong, and Australia through our subsidiaries Virtu ITG Singapore Pte. Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Australia Limited. Virtu ITG Singapore Pte. Limited is a holder of a Capital Markets Services License from the MAS, which is its principal regulator. Virtu ITG Hong Kong Limited is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer’s license issued by the SFC, which is its principal regulator. Virtu ITG Australia Limited is a market participant of the Australian Securities Exchange (“ASX”) and Chi-X Australia Limited, and is also a holder of an Australian Financial Services License issued by the ASIC. Virtu ITG Australia Limited’s principal regulators are the ASX and ASIC.

Our Canadian market making activities and our Canadian execution services trading activities are conducted through our subsidiary Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.). Virtu Canada Corp. is a Canadian broker‑dealer registered as an investment dealer with CIRO, Ontario Securities Commission (“OSC”), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission (“ASC”), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. Virtu Canada Corp. is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec.

Most aspects of our business are subject to regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our broker-dealer subsidiaries are members. The SEC, FINRA, CFTC, NFA, U.S. state securities regulators, the European Securities and Markets Authority (“ESMA”) in the European Union, the CBI in Ireland, FCA in the U.K., Banque de France in France, MAS in Singapore, SFC in Hong Kong, ASX and ASIC in Australia, CIRO and OSC in Canada, other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets, including, but not limited to, trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, customer protection, reporting, record retention, market access and the conduct of officers, employees and other associated persons.

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

The SEC and other SROs have enacted and are actively considering rules that may affect our operations and profitability. Specifically, the SEC has proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change the U.S. equities market structure, the routing, handling and potentially the amount, character, and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), (iv) proposed amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. If adopted, these or other potential rule changes may alter the market structure for NMS securities in ways that would disfavor the current competing market center model and lessen the amount of volume executed off-exchange in favor of a central limit order book model or other centralized model for order interaction. Proposed revisions to SEC Rule 3b-16, Regulation ATS, and Regulation SCI would increase the number of technology platforms that meet the definition of an exchange and would then be required to register as an exchange or alternatively operate as an ATS, and/or operate under the more complex and costly Regulation SCI regime. Proposed changes to Regulation ATS would revise the format of Form ATS required to be filed and would impose additional disclosures and costs to rewrite and refile those forms. Recently adopted amendments to the definitions of “dealer” and “government securities dealer” under the Exchange Act are expected to increase the scope and breadth of these registrant categories. These changes and others may impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.

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

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID II represented significant change in the operation of European capital markets and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II contains detailed rules as to the types of platform upon which European equities trading can be conducted, including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third-country venues. MiFID II also requires market makers, such as VFIL, to post firm quotes at competitive prices and contains supplemental requirements with regards to investment firms’ pre-trade risk controls relating to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime is currently under review, with European Union authorities proposing to make further changes to the regime. In its communication on “The European economic and financial system: fostering openness, strength and resilience” of January 19, 2021, the European Commission confirmed its intention to propose to make changes with a view to improving simplifying and further harmonizing capital markets’ transparency as part of the review of the MiFID II and MiFIR framework. On December 21, 2022, the Council of the European Union published the texts of its general approach on the proposed regulation to amend MiFIR “as regards enhancing market data transparency, removing obstacles to the emergence of a consolidated tape, optimizing the trading obligations and amending Regulation (EU) No 575/2013 on prudential requirements for credit institutions and amending Regulation (EU) No 648/2012” and on the proposed directive “amending Directive 2014/65/EU on markets in financial instruments and amending Directive 2013/36/EU on access of the activity of credit institutions and the prudential supervision of credit institutions and investment firms, amending Directive 2002/87/EC and repealing Directives 2006/48/EC and 2006/49/EC”, each dated December 16, 2022; as well as publishing an “I” item note, also dated December 16, 2022, inviting the Council’s Permanent Representatives Committee to agree the text of the mandate for negotiations with European Parliament on the basis of the published general approaches, with a view to reaching agreement at first reading. The Council of the European Union further published an Information Note with respect to the “Proposal for a Regulation (EU) of the European

Parliament and of the Council of amending Regulation (EU) No 600/2014 as regards enhancing data transparency, removing obstacles to the emergence of consolidated tapes, optimizing the trading obligations and prohibiting receiving payments for forwarding client orders” and the “Proposal for the Directive (EU) 2023/ of the European Parliament and of the Council of amending Directive 2014/65/EU on markets in financial instruments”, dated October 18, 2023, which includes the final compromise texts for each proposed regulation. The Information Note details the draft overall compromise package as agreed by the Permanent Representatives’ Committee, with the Council of the European Union inviting the European Parliament to adopt its position at first reading in accordance with the compromise package, with a view to reaching an agreement and adopting the act at first reading. Further, in light of the U.K.’s withdrawal of its membership from the E.U., which is commonly referred to as “Brexit,” the passporting regime under MiFID II, which enables firms to provide services to countries across the E.U., no longer encompasses the U.K. VFIL and VETL continue to access U.K. markets, however, these entities do so not on the basis of MiFID passporting rights, but as third-country entities pursuant to U.K. law. Following Brexit, VETL had continued initially to service its U.K. client-base by means of the U.K. FCA’s Temporary Permissions Regime, pursuant to which its former MiFID branch was deemed to be authorized and regulated by the FCA under U.K. law. As of December 8, 2023, VETL’s application for its London branch to be authorized as a third-country branch was approved by the FCA, facilitating the long-term operational footprint of VETL’s branch in the U.K.

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

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement (as defined below), and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 57.8% interest in Virtu Financial at December 31, 2023. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain current and former members of the management of Virtu Financial, and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 86.5% of the combined voting power of our outstanding common stock as of December 31, 2023. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

We have completed two significant acquisitions that have expanded and complemented Virtu Financial's original electronic trading and market making business. On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition (the “Acquisition of KCG”) of KCG Holdings, Inc. (“KCG”) and on March 1, 2019 (the “ITG Closing Date”), we completed our acquisition of Investment Technology Group, Inc. (“ITG”) in an all-cash transaction (the “ITG Acquisition”).

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
•We are dependent upon our trading counterparties, clients and clearing houses to perform their obligations to us.
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

Organization and Structure

•We are a holding company and our principal asset is our 57.8% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.
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

We are dependent upon our trading counterparties, clients and clearing houses to perform their obligations to us.

Our business consists of providing consistent two‑sided liquidity to market participants across numerous geographies and asset classes as well as providing trade execution and related services to clients. In the event of a systemic market event, resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Further, one or more counterparties or clients may suffer liquidity or solvency challenges as a result of internal or other idiosyncratic events, and this may prevent these counterparties or clients, and potentially their counterparties or clients, from meeting their obligations to us. Following the implementation of certain mandates under the Dodd‑Frank Act in the U.S. and similar legislation worldwide, many trades in the securities and futures markets, though not all, and an increasing number of trades in the over‑the‑counter derivatives markets, are cleared through central counterparties. These central counterparties assume, and specialize in managing, counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearing house’s risk management methodology will be adequate to manage one or more defaults. Given the concentration of counterparty performance risk that is concentrated in central clearing parties, any failure by a clearing house to properly manage a default could lead to a systemic market failure. If our trading counterparties do not meet their obligations to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The majority of our market making revenue for 2023 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on our business, financial condition and operating results.

We could lose significant sources of revenues if we lose any of our larger clients or sources of order flow or lose access to an important exchange or other trading venue or if we fail to adapt to proposed new regulations, should they become final rules.

During a given period, a limited number of clients may account for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. The loss of one or more larger clients could have an adverse effect on our revenues and profitability in the future. None of these clients is currently contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these significant clients or that such clients will maintain or increase their demand for our trade execution services. Further, the continued integration of legacy systems and the development of new systems could result in disruptions to our ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, or to solicit new customers. Further, changes in applicable laws, regulations or rules could adversely impact our relationship with any such client or opportunities to interact with order flows from such clients. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Similarly, changes in applicable laws, regulations or rules promulgated by regulators or exchanges could conceivably prevent us from providing liquidity directly to clients or counterparties or other trading venue where we provide liquidity today. Following recent regulatory attention on U.S. equities market structure, including the practice of wholesale market making and other forms of off exchange trading, the SEC has proposed the adoption of new Rule 615, which would dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, and therefore may substantially diminish the volume of our transactions with retail client orders. This and other potential legal and regulatory changes are discussed in further detail in “Item 1A. Risk Factors—Legal and Regulatory Risks.” Though our revenues are diversified across exchanges and other trading venues, asset classes and geographies, the loss of access to or reduction in opportunities to transact with one or more significant clients or counterparties, exchanges or other trading venues for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2023, we had an aggregate of $1,751.8 million outstanding indebtedness under our long-term borrowings. In 2022, we incurred $1.8 billion of term loan under the Credit Agreement (as defined below) in connection with a refinancing transaction entered into on January 13, 2022 which is discussed in further detail in Note 8 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

The Credit Agreement also provides for a revolving credit facility which allows us to borrow on a revolving basis, subject to maximum borrowing limit of $250.0 million, under which we had no borrowing outstanding as of December 31, 2023. Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $400.0 million, under which we had no borrowings outstanding as of December 31, 2023. We are also a party to a $650.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2023. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $599.2 million under which we had $175.3 million in borrowings outstanding at December 31, 2023.

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

Our business relies on technology and automation to perform significant functions within our firm. Because of our reliance on technology, we may be susceptible to various forms of cyber-attacks by third parties or insiders. Like other financial services firms, we and our third-party service providers have been the target of cyber-attacks. Though we take steps to mitigate the various cyber threats and devote significant resources to maintain and update our systems and networks, we may be unable to anticipate attacks or to implement adequate preventative measures. We are not aware of any material losses we have incurred relating to cyber-attacks or other information security breaches. Our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including denial‑of‑service attacks, viruses, malicious software, ransomware, break‑ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain or otherwise result in financial losses or damages to our firm. Furthermore, security measures employed by third-party service providers may ultimately prove to be ineffective at countering threats and therefore could result in adverse impacts to our business, operations, or confidential information, depending upon our relationship with and exposure to a given services provider and the nature of the services provided. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or may not cover any losses. Breaches of our cybersecurity measures or those of our third-party service providers could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware, ransomware, or other malware being placed in our systems and intellectual property; deletion or modification of client information; or a denial‑of‑service or other interruptions to our business operations. Any actual or perceived breach of our cybersecurity could damage our reputation, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be harmed by computer and communication systems malfunctions, human error, failures and delays.

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, software bugs and errors, electronic and physical security breaches, natural disasters, economic or political developments, pandemics, weather events, power loss, utility or internet outages, computer viruses, intentional acts of vandalism, terrorism, geopolitical and/or global conflict, war and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate in ways that we did not intend, at an unacceptably low speed or even fail. While we have invested significant amounts of capital to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will always operate properly or be sufficient to handle such extraordinary trading volumes. Any disruption for any reason in the proper functioning or any corruption of our software or erroneous or corrupted data may cause us to make erroneous trades or suspend our services and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Since the timing and impact of disasters and disruptions are unpredictable, we may not be able to respond to actual events as they occur. Business disruptions can vary in their scope and significance and can affect one or more of our facilities. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited to, natural disasters, economic or political developments, pandemics, weather events, terrorism, geopolitical and/or global conflict, war and other similar events.

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

As certain of our subsidiaries are members of FINRA and other SROs, we are subject to certain regulations regarding changes in ownership or control and material changes in operations. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with certain change of ownership or control transactions, such as a transaction that results in a single entity or person owning 25% or more our equity. Similarly, VFIL, VETL and VIUK, our regulated subsidiaries in Ireland and the U.K., are subject to change in control regulations promulgated by the CBI and/or the FCA, and other registered or regulated foreign subsidiaries may be subject to similar regulations in applicable jurisdictions. As a result of these regulations, our future efforts to sell shares of our common stock or raise additional capital may be delayed or prohibited. We may be subject to similar restrictions in other jurisdictions in which we operate.

We are dependent on the continued service of certain key executives, the loss or diminished performance of whom could have a material adverse effect on our business, and our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel.

Our performance is substantially dependent on the performance of our senior management, including Douglas Cifu, our Chief Executive Officer, Joseph Molluso, our Co-President and Co-Chief Operating Officer, Brett Fairclough, our Co-President and Co-Chief Operating Officer, Sean Galvin, our Chief Financial Officer and Stephen Cavoli, our Executive Vice President, Global Head of Execution Services. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert his attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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

Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss.

The value of cryptocurrencies and other digital assets, whether traded in spot, ETP/ETF, or other form, is based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of cryptocurrencies and other digital assets are highly speculative. Due to this highly volatile nature, prices of cryptocurrencies and other digital assets have been subject to dramatic fluctuations which may impact our balance sheet. For example, if the price of the cryptocurrencies we hold in inventory drops below the price we paid to acquire this inventory, we could incur a loss. Moreover, if our systems fail at managing our inventory or customer orders, we could be left with excess inventory that increases our exposure to the volatility of the price of cryptocurrencies.

Further, because cryptocurrency, along with other digital assets, is a new and emerging asset class with unique electronic exposure, there is a high degree of fraud, theft, cyberattacks and other forms of risk in the cryptocurrency space, and legal, regulatory and market standards around market conduct, transparency, custody, segregation of client assets, clearing and settlement for these assets, including when traded in spot, ETP/ETF, or other form, are all evolving or unsettled, which can increase risks for us and other market participants. While the Company employs a variety of controls to mitigate risk of loss and theft in the cryptocurrency positions we maintain, it is possible, for example, for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for our cryptocurrency exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss, we could lose customers and clients as a result of reputational damage, and we may face regulatory or legal consequences. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

Legal and Regulatory Risks

Regulatory and legal uncertainties could harm our business.

Securities and derivatives businesses are heavily regulated. Firms in the financial services industry have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased considerably. In addition, following recent congressional, regulatory and news media attention to U.S. equities market structure, the regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. The retail trading environment in the U.S., relationships between broker-dealers and market making firms, short selling and “high frequency” and other forms of low latency or electronic trading strategies continue to be the focus of extensive regulatory scrutiny by federal, state and foreign regulators and SROs, and such scrutiny is likely to continue. Our market making and trading activities are characterized by substantial volumes, an emphasis on technology and certain other characteristics that are also commonly associated with high frequency trading and we engage in direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker-dealers and banks and in the context of our market making and trading activities, we are party to various remuneration and rebate arrangements, including payment for order flow, profit-sharing relationships, and exchange fee and rebate structures.

Additionally, the regulatory and legal status and classification of various cryptocurrencies and other digital assets is subject to substantial uncertainty. For example, a given digital asset could be considered a security, a commodity or currency, or some combination thereof, and therefore may be subject to rules and regulations promulgated by federal regulators, including but not limited to the SEC, the CFTC, the Department of Treasury, in addition to state regulators. While our participation in this asset class has been limited thus far, changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business or may significantly impact or limit our ability to increase our participation or could otherwise expose us to potential liability or losses.

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including VFIL, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposed additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of trading venues known as Organized Trading Facilities, and the promulgation of a bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime is currently under review, with European Union authorities proposing to make further changes to the regime. In its communication on “The European economic and financial system: fostering openness, strength and resilience” of January 19, 2021, the European Commission confirmed its intention to propose to make changes with a view to improving simplifying and further harmonizing capital markets’ transparency as part of the review of the MiFID II and MiFIR framework. On December 21, 2022, the Council of the European Union published the texts of its general approach on the proposed regulation to amend MiFIR “as regards enhancing market data transparency, removing obstacles to the emergence of a consolidated tape, optimizing the trading obligations and amending Regulation (EU) No 575/2013 on prudential requirements for credit institutions and amending Regulation (EU) No 648/2012” and on the proposed directive “amending Directive 2014/65/EU on markets in financial instruments and amending Directive 2013/36/EU on access of the activity of credit institutions and the prudential supervision of credit institutions and investment firms, amending Directive 2002/87/EC and repealing Directives 2006/48/EC and 2006/49/EC”, each dated December 16, 2022; as well as publishing an “I” item note, also dated December 16, 2022, inviting the Council’s Permanent Representatives Committee to agree the text of the mandate for negotiations with European Parliament on the basis of the published general approaches, with a view to reaching agreement at first reading. The Council of the European Union further published an Information Note with respect to the “Proposal for a Regulation (EU) of the European Parliament and of the Council of amending Regulation (EU) No 600/2014 as regards enhancing data transparency, removing obstacles to the emergence of consolidated tapes, optimizing the trading obligations and prohibiting receiving payments for forwarding client orders” and the “Proposal for the Directive (EU) 2023/ of the European Parliament and of the Council of amending Directive 2014/65/EU on markets in financial instruments”, dated October 18, 2023, which includes the final compromise texts for each proposed regulation. The Information Note details the draft overall compromise package as agreed by the Permanent Representatives’ Committee, with the Council of the European Union inviting the European Parliament to adopt its position at first reading in accordance with the compromise package, with a view to reaching an agreement and adopting the act at first reading. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the 2008 financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators have been implementing in the various jurisdictions in which our lenders may be incorporated. In the E.U., on December 24, 2019, a Regulation on the prudential requirements for Investment Firms (“IFR”) and a Directive on the prudential supervision of Investments Firms (“IFD”) entered into force. The IFR and IFD introduced new prudential requirements for investment firms, classifying them into different categories depending on the Company’s balance-sheet size and types of activity. The main provisions of the IFR and IFD were applicable from the end of June 2021. Certain Level 2 texts are still outstanding which are required to provide clarity on certain provisions in the IFR/IFD. As these rules are implemented and in certain cases impose more stringent capital and liquidity requirements, certain of our lenders may revise the terms of our borrowing facilities or margin financing arrangements, reduce the amount of financing they provide, or cease providing us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pending, proposed and other potential changes in laws and rules may adversely impact our business.

Certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to payment for order flow, off-exchange trading, additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the Committee on Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding Gamestop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow and short-selling. The SEC has recently proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), (iv) amendments to Rule 605 of Regulation NMS, (v) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements, and (vi) amendments to Regulation SCI which would broaden the scope of covered technology platforms business models. Additionally, rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act were recently adopted and are expected to broaden the scope of these registrant categories. Regulators may propose other market structure changes, particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

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

Our subsidiaries are subject to regulations in the U.S., and our foreign subsidiaries are subject to regulations abroad, in each case covering all aspects of their business. Regulatory bodies that exercise or may exercise authority over us include, without limitation, in the U.S., the SEC, FINRA, the Chicago Mercantile Exchange, the Intercontinental Exchange, the CFTC, the NFA Exchanges and the various state securities regulators; in the European Union, ESMA; in Ireland, the CBI; in Switzerland, the Swiss Financial Market Supervisory Authority; in France, the Autorité des Marchés Financiers (“AMF”); in the United Kingdom, the FCA; in Hong Kong, the SFC; in Australia, the ASIC; in Canada, the CIRO and various Canadian provincial securities commissions; in Singapore, the MAS; in India, the Securities and Exchange Board of India; and in Japan, the Financial Services Agency and the Japan Securities Dealers Association. Our mode of operation and profitability may be directly affected by additional legislation and changes in rules promulgated by various domestic and foreign government agencies and SROs that oversee our businesses, as well as by changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of additional capital and margin requirements and/or transaction taxes. While we endeavor to deliver required annual filings in all jurisdictions in a timely manner, we cannot guarantee that we will meet every applicable filing deadline globally. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could also negatively impact our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could negatively impact our operations, revenues and earnings.

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

Failure to maintain the required minimum capital may subject our regulated subsidiaries to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, reputational harm and ultimately could require the relevant entity’s liquidation. Events relating to capital adequacy could give rise to regulatory actions that could limit business expansion or require business reduction. SEC and SRO net capital rules prohibit payments of dividends, redemptions of stock, prepayments of subordinated indebtedness and the making of any unsecured advances or loans to a stockholder, employee or affiliate, in certain circumstances, including if such payment would reduce the Company’s net capital below required levels. Similar issues and risks arise in connection with the capital adequacy requirements of foreign regulators.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. In 2016, Estonia, one of the original members, withdrew its support for the proposal. As of December 31, 2023 such tax has not yet been implemented. On October 15, 2020, the Spanish Government published Law 5/2020 on the Spanish Financial Transaction Tax (“Spanish FTT”). The Spanish FTT constitutes a tax to be applied to acquisitions of equity shares in Spanish companies having a market capitalization greater than EUR1bn (as of 1st December the previous year), that are admitted to trading on a Spanish market or a market based in another E.U. member state. The Spanish FTT was applied to transactions from trade date of January 14, 2020, although it does contain certain exemptions, including in relation to market making activity.

In 2013, U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a U.S. person. More recently, in late 2018 and 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, have announced proposals or plans that include a financial transaction fee. At the state level recently, the state of New Jersey has considered a bill in the state legislature providing for a financial transaction tax on trades processed on any server located in New Jersey, with other states, including New York, discussing similar measures. Discussions in New York have included a proposed bill which would reestablish a stock transfer tax by repealing a rebate previously implemented and applied to such tax since 1981. Additional legislation may be proposed at the federal and state levels from time to time.

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

Following the UK's withdrawal of its membership from the EU in 2020, an event commonly referred to as “Brexit” and the conclusion of a subsequent transition period in 2021, U.K. investment firms which had previously used passporting permissions under MiFID II to provide services to clients in the E.U., ceased to subject to the E.U.'s MiFID II regime, and E.U. investment firms could no longer automatically access U.K. markets on the basis of MiFID passporting rights. Following Brexit, Virtu services its UK client-base via various means, including a UK authorized third-country branch of VETL, and by its UK investment firm, VIUK, which is authorized and regulated by the FCA with permission to operate an MTF.

Poor future relations between the U.K. and E.U., however, could adversely affect European or worldwide political, fiscal, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Disruptions and uncertainty caused by these events may also cause our clients to closely monitor their costs and reduce their spending budget on our services. Potential regulatory divergence between the U.K. and E.U. could cause disruption to our business in EMEA, through incurring implementation costs and/or other operational uplift required to comply with the distinct legal regimes. Any of these effects of the U.K.’s departure from the E.U., and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 57.8% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 57.8% of the Virtu Financial Units as of December 31, 2023. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equity holders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our First Lien Term Loan Facility (as defined below). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equity holders (including us), or the ability of its subsidiaries to make distributions to it. These include:

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

The Founder Post‑IPO Member controls approximately 86.5% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock, each share of which is entitled to 1 vote and 10 votes, respectively, on all matters submitted to a vote of our stockholders.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” does not apply against the Founder Post-IPO Member, Mr. Viola, any of our non‑employee directors or any of their respective affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our clients or customers. In addition, subject to the restrictions on competitive activities described below, Mr. Cifu is permitted to become engaged in, or provide services to, any other business or activity in which Mr. Viola is currently engaged or permitted to become engaged, to the extent that Mr. Cifu’s level of participation in such businesses or activities is consistent with his current participation in such businesses and activities. The Amended and Restated Virtu Financial LLC Agreement provides that Mr. Viola, in addition to our other executive officers and our employees that are Virtu Post-IPO Members, including Mr. Cifu, may not directly or indirectly engage in certain competitive activities until the third anniversary of the date on which such person ceases to be an officer, director or employee of ours. Our non‑employee directors are not subject to any such restriction. To the extent that the Founder Post-IPO Member, Mr. Viola, our non‑employee directors or any of their respective affiliates invests in other businesses, they may have differing interests than our other stockholders. Messrs. Viola and Cifu also have business relationships outside of our business.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, the purchases and exchanges completed in connection with our subsequent public offerings, the Secondary Offerings, and exchanges by employees and other Virtu Post-IPO Members will range from approximately $0.1 million to $22.1 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

As of December 31, 2023, we had 89,092,686 shares of Class A Common Stock outstanding and 4,940,674 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan (as defined below) upon the vesting of granted but unvested restricted stock units, excluding 5,070,530 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan but not yet granted, and 68,699,738 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 83,725,007 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining balance of 79,008,091 shares of Class A Common Stock outstanding as of December 31, 2023 (including shares issuable upon exchange and/or conversion, or vesting) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these 79,008,091 shares of our Class A Common Stock, including shares issuable upon exchange, conversion or vesting as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 26,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan, 5,070,530 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, another former stockholder, and piggyback registration rights to certain of the other Virtu Post-IPO Members.

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

In addition, a third party attempting to acquire us or a substantial position in our Class A Common Stock may be delayed or ultimately prevented from doing so by change in ownership or control regulations to which certain of our regulated subsidiaries are subject. FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a member firm’s equity and would include a change in control of a parent company. Similarly, VFIL, VETL and VIUK are subject to change in control regulations promulgated by the CBI and/or the FCA. We may also be subject to similar restrictions in other jurisdictions in which we operate. These regulations could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A Common Stock in the future, which could reduce the market price of our Class A Common Stock.

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

As a public company, we incur significant levels of legal, accounting and other expenses. Sarbanes-Oxley and related rules of the SEC, together with the listing requirements of Nasdaq, impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. We have incurred costs as a result of compliance with these public company requirements, and we may need to hire additional qualified personnel in order to continue to satisfy these public company requirements. We are required to expend considerable time and resources complying with public company regulations. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action.

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of another pandemic, terrorist attacks, geopolitical and/or global conflict, war, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19 or other widespread health emergency (or concerns over the possibility of such an emergency), vandalism, terrorist attacks, geopolitical and/or global conflict, war, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Virtu has established a Global Security team that, together with the Company's Chief Information Security Officer (“CISO”), is responsible for the strategic planning, execution, and enforcement of security initiatives and policies for the Company’s business units (the “Security Program”). The CISO reports directly to the Chief Executive Officer, and together with the Global Security team, possesses significant experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. As part of its Security Program, the Company has developed policies and procedures governing cybersecurity (the “Cybersecurity Program”).

Virtu’s Cybersecurity Program is driven by a threat analysis, laying out standards and requirements pertaining to, but not limited to, penetration testing, endpoint protection, incident management, access controls, mobile security, data classification, third-party access, encryption, system hardening and patching, vulnerability management, passwords, data destruction, physical security, and vendor risk assessment. We also conduct training and awareness exercises to mitigate employee-related cyber risks. In addition to these elements of the Cybersecurity Program aimed at mitigating risk, the Company has developed an Incident Management procedure that addresses escalation and reporting of security incidents in the event that they do occur and has conducted various cross-functional table top exercises to develop and refine a coordinated response plan. The Company also maintains insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber-related incidents. These processes are intended to identify and remediate cybersecurity incidents, and also provide the framework for our proactive identification, assessment, and management of potentially material risks from a wide range of cybersecurity threats. Risks identified through these processes are identified to and evaluated by our CISO, who periodically reports to our Board and Risk Committee as described below on any such risks determined by the Global Security team to be potentially material.

Our Cybersecurity Program is periodically evaluated by internal and external experts through penetration and vulnerability testing and other exercises which help us identify and assess material risks, evaluate the effectiveness of our Security Program in mitigating and managing these risks, and improve our security measures and planning, including by comparison to other companies and to industry standards. The results of these assessments are reviewed by our CISO and other members of management and are shared with the Risk Committee of our Board of Directors (the “Risk Committee”).

Our Risk Committee assists our Board of Directors (the “Board”) in its oversight of cybersecurity risk in accordance with its charter. The Risk Committee receives at least annually, and the Board receives periodically reports from our CISO and other members of senior management, which include updates on the Company’s cyber risks and threats, its Cybersecurity Program, the status of projects to augment our information security systems, assessments of the Security Program, and the emerging threat landscape.

We face a number of cybersecurity risks in connection with our business. Although we maintain and enforce our Cybersecurity Program, we may not detect or prevent all attempts to compromise our systems or otherwise cause breaches or disruptions, which could result in material impacts to our operations or financial condition. As of the date of the filing of this Annual Report on Form 10-K, we are not aware of any material impact to our results of operations or financial conditions resulting from cyberattacks or other information security breaches. For more information about the cybersecurity risks we face, see the risk factor entitled “We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation or monetary damages as a consequence” in Item 1A- Risk Factors.

ITEM 2. PROPERTIES

Our headquarters are located in leased office space at 1633 Broadway, New York, NY 10019. We also lease space for our offices in the U.S., Canada, Europe, and Asia-Pacific, and services in all segments are performed in each of these locations. We believe that our existing facilities are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 14 “Commitments, Contingencies and Guarantees” to the Company’s Consolidated Financial Statements included in Part II Item 8 “Financial Statements and Supplementary Data”, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on Nasdaq under the ticker symbol “VIRT.” There is no established public trading market for Class B Common Stock, Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of February 8, 2024, there are thirty-five stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, six stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our Board of Directors has adopted a policy of returning excess cash to our stockholders. The Board of Directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2023, 2022 and 2021. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs and RSAs (each as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s Board of Directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings.”

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from December 31, 2018 through December 31, 2023, with the S&P 500 Index and the NYSE ARCA Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities

Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

225
200
175
150
125
100
75
50
12/31/2018
6/28/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
6/30/2023
12/29/2023
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

Index	12/31/2018	6/28/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/30/2022	06/30/2023	12/29/2023
Virtu Financial Inc.	100.00	86.27	65.14	98.41	107.10	115.46	122.67	97.50	86.84	70.84	86.20
S&P 500	100.00	117.35	128.88	123.67	149.83	171.43	190.13	151.00	153.16	177.53	190.27
NYSE Arca Securities Broker/Dealer	100.00	112.57	122.35	114.54	159.09	197.66	205.13	160.65	189.23	198.74	234.81

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

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program to $170 million. On May 4, 2021 the Company's Board of directors authorized the expansion of the program, increasing the total authorized to $470 million and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million total and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. From the inception of the program through December 31, 2023, the Company has repurchased approximately 43.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,109.6 million. The Company has approximately $110.4 million of remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.
The following table contains information about the Company’s purchases of its Class A Common Stock and Class C Common Stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	1,039,179	$18.01	1,008,207	$136,271,227

November 1, 2023 - November 30, 2023
Class A Common Stock / Virtu Financial Units repurchases	661,261	17.7	658,939	124,606,029

December 1, 2023 - December 31, 2023
Class A Common Stock / Virtu Financial Units repurchases	731,810	19.44	730,673	110,402,519

Total Common Stock / Virtu Financial Unit repurchases	2,432,250	$18.36	2,397,819	$110,402,519
(1) Includes the repurchase of 34,431 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2023
During the year ended December 31, 2023, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 186,394 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2023:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	1,511,776	$19.00	5,070,530
Equity compensation plans not approved by security holders	None	—	—	—
Total		1,511,776	$19.00	5,070,530

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2023, and 2022 should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023, which are included in Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. This management's discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

For discussion around our results of operations for the year ended December 31, 2022 and for a comparison of our results of operations for the year ended December 31, 2022 and year ended December 31, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•volatility in levels of overall trading activity;
•dependence upon trading counterparties, clients and clearing houses performing their obligations to us;
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

Basis of Preparation

Our Consolidated Financial Statements for the years ended December 31, 2023 and 2022 reflect our operations and those of our consolidated subsidiaries.

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

Credit Agreement

On March 1, 2019, the “ITG Closing Date”, we announced the completed acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction (the “ITG Acquisition”). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the “Acquisition Credit Agreement”). The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the “Acquisition First Lien Term Loan Facility”) in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “Acquisition First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted London Interbank Offered Rate (“LIBOR”) or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH's first lien leverage ratio.

On January 13, 2022 (the “Credit Agreement Closing Date”), VFH and Virtu Financial entered into a credit agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the Acquisition Credit Agreement, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2023, options to purchase 1,643,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

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

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2023, 2022, and 2021:

(in thousands)	Years Ended December 31,
Market Making	2023	2022	2021
Total revenue	$1,843,523	$1,812,839	$2,203,046
Total operating expenses	1,527,921	1,332,280	1,277,078
Income before income taxes and noncontrolling interest	315,602	480,559	925,968
Execution Services
Total revenue	446,542	514,241	600,215
Total operating expenses	436,102	472,899	530,196
Income before income taxes and noncontrolling interest	10,440	41,342	70,019
Corporate
Total revenue	3,308	37,732	8,224
Total operating expenses	4,219	2,835	7,307
Income before income taxes and noncontrolling interest	(911)	34,897	917
Consolidated
Total revenue	2,293,373	2,364,812	2,811,485
Total operating expenses	1,968,242	1,808,014	1,814,581
Income before income taxes and noncontrolling interest	$325,131	$556,798	$996,904

The following table shows our results of operations for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Trading income, net	$1,301,344	$1,628,898	$2,105,194
Interest and dividends income	462,566	159,120	75,384
Commissions, net and technology services	455,598	529,845	614,489
Other, net	73,865	46,949	16,418
Total revenue	2,293,373	2,364,812	2,811,485

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	508,358	619,168	745,434
Communication and data processing	230,760	219,505	211,988
Employee compensation and payroll taxes	394,039	390,947	376,282
Interest and dividends expense	500,467	231,060	139,704
Operations and administrative	98,972	86,069	88,149
Depreciation and amortization	63,306	66,377	67,816
Amortization of purchased intangibles and acquired capitalized software	63,960	64,837	69,668
Termination of office leases	455	6,982	28,138
Debt issue cost related to debt refinancing, prepayment and commitment fees	8,317	29,910	6,590
Transaction advisory fees and expenses	314	1,124	843
Financing interest expense on long-term borrowings	99,294	92,035	79,969
Total operating expenses	1,968,242	1,808,014	1,814,581
Income before income taxes and noncontrolling interest	325,131	556,798	996,904
Provision for income taxes	61,210	88,466	169,670
Net income	$263,921	$468,332	$827,234

Selected Operating Margins
GAAP Net income Margin (1)	11.5%	19.8%	29.4%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2023	2022	2021
Net income	$263,921	$468,332	$827,234
Noncontrolling interest	(121,885)	(203,306)	(350,356)

Net income available for common stockholders	$142,036	$265,026	$476,878

Earnings per share
Basic	$1.42	$2.45	$3.95
Diluted	$1.42	$2.44	$3.91

Weighted average common shares outstanding
Basic	94,076,165	103,997,767	117,339,539
Diluted	94,076,165	104,422,443	118,423,928
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 57% and 69% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

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

Interest and dividends expense. We incur interest expense from loaning certain equity securities in the general course of our market making activities pursuant to collateralized lending transactions. Typically, dividends expense is incurred when a dividend is paid on securities sold short.

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
•“EBITDA”, which measures our operating performance by adjusting Net Income to exclude Financing interest expense on long-term borrowings, Debt issue cost related to debt refinancing, prepayment, and commitment fees, Depreciation and amortization, Amortization of purchased intangibles and acquired capitalized software, and Income tax expense, and “Adjusted EBITDA”, which measures our operating performance by further adjusting EBITDA to exclude severance, transaction advisory fees and expenses, termination of office leases, charges related to share-based compensation and other expenses, which includes reserves for legal matters, and Other, net, which includes gains and losses from strategic investments, the sales of businesses, and other income.
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

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$1,301,344	$1,628,898	$2,105,194
Interest and dividends income	462,566	159,120	75,384
Commissions, net and technology services	455,598	529,845	614,489
Brokerage, exchange, clearance fees and payments for order flow, net	(508,358)	(619,168)	(745,434)
Interest and dividends expense	(500,467)	(231,060)	(139,704)
Adjusted Net Trading Income	$1,210,683	$1,467,635	$1,909,929

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$263,921	$468,332	$827,234
Financing interest expense on long-term borrowings	99,294	92,035	79,969
Debt issue cost related to debt refinancing, prepayment, and commitment fees	8,317	29,910	6,590
Depreciation and amortization	63,306	66,377	67,816
Amortization of purchased intangibles and acquired capitalized software	63,960	64,837	69,668
Provision for income taxes	61,210	88,466	169,670
EBITDA	$560,008	$809,957	$1,220,947
Severance	8,793	8,070	6,112
Transaction advisory fees and expenses	314	1,124	843
Termination of office leases	455	6,982	28,138
Other	(65,536)	(34,229)	(10,558)
Share based compensation	63,933	67,219	55,751
Adjusted EBITDA	$567,967	$859,123	$1,301,233

Selected Operating Margins
GAAP Net income Margin (1)	11.5%	19.8%	29.4%
Non-GAAP Net income Margin (2)	21.8%	31.9%	43.3%
EBITDA Margin (3)	46.3%	55.2%	63.9%
Adjusted EBITDA Margin (4)	46.9%	58.5%	68.1%
(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$263,921	$468,332	$827,234
Provision for income taxes	61,210	88,466	169,670
Income before income taxes	325,131	556,798	996,904

Amortization of purchased intangibles and acquired capitalized software	63,960	64,837	69,668
Debt issue cost related to debt refinancing, prepayment, and commitment fees	8,317	29,910	6,590
Severance	8,793	8,070	6,112
Transaction advisory fees and expenses	314	1,124	843
Termination of office leases	455	6,982	28,138
Other	(65,536)	(34,229)	(10,558)
Share based compensation	63,933	67,219	55,751
Normalized Adjusted Net Income before income taxes	405,367	700,711	1,153,448
Normalized provision for income taxes (1)	97,286	168,171	276,827
Normalized Adjusted Net Income	$308,081	$532,540	$876,621

Weighted Average Adjusted shares outstanding (2)	167,782,513	177,688,188	191,958,870

Basic earnings per share	$1.42	$2.45	$3.95
Normalized Adjusted EPS	$1.84	$3.00	$4.57

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2023, 2022, and 2021.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,283,680	$17,664	$—	$1,301,344
Commissions, net and technology services	29,571	426,027	—	455,598
Interest and dividends income	451,859	10,707	—	462,566
Brokerage, exchange, clearance fees and payments for order flow, net	(420,608)	(87,750)	—	(508,358)
Interest and dividends expense	(497,895)	(2,572)	—	(500,467)
Adjusted Net Trading Income	$846,607	$364,076	$—	$1,210,683

	Year Ended December 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,607,819	$21,079	$—	$1,628,898
Commissions, net and technology services	42,180	487,665	—	529,845
Interest and dividends income	158,664	456	—	159,120
Brokerage, exchange, clearance fees and payments for order flow, net	(524,762)	(94,406)	—	(619,168)
Interest and dividends expense	(225,427)	(5,633)	—	(231,060)
Adjusted Net Trading Income	$1,058,474	$409,161	$—	$1,467,635

	Year Ended December 31, 2021
	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,079,653	$25,541	$—	$2,105,194
Commissions, net and technology services	40,955	573,534	—	614,489
Interest and dividends income	75,311	73	—	75,384
Brokerage, exchange, clearance fees and payments for order flow, net	(634,783)	(110,651)	—	(745,434)
Interest and dividends expense	(133,584)	(6,120)	—	(139,704)
Adjusted Net Trading Income	$1,427,552	$482,377	$—	$1,909,929

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the years ended December 31, 2023, 2022, and 2021:

(in thousands, except %)	2023			2022			2021
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Market Making	$846,607	$3,386	69.9%	$1,058,474	$4,217	72.1%	$1,427,552	$5,665	74.7%

Execution Services	364,076	1,456	30.1%	409,161	1,630	27.9%	482,377	1,914	25.3%

Corporate	—	—	—%	—	—	—%	—	—	—%

Adjusted Net Trading Income	$1,210,683	$4,842	100.0%	$1,467,635	$5,847	100.0%	$1,909,929	$7,579	100.0%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total Revenues

Our total revenues decreased $71.4 million, or 3.0%, to $2,293.4 million for the year ended December 31, 2023, compared to $2,364.8 million for the year ended December 31, 2022. This decrease was primarily attributable to decreases of $327.6 million in Trading income, net and $74.2 million in Commissions, net and technology services, during the year ended December 31, 2023 compared to the prior period, partially offset by an increase of $303.5 million in Interest and dividends income, which is largely driven by the level of trading assets held over periods when dividends are paid, and the levels of stock borrowing and trading asset financing during the year ended December 31, 2023 compared to the same period in 2022.

The following table shows the total revenues by segment for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
(in thousands, except for percentage)	2023	2022	% Change
Market Making
Trading income, net	$1,283,680	$1,607,819	(20.2)%
Interest and dividends income	451,859	158,664	184.8%
Commissions, net and technology services	29,571	42,180	(29.9)%
Other, net	78,413	4,176	NM
Total revenues from Market Making	$1,843,523	$1,812,839	1.7%

Execution Services
Trading income, net	$17,664	$21,079	(16.2)
Interest and dividends income	10,707	456	NM
Commissions, net and technology services	426,027	487,665	(12.6)%
Other, net	(7,856)	5,041	NM
Total revenues from Execution Services	$446,542	$514,241	(13.2)%

Corporate
Other, net	$3,308	$37,732	(91.2)%
Total revenues from Corporate	$3,308	$37,732	(91.2)%

Consolidated
Trading income, net	$1,301,344	$1,628,898	(20.1)%
Interest and dividends income	462,566	159,120	190.7%
Commissions, net and technology services	455,598	529,845	(14.0)%
Other, net	73,865	46,949	57.3%
Total revenues	$2,293,373	$2,364,812	(3.0)%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, decreased $327.6 million, or 20.1%, to $1,301.3 million for the year ended December 31, 2023, compared to $1,628.9 million for the year ended December 31, 2022. The decrease was largely a result of the decreased opportunity in our customer market making trading as a result of lower spread opportunity and decreased quality of the order flow with which we interact. Rather than analyzing Trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $303.5 million, or 190.8%, to $462.6 million for the year ended December 31, 2023, compared to $159.1 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, and higher dividends earned on market making trading assets held over periods when dividends are paid, both of which benefited from higher interest rates for the period compared to the prior period. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $74.2 million, or 14.0%, to $455.6 million for the year ended December 31, 2023, compared to $529.8 million for the year ended December 31, 2022. This decrease was driven by the reduction of institutional investors commissions available, and declining institutional engagement, both of which resulted in lower commission income. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $27.0 million, or 57.6%, to $73.9 million for the year ended December 31, 2023, compared to $46.9 million for the year ended December 31, 2022. The income for the year ended December 31, 2023 primarily related to gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products. The income in 2022 was primarily due to gains recognized from sales of investments in our strategic investments portfolio.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $257.0 million, or 17.5%, to $1,210.7 million for the year ended December 31, 2023, compared to $1,467.6 million for the year ended December 31, 2022. This decrease was primarily attributable to lower Trading income, net and Commissions, net and technology services, as noted above, and higher Interest and dividends expense, as noted below, partially offset by an increase in Interest and dividends income, as described above, and lower Brokerage, exchange, clearance fees and payments for order flow, net as described below. Average daily Adjusted Net Trading Income decreased $1.0 million, or 17.2%, to $4.8 million for the year ended December 31, 2023, compared to $5.8 million for the year ended December 31, 2022. The number of trading days was 250 days for the year ended December 31, 2023, compared to 251 days for the year ended December 31, 2022. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $160.2 million, or 8.9%, to $1,968.2 million for the year ended December 31, 2023, compared to $1,808.0 million for the year ended December 31, 2022. The increase was primarily driven by increase in Interest and dividends expense, offset in part, by lower Brokerage, exchange, clearance fees and payments for order flow, net, and lower Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $110.8 million, or 17.9%, to $508.4 million for the year ended December 31, 2023, compared to $619.2 million for the year ended December 31, 2022. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $11.3 million, or 5.1%, to $230.8 million for the year ended December 31, 2023, compared to $219.5 million for the year ended December 31, 2022. This increase was primarily attributable to increased connectivity spending on colocation, market data, access ports and gateways, and microwave communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $3.1 million, or 0.8%, to $394.0 million for the year ended December 31, 2023, compared to $390.9 million for the year ended December 31, 2022. The increase in compensation levels was primarily attributable to an increase in salaries and wages, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $40.4 million and $35.5 million for the years ended December 31, 2023 and 2022, respectively.

Interest and dividends expense. Interest and dividends expense increased $269.4 million, or 116.6%, to $500.5 million for the year ended December 31, 2023, compared to $231.1 million for the year ended December 31, 2022. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions and higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $12.9 million, or 15.0%, to $99.0 million for the year ended December 31, 2023, compared to $86.1 million for the year ended December 31, 2022. The increase was primarily driven by the beneficial effect of a strong U.S. dollar on foreign exchange translation gains during the prior year period.

Depreciation and amortization. Depreciation and amortization decreased $3.1 million, or 4.7%, to $63.3 million for the year ended December 31, 2023, compared to $66.4 million for the year ended December 31, 2022. This decrease was driven primarily by decreased depreciation of computer equipment, and amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.8 million, or 1.2%, to $64.0 million for the year ended December 31, 2023, compared to $64.8 million for the year ended December 31, 2022. This decrease was primarily attributable to certain intangible assets being fully amortized in 2022.

Termination of office leases. Termination of office leases was $0.5 million for the year ended December 31, 2023, compared to $7.0 million for the year ended December 31, 2022. These expenses in the prior period are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $21.6 million, or 72.2%, to $8.3 million for the year ended December 31, 2023, compared to $29.9 million for the year ended December 31, 2022. The year-over-year change was primarily driven by the acceleration of deferred debt issuance costs as a result of refinancing our long-term debt transaction in January 2022. See Note 8 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were $0.3 million for the year ended December 31, 2023, compared to $1.1 million for the year ended December 31, 2022. These expenses were primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $7.3 million, or 7.9%, to $99.3 million for the year ended December 31, 2023, compared to $92.0 million for the year ended December 31, 2022. This increase was attributable to the increase in outstanding principal as a result of refinancing our long-term debt in January 2022, as described in further detail below, and the effect of higher interest rates on the unhedged portion of our long-term debt.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $61.2 million and 18.8% for the year ended December 31, 2023, compared to a provision for income taxes and effective tax rate of $88.5 million and 15.9% for the year ended December 31, 2022.

Liquidity and Capital Resources

General

As of December 31, 2023, we had $820.4 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2023, we had borrowings under our prime brokerage credit facilities of approximately $175.3 million, no borrowings under our broker dealer facilities, and long-term debt outstanding in an aggregate principal amount of approximately $1,751.8 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned U.S. broker-dealer subsidiary, as discussed in Note 8 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Short-term Liquidity and Capital Resources

Based on our current level of operations, we believe our cash flows from operations, available cash and cash equivalents, and available borrowings under our broker-dealer credit facilities will be adequate to meet our future liquidity needs for the next twelve months. We anticipate that our primary upcoming cash and liquidity needs will be increased due to margin requirements from increased trading activities in markets where we currently provide liquidity and in new markets into which we plan to expand. We manage and monitor our margin and liquidity needs on a real-time basis and can adjust our requirements both intra-day and inter-day, as required.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 “Tax Receivable Agreements” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, $21.3 million in March 2022, and $23.3 million in April 2023. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary, Virtu Americas LLC (“VAL”) is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. VAL is a registered U.S. broker-dealer, and its primary regulators include the SEC and the Financial Industry Regulatory Authority (“FINRA”). In June 2023 our U.S. subsidiary RFQ-Hub Americas LLC (“RAL”) became a registered U.S. broker-dealer and as such is subject to regulation and capital requirements from its primary regulators, the SEC and FINRA.

The SEC and FINRA impose rules that require notification when regulatory capital falls below certain pre-defined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required regulatory capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the Company’s liquidation. Additionally, certain applicable rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and/or approval from the SEC and FINRA for certain capital withdrawals. VAL is also subject to rules set forth by NYSE and is required to maintain a certain level of capital in connection with the operation of its designated market maker business.

Our Canadian subsidiaries, Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.) and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Canadian Investment Regulatory Organization. Our Irish subsidiaries, Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited) are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VETL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, and Virtu ITG Hong Kong Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, respectively. Virtu ITG Singapore Pte. Limited and Virtu Financial Singapore Pte. Ltd. have similar regulatory requirements and are regulated by the Monetary Authority of Singapore.

See Note 20 “Regulatory Requirement” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 “Borrowings” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2023, there was no outstanding principal balance on our broker-dealer facilities, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $175.3 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The term loan borrowings and revolver borrowings under the Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50% or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of December 31, 2023, $1,727.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2023.

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

In December 2023, the Company terminated the two interest rate swap arrangements and received $55.8 million in proceeds from the counterparty. The Company therefore dedesignated those cash flow hedges under ASC 815, and the amounts in AOCI related to the terminated swaps are to be amortized through interest expense. The Company simultaneously entered into a two-year $1,525 million floating-to-fixed interest rate swap agreement with the same counterparty. The new interest rate swap met the criteria to be considered and was designated as a qualifying cash flow hedge under ASC 815 as of December 2023, and it effectively fixed interest payment obligations on $1,525 million of principal under the First Lien Term Loan Facility at rate of 7.5% through November 2025, based on the interest rates set forth in the Credit Agreement.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
Net cash provided by (used in):	2023	2022	2021
Operating activities	$491,777	$706,803	$1,171,626
Investing activities	(94,484)	(29,530)	(87,349)
Financing activities	(585,032)	(735,745)	(957,859)
Effect of exchange rate changes on cash and cash equivalents	4,957	(24,239)	(12,470)
Net increase (decrease) in cash and cash equivalents	$(182,782)	$(82,711)	$113,948

Operating Activities

Net cash provided by operating activities was $491.8 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $706.8 million for the year ended December 31, 2022. The change in net cash provided by operating activities was primarily attributable to lower net income, as well as decreases in noncash adjustments for the year ended December 31, 2023 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $94.5 million for the year ended December 31, 2023, compared with net cash used in investing activities of $29.5 million for the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2022 included cash proceeds provided by the sale of strategic investments, partially offsetting cash uses in that period.

Financing Activities

Net cash used in financing activities was $585.0 million for the year ended December 31, 2023, compared to $735.7 million for the year ended December 31, 2022. The cash used in financing activities for the year ended December 31, 2023 was primarily attributable to $306.1 million in dividends to stockholders and distributions made to noncontrolling interests and $229.0 million in purchases of treasury stock. The cash used in financing activities of $735.7 million during the same period of 2022 primarily reflects $375.3 million net dividends to stockholders and distributions to noncontrolling interests, and $480.5 million purchase of treasury stock, partially offset by $164.4 million of net proceeds from long term borrowings, and an increase of $59.1 million in short-term borrowings.

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. Subsequently, the Company's Board of Directors authorized expansions of the share repurchase program on February 11, 2021 to $170.0 million, on May 4, 2021 to $470.0 million (and extended the duration through May 4, 2022), on November 3, 2021 to $1,220.0 million (and extended the duration through November 3, 2023, and on November 2, 2023, further extended the program through December 31, 2024).

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2023, the Company repurchased approximately 43.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,109.6 million. As of December 31, 2023, the Company has approximately of $110.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Contractual Obligations
Our expected material cash requirements include the following contractual obligations:
Debt
As of December 31, 2023, we had $1,727.0 million of outstanding principal on our First Lien Term Loan Facility. Each year, we are required to repay $18.0 million of this balance, with the remaining principal due in 2029. On December 12, 2023, we made a voluntary prepayment of $55.0 million, and the payment is applied toward subsequent annual amortization installments. Additionally, $24.8 million of our long-term debt related to the SBI bonds is due in 2026. See Note 8 “Borrowings” in Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.
Leases
We have lease arrangements, primarily for office space and technology and equipment. As of December 31, 2023, we had $76.3 million of operating lease payments and $11.3 million of finance lease payments due within twelve months, and $252.0 million of operating lease payments and $21.8 million of finance leases payments due after twelve months.
Tax Receivable Agreement
The ultimate amounts owed under the tax receivable agreement and timing of the amounts due are not presently known. As of December 31, 2023, a total of $216.5 million has been recorded for amounts due pursuant to tax receivable agreements in the Consolidated Financial Statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.
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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Consolidated Financial Statements See Note 9 “Financial Assets and Liabilities” of Part II Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan, and assumed pursuant to the Amended and Restated ITG 2007 Equity Plan, were in the form of stock options, Class A Common Stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. The assessment of the performance condition becomes certain within the year of grant. At year end there is no future assessment that would affect grants with a performance condition. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

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

The estimated fair value of each reporting unit was based on valuation techniques the Company believes market participants would use to value these reporting units, and allocated the enterprise value to each reporting unit based on an estimate of relative fair value for each reporting unit. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the applicable reporting unit under currently applicable regulatory capital requirements.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $21.7 million of amortization expense for the years ended December 31, 2023, 2022, and 2021, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2023 and December 31, 2022 was $7.4 billion and $4.6 billion, respectively, in long positions and $6.1 billion and $4.2 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 16.2% and 19.1% of our total revenues for the years ended December 31, 2023 and 2022, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $37.3 million and $45.1 million for the years ended December 31, 2023 and 2022, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Trading Income, net (“Trading Income”)

As described in Note 2 to the consolidated financial statements, $1.301 billion of the Company’s Trading Income for the year ended December 31, 2023 is composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased, are recorded on the trade date and reported on a net basis in the consolidated statements of comprehensive income. The principal considerations for our determination that performing procedures relating to Trading Income is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the transactions which comprise the trading income. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s calculation of Trading Income, including controls over the completeness, accuracy, existence, and valuation of trading assets and trading liabilities. These procedures also included, among others, testing of the inputs used by management in their trading income calculations and independently recalculating trading income. The procedures performed over testing of the inputs include (i) confirming a sample of trading assets, trading liabilities and cash (collectively the “equity value”) within each trading portfolio at the balance sheet date with external third parties; (ii) developing independent prices for a sample of trading assets and liabilities at the balance sheet date and comparing management’s prices to the independently developed prices; (iii) testing a sample of purchases and sales throughout the year by agreeing the quantity and price to settlement documentation, and (iv) testing the equity value of a sample of trading portfolios throughout the year by comparing the amounts to third party clearing statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 16, 2024
We have served as the Company’s auditor since 2018.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$820,436	$981,580
Cash restricted or segregated under regulations and other	35,024	56,662
Securities borrowed	1,722,440	1,187,674
Securities purchased under agreements to resell	1,512,114	336,999
Receivables from broker-dealers and clearing organizations	737,724	1,115,185
Trading assets, at fair value:
Financial instruments owned	6,127,752	3,667,481
Financial instruments owned and pledged	1,230,859	963,071
Receivables from customers	106,245	80,830
Property, equipment and capitalized software (net of accumulated depreciation of $367,779 and $460,763 as of December 31, 2023 and December 31, 2022, respectively)	100,365	85,194
Operating lease right-of-use assets	229,499	187,442
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $381,973 and $318,013 as of December 31, 2023 and December 31, 2022, respectively)	257,520	321,480
Deferred tax assets	133,760	146,801
Other assets ($84,521 and $78,965, at fair value, as of December 31, 2023 and December 31, 2022, respectively)	303,720	303,916
Total assets	$14,466,384	$10,583,241

Liabilities and equity
Liabilities
Short-term borrowings	$—	$3,944
Securities loaned	1,329,446	1,060,432
Securities sold under agreements to repurchase	1,795,994	627,549
Payables to broker-dealers and clearing organizations	1,167,712	273,843
Payables to customers	23,229	46,525
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	6,071,352	4,196,974
Tax receivable agreement obligations	216,480	238,758
Accounts payable, accrued expenses and other liabilities	451,293	448,635
Operating lease liabilities	278,317	239,202
Long-term borrowings	1,727,205	1,795,952
Total liabilities	13,061,028	8,931,814

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 134,901,037 and 133,071,754 shares, Outstanding — 89,092,686 and 98,549,464 shares at December 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2023 and December 31, 2022, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,607,998 and 9,030,066 shares at December 31, 2023 and December 31, 2022, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost, 45,808,351 and 34,522,290 shares at December 31, 2023 and December 31, 2022, respectively	(1,166,299)	(954,637)
Additional paid-in capital	1,351,574	1,292,613
Retained earnings (accumulated deficit)	1,000,403	972,317
Accumulated other comprehensive income (loss)	17,047	31,604
Total Virtu Financial Inc. stockholders' equity	1,202,727	1,341,899
Noncontrolling interest	202,629	309,528

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2023	December 31, 2022
Total equity	1,405,356	1,651,427

Total liabilities and equity	$14,466,384	$10,583,241
See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Revenues:
Trading income, net	$1,301,344	$1,628,898	$2,105,194
Interest and dividends income	462,566	159,120	75,384
Commissions, net and technology services	455,598	529,845	614,489
Other, net	73,865	46,949	16,418
Total revenue	2,293,373	2,364,812	2,811,485

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	508,358	619,168	745,434
Communication and data processing	230,760	219,505	211,988
Employee compensation and payroll taxes	394,039	390,947	376,282
Interest and dividends expense	500,467	231,060	139,704
Operations and administrative	98,972	86,069	88,149
Depreciation and amortization	63,306	66,377	67,816
Amortization of purchased intangibles and acquired capitalized software	63,960	64,837	69,668
Termination of office leases	455	6,982	28,138
Debt issue cost related to debt refinancing, prepayment and commitment fees	8,317	29,910	6,590
Transaction advisory fees and expenses	314	1,124	843
Financing interest expense on long-term borrowings	99,294	92,035	79,969
Total operating expenses	1,968,242	1,808,014	1,814,581
Income before income taxes and noncontrolling interest	325,131	556,798	996,904
Provision for income taxes	61,210	88,466	169,670
Net income	263,921	468,332	827,234
Noncontrolling interest	(121,885)	(203,306)	(350,356)

Net income available for common stockholders	$142,036	$265,026	$476,878

Earnings per share
Basic	$1.42	$2.45	$3.95
Diluted	$1.42	$2.44	$3.91

Weighted average common shares outstanding
Basic	94,076,165	103,997,767	117,339,539
Diluted	94,076,165	104,422,443	118,423,928

Net income	$263,921	$468,332	$827,234
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	4,957	(24,254)	(12,470)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(36,993)	90,865	37,794
Comprehensive income	231,885	534,943	852,558
Less: Comprehensive income attributable to noncontrolling interest	(104,406)	(228,117)	(360,389)
Comprehensive income attributable to common stockholders	$127,479	$306,826	$492,169

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2023, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2020	125,627,277	$1	10,226,939	$—	60,091,740	$1	(3,615,097)	$(88,923)	$1,160,567	$422,381	$(25,487)	$1,468,540	$386,498	$1,855,038
Share based compensation	2,434,251	—	—	—	—	—	—	—	$55,654	$—	$—	$55,654	$—	$55,654
Repurchase of Class C common stock	—	—	(120,025)	—	—	—	—	—	$(3,455)	$—	$—	$(3,455)	$—	$(3,455)
Treasury stock purchases	(840,229)	—	—	—	—	—	(14,711,766)	(405,152)	$—	$(22,301)	$—	$(427,453)	$—	$(427,453)
Stock option exercised	528,497	—	—	—	—	—	—	—	$10,042	$—	$—	$10,042	$—	$10,042
Net Income	—	—	—	—	—	—	—	—	$—	$476,878	$—	$476,878	$350,356	$827,234
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$(7,673)	$(7,673)	$(4,797)	$(12,470)
Warrants exercised	3,000,000	—	—	—	—	—	—	—	$—	$68,940	$—	$68,940	$—	$68,940

Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	$—	$—	$22,964	$22,964	$14,830	$37,794
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(115,360)	$—	$(115,360)	$(432,657)	$(548,017)
Issuance of Common Stock in connection with employee exchanges	747,849	—	—	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(747,849)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	$311	$—	$—	$311	$—	$311
Balance at December 31, 2021	131,497,645	1	9,359,065	—	60,091,740	1	(18,326,863)	(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,897,030	—	—	—	—	—	—	—	$71,597	$—	$—	$71,597	$—	$71,597
Repurchase of Class C common stock	—	—	(236,069)	—	—	—	—	—	$(8,256)	$—	$—	$(8,256)	$—	$(8,256)
Treasury stock purchases	(684,730)	—	—	—	—	—	(16,195,427)	(460,562)	$—	$(19,982)	$—	$(480,544)	$—	$(480,544)
Stock option exercised	268,879	—	—	—	—	—	—	—	$5,109	$—	$—	$5,109	$—	$5,109
Net Income	—	—	—	—	—	—	—	—	$—	$265,026	$—	$265,026	$203,306	$468,332
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$(13,605)	$(13,605)	$(10,649)	$(24,254)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	55,405	55,405	35,460	90,865
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(103,265)	$—	$(103,265)	$(272,019)	$(375,284)
Issuance of Common Stock in connection with employee exchanges	92,930	—	—	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(92,930)	—	—	—	—	—	$—	$—	$—	$—	$—	$—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	$—	$—	$—	$—	$39,200	$39,200
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	$1,044	$—	$—	$1,044	$—	$1,044
Balance at December 31, 2022	133,071,754	1	9,030,066	—	60,091,740	1	(34,522,290)	(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,627,823	—	—	—	—	—	—	—	$66,644	$—	$—	66,644	—	66,644
Repurchase of Class C common stock	—	—	(235,674)	—	—	—	—	—	$(3,896)	$—	$—	(3,896)	—	(3,896)
Treasury stock purchases	(984,934)	—	—	—	—	—	(11,286,061)	(211,662)	$—	$(19,119)	$—	(230,781)	—	(230,781)

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2023, 2022, and 2021

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Stock option exercised	—	—	—	—	—	—	—	—	$—	$—	$—	—	—	—
Net Income	—	—	—	—	—	—	—	—	$—	$142,036	$—	142,036	121,885	263,921
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	$—	$—	$6,952	6,952	(1,995)	4,957
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	$—	$—	$(21,509)	(21,509)	(15,484)	(36,993)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	$—	$(94,831)	$—	(94,831)	(211,305)	(306,136)
Issuance of Common Stock in connection with employee exchanges	186,394	—	—	—	—	—	—	—	$—	$—	$—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(186,394)	—	—	—	—	—	$—	$—	$—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	$(3,787)	$—	$—	(3,787)	—	(3,787)
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$263,921	$468,332	$827,234

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	63,306	66,377	67,816
Amortization of purchased intangibles and acquired capitalized software	63,960	64,837	69,668
Debt issue cost related to debt refinancing and prepayment	1,098	24,316	649
Amortization of debt issuance costs and deferred financing fees	11,388	6,919	6,939
Termination of office leases	455	4,707	28,138
Share-based compensation	63,933	67,219	55,751
Deferred taxes	19,069	(3,468)	34,617
Other	(12,795)	11,392	(5,556)
Changes in operating assets and liabilities:
Securities borrowed	(534,766)	161,648	75,694
Securities purchased under agreements to resell	(1,175,115)	(217,546)	(96,587)
Receivables from broker-dealers and clearing organizations	290,193	(1,110)	657,199
Trading assets, at fair value	(2,728,059)	(373,597)	(1,141,224)
Receivables from customers	(25,415)	65,646	68,002
Operating lease right-of-use assets	(42,057)	28,670	33,930
Other assets	20,331	(62,799)	59,209
Securities loaned	269,014	(81,616)	193,792
Securities sold under agreements to repurchase	1,168,445	113,224	53,090
Payables to broker-dealers and clearing organizations	886,208	(276,646)	(267,126)
Payables to customers	(23,296)	(8,474)	(63,827)
Trading liabilities, at fair value	1,874,378	686,195	587,071
Operating lease liabilities	39,115	(33,322)	(36,595)
Accounts payable, accrued expenses and other liabilities	(1,534)	(4,101)	(36,258)
Net cash provided by operating activities	491,777	706,803	1,171,626

Cash flows from investing activities
Development of capitalized software	(38,355)	(37,658)	(35,508)
Acquisition of property and equipment	(37,774)	(27,201)	(24,562)
Other investing activities	(18,355)	35,329	(27,279)
Net cash used in investing activities	(94,484)	(29,530)	(87,349)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(306,136)	(375,284)	(548,017)
Repurchase of Class C common stock	(1,566)	(8,256)	(3,454)
Purchase of treasury stock	(229,012)	(480,544)	(427,453)
Stock options exercised	—	5,109	10,042
Short-term borrowings, net	(3,944)	(59,112)	(2,017)
Proceeds from long-term borrowings	—	1,800,000	—
Repayment of long-term borrowings	(73,000)	(1,599,774)	(36,737)
Proceeds from interest rate swaps	55,830	—	—
Payment of tax receivable agreement obligations	(23,275)	(21,343)	(16,505)
Debt issuance costs	(3,929)	(35,741)	(2,658)
Warrants exercised	—	—	68,940
Contributions from noncontrolling interests	—	39,200	—
Net cash used in financing activities	(585,032)	(735,745)	(957,859)

Effect of exchange rate changes on cash and cash equivalents	4,957	(24,239)	(12,470)

Net increase (decrease) in cash and cash equivalents	(182,782)	(82,711)	113,948
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,038,242	1,120,953	1,007,005
Cash, cash equivalents, and restricted or segregated cash, end of period	$855,460	$1,038,242	$1,120,953

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021

Supplementary disclosure of cash flow information
Cash paid for interest	$632,263	$246,985	$159,864
Cash paid for taxes	38,687	103,965	134,878

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	19,691	17,356	17,239

Non-cash financing activities
Tax receivable agreement described in Note 4	(3,787)	1,044	311
Repurchase of Class C common stock	(2,330)	—	—

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2023, VFI owned approximately 57.8% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, on over 235 venues, in 36 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, Exchange-Traded Funds (“ETFs”), options, foreign exchange, futures, fixed income, cryptocurrencies, and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

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

Virtu Financial’s principal United States (“U.S.”) subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre- and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited), each formed in Ireland; Virtu ITG UK Limited (“VIUK”), formed in the United Kingdom; Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.), formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

The Company grants restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), certain of which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As a result, the unvested RSAs and participating unvested RSUs meet the definition of a participating security requiring the application of the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings, which may cause diluted EPS to be more dilutive than the calculation using the treasury stock method.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in Operating lease right-of-use (“ROU”) assets and Operating lease liabilities on the Consolidated Statements of Financial Condition. Operating lease ROU assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Lease expense related to the leasing of corporate office space is recorded in Operations and Administrative expenses on the Consolidated Statements of Comprehensive Income. Lease expense related to the leasing of data centers and other technology is recorded in Communication and Data Processing on the Consolidated Statements of Comprehensive Income. Certain of the Company's lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component. The Company nets its sublease income against corresponding lease expenses within Operations and Administrative expenses on the Consolidated Statements of Comprehensive Income.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2023, the Company assessed quantitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

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

Accounting Pronouncements, Recently Adopted

Derivatives and Hedging - In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging - Fair Value Hedging - Portfolio Layer Method (Topic 815). The ASU expands the scope of permissible hedging, and permits the use of different derivative structures as hedging instruments. The Company adopted this ASU on January 1, 2023 and it did not have a material impact on its Consolidated Financial Statements.

Liabilities - Supplier Finance Programs - In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This ASU requires new quantitative and qualitative disclosure requirements for a buyer who enters into supplier financing programs. The Company adopted this ASU on January 1, 2023 and it did not have a material impact on its Consolidated Financial Statements.

The FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update) in July 2023, and ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (SEC Update) in August 2023. These ASUs amend and supersede various SEC paragraphs across multiple topics within the Codification to conform to past SEC announcements and guidance issued by the SEC. As the ASUs do not provide any new accounting standards, no transition or effective dates are associated with them. As such, the Company considers these adopted as of September 30, 2023 with no material impact on its Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2023

Fair Value Measurement - In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 326). The ASU clarifies the impact of contractual sale restrictions on the fair value of an equity security. Additionally, this ASU requires disclosure of the nature and remaining duration of the sale restriction. This ASU is effective for periods beginning after December 15, 2023. The Company does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

Leases - Common Control Arrangements - In March 2023, the FASB issued ASU 2023-01, Leases—Common Control Arrangements (Topic 842). This ASU provides updated guidance for accounting for common control leases and leasehold improvements. This ASU is effective for periods beginning after December 15, 2023. The Company does not expect it to have a material impact on its Consolidated Financial Statements.

Investments - Equity Method and Joint Ventures - In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323). This ASU provides updated guidance for accounting for investments in tax credit structures. This ASU is effective for periods beginning after December 15, 2023. The Company does not expect it to have a material impact on its Consolidated Financial Statements.

Business Combinations—Joint Venture Formations - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60). This ASU provides updated guidance on accounting for the formation of joint ventures. This ASU is effective prospectively for joint ventures formed on or after January 1, 2025. The Company does not expect it to have a material impact on its Consolidated Financial Statements.

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires incremental disclosures related to a public entity’s reportable segments. It aims to provide financial statement users with more disaggregated information, specifically, significant expenses for each reportable segment. This ASU is effective for periods beginning after December 15, 2023. The Company does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

Intangibles—Goodwill and Other—Crypto Assets - In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). This ASU requires measurement of in-scope crypto assets at fair value and provides updated guidance on presentation and disclosure requirements for crypto assets. This ASU is effective for periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires disclosure of additional information on effective tax rate reconciliation and income taxes paid. This ASU is effective for periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income before income taxes and noncontrolling interest	$325,131	$556,798	$996,904
Provision for income taxes	61,210	88,466	169,670
Net income	263,921	468,332	827,234

Noncontrolling interest	(121,885)	(203,306)	(350,356)

Net income available for common stockholders	$142,036	$265,026	$476,878

The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2023	2022	2021
Basic earnings per share:
Net income available for common stockholders	$142,036	$265,026	$476,878
Less: Dividends and undistributed earnings allocated to participating securities	(8,151)	(9,811)	(13,674)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	133,885	255,215	463,204

Weighted average shares of common stock outstanding:
Class A	94,076,165	103,997,767	117,339,539

Basic earnings per share	$1.42	$2.45	$3.95

	Years Ended December 31,
(in thousands, except for share or per share data)	2023	2022	2021
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$133,885	$255,215	$463,204

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	94,076,165	103,997,767	117,339,539
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	—	424,676	1,084,389
	94,076,165	104,422,443	118,423,928

Diluted earnings per share (1)	$1.42	$2.44	$3.91

(1) Excluded from the computation of diluted Earnings per share were 37,274 unexercised stock options for the year ended December 31, 2023 because inclusion of the options would have been anti-dilutive.

4. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements (“TRA”) to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Consolidated Statements of Financial Condition, which amounted to $216.5 million and $238.8 million as of December 31,

2023 and December 31, 2022, respectively. The tax attributes are computed as the difference between the Company's basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made its first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, $21.3 million in March 2022, and $23.3 million in April 2023.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) in connection with the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years.

At December 31, 2023 and December 31, 2022, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $135.7 million and $162.1 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $216.5 million and $238.8 million for December 31, 2023 and December 31, 2022, respectively. The amounts recorded as of December 31, 2023 and December 31, 2022 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2023 and December 31, 2022, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the years ended December 31, 2023 and 2022.

The following table presents the details of goodwill by segment as of December 31, 2023 and December 31, 2022:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of December 31, 2023 and December 31, 2022, the Company's total amount of intangible assets recorded was $257.5 million and $321.5 million, respectively. Acquired intangible assets consisted of the following as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(237,829)	$248,771	10	to	12
Technology	136,000	(133,467)	2,533	1	to	6
Favorable occupancy leases	5,895	(5,177)	718	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(381,973)	$257,520

	As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(189,986)	$296,614	10	to	12
Technology	136,000	(118,119)	17,881	1	to	6
Favorable occupancy leases	5,895	(4,408)	1,487	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(318,013)	$321,480

Amortization expense relating to finite-lived intangible assets was approximately $64.0 million, $64.8 million, and $69.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
2024	$50,845
2025	47,879
2026	47,879
2027	47,879
2028	47,879

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Assets
Due from prime brokers	$208,639	$560,111
Deposits with clearing organizations	182,008	146,927
Net equity with futures commission merchants	166,808	137,312
Unsettled trades with clearing organizations	1,096	87,145
Securities failed to deliver	148,822	149,747
Commissions and fees	30,351	33,943
Total receivables from broker-dealers and clearing organizations	$737,724	$1,115,185

Liabilities
Due to prime brokers	$780,310	$229,424
Net equity with futures commission merchants (1)	(36,059)	(32,381)
Unsettled trades with clearing organizations	313,875	38
Securities failed to receive	104,702	70,576
Commissions and fees	4,884	6,186
Total payables to broker-dealers and clearing organizations	$1,167,712	$273,843
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 “Borrowings”) of approximately $175.3 million and $212.9 million as of December 31, 2023 and December 31, 2022, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2023 and December 31, 2022, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at December 31, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	December 31, 2023	December 31, 2022
Securities received as collateral:
Securities borrowed	$1,665,860	$1,148,238
Securities purchased under agreements to resell	1,512,114	336,849
	$3,177,974	$1,485,087
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2023 and December 31, 2022 consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Equities	$1,222,559	$957,443
Exchange traded notes	8,300	5,628
	$1,230,859	$963,071

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

December 31, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$—	$—	$—
	$—	$—	$—

	December 31, 2022
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Short-term bank loans	3,944	—	3,944
	$3,944	$—	$3,944

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL's trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $650 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $650 million and bear interest at the adjusted Secured Overnight Financing Rate (“SOFR”) or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $300 million and bear interest at the adjusted SOFR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

On May 25, 2022, Virtu Financial Singapore Pte. Ltd. entered into a revolving credit facility with a financial institution (the "Overdraft Facility") to provide a source of short-term financing. The facility has an aggregate borrowing limit of $10 million, and bears interest at the adjusted SOFR or base rate plus 3.5% per annum.

On March 20, 2020, VAL entered into a Loan Agreement (the “Founder Member Loan Facility”) with TJMT Holdings LLC (the “Founder Member”), as lender and administrative agent, providing for unsecured term loans from time to time (the “Founder Member Loans”) in an aggregate original principal amount not to exceed $300 million. The Founder Member Loans were available to be borrowed in one or more borrowings on or after March 20, 2020 and prior to September 20, 2020 (the “Founder Member Loan Term”). The Founder Member Loan Facility Term expired as of September 20, 2020 without VAL having borrowed any Founder Member Loans at any time. The Founder Member is an affiliate of Mr. Vincent Viola, the Company’s founder and Chairman Emeritus. Upon the execution of and in consideration for the Lender’s (as defined in the Founder Member Loan Facility) commitments under the Founder Member Loan Facility, the Company delivered to the Founder Member a warrant to purchase shares of the Company’s Class A Common Stock. Terms of the warrant are set forth in further detail in Note 17 “Capital Structure”.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

	At December 31, 2023
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	6.50%	$400,000	$—	$—	$—
Committed facility	6.75%	650,000	—	—	—
Overdraft facility	8.88%	10,000	—	—	—
		$1,060,000	$—	$—	$—
(1) $2.3 million of deferred debt issuance costs are included within Other assets on the Consolidated Statement of Financial Condition

	At December 31, 2022
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	5.50%	$400,000	$—	$—	$—
Committed facility	7.67%	650,000	—	—	—
Overdraft facility	7.80%	10,000	—	—	—
		$1,060,000	$—	$—	$—
(1) $0.2 million of deferred debt issuance costs are included within Other assets on the Consolidated Statement of Financial Condition.

The following summarizes interest expense for the broker-dealer facilities. Interest expense is included within Interest and dividends expense in the accompanying Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Broker-dealer credit facilities:
Uncommitted facility	$5,431	$4,247	$2,327
Committed facility	533	112	82
Overdraft facility	274	144	—
	$6,238	$4,503	$2,409

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2023, there was no balance associated with international settlement activities outstanding under these facilities. At December 31, 2022, there was $3.9 million associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.8%. These short-term bank loan balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

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

	At December 31, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.96%	$599,180	$175,256
		$599,180	$175,256

	At December 31, 2022
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.42%	$591,000	$212,912
		$591,000	$212,912

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $13.1 million, $9.3 million, and $4.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.46%	$1,727,000	$(3,107)	$(21,504)	$1,702,389
SBI bonds	January 2026	5.00%	24,816	—	—	24,816
			$1,751,816	$(3,107)	$(21,504)	$1,727,205

		At December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	7.42%	$1,800,000	$(3,881)	$(26,858)	$1,769,261
SBI bonds	January 2026	5.00%	26,693	—	(2)	26,691
			$1,826,693	$(3,881)	$(26,860)	$1,795,952

Credit Agreement

On January 13, 2022 (the “Credit Agreement Closing Date”), Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Credit Agreement”). The Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the previous Credit Agreement, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program, and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans and the Company repaid $18.0 million on January 13, 2023. On December 12, 2023, the Company made a voluntary prepayment of $55.0 million, and the payment is applied toward subsequent annual amortization installments. The revolving commitments will terminate on January 13, 2025. As of December 31, 2023, $1,727 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

In December 2023, the Company terminated the two interest rate swap arrangements and received $55.8 million in proceeds from the counterparty. The Company therefore dedesignated those cash flow hedges under ASC 815, and the amounts in AOCI related to the terminated swaps are to be amortized through interest expense. The Company simultaneously entered into a two-year $1,525 million floating-to-fixed interest rate swap agreement with the same counterparty. The new interest rate swap met the criteria to be considered and was designated as a qualifying cash flow hedge under ASC 815 as of December

2023, and it effectively fixed interest payment obligations on $1,525 million of principal under the First Lien Term Loan Facility at rate of 7.5% through November 2025, based on the interest rates set forth in the Credit Agreement.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($24.8 million) as of December 31, 2023 and ¥3.5 billion ($26.7 million) as of December 31, 2022. The Company had a gain of $1.9 million, $4.0 million, and $3.2 million during the years ended December 31, 2023, 2022, and 2021, respectively, due to changes in foreign currency rates.

As of December 31, 2023, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	December 31, 2023
2024	$—
2025	—
2026	24,816
2027	17,000
2028	18,000
Thereafter	1,692,000
Total principal of long-term borrowings	$1,751,816

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

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2023:

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$710,699	$1,844,106	$—	$—	$2,554,805
U.S. and Non-U.S. government obligations	521,542	1,775,177	—	—	2,296,719
Corporate Bonds	—	1,232,097	—	—	1,232,097
Exchange traded notes	10	18,055	—	—	18,065
Currency forwards	—	377,279	—	(354,698)	22,581
Options	3,485	—	—	—	3,485
	$1,235,736	$5,246,714	$—	$(354,698)	$6,127,752

Financial instruments owned, pledged as collateral:
Equity securities	$871,237	$351,322	$—	$—	$1,222,559
Exchange traded notes	3	8,297	—	—	8,300
	$871,240	$359,619	$—	$—	$1,230,859

Other Assets
Equity investment	$—	$—	$81,805	$—	$81,805
Exchange stock	2,716	—	—	—	2,716
	$2,716	$—	$81,805	$—	$84,521

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,447,726	$1,165,091	$—	$—	$2,612,817
U.S. and Non-U.S. government obligations	181,393	1,891,556	—	—	2,072,949
Corporate Bonds	—	1,358,522	—	—	1,358,522
Exchange traded notes	—	21,104	—	—	21,104
Currency forwards	—	339,085		(336,311)	2,774
Options	3,186	—			3,186
	$1,632,305	$4,775,358	$—	$(336,311)	$6,071,352

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$7,661	$—	$—	$7,661

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2022:

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$461,487	$1,545,116	$—	$—	$2,006,603
U.S. and Non-U.S. government obligations	251,708	575,946	—	—	827,654
Corporate Bonds	—	803,880	—	—	803,880
Exchange traded notes	51	16,777	—	—	16,828
Currency forwards	—	500,553	—	(493,237)	7,316
Options	5,200	—	—	—	5,200
	$718,446	$3,442,272	$—	$(493,237)	$3,667,481
Financial instruments owned, pledged as collateral:
Equity securities	$552,641	$404,802	$—	$—	$957,443
Exchange traded notes	6	5,622	—	—	5,628
	$552,647	$410,424	$—	$—	$963,071
Other Assets
Equity investment	$—	$—	$76,613	$—	$76,613
Exchange stock	2,352	—	—	—	2,352
	$2,352	$—	$76,613	$—	$78,965

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$87,268	$—	$—	$87,268

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,146,701	$1,016,893	$—	$—	$2,163,594
U.S. and Non-U.S. government obligations	147,418	690,480	—	—	837,898
Corporate Bonds	—	1,183,394	—	—	1,183,394
Exchange traded notes	—	8,199	—	—	8,199
Currency forwards	—	497,799	—	(497,799)	—
Options	3,889	—	—	—	3,889
	$1,298,008	$3,396,765	$—	$(497,799)	$4,196,974

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of December 31, 2023 and December 31, 2022, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	December 31, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,805	Discounted cash flow	Estimated revenue growth	5.0% - 6.8%	5.8%
			Discount rate	15.6% - 15.6%	15.6%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 17.8x	12.9x

	December 31, 2022
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$76,613	Discounted cash flow	Estimated revenue growth	(5.7)% - 5.0%	3.1%
			Discount rate	15.5% - 15.5%	15.5%
		Market	Future enterprise value/ EBIDTA ratio	(1.2)x - 18.1x	12.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2023
(in thousands)	Balance at December 31, 2022	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2023
Assets
Other assets:
Equity investment	$76,613	$—	$5,192	$—	$—	$81,805	$5,192
Total	$76,613	$—	$5,192	$—	$—	$81,805	$5,192
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2023:

	December 31, 2023
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$820,436	$820,436	$820,436	$—	$—
Cash restricted or segregated under regulations and other	35,024	35,024	35,024	—	—
Securities borrowed	1,722,440	1,722,440	—	1,722,440	—
Securities purchased under agreements to resell	1,512,114	1,512,114	—	1,512,114	—
Receivables from broker-dealers and clearing organizations	737,724	737,724	—	737,724	—
Receivables from customers	106,245	106,245	—	106,245	—
Other assets (1)	31,022	31,022	10,444	20,578	—
Total Assets	$4,965,005	$4,965,005	$865,904	$4,099,101	$—

Liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Long-term borrowings	1,727,205	1,758,292	—	1,758,292	—
Securities loaned	1,329,446	1,329,446	—	1,329,446	—
Securities sold under agreements to repurchase	1,795,994	1,795,994	—	1,795,994	—
Payables to broker-dealers and clearing organizations	1,160,051	1,160,051	—	1,160,051	—
Payables to customers	23,229	23,229	—	23,229	—
Other liabilities (2)	19,300	19,300	—	19,300	—
Total Liabilities	$6,055,225	$6,086,312	$—	$6,086,312	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,722,440	$—	$1,722,440	$(1,665,860)	$(27,538)	$29,042
Securities purchased under agreements to resell	1,512,114	—	1,512,114	(1,512,114)		—
Trading assets, at fair value:
Currency forwards	377,279	(354,698)	22,581	—	—	22,581
Options	3,485	—	3,485	—	(2,914)	571
Total	$3,615,318	$(354,698)	$3,260,620	$(3,177,974)	$(30,452)	$52,194

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,329,446	$—	$1,329,446	$(1,291,376)	$(31,509)	$6,561
Securities sold under agreements to repurchase	1,795,994	—	1,795,994	(1,795,994)		—
Payable to broker-dealers and clearing organizations:
Interest rate swaps	7,661	—	7,661	—	—	7,661
Trading liabilities, at fair value:
Currency forwards	339,085	(336,311)	2,774	—	—	2,774
Options	3,186	—	3,186	—	(2,914)	272
Total	$3,475,372	$(336,311)	$3,139,061	$(3,087,370)	$(34,423)	$17,268

	December 31, 2022
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,187,674	$—	$1,187,674	$(1,148,238)	$(5,138)	$34,298
Securities purchased under agreements to resell	336,999	—	336,999	(336,849)	—	150
Receivables from broker-dealers and clearing organizations
Interest rate swaps	87,268	—	87,268	—	—	87,268
Trading assets, at fair value:
Currency forwards	500,553	(493,237)	7,316	—	—	7,316
Options	5,200	—	5,200	—	(3,889)	1,311
Total	$2,117,694	$(493,237)	$1,624,457	$(1,485,087)	$(9,027)	$130,343

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,060,432	$—	$1,060,432	$(1,027,062)	$(9,100)	$24,270
Securities sold under agreements to repurchase	627,549	—	627,549	(627,388)	—	161
Trading liabilities, at fair value:
Currency forwards	497,799	(497,799)	—	—	—	—
Options	3,889	—	3,889	—	(3,889)	—
Total	$2,189,669	$(497,799)	$1,691,870	$(1,654,450)	$(12,989)	$24,431
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	1,395,994	—	—	—	—	1,395,994
Total	$1,395,994	$140,000	$185,000	$75,000	$—	$1,795,994

Securities loaned:
Equity securities	$1,329,446	$—	$—	$—	$—	$1,329,446
Total	$1,329,446	$—	$—	$—	$—	$1,329,446

	December 31, 2022
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$250,000	$100,000	$50,000	$—	$400,000
U.S. and Non-U.S. government obligations	227,549	—	—	—	—	227,549
Total	$227,549	$250,000	$100,000	$50,000	$—	$627,549

Securities loaned:
Equity securities	1,060,432	—	—	—	—	1,060,432
Total	$1,060,432	$—	$—	$—	$—	$1,060,432

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2023 and December 31, 2022:

(in thousands)		December 31, 2023		December 31, 2022
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(741)	$1,944,872	$(575)	$663,110
Commodity futures	Receivables from broker-dealers and clearing organizations	(7,017)	6,489,328	(31,007)	7,597,057
Currency futures	Receivables from broker-dealers and clearing organizations	707	6,964,937	(24,023)	7,460,531
Fixed income futures	Receivables from broker-dealers and clearing organizations	1	5,989	(360)	30,292
Options	Financial instruments owned	3,485	1,167,643	5,200	691,737
Currency forwards	Financial instruments owned	377,279	33,579,641	500,553	30,286,330

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	—	—	87,268	1,525,000

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(558)	$501,978	$1,819	$3,238,651
Commodity futures	Payables to broker-dealers and clearing organizations	(4)	25,462	597	39,046
Currency futures	Payables to broker-dealers and clearing organizations	12,031	1,518,087	8	6,386
Fixed income futures	Payables to broker-dealers and clearing organizations	165	82,044	(264)	123,043
Options	Financial instruments sold, not yet purchased	3,186	1,173,351	3,889	742,531
Currency forwards	Financial instruments sold, not yet purchased	339,085	33,560,544	497,799	30,284,952

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	7,661	1,525,000	—	—

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2023. 2022, and 2021.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2023	2022	2021
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$297,345	$257,258	$283,482
Currency forwards	Trading income, net	(150,071)	12,492	1,077
Options	Trading income, net	21,224	30,339	95,828
Interest rate swap on term loan	Other, net	(1,720)	(1,879)	(1,871)
Terminated interest rate swaps	Financing interest expense on long-term borrowings	(3,994)	—	—
		$162,784	$298,210	$378,516

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(35,990)	$106,329	$44,541
		$(35,990)	$106,329	$44,541
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and as such, the mark-to-market gains (losses) on the instruments were deferred within Other comprehensive income on the Consolidated Statements of Comprehensive Income beginning in the first quarter of 2020. The two interest rate swaps were terminated and dedesignated as cash flow hedges in December 2023. The Company entered into a two-year $1,525 million floating-to-fixed interest rate agreement in December 2023. The two-year interest rate swap met the criteria to be considered as a qualifying cash flow hedge under ASC 815 as of December 2023, and the mark-to-market gains (losses) on the instrument was deferred within Other comprehensive income on the Consolidated Statements of Comprehensive Income.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of December 31, 2023, the Company held noncontrolling interests of 12.5% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2023, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of December 31, 2023, the Company held approximately a 13.5% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of December 31, 2023, the Company held approximately a 6.9% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at December 31, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$59,713	$—	$59,713	$273,905

The following table presents the Company’s nonconsolidated VIEs at December 31, 2022:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$43,589	$—	$43,589	$239,682

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of December 31, 2023, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Consolidated Financial Statements.

12. Revenues from Contracts with Customers

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$29,571	$297,089	$—	$326,660
Workflow technology	—	90,654	—	90,654
Analytics	—	38,284	—	38,284
Total revenue from contracts with customers	29,571	426,027	—	455,598

Other sources of revenue	1,813,952	20,515	3,308	1,837,775

Total revenues	$1,843,523	$446,542	$3,308	$2,293,373

Timing of revenue recognition:
Services transferred at a point in time	$1,843,523	$374,306	$3,308	$2,221,137
Services transferred over time	—	72,236	—	72,236
Total revenues	$1,843,523	$446,542	$3,308	$2,293,373

	Year Ended December 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$42,180	$356,090	$—	$398,270
Workflow technology	—	91,667	—	91,667
Analytics	—	39,908	—	39,908
Total revenue from contracts with customers	42,180	487,665	—	529,845

Other sources of revenue	1,770,659	26,576	37,732	1,834,967

Total revenues	$1,812,839	$514,241	$37,732	$2,364,812

Timing of revenue recognition:
Services transferred at a point in time	$1,812,839	$444,483	$37,732	$2,295,054
Services transferred over time	—	69,758	—	69,758
Total revenues	$1,812,839	$514,241	$37,732	$2,364,812

	Year Ended December 31, 2021
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$40,955	$433,755	$—	$474,710
Workflow technology	—	98,486	—	98,486
Analytics	—	41,293		41,293
Total revenue from contracts with customers	40,955	573,534	—	614,489

Other sources of revenue	2,162,091	26,681	8,224	2,196,996

Total revenues	$2,203,046	$600,215	$8,224	$2,811,485

Timing of revenue recognition:
Services transferred at a point in time	$2,203,046	$525,960	$8,224	$2,737,230
Services transferred over time	—	74,255	—	74,255
Total revenues	$2,203,046	$600,215	$8,224	$2,811,485

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2023 and 2022, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $56.4 million and $56.1 million as of December 31, 2023 and December 31, 2022, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2023.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $8.4 million and $9.6 million as of December 31, 2023 and December 31, 2022, respectively. The Company recognized the full amount of revenue during the years ended December 31, 2023 and 2022, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
(in thousands)
U.S. operations	$248,987	$426,902	$804,358
Non-U.S. operations	76,144	129,896	192,546
	$325,131	$556,798	$996,904

The provision for income taxes consists of the following for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current provision (benefit)
Federal	$14,959	$40,887	$80,203
State and Local	12,972	17,216	24,282
Foreign	18,016	26,974	29,790
Deferred provision (benefit)
Federal	9,125	911	30,519
State and Local	1,832	131	4,984
Foreign	4,306	2,347	(108)
Provision for income taxes	$61,210	$88,466	$169,670

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%	21.0%
Less: rate attributable to noncontrolling interest	(8.7)%	(8.3)%	(7.7)%
State and local taxes, net of federal benefit	3.5%	2.5%	3.0%
Non-deductible expenses, net	0.5%	0.3%	0.1%
Excess tax benefit(deficiency) from share based compensation	0.3%	(0.3)%	(0.2)%
Foreign taxes	6.9%	5.1%	3.0%
Foreign tax credits	(3.8)%	(2.8)%	(1.8)%
Other, net	(0.9)%	(1.6)%	(0.4)%
Effective tax rate	18.8%	15.9%	17.0%

The components of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
(in thousands)	2023	2022
Deferred income tax assets
Tax Receivable Agreement	$135,709	$162,098
Share-based compensation	18,152	18,043
Fixed assets and other	14,084	10,260
Tax credits and net operating loss carryforwards	57,138	57,797
Less: Valuation allowance on net operating loss carryforwards and tax credits	(57,138)	(57,389)
Total deferred income tax assets	$167,945	$190,809

Deferred income tax liabilities
Intangibles	$34,185	$44,008
Fixed assets	$101	$343
Total deferred income tax liabilities	$34,286	$44,351

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the years ended December 31, 2023, 2022, and 2021, the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2023 and December 31, 2022 are current income tax receivables of $44.3 million and $54.1 million, respectively. These balances primarily comprise income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at December 31, 2023 and December 31, 2022 are current tax liabilities of $6.8 million and $13.4 million, respectively. These balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 4 “Tax Receivable Agreements”), the Acquisition of KCG and the ITG Acquisition, differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2023, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

As a result of the acquisitions of ITG and KCG, the Company has non-U.S. net operating losses at December 31, 2023 and 2022 of $304.5 million and $303.9 million, respectively, and has recorded related deferred tax assets of $57.1 million and $57.3 million, respectively. A full valuation allowance was recorded against these deferred tax assets at December 31, 2023 and 2022 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2023 and 2022 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As a result of the acquisitions of ITG and KCG, the Company has assumed any ITG and KCG tax exposures. As of December 31, 2023, the Company’s tax years for 2015 through 2022 and 2017 through 2022 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2022. The outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $6.8 million of unrecognized tax benefits as of December 31, 2023, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2023.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

(in thousands)
Balance at December 31, 2021	$6,297
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	317
Balance at December 31, 2022	6,614
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	188
Balance at December 31, 2023	$6,802
14. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time. As previously disclosed, the U.S. Securities and Exchange Commission undertook an investigation of aspects of the Company’s internal information access barriers. The Company cooperated with this civil investigation and engaged in settlement discussions but has been unable to reach a settlement. In September 2023, the SEC filed an action against the Company alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it has meritorious defenses and is defending itself vigorously. Specifically, the Company is asserting, among other defenses, that it maintained reasonable policies, procedures and controls to protect data during the period consistent with applicable law, that related statements made to clients and investors were true and accurate, and that the statute of limitations has expired with respect to certain claims.

In matters related to the SEC investigation noted above, the Company and certain of its current and former executive officers were named as defendants on May 19, 2023 in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770 and on October 31, 2023 in City of Birmingham Retirement and Relief System v. Virtu Financial, Inc., No. 23-cv-08123. The complaints were each filed by purported stockholders in the Eastern District of New York on behalf of a putative class and assert that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws. The complaints were subsequently consolidated and recaptioned in re Virtu Financial, Inc. Securities Litigation, No. 23-cv-03770. The Company also received a request for information related to the SEC investigation pursuant to Section 220 of the Delaware General Corporation Law from counsel for a purported stockholder. The Company believes it has meritorious defenses against pending or contemplated claims that its public disclosures in relation to the SEC investigation were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law and will defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. Specifically, in 2022 the SEC proposed several rule changes focused on equity market structure reform. These proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) proposed rule amendments to minimum pricing increments under Rule 612 or Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), and (iv) amendments to Rule 605 of Regulation NMS, along with a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements. Further, in 2023, the SEC proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI) and to restrict volume based tiered pricing by equity exchanges in certain cases, approved an amendment to adopt a revised funding model for the Consolidated Audit Trail (CAT), and has indicated that additional rule proposals may be forthcoming. Additionally, rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act were recently adopted, and are expected to broaden the scope of these registrant categories. These pending or potential rule changes, to the extent adopted, could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

15. Leases

The Company's leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of 1 to 9 years, some of which include options to extend the initial term at the Company's discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company's lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of 1 to 8 years. The Company recognizes amounts received from subleases on a straight-line basis over the term of the sublease within Operations and administrative expense on the Consolidated Statements of Comprehensive Income.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$229,499	$187,442
Operating lease liabilities	Operating lease liabilities	278,317	239,202

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	40,857	27,908
Accumulated depreciation	Property, equipment, and capitalized software, net	(11,781)	(12,736)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	29,609	15,323

Weighted average remaining lease term and discount rate are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	5.25 years	6.21 years
Finance leases	3.5 years	2.84 years
Weighted average discount rate
Operating leases	6.40%	5.43%
Finance leases	5.51%	3.92%

The components of lease expense are as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost:
Fixed	$76,424	$72,749	$74,699
Variable	6,151	6,079	6,247
Impairment of ROU Asset	—	5,270	9,606
Total Operating lease cost	$82,575	$84,098	$90,552

Sublease income	19,506	19,679	17,758

Finance lease cost:
Amortization of ROU Asset	$9,079	$7,685	$6,587
Interest on lease liabilities	1,156	366	230
Total Finance lease cost	$10,235	$8,051	$6,817

See Note 2 “Summary of Significant Accounting Policies” in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on the classification of these expenses in the Consolidated Statements of Comprehensive Income.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2023, are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$76,295	$11,264
2025	70,210	7,677
2026	67,220	6,683
2027	31,278	5,513
2028	28,022	1,941
2029 and thereafter	55,296	—
Total lease payments	$328,321	$33,078
Less imputed interest	(50,004)	(3,469)
Total lease liability	$278,317	$29,609

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$820,436	$981,580
Cash restricted or segregated under regulations and other	35,024	56,662
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$855,460	$1,038,242

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 86.5% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.8% interest in Virtu Financial at December 31, 2023.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2023 and December 31, 2022, there were 4,040,772 and 4,462,840 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 422,068, 328,999, and 467,874 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2023, 2022, and 2021, respectively.

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

On November 13, 2020, the Company amended its form award agreement for the issuance of RSUs to provide for the continued vesting of outstanding RSU awards upon the occurrence of a qualified retirement (the “RSU Amendment”). A qualified retirement generally means a voluntary resignation by the participant (i) after five years of service, (ii) the participant attaining the age of 50 and (iii) the sum of the participant's age and service at the time of termination equaling or exceeding 65. Continued vesting is subject to the participant entering into a 2 year non-compete. The RSU Amendment was authorized and approved by the Compensation Committee of the Company's Board of Directors. As a result of the RSU Amendment, currently issued and outstanding RSUs held by the Company's employees, including its executive officers, shall be deemed to be subject to the amended terms of the form award agreement, and any future RSU awards shall also be governed by such amended terms.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2023, the Company repurchased approximately 43.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,109.6 million. As of December 31, 2023, the Company has approximately $110.4 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the years ended December 31, 2023, 2022, and 2021, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 186,394, 92,930, and 747,849 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Warrant Issuance

On March 20, 2020, in connection with and in consideration of the Founder Member’s commitments under the Founder Member Loan Facility (as described in Note 8 “Borrowings”), the Company delivered to the Founder Member a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. Pursuant to the Warrant, the Founder Member was entitled to purchase up to 3,000,000 shares of Class A Common Stock on or after May 22, 2020 up to and including January 15, 2022. The Founder Member Loan Facility Term expired on September 20, 2020 without the Company having borrowed any Founder Member Loans thereunder (as described in Note 8 “Borrowings”). The exercise price per share of the Class A Common Stock issuable pursuant to the Warrant was $22.98, which in accordance with the terms of the Warrant, is equal to the average of the volume weighted average prices of the Class A Common Stock for the ten (10) trading days following May 7, 2020, the date on which the Company publicly announced its earnings results for the first quarter of 2020. On December 17, 2021, the Founder Member exercised in full the Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock. The Warrant and Class A Common Stock issued pursuant to the Warrant were offered, issued and sold, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$44,925	$8,798	$(30,307)	$23,416
Foreign exchange translation adjustment	(13,321)	6,952	—	(6,369)
Total	$31,604	$15,750	$(30,307)	$17,047
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of December 31, 2023, the Company expects approximately $33.3 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the years ended December 31, 2023, 2022, and 2021:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2020	2,324,152	$19.00	4.24	2,324,152	$19.00
Granted	—	—	—	—	—
Exercised	(528,497)	19.00	—	(528,497)	19.00
Forfeited or expired	—	—	—	—	—
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(10,000)	—	—	(10,000)	—
At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00

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

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

On the ITG Closing Date, the Company assumed the Amended and Restated ITG 2007 Equity Plan and certain stock option awards, restricted stock unit awards, deferred stock unit awards and performance stock unit awards granted thereunder (the “Assumed Awards”). The Assumed Awards are subject to the same terms and conditions that were applicable to them under the Amended and Restated ITG 2007 Equity Plan, except that (i) the Assumed Awards relate to shares of the Company’s Class A Common Stock, (ii) the number of shares of Class A Common Stock subject to the Assumed Awards was the result of an adjustment based upon an Exchange Ratio (as defined in the ITG Merger Agreement) and (iii) the performance share unit awards were converted into service-based vesting restricted stock unit awards that were no longer subject to any performance based vesting conditions.

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the years ended December 31, 2023, 2022, and 2021, respectively, there were 868,315, 580,710, and 633,938 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $22.2 million, $31.9 million, and $29.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the years ended December 31, 2023, 2022, and 2021:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2020	3,393,084	$21.35
Granted	2,466,311	27.07
Forfeited	(200,697)	22.95
Vested	(2,434,251)	23.11
At December 31, 2021	3,224,447	$24.30
Granted (1)	3,046,623	29.83
Forfeited	(419,207)	26.01
Vested	(1,897,030)	24.80
At December 31, 2022	3,954,833	$28.13
Granted (1)	3,763,217	19.28
Forfeited	(187,053)	26.45
Vested	(2,627,823)	23.46
At December 31, 2023	4,903,174	$23.90
(1) Excluded in the number of RSUs and RSAs are 37,500 and 75,000 participating RSAs for December 31, 2023 and 2022, respectively, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $42.5 million, $36.2 million, and $26.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, of compensation expense in relation to RSUs. As of December 31, 2023 and December 31, 2022, total unrecognized share-based compensation expense related to unvested RSUs was $55.2 million and $54.6 million, respectively, and this amount is to be recognized over a weighted average period of 0.9 years and 0.9 years, respectively.

Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

On November 13, 2020, the Company adopted the Virtu Financial, Inc. Deferred Compensation Plan (the “DCP”). The DCP permits eligible executive officers and other employees to defer cash or equity-based compensation beginning in the calendar year ending December 31, 2021, subject to certain limitations and restrictions. Deferrals of cash compensation may also be directed to notional investments in certain of the employee investment opportunities.

19. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Capitalized software costs	$136,873	$242,769
Leasehold improvements	22,188	18,370
Furniture and equipment	309,083	284,818
Total	468,144	545,957
Less: Accumulated depreciation and amortization	(367,779)	(460,763)
Total property, equipment and capitalized software, net	$100,365	$85,194

Depreciation expense for property and equipment for the years ended December 31, 2023, 2022, and 2021 was approximately $25.6 million, $26.1 million, and $28.4 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs were approximately $40.4 million, $35.5 million, and $35.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. The related amortization expense was approximately $37.7 million, $40.2 million, and $39.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

20. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiaries VAL and RFQ-Hub Americas LLC (“RAL”), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2023. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company's U.S. subsidiaries as of December 31, 2023 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$412,626	$1,000	$411,626
RFQ-Hub Americas LLC	1,425	15	1,410

As of December 31, 2023, VAL had $28.7 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.1 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statements of Financial Condition.

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

Foreign Subsidiaries

The Company’s foreign subsidiaries are subject to regulatory capital requirements set by local regulatory bodies, including the Canadian Investment Regulatory Organization (“CIRO”), the Central Bank of Ireland (“CBI”), the Financial Conduct Authority (“FCA”) in the United Kingdom, the Australian Securities and Investments Commission (“ASIC”), the Securities and Futures Commission in Hong Kong (“SFC”), and the Monetary Authority of Singapore (“MAS”).

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2023 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$14,630	$189	$14,441
Virtu Financial Canada ULC	1,197	189	1,008
Ireland
Virtu Europe Trading Limited	86,370	27,821	58,549
Virtu Financial Ireland Limited	88,939	40,459	48,480
United Kingdom
Virtu ITG UK Limited	2,040	955	1,085
Asia Pacific
Virtu ITG Australia Limited	24,788	3,856	20,932
Virtu ITG Hong Kong Limited	2,786	445	2,341
Virtu ITG Singapore Pte Limited	953	130	823
Virtu Financial Singapore Pte. Ltd.	126,022	73,407	52,615
As of December 31, 2023, Virtu Europe Trading Limited had $36 thousand of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
United States	$1,920,748	$1,914,223	$2,260,750
Ireland	206,507	222,178	305,509
Others	166,118	228,411	245,226
Total revenues	$2,293,373	$2,364,812	$2,811,485

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2023, 2022, and 2021 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2023
Total revenue	$1,843,523	$446,542	$3,308	$2,293,373
Income (loss) before income taxes and noncontrolling interest	315,602	10,440	(911)	325,131

2022
Total revenue	$1,812,839	$514,241	$37,732	$2,364,812
Income before income taxes and noncontrolling interest	480,559	41,342	34,897	556,798

2021
Total revenue	$2,203,046	$600,215	$8,224	$2,811,485
Income before income taxes and noncontrolling interest	925,968	70,019	917	996,904

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2023, and December 31, 2022, the Company had a net payables to its affiliates of $1.5 million and a net receivables from its affiliates of $0.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $12.1 million, $13.8 million, and $12.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, to JNX for these trading activities.

The Company makes payments to two JVs (see Note 2 “Summary of Significant Accounting Policies”) to fund the construction of the microwave communication networks, and to purchase microwave communication networks, which are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company made payments of $32.6 million, $27.7 million, and $25.3 million to the JVs for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company paid $4.8 million, received $16.0 million, and received $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. The Company consolidates this JV and recorded noncontrolling interest of $39.2 million in the condensed consolidated statement of changes in equity during the year ended December 31, 2022. Refer to Note 11 “Variable Interest Entities” for further details.

On August 12, 2021, the Company entered into a Purchase Agreement with Ordinal Holdings I, LP to repurchase 1.5 million shares of the Company's Class A common stock for $39.2 million in accordance with the Company's previously disclosed share repurchase program. See Note 17 “Capital Structure” for a further discussion of the Company's share repurchase program.

As described in Note 8 “Borrowings” and Note 17 “Capital Structure”, on March 20, 2020 a subsidiary of the Company entered into an agreement with the Founder Member to establish the Founder Member Facility and, upon the execution of the Founder Member Facility and in consideration of the Founder Member’s commitments thereunder, the Company delivered to the Founder Member the Warrant. The transactions were unanimously approved by the Company’s disinterested Directors. The Founder Member Loan Term expired as of September 20, 2020. On December 17, 2021, the Founder Member exercised in full its Warrant to purchase 3,000,000 shares of the Company's Class A Common Stock.
23. Parent Company

    VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term Loan Facility (see Note 8 “Borrowings”). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the Consolidated Financial Statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Statements of Financial Condition

(In thousands except interest data)	December 31, 2023	December 31, 2022
Assets
Cash	$27,981	$6,264
Deferred tax asset	130,344	139,139
Investment in subsidiary	2,955,137	3,119,418
Other assets	49,964	52,153
Total assets	$3,163,426	$3,316,974

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,738,291	$1,733,429
Accounts payable and accrued expenses and other liabilities	3,928	888
Deferred tax liabilities	2,000	2,000
Tax receivable agreement obligations	216,480	238,758
Total liabilities	1,960,699	1,975,075

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 134,901,037 and 133,071,754 shares, Outstanding — 89,092,686 and 98,549,464 shares at December 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2023 and December 31, 2022, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,607,998 and 9,030,066 shares at December 31, 2023 and December 31, 2022, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost, 45,808,351 and 34,522,290 shares at December 31, 2023 and December 31, 2022, respectively	(1,166,299)	(954,637)
Additional paid-in capital	1,351,574	1,292,613
Retained earnings (accumulated deficit)	1,000,403	972,317
Accumulated other comprehensive income (loss)	17,047	31,604
Total Virtu Financial Inc. stockholders' equity	1,202,727	1,341,899

Total liabilities and stockholders' equity	$3,163,426	$3,316,974

Virtu Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Other Income	$—	$—	$—
	—	—	—

Operating Expenses:
Operations and administrative	(213)	36	734

Income (loss) before equity in income of subsidiary	213	(36)	(734)
Equity in income (loss) of subsidiary, net of tax	263,708	468,368	827,968
Net income (loss)	$263,921	$468,332	$827,234

Net income (loss) attributable to common stockholders	$263,921	$468,332	$827,234
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	6,952	(13,604)	(7,672)
Net change in unrealized cash flow hedges gains (losses), net of taxes	(21,509)	55,404	22,964
Comprehensive income (loss)	$249,364	$510,132	$842,526

Virtu Financial, Inc.
(Parent Company Only)
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$263,921	$468,332	$827,234

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	223,376	239,807	87,055
Tax receivable agreement obligation reduction	997	819	4,622
Deferred taxes	8,795	9,884	36,526
Changes in operating assets and liabilities:	1,129	(11,132)	42,086
Net cash provided by operating activities	498,218	707,710	997,523

Cash flows from investing activities
Investments in subsidiaries, equity basis	66,644	71,597	55,654
Net cash provided by investing activities	66,644	71,597	55,654

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(306,136)	(375,284)	(548,017)
Repurchase of Class C common stock	(1,566)	(8,256)	(3,454)
Purchase of treasury stock	(229,012)	(480,544)	(427,454)
Tax receivable agreement obligations	(23,275)	(21,343)	(16,505)
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	—
Net cash used in financing activities	(559,989)	(885,427)	(995,430)

Net increase (decrease) in Cash	4,873	(106,120)	57,747
Cash, beginning of period	23,108	129,228	71,481
Cash, end of period	$27,981	$23,108	$129,228

Supplemental disclosure of cash flow information:
Taxes paid	$14,957	$64,775	$78,844

Non-cash financing activities
Tax receivable agreement described in Note 4	(3,787)	1,044	311
Repurchase of Class C common stock	(2,330)	—	—

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Consolidated Financial Statements or the notes thereto, except for the following:

On January 25, 2024, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on March 15, 2024 to holders of record as of March 1, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2023, internal control over financial reporting is effective.

    PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2023; their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 10, the 2024 Proxy Statement is incorporated herein by this reference. All references to the 2024 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 11, the 2024 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 12, the 2024 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 13, the 2024 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 14, the 2024 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 6. EXHIBITS

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

3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on July 28, 2023).

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

10.5
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

10.6
Stockholders Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.7
Exchange Agreement, dated as of April 15, 2015, by and among Virtu Financial LLC, Virtu Financial, Inc. and the holders of Common Units and shares of Class C Common Stock or Class D Common Stock (as each defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.8
Tax Receivable Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc., TJMT Holdings LLC, Virtu Employee Holdco, the Management Members and other pre-IPO investors (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.9
Tax Receivable Agreement, dated as of April 15, 2015, by and between Virtu Financial, Inc. and the Investor Post-IPO Stockholders (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.10
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

10.13
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

10.16
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

10.17
Second Amendment, dated as of June 2, 2017, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, by and among Virtu Financial LLC, Virtu Financial, Inc. and TJMT Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on June 2, 2017).

10.18
Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-37352), filed on March 13, 2018).

10.19
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.20†
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, Amended and Restated Effective June 8, 2017 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230012) filed on March 1, 2019).

10.21†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.22†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.23†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.24†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Restricted Stock Unit and Common Stock Award Agreement, dated as of February 1, 2021, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021).

10.25†
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

10.27†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.28†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Sean Galvin (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.29†
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

10.32†	Virtu Financial, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021)
10.33†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of March 1, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 3, 2022).

10.34†
Virtu Financial, Inc. Second Amended and Restated Employment Agreement, dated as of April 29, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 2, 2022).

10.35†
Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Joseph Molluso (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.36†
Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Brett Fairclough (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.37†
Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Stephen Cavoli (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.38†
Virtu Financial, Inc. 2015 Amended and Restated Management Incentive Plan Amendment No. 1 to Employee Restricted Stock Unit Award Agreement dated as of December 1, 2022 to Restricted Stock Unit Award Agreement dated as of March 1, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.39†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 28, 2023).

10.40†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 28, 2023).

10.41†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 28, 2023).

10.42†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 28, 2023).

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Virtu Financial, Inc. Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*  Filed herewith.
† Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	February 16, 2024	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	February 16, 2024	By:	/s/ Sean P. Galvin
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2024.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Cifu

/s/ Sean P. Galvin	Chief Financial Officer (Principal Financial and Accounting Officer)
Sean P. Galvin

/s/ Michael Viola	Chairman of the Board of Directors
Michael Viola

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ Virginia Gambale	Director
Virginia Gambale

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Joanne Minieri	Director
Joanne Minieri

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ David Urban	Director
David Urban