Form 10-Q
period 2024-03-31
Virtu Financial, Inc.
filed 2024-04-26
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of April 19, 2024
Class A common stock, par value $0.00001 per share	88,494,096
Class C common stock, par value $0.00001 per share	8,607,998
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$399,585	$820,436
Cash restricted or segregated under regulations and other	29,821	35,024
Securities borrowed	1,782,982	1,722,440
Securities purchased under agreements to resell	502,470	1,512,114
Receivables from broker-dealers and clearing organizations ($22,801 and $— at fair value, as of March 31, 2024 and December 31, 2023, respectively)	1,270,404	737,724
Trading assets, at fair value:
Financial instruments owned	4,998,078	6,127,752
Financial instruments owned and pledged	1,449,054	1,230,859
Receivables from customers	118,680	106,245
Property, equipment and capitalized software (net of accumulated depreciation of $336,866 and $367,779 as of March 31, 2024 and December 31, 2023, respectively)	97,436	100,365
Operating lease right-of-use assets	212,689	229,499
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $396,660 and $381,973 as of March 31, 2024 and December 31, 2023, respectively)	242,833	257,520
Deferred tax assets	128,171	133,760
Other assets ($167,384 and $84,521, at fair value, as of March 31, 2024 and December 31, 2023, respectively)	408,586	303,720
Total assets	$12,789,715	$14,466,384

Liabilities and equity
Liabilities
Short-term borrowings	$138,202	$—
Securities loaned	1,640,521	1,329,446
Securities sold under agreements to repurchase	836,433	1,795,994
Payables to broker-dealers and clearing organizations ($90,271 and $7,661, at fair value, as of March 31, 2024 and December 31, 2023, respectively)	472,895	1,167,712
Payables to customers	33,485	23,229
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	5,694,997	6,071,352
Tax receivable agreement obligations	196,254	216,480
Accounts payable, accrued expenses and other liabilities	365,711	451,293
Operating lease liabilities	260,483	278,317
Long-term borrowings	1,726,657	1,727,205
Total liabilities	11,365,638	13,061,028

Commitments and Contingencies (Note 14)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 136,550,996 and 134,901,037 shares, Outstanding — 88,783,569 and 89,092,686 shares at March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2024 and December 31, 2023, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,607,998 and 8,607,998 shares at March 31, 2024 and December 31, 2023, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at March 31, 2024 and December 31, 2023, respectively	1	1
Treasury stock, at cost, 47,767,427 and 45,808,351 shares at March 31, 2024 and December 31, 2023, respectively	(1,202,188)	(1,166,299)
Additional paid-in capital	1,380,457	1,351,574
Retained earnings (accumulated deficit)	1,017,547	1,000,403
Accumulated other comprehensive income (loss)	15,904	17,047
Total Virtu Financial Inc. stockholders' equity	1,211,722	1,202,727

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Noncontrolling interest	212,355	202,629
Total equity	1,424,077	1,405,356

Total liabilities and equity	$12,789,715	$14,466,384
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Revenues:
Trading income, net	$408,095	$412,511
Interest and dividends income	105,992	82,244
Commissions, net and technology services	118,611	121,444
Other, net	10,141	4,181
Total revenue	642,839	620,380

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	139,799	145,523
Communication and data processing	58,182	56,812
Employee compensation and payroll taxes	100,823	103,437
Interest and dividends expense	126,028	97,601
Operations and administrative	22,346	24,299
Depreciation and amortization	16,076	15,348
Amortization of purchased intangibles and acquired capitalized software	14,687	16,020
Termination of office leases	17	96
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,694	2,176
Transaction advisory fees and expenses	135	15
Financing interest expense on long-term borrowings	23,232	24,288
Total operating expenses	503,019	485,615
Income before income taxes and noncontrolling interest	139,820	134,765
Provision for income taxes	28,512	24,682
Net income	111,308	110,083
Noncontrolling interest	(55,491)	(52,202)

Net income available for common stockholders	$55,817	$57,881

Earnings per share
Basic	$0.59	$0.56
Diluted	$0.59	$0.56

Weighted average common shares outstanding
Basic	88,999,122	97,795,957
Diluted	88,999,122	97,813,691

Net income	$111,308	$110,083
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(3,526)	1,648
Net change in unrealized cash flow hedges gain (loss), net of taxes	1,547	(13,168)
Comprehensive income	109,329	98,563
Less: Comprehensive income attributable to noncontrolling interest	(54,655)	(47,535)
Comprehensive income attributable to common stockholders	$54,674	$51,028

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2024 and 2023

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,596,226	—	—	—	—	—	—	—	28,883	—	—	28,883	—	28,883
Treasury stock purchases	(946,267)	—	—	—	—	—	(1,959,076)	(35,889)	—	(16,013)	—	(51,902)	—	(51,902)
Net income	—	—	—	—	—	—	—	—	—	55,817	—	55,817	55,491	111,308
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,037)	(2,037)	(1,489)	(3,526)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	894	894	653	1,547
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,660)	—	(22,660)	(44,929)	(67,589)
Balance at March 31, 2024	136,550,996	$1	8,607,998	$—	60,091,740	$1	(47,767,427)	$(1,202,188)	$1,380,457	$1,017,547	$15,904	$1,211,722	$212,355	$1,424,077

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,393,550	—	—	—	—	—	—	—	31,030	—	—	31,030	—	31,030
Repurchase of Class C common stock		—	(21,498)	—	—	—	—	—	(424)	—	—	(424)	—	(424)
Treasury stock purchases	(902,947)	—	—	—	—	—	(3,932,499)	(75,568)	—	(17,650)	—	(93,218)	—	(93,218)
Net income	—	—	—	—	—	—	—	—	—	57,881	—	57,881	52,202	110,083
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	980	980	668	1,648
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,834)	(7,834)	(5,334)	(13,168)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(24,696)	—	(24,696)	(27,308)	(52,004)
Issuance of common stock in connection with employee exchanges	152,037	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(152,037)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	134,714,394	$1	8,856,531	$—	60,091,740	$1	(38,454,789)	$(1,030,205)	$1,323,219	$987,852	$24,750	$1,305,618	$329,756	$1,635,374

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$111,308	$110,083

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16,076	15,348
Amortization of purchased intangibles and acquired capitalized software	14,687	16,020
Debt issue cost related to debt refinancing and prepayment	—	306
Amortization of debt issuance costs and deferred financing fees	1,720	1,664
Termination of office leases	17	96
Share-based compensation	15,033	15,583
Deferred taxes	5,390	7,800
Other	(15,118)	(4,030)
Changes in operating assets and liabilities:
Securities borrowed	(60,542)	(270,347)
Securities purchased under agreements to resell	1,009,644	(376,365)
Receivables from broker-dealers and clearing organizations	(526,927)	(66,035)
Trading assets, at fair value	911,479	(807,784)
Receivables from customers	(12,435)	(28,375)
Operating lease right-of-use assets	16,810	813
Other assets	(104,205)	16,955
Securities loaned	311,075	(32,896)
Securities sold under agreements to repurchase	(959,561)	379,758
Payables to broker-dealers and clearing organizations	(687,156)	(15,091)
Payables to customers	10,256	61,001
Trading liabilities, at fair value	(376,355)	917,807
Operating lease liabilities	(17,834)	(1,948)
Accounts payable, accrued expenses and other liabilities	(58,776)	(88,745)
Net cash used in operating activities	(395,414)	(148,382)

Cash flows from investing activities
Development of capitalized software	(23,383)	(20,638)
Acquisition of property and equipment	(2,815)	(13,795)
Other investing activities	(1,278)	(1,350)
Net cash used in investing activities	(27,476)	(35,783)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(67,589)	(52,004)
Repurchase of Class C common stock	—	(424)
Purchase of treasury stock	(51,823)	(93,218)
Short-term borrowings, net	140,000	121,055
Repayment of long-term borrowings	—	(18,000)
Payment of tax receivable agreement obligations	(20,226)	—
Debt issuance costs	—	(3,953)
Net cash provided by (used in) financing activities	362	(46,544)

Effect of exchange rate changes on cash and cash equivalents	(3,526)	1,648

Net increase (decrease) in cash and cash equivalents	(426,054)	(229,061)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	855,460	1,038,242
Cash, cash equivalents, and restricted or segregated cash, end of period	$429,406	$809,181

Supplementary disclosure of cash flow information
Cash paid for interest	$142,200	$96,572
Cash paid for taxes	6,609	3,471

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	4,101	4,732

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2024, VFI owned approximately 57.8% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

2. Summary of Significant Accounting Policies
For a detailed discussion of the Company's significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements Recently Adopted

Fair Value Measurement - In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 326). The ASU clarifies the impact of contractual sale restrictions on the fair value of an equity security. Additionally, this ASU requires disclosure of the nature and remaining duration of the sale restriction. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Condensed Consolidated Financial Statements.

Leases - Common Control Arrangements - In March 2023, the FASB issued ASU 2023-01, Leases—Common Control Arrangements (Topic 842). This ASU provides updated guidance for accounting for common control leases and leasehold improvements. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Condensed Consolidated Financial Statements.

Investments - Equity Method and Joint Ventures - In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323). This ASU provides updated guidance for accounting for investments in tax credit structures. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted as of March 31, 2024

Business Combinations—Joint Venture Formations - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60). This ASU provides updated guidance on accounting for the formation of joint ventures. This ASU is effective prospectively for joint ventures formed on or after January 1, 2025. The Company does not expect it to have a material impact on its Condensed Consolidated Financial Statements.

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires incremental disclosures related to a public entity’s reportable segments. It aims to provide financial statement users with more disaggregated information, specifically, significant expenses for each reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Intangibles—Goodwill and Other—Crypto Assets - In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). This ASU requires measurement of in-scope crypto assets at fair value and provides updated guidance on presentation and disclosure requirements for crypto assets. This ASU is effective for periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements and related disclosures, and will adopt the disclosure requirements for the periods beginning after December 15, 2024.

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

3. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income before income taxes and noncontrolling interest	$139,820	$134,765
Provision for income taxes	28,512	24,682
Net income	111,308	110,083

Noncontrolling interest	(55,491)	(52,202)

Net income available for common stockholders	$55,817	$57,881

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2024	2023
Basic earnings per share:
Net income available for common stockholders	$55,817	$57,881
Less: Dividends and undistributed earnings allocated to participating securities	(3,073)	(2,677)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	52,744	55,204

Weighted average shares of common stock outstanding:
Class A	88,999,122	97,795,957

Basic earnings per share	$0.59	$0.56

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2024	2023
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$52,744	$55,204

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	88,999,122	97,795,957
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	—	17,734
	88,999,122	97,813,691

Diluted earnings per share (1)	$0.59	$0.56

(1) Excluded from the computation of diluted Earnings per share were 45,814 unexercised stock options for the three months ended March 31, 2024 because inclusion of the options would have been anti-dilutive.

4. Tax Receivable Agreements

For a detailed discussion of the Company's tax receivable agreements, see Note 4 “Tax Receivable Agreements” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company made its first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, $21.3 million in March 2022, $23.3 million in April 2023, and $20.2 million in March 2024. Tax receivable payments are expected to range from approximately $0.1 million to $22.0 million per year over the next 15 years.

At March 31, 2024 and December 31, 2023, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $130.2 million and $135.7 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $196.3 million and $216.5 million for March 31, 2024 and December 31, 2023, respectively. The amounts recorded as of March 31, 2024 and December 31, 2023 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

5. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2024 and December 31, 2023, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2024 and 2023.

The following table presents the details of goodwill by segment as of March 31, 2024 and December 31, 2023:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of March 31, 2024 and December 31, 2023, the Company's total amount of intangible assets recorded was $242.8 million and $257.5 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(249,791)	$236,809	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,369)	526	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(396,660)	$242,833

	As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(237,829)	$248,771	10	to	12
Technology	136,000	(133,467)	2,533	1	to	6
Favorable occupancy leases	5,895	(5,177)	718	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(381,973)	$257,520

Amortization expense relating to finite-lived intangible assets was approximately $14.7 million and $16.0 million for the three months ended March 31, 2024 and 2023, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2024	$36,158
2025	47,879
2026	47,879
2027	47,879
2028	47,879
2029	9,590

6. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Assets
Due from prime brokers	$410,153	$208,639
Deposits with clearing organizations	214,545	182,008
Net equity with futures commission merchants	174,447	166,808
Unsettled trades with clearing organizations	238,272	1,096
Securities failed to deliver	203,287	148,822
Commissions and fees	29,700	30,351
Total receivables from broker-dealers and clearing organizations	$1,270,404	$737,724

Liabilities
Due to prime brokers	$405,151	$780,310
Net equity with futures commission merchants (1)	(35,420)	(36,059)
Unsettled trades with clearing organizations	554	313,875
Securities failed to receive	97,328	104,702
Commissions and fees	5,282	4,884
Total payables to broker-dealers and clearing organizations	$472,895	$1,167,712
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 8 “Borrowings”) of approximately $170.7 million and $175.3 million as of March 31, 2024 and December 31, 2023, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

7. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2024 and December 31, 2023, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at March 31, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Securities received as collateral:
Securities borrowed	$1,739,045	$1,665,860
Securities purchased under agreements to resell	502,470	1,512,114
	$2,241,515	$3,177,974
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Equities	$1,441,851	$1,222,559
Exchange traded notes	7,203	8,300
	$1,449,054	$1,230,859

8. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$140,000	$(1,798)	$138,202
	$140,000	$(1,798)	$138,202

December 31, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$—	$—	$—
	$—	$—	$—

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course U.S. broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL's trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $650 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $650 million and bear interest at the adjusted Secured Overnight Financing Rate (“SOFR”) or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $300 million and bear interest at the adjusted SOFR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

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

	At March 31, 2024
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	6.50%	$400,000	$80,000	$(1,798)	$78,202
Committed facility (1)	6.75%	650,000	50,000	—	50,000
Overdraft facility	8.84%	10,000	10,000	—	10,000
		$1,060,000	$140,000	$(1,798)	$138,202
(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 6.75% and 9.00%, respectively. There was no balance outstanding under Borrowing Base B Loan as of March 31, 2024.

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Broker-dealer credit facilities:
Uncommitted facility	$601	$1,561
Committed facility	877	—
Overdraft facility	113	92
	$1,591	$1,653

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2024 and December 31, 2023, there was no balance associated with international settlement activities outstanding under these facilities. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At March 31, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.83%	$598,214	$170,713
		$598,214	$170,713

	At December 31, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.96%	$599,180	$175,256
		$599,180	$175,256

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $2.6 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.43%	$1,727,000	$(2,953)	$(20,515)	$1,703,532
SBI bonds	January 2026	5.00%	23,125	—	—	23,125
			$1,750,125	$(2,953)	$(20,515)	$1,726,657

		At December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.46%	$1,727,000	$(3,107)	$(21,504)	$1,702,389
SBI bonds	January 2026	5.00%	24,816	—	—	24,816
			$1,751,816	$(3,107)	$(21,504)	$1,727,205

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans and the Company repaid $18.0 million on January 13, 2023. On December 12, 2023, the Company made a voluntary prepayment of $55.0 million, and the payment is applied toward subsequent annual amortization installments. The revolving commitments will terminate on January 13, 2025. As of March 31, 2024, $1,727 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 9 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($23.1 million) as of March 31, 2024 and ¥3.5 billion ($24.8 million) as of December 31, 2023. The Company had a gain of $1.7 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively, due to changes in foreign currency rates.

As of March 31, 2024, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	March 31, 2024
Remainder of 2024	$—
2025	$—
2026	23,125
2027	17,000
2028	18,000
2029	1,692,000
Total principal of long-term borrowings	$1,750,125

9. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on-the-run U.S. government obligations, exchange traded notes and digital assets is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities and certain other financial instruments, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts, other U.S. and non-U.S. government obligations and receivables and payables linked to digital assets have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from a number of banks and broker-dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

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

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2024:

	March 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$886,249	$2,080,349	$—	$—	$2,966,598
U.S. and Non-U.S. government obligations	343,333	454,903	—	—	798,236
Corporate Bonds	—	1,187,960	—	—	1,187,960
Exchange traded notes	11	20,309	—	—	20,320
Currency forwards	—	290,659	—	(268,583)	22,076
Options	2,888	—	—	—	2,888
	$1,232,481	$4,034,180	$—	$(268,583)	$4,998,078

Financial instruments owned, pledged as collateral:
Equity securities	$886,435	$555,416	$—	$—	$1,441,851
Exchange traded notes	3	7,200	—	—	7,203
	$886,438	$562,616	$—	$—	$1,449,054

Other Assets
Equity investment	$—	$—	$84,587	$—	$84,587
Digital assets	79,982		—	—	79,982
Exchange stock	2,815	—	—	—	2,815
	$82,797	$—	$84,587	$—	$167,384

Receivables from broker dealers and clearing organizations:
Interest rate swap	$—	$5,753	$—	$—	$5,753
Receivables linked to digital assets		17,048			17,048
	$—	$22,801	$—	$—	$22,801

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,888,070	$1,430,974	$—	$—	$3,319,044
U.S. and Non-U.S. government obligations	209,193	965,945	—	—	1,175,138
Corporate Bonds	—	1,166,408	—	—	1,166,408
Exchange traded notes	—	31,280	—	—	31,280
Currency forwards	—	253,151	—	(253,146)	5
Options	3,122	—	—	—	3,122
	$2,100,385	$3,847,758	$—	$(253,146)	$5,694,997

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$90,271	$—	$—	$90,271
	$—	$90,271	$—	$—	$90,271

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2023:

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$710,699	$1,844,106	$—	$—	$2,554,805
U.S. and Non-U.S. government obligations	521,542	1,775,177	—	—	2,296,719
Corporate Bonds	—	1,232,097	—	—	1,232,097
Exchange traded notes	10	18,055	—	—	18,065
Currency forwards	—	377,279	—	(354,698)	22,581
Options	3,485	—	—	—	3,485
	$1,235,736	$5,246,714	$—	$(354,698)	$6,127,752
Financial instruments owned, pledged as collateral:
Equity securities	$871,237	$351,322	$—	$—	$1,222,559
Exchange traded notes	3	8,297	—	—	8,300
	$871,240	$359,619	$—	$—	$1,230,859
Other Assets
Equity investment	$—	$—	$81,805	$—	$81,805
Exchange stock	2,716	—	—	—	2,716
	$2,716	$—	$81,805	$—	$84,521

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,447,726	$1,165,091	$—	$—	$2,612,817
U.S. and Non-U.S. government obligations	181,393	1,891,556	—	—	2,072,949
Corporate Bonds	—	1,358,522	—	—	1,358,522
Exchange traded notes	—	21,104	—	—	21,104
Currency forwards	—	339,085		(336,311)	2,774
Options	3,186	—			3,186
	$1,632,305	$4,775,358	$—	$(336,311)	$6,071,352

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$7,661	$—	$—	$7,661
	$—	$7,661	$—	$—	$7,661

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 8 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	March 31, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$84,587	Discounted cash flow	Estimated revenue growth	5.0% - 10.2%	6.6%
			Discount rate	16.0% - 16.0%	16.0%
		Market	Future enterprise value/ EBIDTA ratio	9.5x - 17.7x	14.4x

	December 31, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,805	Discounted cash flow	Estimated revenue growth	5.0% - 6.8%	5.8%
			Discount rate	15.6% - 15.6%	15.6%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 17.8x	12.9x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2024
(in thousands)	Balance at December 31, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2024
Assets
Other assets:
Equity investment	$81,805	$—	$2,782	$—	$—	$84,587	$2,782
Total	$81,805	$—	$2,782	$—	$—	$84,587	$2,782
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2024:

	March 31, 2024
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$399,585	$399,585	$399,585	$—	$—
Cash restricted or segregated under regulations and other	29,821	29,821	29,821	—	—
Securities borrowed	1,782,982	1,782,982	—	1,782,982	—
Securities purchased under agreements to resell	502,470	502,470	—	502,470	—
Receivables from broker-dealers and clearing organizations	1,247,603	1,247,603	—	1,247,603	—
Receivables from customers	118,680	118,680	—	118,680	—
Other assets (1)	29,430	29,430	9,604	19,826	—
Total Assets	$4,110,571	$4,110,571	$439,010	$3,671,561	$—

Liabilities
Short-term borrowings	$138,202	$140,000	$—	$140,000	$—
Long-term borrowings	1,726,657	1,749,054	—	1,749,054	—
Securities loaned	1,640,521	1,640,521	—	1,640,521	—
Securities sold under agreements to repurchase	836,433	836,433	—	836,433	—
Payables to broker-dealers and clearing organizations	382,624	382,624	—	382,624	—
Payables to customers	33,485	33,485	—	33,485	—
Other liabilities (2)	29,229	29,229	—	29,229	—
Total Liabilities	$4,787,151	$4,811,346	$—	$4,811,346	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,782,982	$—	$1,782,982	$(1,739,045)	$(22,685)	$21,252
Securities purchased under agreements to resell	502,470	—	502,470	(502,470)		—
Receivables from broker-dealers and clearing organizations:
Interest rate swaps	5,753	—	5,753	—	—	5,753
Trading assets, at fair value:
Currency forwards	290,659	(268,583)	22,076	—	—	22,076
Options	2,888	—	2,888	—	(2,104)	784
Total	$2,584,752	$(268,583)	$2,316,169	$(2,241,515)	$(24,789)	$49,865

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,640,521	$—	$1,640,521	$(1,609,815)	$(27,275)	$3,431
Securities sold under agreements to repurchase	836,433	—	836,433	(836,429)		4
Trading liabilities, at fair value:
Currency forwards	253,151	(253,146)	5	—	—	5
Options	3,122	—	3,122	—	(3,122)	—
Total	$2,733,227	$(253,146)	$2,480,081	$(2,446,244)	$(30,397)	$3,440

	December 31, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,722,440	$—	$1,722,440	$(1,665,860)	$(27,538)	$29,042
Securities purchased under agreements to resell	1,512,114	—	1,512,114	(1,512,114)		—
Trading assets, at fair value:
Currency forwards	377,279	(354,698)	22,581	—	—	22,581
Options	3,485	—	3,485	—	(2,914)	571
Total	$3,615,318	$(354,698)	$3,260,620	$(3,177,974)	$(30,452)	$52,194

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,329,446	$—	$1,329,446	$(1,291,376)	$(31,509)	$6,561
Securities sold under agreements to repurchase	1,795,994	—	1,795,994	(1,795,994)		—
Interest rate swaps	7,661	—	7,661	—	—	7,661
Trading liabilities, at fair value:
Currency forwards	339,085	(336,311)	2,774	—	—	2,774
Options	3,186	—	3,186	—	(2,914)	272
Total	$3,475,372	$(336,311)	$3,139,061	$(3,087,370)	$(34,423)	$17,268
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	436,433	—	—	—	—	436,433
Total	$436,433	$140,000	$185,000	$75,000	$—	$836,433

Securities loaned:
Equity securities	$1,640,521	$—	$—	$—	$—	$1,640,521
Total	$1,640,521	$—	$—	$—	$—	$1,640,521

	December 31, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	1,395,994	—	—	—	—	1,395,994
Total	$1,395,994	$140,000	$185,000	$75,000	$—	$1,795,994

Securities loaned:
Equity securities	1,329,446	—	—	—	—	1,329,446
Total	$1,329,446	$—	$—	$—	$—	$1,329,446

10. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2024 and December 31, 2023:

(in thousands)		March 31, 2024		December 31, 2023
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$1,003	$711,468	$(741)	$1,944,872
Commodity futures	Receivables from broker-dealers and clearing organizations	4,963	5,207,005	(7,017)	6,489,328
Currency futures	Receivables from broker-dealers and clearing organizations	(7,569)	6,134,373	707	6,964,937
Fixed income futures	Receivables from broker-dealers and clearing organizations	48	62,129	1	5,989
Options	Financial instruments owned	2,888	636,097	3,485	1,167,643
Currency forwards	Financial instruments owned	290,659	27,710,240	377,279	33,579,641

Derivative instruments designated as hedging instruments:
Interest rate swap	Receivables from broker-dealers and clearing organizations	5,753	1,525,000	—	—

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$3,168	$3,089,351	$(558)	$501,978
Commodity futures	Payables to broker-dealers and clearing organizations	(1,581)	74,062	(4)	25,462
Currency futures	Payables to broker-dealers and clearing organizations	9,344	621,877	12,031	1,518,087
Fixed income futures	Payables to broker-dealers and clearing organizations	(5)	9,311	165	82,044
Options	Financial instruments sold, not yet purchased	3,122	651,941	3,186	1,173,351
Currency forwards	Financial instruments sold, not yet purchased	253,151	27,691,487	339,085	33,560,544

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	—	—	7,661	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2024	2023
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$1,532	$124,466
Currency forwards	Trading income, net	(6,061)	(62,937)
Options	Trading income, net	13,038	2,655
Interest rate swap on term loan	Other, net	—	(463)
Terminated interest rate swaps	Financing interest expense on long-term borrowings	(11,702)	—
		$(3,193)	$63,721

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$13,447	$(15,393)
		$13,447	$(15,393)
(1) The Company entered into a five-year $1,000 million floating-to-fixed interest rate swap agreement in the first quarter of 2020 and a five-year $525 million floating-to-fixed interest rate swap agreement in the fourth quarter of 2019. These two interest rate swaps met the criteria to be considered qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and as such, the mark-to-market gains (losses) on the instruments were deferred within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income beginning in the first quarter of 2020. The two interest rate swaps were terminated and dedesignated as cash flow hedges in December 2023. The Company entered into a two-year $1,525 million floating-to-fixed interest rate agreement in December 2023. The two-year interest rate swap met the criteria to be considered as a qualifying cash flow hedge under ASC 815 as of December 2023, and the mark-to-market gains (losses) on the instrument was deferred within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income.

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

The Company has interests in two joint ventures (“JV”) that build and maintain microwave communication networks in the U.S., Europe, and Asia. The Company and its JV partners each pay monthly fees for the use of the microwave communication networks in connection with their respective trading activities, and the JVs may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2024, the Company held noncontrolling interests of 12.5% and 50.0%, respectively, in these JVs.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2024, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of March 31, 2024, the Company held approximately a 13.5% noncontrolling interest in this JV.

In the second quarter of 2022, the Company invested in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of March 31, 2024, the Company held approximately a 6.9% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at March 31, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$60,010	$—	$60,010	$296,280

The following table presents the Company’s nonconsolidated VIEs at December 31, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$59,713	$—	$59,713	$273,905

During the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. As of March 31, 2024, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

12. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 12 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$7,202	$78,210	$—	$85,412
Workflow technology	—	23,918	—	23,918
Analytics	—	9,281	—	9,281
Total revenue from contracts with customers	7,202	111,409	—	118,611

Other sources of revenue	513,806	6,379	4,043	524,228

Total revenues	$521,008	$117,788	$4,043	$642,839

Timing of revenue recognition:
Services transferred at a point in time	$521,008	$100,137	$4,043	$625,188
Services transferred over time	—	17,651	—	17,651
Total revenues	$521,008	$117,788	$4,043	$642,839

	Three Months Ended March 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,701	$77,257	$—	$86,958
Workflow technology	—	24,957	—	24,957
Analytics	—	9,529	—	9,529
Total revenue from contracts with customers	9,701	111,743	—	121,444

Other sources of revenue	489,220	6,735	2,981	498,936

Total revenues	$498,921	$118,478	$2,981	$620,380

Timing of revenue recognition:
Services transferred at a point in time	$498,921	$100,480	$2,981	$602,382
Services transferred over time	—	17,998	—	17,998
Total revenues	$498,921	$118,478	$2,981	$620,380

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2024 and 2023, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $57.6 million and $56.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2024.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.5 million and $8.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company recognized the full amount of revenue during the three months ended March 31, 2024 and 2023, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

13. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three months ended March 31, 2024 and 2023, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $28.5 million, and 20.4%, and $24.7 million, and 18.3% for the three months ended March 31, 2024 and 2023, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023 are current income tax receivables of $54.7 million and $44.3 million, respectively. The balances at March 31, 2024 and December 31, 2023 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023 are current tax liabilities of $10.6 million and $6.8 million, respectively. The balances at March 31, 2024 and December 31, 2023 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 4 “Tax Receivable Agreements”), the Acquisition of KCG, and the ITG Acquisition, differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2024 and December 31, 2023, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

As a result of the acquisitions of ITG and KCG, the Company has non-U.S. net operating losses at March 31, 2024 and December 31, 2023, of $303.4 million and $304.5 million, respectively, and has recorded related deferred tax assets of $56.9 million and $57.1 million, respectively. A full valuation allowance was recorded against these deferred tax assets at March 31, 2024 and December 31, 2023 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2024 and December 31, 2023 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2024, the Company’s tax years for 2015 through 2022 and 2016 through 2022 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2022. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $7.6 million of unrecognized tax benefits as of March 31, 2024, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2024.

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

In matters related to the SEC investigation noted above, the Company and certain of its current and former executive officers were named as defendants on May 19, 2023 in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770 and on October 31, 2023 in City of Birmingham Retirement and Relief System v. Virtu Financial, Inc., No. 23-cv-08123. The complaints were each filed by purported stockholders in the Eastern District of New York on behalf of a putative class and assert that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws. The complaints were subsequently consolidated and recaptioned in re Virtu Financial, Inc. Securities Litigation, No. 23-cv-03770. The Company also has received requests for information related to the SEC investigation pursuant to Section 220 of the Delaware General Corporation Law from counsel for purported stockholders. The Company believes it has meritorious defenses against pending or contemplated claims that its public disclosures were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law and will defend itself vigorously.

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

On December 1, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Northwest Biotherapeutics, Inc. v. Canaccord Genuity LLC, et al No. 1:22-cv-10185. The initial complaint alleged that defendants engaged in market manipulation in the plaintiff’s stock during a period from 2018 to 2022. A first amended complaint was filed on April 10, 2023, bringing substantially the same allegations as the initial complaint. The first amended complaint was dismissed with leave to amend on February 14, 2024. Plaintiff filed a second amended complaint on March 18, 2024. Neither the operative complaint nor prior iterations specify the amount of alleged damages. The Company believes that the claims are without merit and is defending itself vigorously.

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

15. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 "Summary of Significant Accounting Policies" and Note 15 "Leases" to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$212,689	$229,499
Operating lease liabilities	Operating lease liabilities	260,483	278,317

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	40,828	40,857
Accumulated depreciation	Property, equipment, and capitalized software, net	(14,331)	(11,781)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	27,163	29,609

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	5.12 years	5.25 years
Finance leases	3.33 years	3.50 years
Weighted average discount rate
Operating leases	6.37%	6.40%
Finance leases	5.58%	5.51%

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost:
Fixed	$18,431	$18,878
Variable	1,508	1,764
Total Operating lease cost	$19,939	$20,642

Sublease income	4,692	4,889

Finance lease cost:
Amortization of ROU Asset	$2,579	$2,124
Interest on lease liabilities	412	208
Total Finance lease cost	$2,991	$2,332

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2024, are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$56,242	$8,406
2025	68,658	7,677
2026	66,540	6,683
2027	31,137	5,513
2028	27,999	1,941
2029 and thereafter	55,213	—
Total lease payments	$305,789	$30,220
Less imputed interest	(45,306)	(3,057)
Total lease liability	$260,483	$27,163

16. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$399,585	$820,436
Cash restricted or segregated under regulations and other	29,821	35,024
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$429,406	$855,460

17. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 86.5% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.8% interest in Virtu Financial at March 31, 2024.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2024 and December 31, 2023, there were 4,040,772 and 4,040,772 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and none and 173,535 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2024 and 2023, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2024, the Company repurchased approximately 45.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,145.4 million. As of March 31, 2024, the Company has approximately $74.6 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the three months ended March 31, 2024 and 2023, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange none and 152,037 units, respectively in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$23,416	$9,682	$(8,788)	$24,310
Foreign exchange translation adjustment	(6,369)	(2,037)	—	(8,406)
Total	$17,047	$7,645	$(8,788)	$15,904
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of March 31, 2024, the Company expects approximately $28.4 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the three months ended March 31, 2024 and 2023:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
At March 31, 2023	1,521,776	$19.00	1.99	1,521,776	$19.00

At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
At March 31, 2024	1,511,776	$19.00	1.00	1,511,776	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 17 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the three months ended March 31, 2024 and 2023, respectively, there were 878,091 and 868,315 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $4.9 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs (including the Assumed Awards) and RSAs for the three months ended March 31, 2024 and 2023:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2022	3,954,833	$28.13
Granted (1)	3,440,682	19.41
Forfeited	(71,475)	30.58
Vested	(2,393,550)	21.60
At March 31, 2023	4,930,490	$25.18

At December 31, 2023	4,903,174	$23.90
Granted (1)	2,492,452	16.98
Forfeited	(68,049)	23.76
Vested	(2,596,226)	19.79
At March 31, 2024	4,731,351	$22.51
(1) Excluded in the number of RSUs and RSAs are 487,500 and 37,500 participating RSAs for March 31, 2024 and 2023, respectively, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $10.2 million and $10.1 million for the three months ended March 31, 2024 and 2023, respectively, of compensation expense in relation to RSUs. As of March 31, 2024 and December 31, 2023, total unrecognized share-based compensation expense related to unvested RSUs was $67.0 million and $55.2 million, respectively, and this amount is to be recognized over a weighted average period of 1.4 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

19. Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiaries VAL and RFQ-Hub Americas LLC (“RAL”), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2024. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company's U.S. subsidiaries as of March 31, 2024 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$386,622	$1,670	$384,952
RFQ-Hub Americas LLC	1,235	19	1,216

As of March 31, 2024, VAL had $23.4 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.2 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of March 31, 2024 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp (1)	$13,049	$185	$12,864
Virtu Financial Canada ULC	1,187	185	1,002
Ireland
Virtu Europe Trading Limited (1)	112,345	26,637	85,708
Virtu Financial Ireland Limited (1)	86,933	39,547	47,386
United Kingdom
Virtu ITG UK Limited (1)	2,023	947	1,076
Asia Pacific
Virtu ITG Australia Limited	24,133	8,846	15,287
Virtu ITG Hong Kong Limited	3,107	383	2,724
Virtu ITG Singapore Pte Limited	897	111	786
Virtu Financial Singapore Pte. Ltd.	184,176	95,464	88,712
(1) Preliminary
As of March 31, 2024, Virtu Europe Trading Limited had $40 thousand of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of December 31, 2023 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu ITG Canada Corp	$14,630	$189	$14,441
Virtu Financial Canada ULC	1,197	189	1,008
Ireland
Virtu Europe Trading Limited	86,370	27,821	58,549
Virtu Financial Ireland Limited	88,939	40,459	48,480
United Kingdom
Virtu ITG UK Limited	2,040	955	1,085
Asia Pacific
Virtu ITG Australia Limited	24,788	3,856	20,932
Virtu ITG Hong Kong Limited	2,786	445	2,341
Virtu ITG Singapore Pte Limited	953	130	823
Virtu Financial Singapore Pte. Ltd.	126,022	73,407	52,615

As of December 31, 2023, Virtu Europe Trading Limited had $36 thousand of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

20. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
Revenues:
United States	$522,069	$522,629
Ireland	63,018	53,959
Others	57,752	43,792
Total revenues	$642,839	$620,380

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

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2024 and 2023 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2024
Total revenue	$521,008	$117,788	$4,043	$642,839
Income (loss) before income taxes and noncontrolling interest	126,953	9,243	3,624	139,820

2023
Total revenue	$498,921	$118,478	$2,981	$620,380
Income (loss) before income taxes and noncontrolling interest	124,109	9,015	1,641	134,765

21. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2024 and December 31, 2023 the Company had net payables to its affiliates of $1.8 million and payables to its affiliates of $1.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 9 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.2 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively, to JNX for these trading activities.

The Company pays monthly use fees to two JVs in which it holds interests (see Note 11 “Variable Interest Entities”). These monthly fees are for the use of microwave communication networks operated by each of these JVs and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to these JVs of $7.4 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $1.5 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

22. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On April 19, 2024, the Company entered into an agreement to sell a 49% interest in the multi-asset request-for-quote communication platform JV previously formed in 2022 and referenced in Note 11 “Variable Interest Entities”. The sale is subject to various closing conditions including the receipt of certain regulatory approvals. Upon the closing of the sale, the Company will retain a minority stake in the JV.

On April 24, 2024, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on June 15, 2024 to holders of record as of June 1, 2024.

On April 24, 2024, the Company’s Board of Directors authorized the expansion of the Company’s current share repurchase program, increasing the total authorized amount by $500 million to $1,720 million and extended the duration through April 24, 2026. Since the inception of the program through April 19, 2024, the Company repurchased approximately 45.9 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,151.4 million. Including the additional $500 million authorization by its Board, the Company has approximately $568.6 million remaining capacity for future purchase of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2024, and 2023 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2024, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2023, which are included in Item 8 and 7 respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024 (the “2023 Form 10-K”), because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2023 Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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

We believe the overall level of volumes and realized volatility as well as the attractiveness of the order flow we interact with and the level of retail participation in the various markets we serve have the greatest impact on the financial performance of our market making businesses. Increases in market volatility can cause bid/ask spreads to widen as market participants are more willing to pay market makers like us to transact immediately and as a result, market makers’ capture rate per notional amount transacted may increase.

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

Credit Agreement

On March 1, 2019, the “ITG Closing Date”, we announced the completed acquisition of Investment Technology Group, Inc. and its subsidiaries (“ITG”) in an all-cash transaction (the “ITG Acquisition”). In connection with the ITG Acquisition, Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), and Impala Borrower LLC (the “Acquisition Borrower”), a subsidiary of the Company, entered into a credit agreement, with the lenders party thereto, Jefferies Finance LLC, as administrative agent and Jefferies Finance LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners (the “Acquisition Credit Agreement”). The Acquisition Credit Agreement provided (i) a senior secured first lien term loan (together with the Acquisition Incremental Term Loans, as defined below; the “Acquisition First Lien Term Loan Facility”) in an aggregate principal amount of $1,500.0 million, drawn in its entirety on the ITG Closing Date, of which approximately $404.5 million was borrowed by VFH to repay all amounts outstanding under a previous term loan facility and the remaining approximately $1,095.0 million borrowed by the Acquisition Borrower to finance the consideration and fees and expenses paid in connection with the ITG Acquisition, and (ii) a $50.0 million senior secured first lien revolving facility to VFH (the “Acquisition First Lien Revolving Facility”), with a $5.0 million letter of credit subfacility and a $5.0 million swingline subfacility. After the ITG Closing Date, VFH assumed the obligations of the Acquisition Borrower in respect of the acquisition term loans. On October 9, 2019, VFH entered into an amendment (“Amendment No. 1”), which amended the Acquisition Credit Agreement dated as of March 1, 2019, to, among other things, provide for $525.0 million in aggregate principal amount of incremental term loans (the “Acquisition Incremental Term Loans”), and amend the related collateral agreement. On March 2, 2020, VFH entered into a second amendment (“Amendment No. 2”), which further amended the Acquisition Credit Agreement to, among other things, reduce the interest rate spread over adjusted London Interbank Offered Rate (“LIBOR”) or the alternate base rate by 0.50% per annum and eliminated any step-down in the spread based on VFH’s first lien leverage ratio.

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

Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company’s IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 (the “Amended and Restated 2015 Management Incentive Plan”). The Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 16,000,000 shares of Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. On April 23, 2020, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated 2015 Management Incentive Plan in order to increase the number of shares of the Company’s Class A Common Stock reserved for issuance, and in respect of which awards may be granted under the Amended and Restated 2015 Plan from 16,000,000 to an aggregate of 21,000,000 shares of Class A Common Stock. On April 22, 2022, the Company’s Board of Directors adopted another amendment to the Company’s Amended and Restated 2015 Management Incentive Plan to increase the number of shares to an aggregate of 26,000,000 shares of Class A Common Stock and the amendment was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 2, 2022.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2024, options to purchase 1,643,750 shares in the aggregate were forfeited and 6,072,474 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2024 in the amount of $5.6 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2024 in the amount of $125.2 million and tax receivable agreement obligation in the amount of $196.3 million, in each case as described in greater detail in Note 4 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of March 31, 2024; and (iv) provision for corporate income tax in the amount of $19.2 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
Market Making	2024	2023
Total revenue	$521,008	$498,921
Total operating expenses	394,055	374,812
Income before income taxes and noncontrolling interest	126,953	124,109
Execution Services
Total revenue	117,788	118,478
Total operating expenses	108,545	109,463
Income before income taxes and noncontrolling interest	9,243	9,015
Corporate
Total revenue	4,043	2,981
Total operating expenses	419	1,340
Income before income taxes and noncontrolling interest	3,624	1,641
Consolidated
Total revenue	642,839	620,380
Total operating expenses	503,019	485,615
Income before income taxes and noncontrolling interest	$139,820	$134,765

The following table shows our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues:
Trading income, net	$408,095	$412,511
Interest and dividends income	105,992	82,244
Commissions, net and technology services	118,611	121,444
Other, net	10,141	4,181
Total revenue	642,839	620,380

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	139,799	145,523
Communication and data processing	58,182	56,812
Employee compensation and payroll taxes	100,823	103,437
Interest and dividends expense	126,028	97,601
Operations and administrative	22,346	24,299
Depreciation and amortization	16,076	15,348
Amortization of purchased intangibles and acquired capitalized software	14,687	16,020
Termination of office leases	17	96
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,694	2,176
Transaction advisory fees and expenses	135	15
Financing interest expense on long-term borrowings	23,232	24,288
Total operating expenses	503,019	485,615
Income before income taxes and noncontrolling interest	139,820	134,765
Provision for income taxes	28,512	24,682
Net income	$111,308	$110,083

Selected Operating Margins
GAAP Net income Margin (1)	17.3%	17.7%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2024	2023
Net income	$111,308	$110,083
Noncontrolling interest	(55,491)	(52,202)

Net income available for common stockholders	$55,817	$57,881

Earnings per share
Basic	$0.59	$0.56
Diluted	$0.59	$0.56

Weighted average common shares outstanding
Basic	88,999,122	97,795,957
Diluted	88,999,122	97,813,691
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 63% and 66% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$408,095	$412,511
Interest and dividends income	105,992	82,244
Commissions, net and technology services	118,611	121,444
Brokerage, exchange, clearance fees and payments for order flow, net	(139,799)	(145,523)
Interest and dividends expense	(126,028)	(97,601)
Adjusted Net Trading Income	$366,871	$373,075

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$111,308	$110,083
Financing interest expense on long-term borrowings	23,232	24,288
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,694	2,176
Depreciation and amortization	16,076	15,348
Amortization of purchased intangibles and acquired capitalized software	14,687	16,020
Provision for income taxes	28,512	24,682
EBITDA	$195,509	$192,597
Severance	1,485	2,646
Transaction advisory fees and expenses	135	15
Termination of office leases	17	96
Other	(9,347)	(3,468)
Share based compensation	15,033	15,583
Adjusted EBITDA	$202,832	$207,469

Selected Operating Margins
GAAP Net income Margin (1)	17.3%	17.7%
Non-GAAP Net income Margin (2)	30.3%	29.5%
EBITDA Margin (3)	53.3%	51.6%
Adjusted EBITDA Margin (4)	55.3%	55.6%
(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$111,308	$110,083
Provision for income taxes	28,512	24,682
Income before income taxes	139,820	134,765

Amortization of purchased intangibles and acquired capitalized software	14,687	16,020
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,694	2,176
Severance	1,485	2,646
Transaction advisory fees and expenses	135	15
Termination of office leases	17	96
Other	(9,347)	(3,468)
Share based compensation	15,033	15,583
Normalized Adjusted Net Income before income taxes	163,524	167,833
Normalized provision for income taxes (1)	39,246	40,281
Normalized Adjusted Net Income	$124,278	$127,552

Weighted Average Adjusted shares outstanding (2)	162,842,086	171,353,224

Basic earnings per share	$0.59	$0.56
Normalized Adjusted EPS	$0.76	$0.74

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2024 and 2023.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$403,698	$4,397	$—	$408,095
Commissions, net and technology services	7,202	111,409	—	118,611
Interest and dividends income	103,802	2,190	—	105,992
Brokerage, exchange, clearance fees and payments for order flow, net	(115,866)	(23,933)	—	(139,799)
Interest and dividends expense	(125,158)	(870)	—	(126,028)
Adjusted Net Trading Income	$273,678	$93,193	$—	$366,871

	Three Months Ended March 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$408,343	$4,168	$—	$412,511
Commissions, net and technology services	9,701	111,743	—	121,444
Interest and dividends income	79,687	2,557	—	82,244
Brokerage, exchange, clearance fees and payments for order flow, net	(122,950)	(22,573)	—	(145,523)
Interest and dividends expense	(96,924)	(677)	—	(97,601)
Adjusted Net Trading Income	$277,857	$95,218	$—	$373,075

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three months ended March 31, 2024 and 2023:

(in thousands, except %)	2024			2023
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%
Market Making:
Market Making	$273,678	$4,487	74.6%	$277,857	$4,482	74.5%

Execution Services	93,193	1,528	25.4%	95,218	1,536	25.5%

Corporate	—	—	—%	—	—	—%

Adjusted Net Trading Income	$366,871	$6,015	100.0%	$373,075	$6,018	100.0%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total Revenues

Our total revenues increased $22.4 million, or 3.6%, to $642.8 million for the three months ended March 31, 2024, compared to $620.4 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in Interest and dividends income due to higher interest rates during the three months ended March 31, 2024 compared to the same period in 2023.

The following table shows total revenues by segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands, except for percentage)	2024	2023	% Change
Market Making
Trading income, net	$403,698	$408,343	(1.1)%
Interest and dividends income	103,802	79,687	30.3%
Commissions, net and technology services	7,202	9,701	(25.8)%
Other, net	6,306	1,190	429.9%
Total revenues from Market Making	$521,008	$498,921	4.4%

Execution Services
Trading income, net	$4,397	$4,168	5.5%
Interest and dividends income	2,190	2,557	(14.4)%
Commissions, net and technology services	111,409	111,743	(0.3)%
Other, net	(208)	10	NM
Total revenues from Execution Services	$117,788	$118,478	(0.6)%

Corporate
Other, net	$4,043	$2,981	35.6%
Total revenues from Corporate	$4,043	$2,981	35.6%

Consolidated
Trading income, net	$408,095	$412,511	(1.1)%
Interest and dividends income	105,992	82,244	28.9%
Commissions, net and technology services	118,611	121,444	(2.3)%
Other, net	10,141	4,181	142.5%
Total revenues	$642,839	$620,380	3.6%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net decreased $4.4 million, or 1.1% to $408.1 million for the three months ended March 31, 2024, compared to $412.5 million for the three months ended March 31, 2023. The decrease was largely a result of one fewer trading day during the three months ended March 31, 2024 compared to the same period in 2023. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $23.8 million, or 29.0%, to $106.0 million for the three months ended March 31, 2024, compared to $82.2 million for the three months ended March 31, 2023. This increase was primarily attributable to an increase in interest income earned on cash collateral posted as part of securities borrowing transactions and interest earned on balances maintained at banks and prime brokers, and higher dividends earned on market making trading assets held over periods when dividends are paid, both of which benefited from higher interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues decreased $2.8 million, or 2.3%, to $118.6 million for the three months ended March 31, 2024, compared to $121.4 million for the three months ended March 31, 2023. This decrease was driven by slightly lower market volumes, a reduction of institutional investors' commissions available, and declining institutional engagement. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $5.9 million, to $10.1 million for the three months ended March 31, 2024, compared to $4.2 million for the three months ended March 31, 2023. The three months ended March 31, 2024 included gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, decreased $6.2 million, or 1.7%, to $366.9 million for the three months ended March 31, 2024, compared to $373.1 million for the three months ended March 31, 2023. This decrease was primarily attributable to lower Trading income, net in the Market Making segment due to one fewer trading day during the three months ended March 31, 2024 compared to the same period in 2023, as noted above. Average daily Adjusted Net Trading Income remained consistent at $6.0 million for the three months ended March 31, 2024 and 2023. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $17.4 million, or 3.6%, to $503.0 million for the three months ended March 31, 2024, compared to $485.6 million for the three months ended March 31, 2023. The increase in operating expenses is primarily due to an increase in Interest and dividends expense, partially offset by a decline in Brokerage, exchange, clearance fees and payments for order flow, net, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $5.7 million, or 3.9%, to $139.8 million for the three months ended March 31, 2024, compared to $145.5 million for the three months ended March 31, 2023. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $1.4 million, or 2.5%, to $58.2 million for the three months ended March 31, 2024, compared to $56.8 million for the three months ended March 31, 2023. This increase was primarily due to increased connectivity spending on subscription and microwave communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes decreased $2.6 million, or 2.5% to $100.8 million for the three months ended March 31, 2024, compared to $103.4 million for the three months ended March 31, 2023. The decrease in compensation levels was primarily attributable to a decrease in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $10.2 million and $8.4 million for the three months ended March 31, 2024, and 2023, respectively.

Interest and dividends expense. Interest and dividends expense increased $28.4 million or 29.1% to $126.0 million for the three months ended March 31, 2024, compared to $97.6 million for the three months ended March 31, 2023. This increase was primarily attributable to increased usage of broker-dealer credit facilities, as well as higher interest expense incurred on cash collateral received as part of securities lending transactions and higher financing costs with respect to trading assets driven by higher interest rates, and higher dividends expense with respect to securities sold, not yet purchased. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $2.0 million or 8.2% to $22.3 million for the three months ended March 31, 2024, compared to $24.3 million for the three months ended March 31, 2023. This decrease was primarily driven by a decrease in recruiting expenses and favorable foreign exchange rate movements.

Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 5.2% to $16.1 million for the three months ended March 31, 2024, compared to $15.3 million for the three months ended March 31, 2023. The increase is driven primarily by increased depreciation on equipment and amortization of capitalized software compared to the same period in 2023.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $1.3 million, or 8.1%, to $14.7 million for the three months ended March 31, 2024, compared to $16.0 million for the three months ended March 31, 2023. This decrease was due to certain intangible assets being fully amortized during 2023.

Termination of office leases. Termination of office leases was insignificant for the three months ended March 31, 2024 and March 31, 2023. These expenses are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased to $1.7 million for the three months ended March 31, 2024, compared to $2.2 million for the three months ended March 31, 2023. The decrease was primarily driven by lower commitment fees as a result of increased usage of broker-dealer credit facilities during the three months ended March 31, 2024. Refer to Note 8 “Borrowings” in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our borrowing arrangements.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended March 31, 2024, and March 31, 2023. These expenses are primarily incurred in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings decreased $1.1 million or 4.5% to $23.2 million for the three months ended March 31, 2024, compared to $24.3 million for the three months ended March 31, 2023.The decrease was attributable to the decrease in outstanding principal as a result of the voluntary prepayment in December 2023 and the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023. The decrease is partially offset by the effect of higher interest rates applied on our outstanding principal.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $28.5 million and 20.4% for the three months ended March 31, 2024, compared to $24.7 million and 18.3% for the three months ended March 31, 2023.

Liquidity and Capital Resources

General

As of March 31, 2024, we had $399.6 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2024, we had borrowings under our prime brokerage credit facilities of approximately $170.7 million, borrowings under our broker dealer facilities of $140.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,750.1 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned U.S. broker-dealer subsidiary, as discussed in Note 8 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 4 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.1 million to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made our first payment of $7.0 million in February 2017, and subsequent payments of $12.4 million in September 2018, $13.3 million in March 2020, $16.5 million in April 2021, $21.3 million in March 2022, $23.3 million in April 2023, and $20.2 million in March 2024. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 8 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2024, there was an outstanding principal balance on our broker-dealer facilities of $140.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $170.7 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Under the Credit Agreement, the term loans will mature on January 13, 2029. The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans. The revolving commitments will terminate on January 13, 2025. As of March 31, 2024, $1,727.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2024.

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

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(395,414)	$(148,382)
Investing activities	(27,476)	(35,783)
Financing activities	362	(46,544)
Effect of exchange rate changes on cash and cash equivalents	(3,526)	1,648
Net increase (decrease) in cash and cash equivalents	$(426,054)	$(229,061)

Operating Activities

Net cash used in operating activities was $395.4 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $148.4 million for the three months ended March 31, 2023. The change in net cash used in operating activities was primarily attributable to decreases in noncash adjustments for the three months ended March 31, 2024 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $27.5 million for the three months ended March 31, 2024, compared with net cash used in investing activities of $35.8 million for the three months ended March 31, 2023. The change in net cash used in investing activities was primarily attributable to decreases in acquisition of property and equipment in the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2024, compared to Net cash used in financing activities of $46.5 million for the three months ended March 31, 2023. The cash provided by financing activities for the three months ended March 31, 2024 was primarily attributable to $140.0 million of net proceeds from short-term borrowings, offset by $67.6 million in dividends to stockholders and distributions made to noncontrolling interests and $51.8 million in purchases of treasury stock. The cash used in financing activities of $46.5 million during the same period of 2023 primarily reflects $52.0 million net dividends to stockholders and distributions to noncontrolling interests, and $93.2 million purchase of treasury stock, partially offset by net proceeds of $121.1 million from short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2024, the Company repurchased approximately 45.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,145.4 million. As of March 31, 2024, the Company has approximately of $74.6 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Condensed Consolidated Financial Statements See Note 9 “Financial Assets and Liabilities” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $5.4 million and $4.1 million of amortization expense for the three months ended March 31, 2024 and 2023, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2024 and December 31, 2023 was $6.4 billion and $7.4 billion, respectively, in long positions and $5.7 billion and $6.1 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 18.8% and 15.8% of our total revenues for the three months ended March 31, 2024 and 2023, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $12.1 million and $9.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 14 “Commitments, Contingencies and Guarantees” to the Company’s Condensed Consolidated Financial Statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2023 Form 10-K.

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

Total share repurchases for the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024
Class A Common Stock / Virtu Financial Units repurchases	938,440	$18.99	819,942	$94,573,180

February 1, 2024 - February 29, 2024
Class A Common Stock / Virtu Financial Units repurchases	1,543,047	$16.78	720,636	82,524,992

March 1, 2024 - March 31, 2024
Class A Common Stock / Virtu Financial Units repurchases	423,856	$19.11	418,498	74,525,902
Total Common Stock / Virtu Financial Unit repurchases	2,905,343	$17.83	1,959,076	$74,525,902
(1) Includes the repurchase of 946,267 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2024

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. Additionally, on November 3, 2021 the Company's Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2024, the Company repurchased approximately 45.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,145.4 million. As of March 31, 2024, the Company has approximately $74.6 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed the Company of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*†	Virtu Financial Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement.
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

Virtu Financial, Inc.

DATE:	April 26, 2024	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	April 26, 2024	By:	/s/ Sean P. Galvin
Sean P. Galvin
Chief Financial Officer