Form 10-Q
period 2024-09-30
Virtu Financial, Inc.
filed 2024-10-28
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of October 21, 2024
Class A common stock, par value $0.00001 per share	85,953,825
Class C common stock, par value $0.00001 per share	8,575,052
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$701,405	$820,436
Cash restricted or segregated under regulations and other	36,823	35,024
Securities borrowed	2,301,690	1,722,440
Securities purchased under agreements to resell	708,773	1,512,114
Receivables from broker-dealers and clearing organizations ($41,837 and $— at fair value, as of September 30, 2024 and December 31, 2023, respectively)	1,194,193	737,724
Trading assets, at fair value:
Financial instruments owned	5,195,334	6,127,752
Financial instruments owned and pledged	1,990,693	1,230,859
Receivables from customers	169,565	106,245
Property, equipment and capitalized software (net of accumulated depreciation of $369,697 and $367,779 as of September 30, 2024 and December 31, 2023, respectively)	93,899	100,365
Operating lease right-of-use assets	190,261	229,499
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $416,677 and $381,973 as of September 30, 2024 and December 31, 2023, respectively)	214,971	257,520
Deferred tax assets	122,399	133,760
Assets of business held for sale	4,637	—
Other assets ($105,162 and $84,521, at fair value, as of September 30, 2024 and December 31, 2023, respectively)	327,137	303,720
Total assets	$14,400,706	$14,466,384

Liabilities and equity
Liabilities
Short-term borrowings	$128,761	$—
Securities loaned	2,109,164	1,329,446
Securities sold under agreements to repurchase	1,045,811	1,795,994
Payables to broker-dealers and clearing organizations ($88,318 and $7,661, at fair value, as of September 30, 2024 and December 31, 2023, respectively)	619,640	1,167,712
Payables to customers	97,774	23,229
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	6,335,171	6,071,352
Tax receivable agreement obligations	196,254	216,480
Accounts payable, accrued expenses and other liabilities	469,796	451,293
Operating lease liabilities	236,253	278,317
Long-term borrowings	1,741,543	1,727,205
Liabilities of business held for sale	1,184	—
Total liabilities	12,981,351	13,061,028

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 137,223,462 and 134,901,037 shares, Outstanding — 86,392,168 and 89,092,686 shares at September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2024 and December 31, 2023, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,575,052 and 8,607,998 shares at September 30, 2024 and December 31, 2023, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2024 and December 31, 2023, respectively	1	1
Treasury stock, at cost, 50,831,294 and 45,808,351 shares at September 30, 2024 and December 31, 2023, respectively	(1,282,210)	(1,166,299)
Additional paid-in capital	1,415,956	1,351,574
Retained earnings (accumulated deficit)	1,097,693	1,000,403

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Accumulated other comprehensive income (loss)	964	17,047
Total Virtu Financial Inc. stockholders' equity	1,232,405	1,202,727
Noncontrolling interest	186,950	202,629
Total equity	1,419,355	1,405,356

Total liabilities and equity	$14,400,706	$14,466,384
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Trading income, net	$443,997	$316,085	$1,278,487	$1,034,764
Interest and dividends income	125,229	127,693	338,287	307,916
Commissions, net and technology services	131,621	110,276	376,333	341,223
Other, net	5,993	76,110	49,557	73,493
Total revenue	706,840	630,164	2,042,664	1,757,396

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	176,745	123,245	467,331	391,238
Communication and data processing	59,601	57,066	177,110	170,837
Employee compensation and payroll taxes	107,646	97,221	314,185	296,214
Interest and dividends expense	136,070	132,802	385,791	342,896
Operations and administrative	24,939	22,416	69,346	72,204
Depreciation and amortization	16,486	15,815	48,640	47,076
Amortization of purchased intangibles and acquired capitalized software	11,848	15,967	38,688	48,007
Termination of office leases	17	364	50	314
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,767	1,796	27,740	5,744
Transaction advisory fees and expenses	69	6	264	30
Financing interest expense on long-term borrowings	24,492	25,361	71,154	74,499
Total operating expenses	559,680	492,059	1,600,299	1,449,059
Income before income taxes and noncontrolling interest	147,160	138,105	442,365	308,337
Provision for income taxes	28,137	20,512	83,917	51,117
Net income	119,023	117,593	358,448	257,220
Noncontrolling interest	(59,071)	(55,678)	(176,093)	(120,722)

Net income available for common stockholders	$59,952	$61,915	$182,355	$136,498

Earnings per share
Basic	$0.65	$0.63	$1.95	$1.36
Diluted	$0.64	$0.63	$1.95	$1.36

Weighted average common shares outstanding
Basic	87,152,658	93,408,537	88,093,082	95,376,590
Diluted	87,536,847	93,408,537	88,340,592	95,376,590

Net income	$119,023	$117,593	$358,448	$257,220
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	6,835	(4,005)	3,745	170
Net change in unrealized cash flow hedges gain (loss), net of taxes	(19,568)	(7,646)	(30,931)	(12,612)
Comprehensive income	106,290	105,942	331,262	244,778
Less: Comprehensive income attributable to noncontrolling interest	(54,083)	(50,832)	(164,990)	(115,557)
Comprehensive income attributable to common stockholders	$52,207	$55,110	$166,272	$129,221

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2024 and 2023

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,596,226	—	—	—	—	—	—	—	28,883	—	—	28,883	—	28,883
Treasury stock purchases	(946,267)	—	—	—	—	—	(1,959,076)	(35,889)	—	(16,013)	—	(51,902)	—	(51,902)
Net income	—	—	—	—	—	—	—	—	—	55,817	—	55,817	55,491	111,308
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,037)	(2,037)	(1,489)	(3,526)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	894	894	653	1,547
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,660)	—	(22,660)	(44,929)	(67,589)
Balance at March 31, 2024	136,550,996	$1	8,607,998	$—	60,091,740	$1	(47,767,427)	$(1,202,188)	$1,380,457	$1,017,547	$15,904	$1,211,722	$212,355	$1,424,077
Share based compensation	20,000	—	—	—	—	—	—	—	13,076	—	—	13,076	—	13,076
Treasury stock purchases	(8,665)	—	—	—	—	—	(1,384,593)	(31,244)	—	(191)	—	(31,435)	—	(31,435)
Stock options exercised	29,375	—	—	—	—	—	—	—	558		—	558	—	558
Net income	—	—	—	—	—	—	—	—	—	66,586	—	66,586	61,531	128,117
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	221	221	215	436
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,416)	(7,416)	(5,494)	(12,910)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,368)	—	(22,368)	(70,727)	(93,095)
Balance at June 30, 2024	136,591,706	$1	8,607,998	$—	60,091,740	$1	(49,152,020)	$(1,233,432)	$1,394,091	$1,061,574	$8,709	$1,230,944	$197,880	$1,428,824
Share based compensation	204,193	—	—	—	—	—	—	—	13,297	$—	—	13,297	—	13,297
Repurchase of Class C common stock		—	(1,849)	—	—	—	—	—	(52)	$—	—	(52)	—	(52)
Treasury stock purchases	(57,204)	—	—	—	—	—	(1,679,274)	(48,778)	—	(1,641)	—	(50,419)	—	(50,419)
Stock options exercised	453,670	—	—	—	—	—	—	—	8,620	—	—	8,620	—	8,620
Net income	—	—	—	—	—	—	—	—	—	59,952	—	59,952	59,071	119,023
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,455	3,455	3,380	6,835
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(11,200)	(11,200)	(8,368)	(19,568)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,192)	—	(22,192)	(65,013)	(87,205)
Issuance of common stock in connection with employee exchanges	31,097	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(31,097)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	137,223,462	$1	8,575,052	$—	60,091,740	$1	(50,831,294)	$(1,282,210)	$1,415,956	$1,097,693	$964	$1,232,405	$186,950	$1,419,355

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2024 and 2023

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,393,550	—	—	—	—	—	—	—	31,030	—	—	31,030	—	31,030
Repurchase of Class C common stock		—	(21,498)	—	—	—	—	—	(424)	—	—	(424)	—	(424)
Treasury stock purchases	(902,947)	—	—	—	—	—	(3,932,499)	(75,568)	—	(17,650)	—	(93,218)	—	(93,218)
Net income	—	—	—	—	—	—	—	—	—	57,881	—	57,881	52,202	110,083
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	980	980	668	1,648
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,834)	(7,834)	(5,334)	(13,168)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(24,696)	—	(24,696)	(27,308)	(52,004)
Issuance of common stock in connection with employee exchanges	152,037	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(152,037)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	134,714,394	$1	8,856,531	$—	60,091,740	$1	(38,454,789)	$(1,030,205)	$1,323,219	$987,852	$24,750	$1,305,618	$329,756	$1,635,374
Share based compensation	20,000	—	—	—	—	—	—	—	12,050	—	—	12,050	—	12,050
Treasury stock purchases	(9,147)	—	—	—	—	—	(2,265,811)	(41,579)	—	(165)	—	(41,744)	—	(41,744)
Net income	—	—	—	—	—	—	—	—	—	16,702	—	16,702	12,842	29,544
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	1,503	1,503	1,024	2,527
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	4,879	4,879	3,323	8,202
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,908)	—	(23,908)	(69,744)	(93,652)
Balance at June 30, 2023	134,725,247	$1	8,856,531	$—	60,091,740	$1	(40,720,600)	$(1,071,784)	$1,335,269	$980,481	$31,132	$1,275,100	$277,201	$1,552,301
Share based compensation	144,783	—	—	—	—	—	—	—	11,634	—	—	11,634	—	11,634
Repurchase of Class C common stock	—	—	(214,176)	—	—	—	—	—	(3,596)	—	—	(3,596)	—	(3,596)
Treasury stock purchases	(38,409)	—	—	—	—	—	(2,689,932)	(48,717)	—	(703)	—	(49,420)	—	(49,420)
Net income	—	—	—	—	—	—	—	—	—	61,915	—	61,915	55,678	117,593
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,339)	(2,339)	(1,666)	(4,005)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(4,466)	(4,466)	(3,180)	(7,646)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,492)	—	(23,492)	(82,719)	(106,211)
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	34,357	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	(34,357)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2023	134,865,978	$1	8,607,998	$—	60,091,740	$1	(43,410,532)	$(1,120,501)	$1,343,307	$1,018,201	$24,327	$1,265,336	$245,314	$1,510,650

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$358,448	$257,220

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,640	47,076
Amortization of purchased intangibles and acquired capitalized software	38,688	48,007
Debt issue cost related to debt refinancing and prepayment	22,563	306
Amortization of debt issuance costs and deferred financing fees	5,203	5,260
Termination of office leases	50	314
Share-based compensation	50,941	47,108
Deferred taxes	16,590	16,566
Other	(41,574)	1,794
Changes in operating assets and liabilities:
Securities borrowed	(579,250)	(336,503)
Securities purchased under agreements to resell	803,341	(2,790,073)
Receivables from broker-dealers and clearing organizations	(456,607)	(596,916)
Trading assets, at fair value	172,584	(3,656,973)
Receivables from customers	(63,320)	(67,615)
Operating lease right-of-use assets	39,238	25,631
Other assets	(12,968)	13,795
Securities loaned	779,718	399,548
Securities sold under agreements to repurchase	(750,183)	2,749,399
Payables to broker-dealers and clearing organizations	(547,821)	266,621
Payables to customers	74,545	27,849
Trading liabilities, at fair value	263,819	3,744,498
Operating lease liabilities	(42,064)	(27,953)
Accounts payable, accrued expenses and other liabilities	26,928	(31,268)
Net cash provided by operating activities	207,509	143,691

Cash flows from investing activities
Development of capitalized software	(34,507)	(31,961)
Acquisition of property and equipment	(12,608)	(24,292)
Other investing activities	(8,544)	(14,210)
Net cash used in investing activities	(55,659)	(70,463)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(247,889)	(251,867)
Purchase of treasury stock	(132,942)	(184,382)
Stock options exercised	9,178	—
Short-term borrowings, net	129,574	96,056
Proceeds from long-term borrowings	1,741,888	—
Repayment of long-term borrowings	(1,727,000)	(18,000)
Proceeds from interest rate swaps	1,955	—
Payment of tax receivable agreement obligations	(20,226)	(23,275)
Debt issuance costs	(27,365)	(3,817)
Net cash used in financing activities	(272,827)	(385,285)

Effect of exchange rate changes on cash and cash equivalents	3,745	170

Net decrease in cash and cash equivalents	(117,232)	(311,887)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	855,460	1,038,242
Cash, cash equivalents, and restricted or segregated cash, end of period	$738,228	$726,355

Supplementary disclosure of cash flow information
Cash paid for interest	$426,757	$370,761

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for taxes	32,576	33,595

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	14,931	14,665

Non-cash financing activities
Repurchase of Class C common stock	(52)	(4,020)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2024, VFI owned approximately 57.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 25,000 financial instruments, on over 250 venues, in 40 countries worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, Exchange-Traded Funds (“ETFs”), options, foreign exchange, futures, fixed income, cryptocurrencies, and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

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

On April 19, 2024, the Company entered into a Unit Purchase Agreement with MarketAxess Holdings Inc. (“MarketAxess”) to sell a 49% interest in the multi-asset request-for-quote communication platform joint venture (“JV”), RFQ-hub Holdings LLC. See Note 3 “Business Held for Sale” for further details.

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

Accounting Pronouncements Recently Adopted

Fair Value Measurement - In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820). The ASU clarifies the impact of contractual sale restrictions on the fair value of an equity security. Additionally, this ASU requires disclosure of the nature and remaining duration of the sale restriction. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Condensed Consolidated Financial Statements.

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

Accounting Pronouncements Not Yet Adopted as of September 30, 2024

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

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires disclosure of additional information on effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Compensation—Stock Compensation - In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718). This ASU clarifies ASC 718 scope application for profits interest or similar awards through illustrative examples. This ASU is effective for periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU, but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Codification Improvements - In March 2024, the FASB issued ASU 2024-02, Codification Improvements. This ASU aims to improve and simplify the language and structure of the Codification by removing references to Concepts Statements. This amendment is effective for periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU, but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

3. Business Held for Sale

On April 19, 2024, the Company entered into a Unit Purchase Agreement with MarketAxess Holdings Inc. (“MarketAxess”) pursuant to which the Company has agreed to sell a 49% interest in the multi-asset request-for-quote communication platform JV, RFQ-hub Holdings LLC (“RFQ-hub Holdings,” or collectively with its wholly owned or controlled subsidiaries, “RFQ-hub”, which includes RFQ-hub Americas LLC, or “RAL”). The sale is anticipated to close in the fourth quarter of 2024 but remains subject to various closing conditions including the receipt of certain regulatory approvals. Upon the closing of the sale, the Company will retain a minority stake in RFQ-hub.

A summary of the assets and liabilities of business held for sale is summarized as follows:

(in thousands)
Business assets and liabilities held for sale as of September 30, 2024:
Receivables from broker-dealers and clearing organizations	$138
Property, equipment and capitalized software (net)	919
Intangibles (net)	3,486
Other assets	94
Liabilities	$(1,184)
Total carrying value of RFQ-hub as of September 30, 2024:	$3,453

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income before income taxes and noncontrolling interest	$147,160	$138,105	$442,365	$308,337
Provision for income taxes	28,137	20,512	83,917	51,117
Net income	119,023	117,593	358,448	257,220

Noncontrolling interest	(59,071)	(55,678)	(176,093)	(120,722)

Net income available for common stockholders	$59,952	$61,915	$182,355	$136,498

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2024	2023	2024	2023
Basic earnings per share:
Net income available for common stockholders	$59,952	$61,915	$182,355	$136,498
Less: Dividends and undistributed earnings allocated to participating securities	(3,542)	(3,111)	(10,375)	(6,964)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	56,410	58,804	171,980	129,534

Weighted average shares of common stock outstanding:
Class A	87,152,658	93,408,537	88,093,082	95,376,590

Basic earnings per share	$0.65	$0.63	$1.95	$1.36

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2024	2023	2024	2023
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$56,410	$58,804	$171,980	$129,534

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	87,152,658	93,408,537	88,093,082	95,376,590
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	384,189	—	247,511	—
	87,536,847	93,408,537	88,340,593	95,376,590

Diluted earnings per share (1)	$0.64	$0.63	$1.95	$1.36

(1) Excluded from the computation of diluted Earnings per share were 68,988 and 34,622 unexercised stock options for the three and nine months ended September 30, 2023, respectively, because inclusion of the options would have been anti-dilutive. There were none excluded for the three and nine months ended September 30, 2024.

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

The Company made payments totaling $114.0 million from February 2017 through September 2024. Tax receivable payments are expected to range from approximately $0.1 million to $22.0 million per year over the next 15 years.

At September 30, 2024 and December 31, 2023, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $119.6 million and $135.7 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $196.3 million and $216.5 million at September 30, 2024 and December 31, 2023, respectively. The amounts recorded as of September 30, 2024 and December 31, 2023 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2024 and December 31, 2023, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2024 and 2023.

The following table presents the details of goodwill by segment as of September 30, 2024 and December 31, 2023:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As described in Note 3 “Business Held for Sale”, the Company reclassified an aggregated net carrying amount of $3.5 million ($7.5 million of gross carrying amount net of $4.0 million accumulated amortization) from Intangible assets to Assets of business held for sale.

As of September 30, 2024 and December 31, 2023, the Company's total amount of intangible assets recorded was $215.0 million and $257.5 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(269,541)	$209,589	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,636)	259	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,125	$—	$1,125	Indefinite
	$631,648	$(416,677)	$214,971

	As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(237,829)	$248,771	10	to	12
Technology	136,000	(133,467)	2,533	1	to	6
Favorable occupancy leases	5,895	(5,177)	718	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	$1,500	$—	$1,500	Indefinite
	$639,493	$(381,973)	$257,520

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $16.0 million for the three months ended September 30, 2024 and 2023, respectively, and $38.7 million and $48.0 million for the nine months ended September 30, 2024 and 2023, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2024	$11,783
2025	47,132
2026	47,132
2027	47,132
2028	47,132
2029	9,466

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Assets
Due from prime brokers	$494,186	$208,639
Deposits with clearing organizations	171,654	182,008
Net equity with futures commission merchants	225,319	166,808
Unsettled trades with clearing organizations	7,517	1,096
Securities failed to deliver	257,304	148,822
Commissions and fees	38,213	30,351
Total receivables from broker-dealers and clearing organizations	$1,194,193	$737,724

Liabilities
Due to prime brokers	$420,591	$780,310
Net equity with futures commission merchants (1)	(13,066)	(36,059)
Unsettled trades with clearing organizations	56,718	313,875
Securities failed to receive	150,255	104,702
Commissions and fees	5,142	4,884
Total payables to broker-dealers and clearing organizations	$619,640	$1,167,712
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $143.9 million and $175.3 million as of September 30, 2024 and December 31, 2023, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2024 and December 31, 2023, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Securities received as collateral:
Securities borrowed	$2,237,060	$1,665,860
Securities purchased under agreements to resell	707,647	1,512,114
	$2,944,707	$3,177,974
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Equities	$1,971,268	$1,222,559
Exchange traded notes	19,425	8,300
	$1,990,693	$1,230,859

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company's short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$110,000	$(813)	$109,187
Short-term bank loans	19,574	—	19,574
	$129,574	$(813)	$128,761

December 31, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$—	$—	$—
	$—	$—	$—

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

Virtu Financial Singapore Pte. Ltd. is a party to a revolving credit facility with a financial institution (the “Overdraft Facility”) to provide a source of short-term financing. The facility has an aggregate borrowing limit of $10 million, and bears interest at the adjusted SOFR or base rate plus 3.5% per annum.

The following summarizes the Company’s broker-dealer credit facilities' carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

	At September 30, 2024
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	6.00%	$400,000	$50,000	$(813)	$49,187
Committed facility (1)	6.25%	650,000	50,000	—	50,000
Overdraft facility	8.35%	10,000	10,000	—	10,000
		$1,060,000	$110,000	$(813)	$109,187
(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 6.25% and 8.00%, respectively. There was no balance outstanding under Borrowing Base B Loan as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Broker-dealer credit facilities:
Uncommitted facility	$988	$1,829	$2,598	$5,377
Committed facility	952	23	2,745	23
Overdraft facility	$146	62	324	272
	$2,086	$1,914	$5,667	$5,672

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2024, there was $19.6 million short-term bank loans associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 5.2%. At December 31, 2023, there was no balance associated with international settlement activities outstanding under these facilities. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

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

	At September 30, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.26%	$633,736	$143,940
		$633,736	$143,940

	At December 31, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.96%	$599,180	$175,256
		$599,180	$175,256

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $2.4 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $7.4 million and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-1 Loan Facility	June 2031	7.60%	$1,245,000	$(2,988)	$(15,835)	$1,226,177
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(9,001)	490,999
SBI bonds	January 2026	5.00%	24,367	—	—	24,367
			$1,769,367	$(2,988)	$(24,836)	$1,741,543

		At December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.46%	$1,727,000	$(3,107)	$(21,504)	$1,702,389
SBI bonds	January 2026	5.00%	24,816	—	—	24,816
			$1,751,816	$(3,107)	$(21,504)	$1,727,205

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

In October 2019, the Company entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, the Company also entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fixed interest payment obligations on $525.0 million and $1,000 million of principal under the Acquisition First Lien Term Loan Facility at rates of 4.3% and 4.4% through September 2024 and January 2025, respectively, based on the interest rates set forth in the Acquisition Credit Agreement. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations, and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement. In January 2022, in order to align the swap agreements with the Credit Agreement, the Company amended each of the swap agreements to align the floating rate term of such swap agreements to SOFR. The effective fixed interest payment obligations remained at 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

In December 2023, the Company terminated the two interest rate swap arrangements and received $55.8 million in proceeds from the counterparty. The Company therefore dedesignated those cash flow hedges under ASC 815, and the amounts in AOCI related to the terminated swaps are amortized through interest expense. The Company simultaneously entered into a two-year $1,525.0 million floating-to-fixed interest rate swap agreement with the same counterparty (the “December 2023 Swap”). The December 2023 Swap met the criteria to be considered and was designated as a qualifying cash flow hedge under

ASC 815 as of December 2023, and it effectively fixed interest payment obligations on $1,525.0 million of principal under the First Lien Term Loan Facility at a rate of 7.5% through November 2025, based on the interest rates set forth in the Credit Agreement.

On June 21, 2024 (the “Amendment Effective Date”), the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the Amended Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “New Term Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Credit Agreement. Additionally, the Amended Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment Effective Date.

The New Term Loans will bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 1.75%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.75%. The New Term Loans will mature on the seventh anniversary of the Amendment Effective Date and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the New Term Loans. The New Term Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

As of September 30, 2024, $1,245.0 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

In connection with its entry into the Amended Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The current interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the New Term Loans at rate of 7.17% through November 2025, based on the interest rates set forth in the Amended Credit Agreement.

Senior Secured First Lien Notes

On June 21, 2024, VFH and Valor Co-Issuer, Inc., a subsidiary of Virtu Financial, (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 7.50% senior secured first lien notes due 2031 (the “Notes”). The Notes were issued under an Indenture, dated as of June 21, 2024 (the “Indenture”), among the VFH, the Co-Issuer, Virtu Financial and the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent. The Notes mature on June 15, 2031. Interest on the Notes accrues at 7.50% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2024. We refer to VFH and the Co-Issuer together as, the “Issuers.”

The Notes and the related guarantees are secured by first-priority perfected liens on substantially all of the Issuers’ and guarantors’ existing and future assets, subject to certain exceptions, including all material personal property, a pledge of the capital stock of the Issuers, the guarantors (other than Virtu Financial) and the direct subsidiaries of the Issuers and the guarantors and 100% of the non-voting capital stock and up to 65.0% of the voting capital stock of any now-owned or later acquired foreign subsidiaries that are directly owned by the Issuers or any of the guarantors, which assets also secure obligations under the Amended and Restated Credit Agreement on a first-priority basis.

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

Prior to June 15, 2027, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the date of redemption, plus an applicable “make whole” premium.

Prior to June 15, 2027, we may also redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of redemption with the net cash proceeds from certain equity offerings.

Prior to June 15, 2027, we may also, on one or more occasions, redeem during each successive twelve-month period following June 21, 2024 up to 10% of the aggregate original principal amount of notes, at a redemption price equal to 103% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

On or after June 15, 2027, we may redeem some or all of the Notes, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Period	Percentage
2027	103.750%
2028	101.875%
2029 and thereafter	100.000%

Upon the occurrence of specified change of control events as defined in the Indenture, we must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($24.4 million) as of September 30, 2024 and ¥3.5 billion ($24.8 million) as of December 31, 2023. The Company had a loss of $2.6 million and a gain of $0.8 million during the three months ended September 30, 2024 and 2023, respectively, and a gain of $0.4 million and a gain of $3.3 million during the nine months ended September 30, 2024 and 2023, respectively, due to changes in foreign currency rates.

As of September 30, 2024, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)	September 30, 2024
Remainder of 2024	$—
2025	12,450
2026	36,817
2027	12,450
2028	12,450
2029	12,450
Thereafter	1,682,750
Total principal of long-term borrowings	$1,769,367

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2024:

	September 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$695,906	$2,442,153	$—	$—	$3,138,059
U.S. and Non-U.S. government obligations	280,885	592,073	—	—	872,958
Corporate Bonds	—	1,149,762	—	—	1,149,762
Exchange traded notes	283	28,612	—	—	28,895
Currency forwards	—	274,749	—	(272,359)	2,390
Options	3,270	—	—	—	3,270
	$980,344	$4,487,349	$—	$(272,359)	$5,195,334

Financial instruments owned, pledged as collateral:
Equity securities	$1,391,264	$580,004	$—	$—	$1,971,268
Exchange traded notes	—	19,425	—	—	19,425
	$1,391,264	$599,429	$—	$—	$1,990,693

Other Assets
Equity investment	$—	$—	$87,598	$—	$87,598
Digital assets	14,591		—	—	14,591
Exchange stock	2,973	—	—	—	2,973
	$17,564	$—	$87,598	$—	$105,162

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets		41,837			41,837
	$—	$41,837	$—	$—	$41,837

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,122,768	$1,787,219	$—	$—	$3,909,987
U.S. and Non-U.S. government obligations	167,010	942,321	—	—	1,109,331
Corporate Bonds	—	1,280,241	—	—	1,280,241
Exchange traded notes	1,345	30,518	—	—	31,863
Currency forwards	—	312,940	—	(312,940)	—
Options	3,749	—	—	—	3,749
	$2,294,872	$4,353,239	$—	$(312,940)	$6,335,171

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$7,410	$—	$—	$7,410
Payables linked to digital assets	—	80,908	—	—	80,908
	$—	$88,318	$—	$—	$88,318

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2023:

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$710,699	$1,844,106	$—	$—	$2,554,805
U.S. and Non-U.S. government obligations	521,542	1,775,177	—	—	2,296,719
Corporate Bonds	—	1,232,097	—	—	1,232,097
Exchange traded notes	10	18,055	—	—	18,065
Currency forwards	—	377,279	—	(354,698)	22,581
Options	3,485	—	—	—	3,485
	$1,235,736	$5,246,714	$—	$(354,698)	$6,127,752
Financial instruments owned, pledged as collateral:
Equity securities	$871,237	$351,322	$—	$—	$1,222,559
Exchange traded notes	3	8,297	—	—	8,300
	$871,240	$359,619	$—	$—	$1,230,859
Other Assets
Equity investment	$—	$—	$81,805	$—	$81,805
Exchange stock	2,716	—	—	—	2,716
	$2,716	$—	$81,805	$—	$84,521

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,447,726	$1,165,091	$—	$—	$2,612,817
U.S. and Non-U.S. government obligations	181,393	1,891,556	—	—	2,072,949
Corporate Bonds	—	1,358,522	—	—	1,358,522
Exchange traded notes	—	21,104	—	—	21,104
Currency forwards	—	339,085		(336,311)	2,774
Options	3,186	—			3,186
	$1,632,305	$4,775,358	$—	$(336,311)	$6,071,352

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$7,661	$—	$—	$7,661
	$—	$7,661	$—	$—	$7,661

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	September 30, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$87,598	Discounted cash flow	Estimated revenue growth	5.0% - 6.4%	5.3%
			Discount rate	15.8% - 15.8%	15.8%
		Market	Future enterprise value/ EBIDTA ratio	6.9x - 16.7x	13.8x

	December 31, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,805	Discounted cash flow	Estimated revenue growth	5.0% - 6.8%	5.8%
			Discount rate	15.6% - 15.6%	15.6%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 17.8x	12.9x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2024
(in thousands)	Balance at June 30, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2024
Assets
Other assets:
Equity investment	$79,031	$—	$8,567	$—	$—	$87,598	$8,567
Other	—		—	—		—	—
Total	$79,031	$—	$8,567	$—	$—	$87,598	$8,567
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Three Months Ended September 30, 2023
(in thousands)	Balance at June 30, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2023	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2023
Assets
Other assets:
Equity investment	$71,059	$—	$1,340	$—	$—	$72,399	$1,340
Other	—	—	—	—	—	—	—
Total	$71,059	$—	$1,340	$—	$—	$72,399	$1,340
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Nine Months Ended September 30, 2024
(in thousands)	Balance at December 31, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2024
Assets
Other assets:
Equity investment	$81,805	$—	$5,793	$—	$—	$87,598	$5,793
Total	$81,805	$—	$5,793	$—	$—	$87,598	$5,793
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2024:

	September 30, 2024
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$701,405	$701,405	$701,405	$—	$—
Cash restricted or segregated under regulations and other	36,823	36,823	36,823	—	—
Securities borrowed	2,301,690	2,301,690	—	2,301,690	—
Securities purchased under agreements to resell	708,773	708,773	—	708,773	—
Receivables from broker-dealers and clearing organizations	1,152,356	1,152,356	—	1,152,356	—
Receivables from customers	169,565	169,565	—	169,565	—
Other assets (1)	32,114	32,114	10,273	21,841	—
Total Assets	$5,102,726	$5,102,726	$748,501	$4,354,225	$—

Liabilities
Short-term borrowings	$128,761	$129,574	$—	$129,574	$—
Long-term borrowings	1,741,543	1,797,607	—	1,797,607	—
Securities loaned	2,109,164	2,109,164	—	2,109,164	—
Securities sold under agreements to repurchase	1,045,811	1,045,811	—	1,045,811	—
Payables to broker-dealers and clearing organizations	531,322	531,322	—	531,322	—
Payables to customers	97,774	97,774	—	97,774	—
Other liabilities (2)	34,679	34,679	—	34,679	—
Total Liabilities	$5,689,054	$5,745,931	$—	$5,745,931	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,301,690	$—	$2,301,690	$(2,237,060)	$(27,995)	$36,635
Securities purchased under agreements to resell	708,773	—	708,773	(707,647)		1,126
Receivables from broker-dealers and clearing organizations:
Trading assets, at fair value:
Currency forwards	274,749	(272,359)	2,390	—	—	2,390
Options	3,270	—	3,270	—	(3,270)	—
Total	$3,288,482	$(272,359)	$3,016,123	$(2,944,707)	$(31,265)	$40,151

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,109,164	$—	$2,109,164	$(2,075,751)	$(27,995)	$5,418
Securities sold under agreements to repurchase	1,045,811	—	1,045,811	(1,044,546)		1,265
Payable to broker-dealers and clearing organizations:
Interest rate swaps	7,410	—	7,410	—	—	7,410
Trading liabilities, at fair value:
Currency forwards	312,940	(312,940)	—	—	—	—
Options	3,749	—	3,749	—	(3,682)	67
Total	$3,479,074	$(312,940)	$3,166,134	$(3,120,297)	$(31,677)	$14,160

	December 31, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,722,440	$—	$1,722,440	$(1,665,860)	$(27,538)	$29,042
Securities purchased under agreements to resell	1,512,114	—	1,512,114	(1,512,114)		—
Trading assets, at fair value:
Currency forwards	377,279	(354,698)	22,581	—	—	22,581
Options	3,485	—	3,485	—	(2,914)	571
Total	$3,615,318	$(354,698)	$3,260,620	$(3,177,974)	$(30,452)	$52,194

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,329,446	$—	$1,329,446	$(1,291,376)	$(31,509)	$6,561
Securities sold under agreements to repurchase	1,795,994	—	1,795,994	(1,795,994)		—
Payables to broker-dealers and clearing organizations:
Interest rate swaps	7,661	—	7,661	—	—	7,661
Trading liabilities, at fair value:
Currency forwards	339,085	(336,311)	2,774	—	—	2,774
Options	3,186	—	3,186	—	(2,914)	272
Total	$3,475,372	$(336,311)	$3,139,061	$(3,087,370)	$(34,423)	$17,268
The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$50,000	$90,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	645,811	—	—	—	—	645,811
Total	$695,811	$90,000	$185,000	$75,000	$—	$1,045,811

Securities loaned:
Equity securities	$2,109,164	$—	$—	$—	$—	$2,109,164
Total	$2,109,164	$—	$—	$—	$—	$2,109,164

	December 31, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	1,395,994	—	—	—	—	1,395,994
Total	$1,395,994	$140,000	$185,000	$75,000	$—	$1,795,994

Securities loaned:
Equity securities	1,329,446	—	—	—	—	1,329,446
Total	$1,329,446	$—	$—	$—	$—	$1,329,446

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2024 and December 31, 2023:

(in thousands)		September 30, 2024		December 31, 2023
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$9,513	$2,298,325	$(741)	$1,944,872
Commodity futures	Receivables from broker-dealers and clearing organizations	5,640	6,103,880	(7,017)	6,489,328
Currency futures	Receivables from broker-dealers and clearing organizations	659	2,648,074	707	6,964,937
Fixed income futures	Receivables from broker-dealers and clearing organizations	107	115,878	1	5,989
Options	Financial instruments owned	3,270	969,057	3,485	1,167,643
Currency forwards	Financial instruments owned	274,749	36,748,890	377,279	33,579,641

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(1,420)	$707,069	$(558)	$501,978
Commodity futures	Payables to broker-dealers and clearing organizations	(1,419)	70,979	(4)	25,462
Currency futures	Payables to broker-dealers and clearing organizations	(520)	310,660	12,031	1,518,087
Fixed income futures	Payables to broker-dealers and clearing organizations	(81)	25,069	165	82,044
Options	Financial instruments sold, not yet purchased	3,749	984,618	3,186	1,173,351
Currency forwards	Financial instruments sold, not yet purchased	312,940	36,767,985	339,085	33,560,544

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	7,410	1,075,000	7,661	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2024	2023	2024	2023
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$170,492	$84,911	$198,194	$204,928
Currency forwards	Trading income, net	(145,529)	(45,165)	(144,070)	(91,352)
Options	Trading income, net	8,894	5,737	42,212	6,882
Interest rate swap on term loan (1)	Other, net	—	(474)	5,686	(1,406)
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	(9,841)	—	(32,923)	—
		$24,016	$45,009	$69,099	$119,052

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$(12,918)	$(8,859)	$607	$(14,738)
		$(12,918)	$(8,859)	$607	$(14,738)
(1) The Company entered into a two-year $1,525 million floating-to-fixed interest rate agreement in December 2023 (the “December 2023 Swap”). The two-year interest rate swap met the criteria to be considered as a qualifying cash flow hedge under ASC 815 as of December 2023, and the mark-to-market gains (losses) on the instrument was deferred within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income. In June 2024, the Company partially terminated and dedesignated a portion of our ongoing December 2023 Swap to an updated notional of $1,075 million, and recorded a gain of $5.7 million in Other, net. See Note 9 “Borrowings” for further details.
(2) The Company records the amortization of AOCI balances related to its previously terminated interest rate swaps in Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. See Note 9 “Borrowings” for further details on the terminated swaps.

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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2024, the Company held a noncontrolling interest of 50.0% in the JV.

The Company previously held a noncontrolling interest of 12.5% in another JV that also builds and maintains communication networks and related assets and followed a similar fee arrangement. As of September 1, 2024, the Company had disposed of its interest in this JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2024, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of September 30, 2024, the Company held approximately a 13.5% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of September 30, 2024, the Company held approximately a 6.9% noncontrolling interest in this JV.

The Company's JVs noted above meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in the JVs under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the telecommunication JVs within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition as applicable. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at September 30, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,772	$—	$66,772	$315,845

The following table presents the Company’s nonconsolidated VIEs at December 31, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$59,713	$—	$59,713	$273,905

The Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform in 2022. As of September 30, 2024, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

On April 19, 2024, the Company entered into an agreement to sell a 49% interest in the multi-asset request-for-quote communication platform JV. The sale is subject to various closing conditions including the receipt of certain regulatory approvals. Upon the closing of the sale, the Company will retain a minority stake in the JV. See Note 3 “Business Held for Sale” for further details.

13. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 12 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2023 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$12,721	$85,126	$—	$97,847
Workflow technology	—	24,145	—	24,145
Analytics	—	9,629	—	9,629
Total revenue from contracts with customers	12,721	118,900	—	131,621

Other sources of revenue	563,939	6,827	4,453	575,219

Total revenues	$576,660	$125,727	$4,453	$706,840

Timing of revenue recognition:
Services transferred at a point in time	$576,660	$107,457	$4,453	$688,570
Services transferred over time	—	18,270	—	18,270
Total revenues	$576,660	$125,727	$4,453	$706,840

	Three Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$6,343	$73,121	$—	$79,464
Workflow technology	—	21,526	—	21,526
Analytics	—	9,286	—	9,286
Total revenue from contracts with customers	6,343	103,933	—	110,276

Other sources of revenue	511,008	8,520	360	519,888

Total revenues	$517,351	$112,453	$360	$630,164

Timing of revenue recognition:
Services transferred at a point in time	$517,351	$94,152	$360	$611,863
Services transferred over time	—	18,301	—	18,301
Total revenues	$517,351	$112,453	$360	$630,164

	Nine Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$29,203	$245,972	$—	$275,175
Workflow technology	—	72,257	—	72,257
Analytics	—	28,901	—	28,901
Total revenue from contracts with customers	29,203	347,130	—	376,333

Other sources of revenue	1,638,247	23,445	4,639	1,666,331

Total revenues	$1,667,450	$370,575	$4,639	$2,042,664

Timing of revenue recognition:
Services transferred at a point in time	$1,667,450	$316,790	$4,639	$1,988,879
Services transferred over time	—	53,785	—	53,785
Total revenues	$1,667,450	$370,575	$4,639	$2,042,664

	Nine Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$22,677	$220,372	$—	$243,049
Workflow technology	—	69,058	—	69,058
Analytics	—	29,116	—	29,116
Total revenue from contracts with customers	22,677	318,546	—	341,223

Other sources of revenue	1,398,845	21,499	(4,171)	1,416,173

Total revenues	$1,421,522	$340,045	$(4,171)	$1,757,396

Timing of revenue recognition:
Services transferred at a point in time	$1,421,522	$285,570	$(4,171)	$1,702,921
Services transferred over time	—	54,475	—	54,475
Total revenues	$1,421,522	$340,045	$(4,171)	$1,757,396

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2024 and 2023, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $61.9 million and $56.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2024.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.4 million and $8.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company recognized the full amount of revenue during the nine months ended September 30, 2024 and 2023, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations less the rate attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation as partnerships. Accordingly, for the three and nine months ended September 30, 2024 and 2023, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $28.1 million, and 19.1%, and $20.5 million, and 14.9% for the three months ended September 30, 2024 and 2023, respectively, and $83.9 million, and 19.0%, and $51.1 million, and 16.6% for the nine months ended September 30, 2024 and 2023, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023 are current income tax receivables of $34.1 million and $44.3 million, respectively. The balances at September 30, 2024 and December 31, 2023 primarily comprised income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023 are current tax liabilities of $16.3 million and $6.8 million, respectively. The balances at September 30, 2024 and December 31, 2023 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 5 “Tax Receivable Agreements”), the Acquisition of KCG, and the ITG Acquisition, differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2024 and December 31, 2023, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

As a result of the acquisitions of ITG and KCG, the Company has non-U.S. net operating losses at September 30, 2024 and December 31, 2023, of $301.6 million and $304.5 million, respectively, and has recorded related deferred tax assets of $56.4 million and $57.1 million, respectively. A full valuation allowance was recorded against these deferred tax assets at September 30, 2024 and December 31, 2023 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2024 and December 31, 2023 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2024, the Company’s tax years for 2015 through 2023 and 2016 through 2023 were subject to examination by U.S. and non-U.S. tax authorities, respectively. As a result of the ITG Acquisition and the Acquisition of KCG, the Company assumed any ITG and KCG tax exposures. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2023. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $8.2 million of unrecognized tax benefits as of September 30, 2024, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2024.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint, filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company has made substantial productions of documents and other information in response to plaintiff's requests. Though no substantive claim has been brought, the Company believes that any potential allegations of wrongdoing are without merit and intends to defend itself vigorously against any such allegations.

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

On October 7, 2024, the Company and its 50% owned subsidiary, NLN Holdings, LLC, along with several other defendants, were named in a lawsuit brought by Skywave Networks, LLC in the United States District Court for the Northern District of Illinois, Skywave Networks, LLC v. DiSomma, et al., 1:24-cv-09650 (N.D.Ill.). The complaint alleges that defendants engaged in violations of federal law, 18 U.S.C. sec. 1962, in connection with the application for and utilization of various licenses issued by the Federal Communications Commission, purportedly harming plaintiffs’ attempts to offer certain network communications capacity on a commercial basis. The complaint does not specify any amount of alleged damages. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC proposed several rule changes focused on equity market structure reform, certain of which have adopted while others remain pending. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”) which have a compliance date commencing in November 2025, (ii) adopted amendments to Rule 605 of Regulation NMS, which has a compliance date on or about December 15, 2025, (iii).approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing in November but is currently subject to legal challenge, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which is expected to broaden the scope of these registrant categories. The remaining pending proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements, (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases, and the SEC has indicated that additional rule proposals may be forthcoming. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC's authority. The FTC is appealing the ruling and therefore its implementation has not yet been definitively resolved. These pending or potential rule changes, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company's practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$190,261	$229,499
Operating lease liabilities	Operating lease liabilities	236,253	278,317

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	43,032	40,857
Accumulated depreciation	Property, equipment, and capitalized software, net	(18,233)	(11,781)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	25,666	29,609

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	4.78 years	5.25 years
Finance leases	3.40 years	3.50 years
Weighted average discount rate
Operating leases	6.35%	6.40%
Finance leases	5.87%	5.51%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost:
Fixed	$17,916	$18,794	$55,114	$57,159
Variable	1,693	1,430	4,590	4,486
Total Operating lease cost	$19,609	$20,224	$59,704	$61,645

Sublease income	3,948	4,917	13,330	14,724

Finance lease cost:
Amortization of ROU Asset	$2,718	$2,269	$7,874	$6,821
Interest on lease liabilities	398	290	1,193	810
Total Finance lease cost	$3,116	$2,559	$9,067	$7,631

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2024, are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$19,245	$2,937
2025	71,332	8,494
2026	68,517	7,499
2027	31,944	6,329
2028	28,025	2,757
2029 and thereafter	55,309	408
Total lease payments	$274,372	$28,424
Less imputed interest	(38,119)	(2,758)
Total lease liability	$236,253	$25,666

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$701,405	$820,436
Cash restricted or segregated under regulations and other	36,823	35,024
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$738,228	$855,460

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 86.8% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.2% interest in Virtu Financial at September 30, 2024.

During the period prior to the Company's IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2024 and December 31, 2023, there were 4,007,826 and 4,040,772 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 32,946 and 422,068 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2024 and 2023, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company's Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company's Board of Directors authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company's Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company's Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2024, the Company repurchased approximately 48.7 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,224.7 million. As of September 30, 2024, the Company has approximately $495.3 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the nine months ended September 30, 2024 and 2023, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 31,097 and 186,394 units, respectively, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$16,894	$(4,217)	$(6,983)	$5,694
Foreign exchange translation adjustment	(8,185)	3,455	—	(4,730)
Total	$8,709	$(762)	$(6,983)	$964
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2024, the Company expects approximately $11.1 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

	Nine Months Ended September 30, 2024
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$23,416	$9,781	$(27,503)	$5,694
Foreign exchange translation adjustment	(6,369)	1,639	—	(4,730)
Total	$17,047	$11,420	$(27,503)	$964
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of September 30, 2024, the Company expects approximately $11.1 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2024 and 2023:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(10,000)	—	—	(10,000)	—
At September 30, 2023	1,511,776	$19.00	1.49	1,511,776	$19.00

At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	(483,045)	19.00	—	(483,045)	19.00
Forfeited or expired	(2,750)	—	—	(2,750)	—
At September 30, 2024	1,025,981	$19.00	0.49	1,025,981	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company's adjusted EBITDA for certain future periods. For the nine months ended September 30, 2024 and 2023, respectively, there were 878,091 and 868,315 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $6.9 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively, and $19.6 million and $17.9 million for the nine months ended September 30, 2024 and 2023, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the nine months ended September 30, 2024 and 2023:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2022	3,954,833	$28.13
Granted (1)	3,763,217	19.28
Forfeited	(184,381)	26.55
Vested	(2,558,333)	23.63
At September 30, 2023	4,975,336	$23.81

At December 31, 2023	4,903,174	$23.90
Granted	3,559,799	18.13
Forfeited	(132,554)	21.58
Vested	(2,820,419)	21.65
At September 30, 2024	5,510,000	$21.38
(1) Excluded in the number of RSUs and RSAs are 37,500 participating RSAs for nine months ended September 30, 2023, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $11.1 million and $9.7 million for the three months ended September 30, 2024 and 2023, respectively, and $31.3 million and $29.8 million for the nine months ended September 30, 2024 and 2023, respectively, of compensation expense in relation to RSUs. As of September 30, 2024 and December 31, 2023, total unrecognized share-based compensation expense related to unvested RSUs was $61.7 million and $55.2 million, respectively, and this amount is to be recognized over a weighted average period of 1.1 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

20 Regulatory Requirement

U.S. Subsidiary

The Company's U.S. broker-dealer subsidiaries VAL and RFQ-hub Americas LLC (“RAL”, as described in Note 3 “Business Held for Sale”, which is currently held for sale), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2024. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company's U.S. subsidiaries as of September 30, 2024 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$398,257	$1,574	$396,683
RFQ-hub Americas LLC	664	6	658

As of September 30, 2024, VAL had $30.2 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.3 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company's foreign subsidiaries as of September 30, 2024 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp (1)	$13,479	$185	$13,294
Virtu Financial Canada ULC	1,326	185	1,141
Ireland
Virtu Europe Trading Limited (1)	61,829	27,772	34,057
Virtu Financial Ireland Limited (1)	82,169	41,608	40,561
United Kingdom
Virtu ITG UK Limited (1)	3,253	1,003	2,250
Asia Pacific
Virtu ITG Australia Limited	34,246	27,985	6,261
Virtu ITG Hong Kong Limited	1,947	386	1,561
Virtu ITG Singapore Pte Limited	1,142	133	1,009
Virtu Financial Singapore Pte. Ltd.	208,612	148,515	60,097
(1) Preliminary
As of September 30, 2024, Virtu Europe Trading Limited had $62 thousand of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

21. Geographic Information and Business Segments

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
United States	$576,606	$537,574	$1,662,612	$1,475,541
Ireland	63,024	52,181	192,346	153,633
Others	67,210	40,409	187,706	128,222
Total revenues	$706,840	$630,164	$2,042,664	$1,757,396

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

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers. The Company earns commissions as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company's ATSs, including Virtu MatchIt, and POSIT. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation. The segment also includes the results of the Company's capital markets business, in which the Company acts as an agent for issuers in connection with at-the-market offerings and buyback programs.

The Corporate segment contains the Company's investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company's other segments.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. The Company’s total revenues and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2024 and 2023 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2024
Total revenue	$576,660	$125,727	$4,453	$706,840
Income (loss) before income taxes and noncontrolling interest	125,556	18,275	3,329	147,160

2023
Total revenue	$517,351	$112,453	$360	$630,164
Income (loss) before income taxes and noncontrolling interest	130,252	7,814	39	138,105

The Company’s Pre-tax earnings by segment for the nine months ended September 30, 2024 and 2023 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate	Consolidated Total
2024
Total revenue	$1,667,450	$370,575	$4,639	$2,042,664
Income (loss) before income taxes and noncontrolling interest	397,050	43,118	2,197	442,365

2023
Total revenue	$1,421,522	$340,045	$(4,171)	$1,757,396
Income (loss) before income taxes and noncontrolling interest	298,104	16,711	(6,478)	308,337

22. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2024 and December 31, 2023 the Company had net payables to its affiliates of $1.1 million and $1.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.5 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $8.5 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively, to JNX for these trading activities.

The Company pays monthly use fees to a JV in which it holds an interest (see Note 12 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company previously held a similar arrangement with another telecommunication JV and paid a monthly use fee, and the Company disposed of its interests in this JV and ended the monthly fee arrangement as of September 1, 2024. The Company made payments to these JVs of $13.5 million and $12.6 million for the three months ended September 30, 2024 and 2023, respectively, and $28.3 million and $25.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $1.1 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $5.9 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.

23. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On October 24, 2024, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2024 to holders of record as of December 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2024, and 2023 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2024, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2023, which are included in Item 8 and 7 respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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
•SEC proposals focused on equity markets which may, if adopted, materially change U.S. equity market structure, including by reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an ATS or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants;
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

Market Making

We leverage cutting edge technology to provide competitive and deep liquidity that helps to create more efficient markets around the world. As a market maker and liquidity provider, we stand ready, at any time, to buy or sell a broad range of securities and other financial instruments, and we generate profits by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 25,000 securities and other financial instruments, on over 250 venues, in 40 countries worldwide. We use the latest technology to create and deliver liquidity to the global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

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

On June 21, 2024, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the Amended Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “New Term Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Credit Agreement. Additionally, the Amended Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment Effective Date.

The New Term Loans will bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 1.75%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.75%. The New Term Loans will mature on the seventh anniversary of the Amendment Effective Date and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the New Term Loans. The New Term Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

Indenture

On June 21, 2024, VFH and Valor Co-Issuer, Inc., a subsidiary of Virtu Financial, (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 7.50% senior secured first lien notes due 2031 (the “Notes”). The Notes were issued under an Indenture, dated as of June 21, 2024 (the “Indenture”), among the VFH, the Co-Issuer, Virtu Financial and the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent. The Notes mature on June 15, 2031. Interest on the Notes accrues at 7.50% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2024. We refer to VFH and the Co-Issuer together as, the “Issuers.”

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2024, options to purchase 1,646,500 shares in the aggregate were forfeited and 6,555,519 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2024 in the amount of $50.7 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2024 in the amount of $118.9 million and tax receivable agreement obligation in the amount of $196.3 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of September 30, 2024; and (iv) provision for corporate income tax in the amount of $18.3 million and $53.2 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2024	2023	2024	2023
Total revenue	$576,660	$517,351	$1,667,450	$1,421,522
Total operating expenses	451,104	387,099	1,270,400	1,123,418
Income before income taxes and noncontrolling interest	125,556	130,252	397,050	298,104
Execution Services
Total revenue	125,727	112,453	370,575	340,045
Total operating expenses	107,452	104,639	327,457	323,334
Income before income taxes and noncontrolling interest	18,275	7,814	43,118	16,711
Corporate
Total revenue	4,453	360	4,639	(4,171)
Total operating expenses	1,124	321	2,442	2,307
Income before income taxes and noncontrolling interest	3,329	39	2,197	(6,478)
Consolidated
Total revenue	706,840	630,164	2,042,664	1,757,396
Total operating expenses	559,680	492,059	1,600,299	1,449,059
Income before income taxes and noncontrolling interest	$147,160	$138,105	$442,365	$308,337

The following table shows our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Trading income, net	$443,997	$316,085	$1,278,487	$1,034,764
Interest and dividends income	125,229	127,693	338,287	307,916
Commissions, net and technology services	131,621	110,276	376,333	341,223
Other, net	5,993	76,110	49,557	73,493
Total revenue	706,840	630,164	2,042,664	1,757,396

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	176,745	123,245	467,331	391,238
Communication and data processing	59,601	57,066	177,110	170,837
Employee compensation and payroll taxes	107,646	97,221	314,185	296,214
Interest and dividends expense	136,070	132,802	385,791	342,896
Operations and administrative	24,939	22,416	69,346	72,204
Depreciation and amortization	16,486	15,815	48,640	47,076
Amortization of purchased intangibles and acquired capitalized software	11,848	15,967	38,688	48,007
Termination of office leases	17	364	50	314
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,767	1,796	27,740	5,744
Transaction advisory fees and expenses	69	6	264	30
Financing interest expense on long-term borrowings	24,492	25,361	71,154	74,499
Total operating expenses	559,680	492,059	1,600,299	1,449,059
Income before income taxes and noncontrolling interest	147,160	138,105	442,365	308,337
Provision for income taxes	28,137	20,512	83,917	51,117
Net income	$119,023	$117,593	$358,448	$257,220

Selected Operating Margins
GAAP Net income Margin (1)	16.8%	18.7%	17.5%	14.6%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2024	2023	2024	2023
Net income	$119,023	$117,593	$358,448	$257,220
Noncontrolling interest	(59,071)	(55,678)	(176,093)	(120,722)

Net income available for common stockholders	$59,952	$61,915	$182,355	$136,498

Earnings per share
Basic	$0.65	$0.63	$1.95	$1.36
Diluted	$0.64	$0.63	$1.95	$1.36

Weighted average common shares outstanding
Basic	87,152,658	93,408,537	88,093,082	95,376,590
Diluted	87,536,847	93,408,537	88,340,592	95,376,590
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 63% and 59% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.

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

Commissions, net and technology services. We earn revenues on transactions for which we charge explicit commissions, which include the majority of our institutional client orders. Commissions and fees are primarily affected by changes in our equities, fixed income and futures transaction volumes with institutional clients, which vary based on client relationships; changes in commission rates; client experience on the various platforms; level of volume-based fees from providing liquidity to other trading venues; and the level of our soft dollar and commission recapture activity. Client commission fees are charged for client trades executed by us on behalf of third-party broker-dealers and other financial institutions. Revenue is recognized on a trade date basis, which is the point at which the performance obligation to the customer is satisfied, based on the trade being executed. In addition, we offer workflow technology and analytics services to select third parties. Revenues are derived from fees generated by matching sell-side and buy-side clients orders, and from analytic products delivered to the clients.

Other, net. We have interests in multiple strategic investments and telecommunications joint ventures (“JVs”). We record our pro-rata share of our JVs’ earnings or losses within Other, net, while fees related to the use of communication services provided by the JVs are recorded within Communications and data processing.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$443,997	$316,085	$1,278,487	$1,034,764
Interest and dividends income	125,229	127,693	338,287	307,916
Commissions, net and technology services	131,621	110,276	376,333	341,223
Brokerage, exchange, clearance fees and payments for order flow, net	(176,745)	(123,245)	(467,331)	(391,238)
Interest and dividends expense	(136,070)	(132,802)	(385,791)	(342,896)
Adjusted Net Trading Income	$388,032	$298,007	$1,139,985	$949,769

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$119,023	$117,593	$358,448	$257,220
Financing interest expense on long-term borrowings	24,492	25,361	71,154	74,499
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,767	1,796	27,740	5,744
Depreciation and amortization	16,486	15,815	48,640	47,076
Amortization of purchased intangibles and acquired capitalized software	11,848	15,967	38,688	48,007
Provision for income taxes	28,137	20,512	83,917	51,117
EBITDA	$201,753	$197,044	$628,587	$483,663
Severance	690	1,346	3,651	5,256
Transaction advisory fees and expenses	69	6	264	30
Termination of office leases	17	364	50	314
Other	(5,669)	(74,599)	(48,334)	(67,396)
Share based compensation	17,945	15,353	50,941	47,108
Adjusted EBITDA	$214,805	$139,514	$635,159	$468,975

Selected Operating Margins
GAAP Net income Margin (1)	16.8%	18.7%	17.5%	14.6%
Non-GAAP Net income Margin (2)	30.7%	39.5%	31.4%	27.1%
EBITDA Margin (3)	52.0%	66.1%	55.1%	50.9%
Adjusted EBITDA Margin (4)	55.4%	46.8%	55.7%	49.4%
(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$119,023	$117,593	$358,448	$257,220
Provision for income taxes	28,137	20,512	83,917	51,117
Income before income taxes	147,160	138,105	442,365	308,337

Amortization of purchased intangibles and acquired capitalized software	11,848	15,967	38,688	48,007
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,767	1,796	27,740	5,744
Severance	690	1,346	3,651	5,256
Transaction advisory fees and expenses	69	6	264	30
Termination of office leases	17	364	50	314
Other	(5,669)	(74,599)	(48,334)	(67,396)
Share based compensation	17,945	15,353	50,941	47,108
Normalized Adjusted Net Income before income taxes	173,827	98,338	515,365	347,400
Normalized provision for income taxes (1)	41,719	23,601	123,688	83,374
Normalized Adjusted Net Income	$132,108	$74,737	$391,677	$264,026

Weighted Average Adjusted shares outstanding (2)	161,709,295	167,164,049	162,322,747	169,101,067

Basic earnings per share	$0.65	$0.63	$1.95	$1.36
Normalized Adjusted EPS	$0.82	$0.45	$2.41	$1.56

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company's Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company's Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company's Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2024 and 2023.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$440,442	$3,555	$—	$443,997
Commissions, net and technology services	12,721	118,900	—	131,621
Interest and dividends income	122,065	3,164	—	125,229
Brokerage, exchange, clearance fees and payments for order flow, net	(152,316)	(24,429)	—	(176,745)
Interest and dividends expense	(134,912)	(1,158)	—	(136,070)
Adjusted Net Trading Income	$288,000	$100,032	$—	$388,032

	Three Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$310,523	$5,562	$—	$316,085
Commissions, net and technology services	6,343	103,933	—	110,276
Interest and dividends income	124,803	2,890	—	127,693
Brokerage, exchange, clearance fees and payments for order flow, net	(101,077)	(22,168)	—	(123,245)
Interest and dividends expense	(132,523)	(279)	—	(132,802)
Adjusted Net Trading Income	$208,069	$89,938	$—	$298,007

	Nine Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,264,214	$14,273	$—	$1,278,487
Commissions, net and technology services	29,203	347,130	—	376,333
Interest and dividends income	330,178	8,109	—	338,287
Brokerage, exchange, clearance fees and payments for order flow, net	(394,154)	(73,177)	—	(467,331)
Interest and dividends expense	(382,200)	(3,591)	—	(385,791)
Adjusted Net Trading Income	$847,241	$292,744	$—	$1,139,985

	Nine Months Ended September 30, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,021,179	$13,585	$—	$1,034,764
Commissions, net and technology services	22,677	318,546	—	341,223
Interest and dividends income	300,086	7,830	—	307,916
Brokerage, exchange, clearance fees and payments for order flow, net	(323,868)	(67,370)	—	(391,238)
Interest and dividends expense	(340,954)	(1,942)	—	(342,896)
Adjusted Net Trading Income	$679,120	$270,649	$—	$949,769

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2024	2023	% Change
Market Making	$288,000	$208,069	38.4%
Execution Services	100,032	89,938	11.2%
Adjusted Net Trading Income	$388,032	$298,007	30.2%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2024	2023	% Change
Market Making	$4,500	$3,303	36.3%
Execution Services	1,563	1,428	9.5%
Average Daily Adjusted Net Trading Income	$6,063	$4,731	29.8%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2024	2023	% Change
Market Making	$847,241	$679,120	24.8%
Execution Services	292,744	270,649	8.2%
Adjusted Net Trading Income	$1,139,985	$949,769	20.0%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2024	2023	% Change
Market Making	$4,507	$3,632	24.1%
Execution Services	1,557	1,447	7.6%
Average Daily Adjusted Net Trading Income	$6,064	$5,079	19.6%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Total Revenues

Our total revenues increased $76.6 million, or 12.2%, to $706.8 million for the three months ended September 30, 2024, compared to $630.2 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $127.9 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $21.3 million in Commissions, net and technology services due to strengthened institutional engagement, offset by a decrease of $70.1 million in Other, net, as a result of gains on settlement fund recoveries received during the three months ended September 30, 2023.

The following table shows total revenues by segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
(in thousands, except for percentage)	2024	2023	% Change
Market Making
Trading income, net	$440,442	$310,523	41.8%
Interest and dividends income	122,065	124,803	(2.2)%
Commissions, net and technology services	12,721	6,343	100.6%
Other, net	1,432	75,682	(98.1)%
Total revenues from Market Making	$576,660	$517,351	11.5%

Execution Services
Trading income, net	$3,555	$5,562	(36.1)%
Interest and dividends income	3,164	2,890	9.5%
Commissions, net and technology services	118,900	103,933	14.4%
Other, net	108	68	58.8%
Total revenues from Execution Services	$125,727	$112,453	11.8%

Corporate
Other, net	$4,453	$360	NM
Total revenues from Corporate	$4,453	$360	NM

Consolidated
Trading income, net	$443,997	$316,085	40.5%
Interest and dividends income	125,229	127,693	(1.9)%
Commissions, net and technology services	131,621	110,276	19.4%
Other, net	5,993	76,110	(92.1)%
Total revenues	$706,840	$630,164	12.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $127.9 million, or 40.5% to $444.0 million for the three months ended September 30, 2024, compared to $316.1 million for the three months ended September 30, 2023. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended September 30, 2024 compared to the same period in 2023. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income decreased $2.5 million, or 2.0%, to $125.2 million for the three months ended September 30, 2024, compared to $127.7 million for the three months ended September 30, 2023. This decrease was primarily attributable to a decrease in interest income earned on cash collateral posted as part of securities borrowing transactions driven by lower interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $21.3 million, or 19.3%, to $131.6 million for the three months ended September 30, 2024, compared to $110.3 million for the three months ended September 30, 2023. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2023. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $70.1 million, to $6.0 million for the three months ended September 30, 2024, compared to $76.1 million for the three months ended September 30, 2023. The three months ended September 30, 2023 included gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $90.0 million, or 30.2%, to $388.0 million for the three months ended September 30, 2024, compared to $298.0 million for the three months ended September 30, 2023. This increase was primarily attributable to higher Trading income, net due to higher trading volumes and increased opportunities during the three months ended September 30, 2024 compared to the same period in 2023, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net as described below. Average daily Adjusted Net Trading Income increased $1.4 million, or 29.8%, to $6.1 million for the three months ended September 30, 2024, compared to $4.7 million for the three months ended September 30, 2023. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $67.6 million, or 13.7%, to $559.7 million for the three months ended September 30, 2024, compared to $492.1 million for the three months ended September 30, 2023. The increase in operating expenses is primarily due to an increase in Brokerage, exchange, clearance fees and payments for order flow, net, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $53.5 million, or 43.4%, to $176.7 million for the three months ended September 30, 2024, compared to $123.2 million for the three months ended September 30, 2023. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $2.5 million, or 4.4%, to $59.6 million for the three months ended September 30, 2024, compared to $57.1 million for the three months ended September 30, 2023. This increase was primarily due to increased spending on market data and colocation services.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $10.4 million, or 10.7%, to $107.6 million for the three months ended September 30, 2024, compared to $97.2 million for the three months ended September 30, 2023. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $9.3 million and $9.7 million for the three months ended September 30, 2024, and 2023, respectively.

Interest and dividends expense. Interest and dividends expense increased $3.3 million, or 2.5%, to $136.1 million for the three months ended September 30, 2024, compared to $132.8 million for the three months ended September 30, 2023. This increase was primarily attributable to increased borrowing activities for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $2.5 million, or 11.2%, to $24.9 million for the three months ended September 30, 2024, compared to $22.4 million for the three months ended September 30, 2023. This increase was primarily driven by an increase in professional expense, as well as less favorable foreign exchange rate movements during the period.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 4.4%, to $16.5 million for the three months ended September 30, 2024, compared to $15.8 million for the three months ended September 30, 2023. The increase was driven primarily by an increase in amortization of leased equipment compared to the same period in 2023.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $4.2 million, or 26.3%, to $11.8 million for the three months ended September 30, 2024, compared to $16.0 million for the three months ended September 30, 2023. This decrease was due to certain intangible assets being fully amortized during 2023.

Termination of office leases. Termination of office leases was insignificant for the three months ended September 30, 2024 and September 30, 2023. These expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees remained consistent at $1.8 million for the three months ended September 30, 2024 and 2023. Refer to Note 9 “Borrowings” in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our borrowing arrangements.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended September 30, 2024, and September 30, 2023. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings decreased $0.9 million, or 3.5%, to $24.5 million for the three months ended September 30, 2024, compared to $25.4 million for the three months ended September 30, 2023.The decrease was attributable to the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023 as well as lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $28.1 million and 19.1% for the three months ended September 30, 2024, compared to $20.5 million and 14.9% for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Total Revenues

Our total revenues increased $285.3 million, or 16.2%, to $2,042.7 million for the nine months ended September 30, 2024, compared to $1,757.4 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase of $243.7 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $35.1 million in Commissions, net and technology services driven by strengthened institutional engagement during the period during the nine months ended September 30, 2024 compared to the same period in 2023.

The following table shows the total revenues by segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2024	2023	% Change
Market Making
Trading income, net	$1,264,214	$1,021,179	23.8%
Interest and dividends income	330,178	300,086	10.0%
Commissions, net and technology services	29,203	22,677	28.8%
Other, net	43,855	77,580	(43.5)%
Total revenues from Market Making	$1,667,450	$1,421,522	17.3%

Execution Services
Trading income, net	$14,273	$13,585	5.1%
Interest and dividends income	8,109	7,830	3.6%
Commissions, net and technology services	347,130	318,546	9.0%
Other, net	1,063	84	NM
Total revenues from Execution Services	$370,575	$340,045	9.0%

Corporate
Other, net	$4,639	$(4,171)	NM
Total revenues from Corporate	$4,639	$(4,171)	NM

Consolidated
Trading income, net	$1,278,487	$1,034,764	23.6%
Interest and dividends income	338,287	307,916	9.9%
Commissions, net and technology services	376,333	341,223	10.3%
Other, net	49,557	73,493	(32.6)%
Total revenues	$2,042,664	$1,757,396	16.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $243.7 million, or 23.6%, to $1,278.5 million for the nine months ended September 30, 2024, compared to $1,034.8 million for the nine months ended September 30, 2023. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the nine months ended September 30, 2024 compared to the same period in 2023. Rather than analyzing Trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $30.4 million, or 9.9%, to $338.3 million for the nine months ended September 30, 2024, compared to $307.9 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in interest income earned on cash collateral posted as part of securities borrowed transactions, driven by higher interest rates for the period compared to the same period during the prior year, despite the rate cuts during the three months ended September 30, 2024. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $35.1 million, or 10.3%, to $376.3 million for the nine months ended September 30, 2024, compared to $341.2 million for the nine months ended September 30, 2023. This increase was driven by relatively higher client volumes and increasing institutional engagement compared to the same period in 2023. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $23.9 million, or 32.5%, to $49.6 million for the nine months ended September 30, 2024, compared to $73.5 million for the nine months ended September 30, 2023. The income for the nine months ended

September 30, 2024 and 2023 were primarily related to gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $190.2 million, or 20.0%, to $1,140.0 million for the nine months ended September 30, 2024, compared to $949.8 million for the nine months ended September 30, 2023. This increase was primarily attributable to higher Trading income, net, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $1.0 million, or 19.6%, to $6.1 million for the nine months ended September 30, 2024, compared to $5.1 million for the nine months ended September 30, 2023. The number of trading days was 188 days for the nine months ended September 30, 2024, compared to 187 days for the nine months ended September 30, 2023. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $151.2 million, or 10.4%, to $1,600.3 million for the nine months ended September 30, 2024, compared to $1,449.1 million for the nine months ended September 30, 2023. The increase was primarily driven by increase in Brokerage, exchange, clearance fees and payments for order flow, net, Interest and dividends expense, and Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $76.1 million, or 19.5%, to $467.3 million for the nine months ended September 30, 2024, compared to $391.2 million for the nine months ended September 30, 2023. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $6.3 million, or 3.7%, to $177.1 million for the nine months ended September 30, 2024, compared to $170.8 million for the nine months ended September 30, 2023. This increase was primarily attributable to increased connectivity spending on market data, subscription, and communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $18.0 million, or 6.1%, to $314.2 million for the nine months ended September 30, 2024, compared to $296.2 million for the nine months ended September 30, 2023. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $30.1 million and $29.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Interest and dividends expense. Interest and dividends expense increased $42.9 million, or 12.5%, to $385.8 million for the nine months ended September 30, 2024, compared to $342.9 million for the nine months ended September 30, 2023. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by higher interest rates, as well as an increase in securities lending transactions and higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $2.9 million, or 4.0%, to $69.3 million for the nine months ended September 30, 2024, compared to $72.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in regulatory and occupancy expenses.

Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 3.2%, to $48.6 million for the nine months ended September 30, 2024, compared to $47.1 million for the nine months ended September 30, 2023. This increase was driven primarily by increased amortization of capitalized software and depreciation of leased equipment compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $9.3 million, or 19.4%, to $38.7 million for the nine months ended September 30, 2024, compared to $48.0 million for the nine months ended September 30, 2023. This decrease was primarily attributable to certain intangible assets being fully amortized in 2023.

Termination of office leases. Termination of office leases was insignificant for the nine months ended September 30, 2024 and September 30, 2023. These expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $22.0 million, or 386.0%, to $27.7 million for the nine months ended September 30, 2024, compared to $5.7 million for the nine months ended September 30, 2023. The increase was primarily driven by the acceleration of our capitalized debt issue cost and discount on our previous term loan as a result of refinancing during the nine months ended September 30, 2024. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the nine months ended September 30, 2024 and September 30, 2023. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $3.3 million, or 4.4%, to $71.2 million for the nine months ended September 30, 2024, compared to $74.5 million for the nine months ended September 30, 2023. This decrease was attributable to the decrease in outstanding principal as a result of the voluntary prepayment in December 2023, the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023, as well as a lower overall interest rate after our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $83.9 million and 19.0% for the nine months ended September 30, 2024, compared to a provision for income taxes and effective tax rate of $51.1 million and 16.6% for the nine months ended September 30, 2023.

Liquidity and Capital Resources

General

As of September 30, 2024, we had $701.4 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2024, we had borrowings under our prime brokerage credit facilities of approximately $143.9 million, borrowings under our broker dealer facilities of $110.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,769.4 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned U.S. broker-dealer subsidiary, as discussed in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.1 million to $22.0 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $114.0 million from February 2017 through September 2024. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary, Virtu Americas LLC (“VAL”) is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. VAL is a registered U.S. broker-dealer, and its primary regulators include the SEC and the Financial Industry Regulatory Authority (“FINRA”). In June 2023 our U.S. subsidiary RFQ-hub Americas LLC (“RAL”, as described in Note 3 “Business Held for Sale”, which is currently held for sale) became a registered U.S. broker-dealer and as such is subject to regulation and capital requirements from its primary regulators, the SEC and FINRA.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2024, there was an outstanding principal balance on our broker-dealer facilities of $110.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $143.9 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

In December 2023, the Company terminated the two interest rate swap arrangements and received $55.8 million in proceeds from the counterparty. The Company therefore dedesignated those cash flow hedges under ASC 815, and the amounts in AOCI related to the terminated swaps are amortized through interest expense. The Company simultaneously entered into a two-year $1,525.0 million floating-to-fixed interest rate swap agreement with the same counterparty (the “December 2023 Swap”). The December 2023 Swap met the criteria to be considered and was designated as a qualifying cash flow hedge under ASC 815 as of December 2023, and it effectively fixed interest payment obligations on $1,525.0 million of principal under the First Lien Term Loan Facility at a rate of 7.5% through November 2025, based on the interest rates set forth in the Credit Agreement.

On June 21, 2024 (the “Amendment Effective Date”), the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the Amended Credit Agreement, $1,245.0 million in aggregate principal amount of senior secured first lien term B-1 loans due 2031 (the “New Term Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Credit Agreement. Additionally, the Amended Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment Effective Date.

The New Term Loans will bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 1.75%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.75%. The New Term Loans will mature on the seventh anniversary of the Amendment Effective Date and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the New Term Loans. The New Term Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

As of September 30, 2024, $1,245.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2024.

In connection with its entry into the Amended Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The current interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the New Term Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the Amended Credit Agreement.

Senior Secured First Lien Notes

On June 21, 2024, VFH and Valor Co-Issuer, Inc., a subsidiary of Virtu Financial, (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 7.50% senior secured first lien notes due 2031 (the “Notes”). The Notes were issued under an Indenture, dated as of June 21, 2024 (the “Indenture”), among the VFH, the Co-Issuer, Virtu Financial and the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent. The Notes mature on June 15, 2031. Interest on the Notes accrues at 7.50% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2024. We refer to VFH and the Co-Issuer together as, the “Issuers.”

The Notes and the related guarantees are secured by first-priority perfected liens on substantially all of the Issuers’ and guarantors’ existing and future assets, subject to certain exceptions, including all material personal property, a pledge of the capital stock of the Issuers, the guarantors (other than Virtu Financial) and the direct subsidiaries of the Issuers and the guarantors and 100% of the non-voting capital stock and up to 65.0% of the voting capital stock of any now-owned or later acquired foreign subsidiaries that are directly owned by the Issuers or any of the guarantors, which assets also secure obligations under the Amended and Restated Credit Agreement on a first-priority basis.

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

Prior to June 15, 2027, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to (but not including) the date of redemption, plus an applicable “make whole” premium.

Prior to June 15, 2027, we may also redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of redemption with the net cash proceeds from certain equity offerings.

Prior to June 15, 2027, we may also, on one or more occasions, redeem during each successive twelve-month period following June 21, 2024 up to 10% of the aggregate original principal amount of notes, at a redemption price equal to 103% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

On or after June 15, 2027, we may redeem some or all of the Notes, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Period	Percentage
2027	103.750%
2028	101.875%
2029 and thereafter	100.000%

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

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$207,509	$143,691
Investing activities	(55,659)	(70,463)
Financing activities	(272,827)	(385,285)
Effect of exchange rate changes on cash and cash equivalents	3,745	170
Net increase (decrease) in cash and cash equivalents	$(117,232)	$(311,887)

Operating Activities

Net cash provided by operating activities was $207.5 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $143.7 million for the nine months ended September 30, 2023. The change in net cash provided by operating activities was primarily attributable to higher net income as well as movements in noncash adjustments for the nine months ended September 30, 2024 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $55.7 million for the nine months ended September 30, 2024, compared with net cash used in investing activities of $70.5 million for the nine months ended September 30, 2023. The change in net cash used in investing activities was primarily attributable to decreases in acquisition of property and equipment in the nine months ended September 30, 2024.

Financing Activities

Net cash used in financing activities was $272.8 million for the nine months ended September 30, 2024, compared to Net cash used in financing activities of $385.3 million for the nine months ended September 30, 2023. The cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to $1,741.9 million of net proceeds from long-term borrowings and $129.6 million of net proceeds from short-term borrowings, offset by $1,727.0 million of repayment of our previous long-term borrowings, $247.9 million in dividends to stockholders and distributions made to noncontrolling interests, and $132.9 million in purchases of treasury stock. The cash used in financing activities of $385.3 million during the same period of 2023 primarily reflects $251.9 million net dividends to stockholders and distributions to noncontrolling interests, and $184.4 million purchase of treasury stock, partially offset by net proceeds of $96.1 million from short-term borrowings.

Share Repurchase Program

On November 6, 2020, the Company's Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. Subsequently, the Company's Board of Directors authorized expansions of the share repurchase program on February 11, 2021 to $170.0 million, on May 4, 2021 to $470.0 million (and extended the duration through May 4, 2022), on November 3, 2021 to $1,220.0 million (and extended the duration through November 3, 2023, and on November 2, 2023, further extended the program through December 31, 2024), and on April 24, 2024 to $1,720 million (and extended the duration through April 24, 2026).

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2024, the Company repurchased approximately 48.7 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,224.7 million. As of September 30, 2024, the Company has approximately of $495.3 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Condensed Consolidated Financial Statements. See Note 10 “Financial Assets and Liabilities” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Commissions, Net and Technology Services

Commissions, net, which primarily comprise commissions earned on institutional client orders, are recorded on a trade date basis, which is the point at which the performance obligation to the customer is satisfied. Under a commission management program, we allow institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As we act as an agent in these transactions, we record such expenses on a net basis within Commissions, net and technology services in the Condensed Consolidated Statements of Comprehensive Income.

Workflow technology revenues consist of order and trade execution management and order routing services we provide through our front-end workflow solutions and network capabilities.

We provide trade order routing from our execution management system (“EMS”) to our execution services offerings, with each trade order routed through the EMS representing a separate performance obligation, which is the trade data for that trade order routed, that is satisfied at a point in time. A portion of the commissions earned on the trade is then allocated to Workflow Technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to Commissions, net using a residual allocation approach. Commissions earned are fixed and revenue is recognized on the trade date.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2024, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $4.0 million and

$5.4 million of amortization expense for the three months ended September 30, 2024 and 2023, respectively, and an additional $14.8 million and $16.3 million for the nine months ended September 30, 2024 and 2023, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2024 and December 31, 2023 was $7.2 billion and $7.4 billion, respectively, in long positions and $6.3 billion and $6.1 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 18.6% and 16.0% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $38.0 million and $28.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the exchange agreement (the “Exchange Agreement”) entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of Virtu Financial Units, Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) may be exchanged at any time for shares of our Class A Common Stock or Class B Common Stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During nine months ended September 30, 2024, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 31,097 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Total share repurchases for the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024
Class A Common Stock repurchases	503,135	$24.56	503,135	$531,304,828

August 1, 2024 - August 31, 2024
Class A Common Stock repurchases	595,573	$29.62	538,369	$515,305,083

September 1, 2024 - September 30, 2024
Class A Common Stock repurchases	637,770	$31.36	637,770	$495,305,427
Total Common Stock / Virtu Financial Unit repurchases	1,738,327	$28.79	1,679.274	$495,305,427
(1) Includes the repurchase of 57,204 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2024.

On November 6, 2020, the Company announced that the Board of Directors had authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company announced that the Board of Directors had authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company announced that the Board of Directors had authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2024, the Company repurchased approximately 48.7 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,224.7 million. As of September 30, 2024, the Company has approximately $495.3 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three and nine months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

Virtu Financial, Inc.

DATE:	October 28, 2024	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	October 28, 2024	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer