Form 10-K
period 2024-12-31
Virtu Financial, Inc.
filed 2025-02-21
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Class of Stock	Shares Outstanding as of February 18, 2025
Class A common stock, par value $0.00001 per share	86,618,617
Class C common stock, par value $0.00001 per share	8,194,847
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately 1,833 million, based on the closing price of $22.45 per share as reported by Nasdaq on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2025 Proxy Statement”) for its 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•SEC rule proposals focused on equity markets may, if adopted, materially change U.S. equity market structure, including reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an alternative trading system (“ATS”) or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants, all of which could have an adverse effect on our business;
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
•the effects of and changes in economic conditions (such as volatility in the financial markets, increased inflation, monetary conditions and foreign currency and continued or exasperated exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, tariff, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, natural disasters, pandemics or extreme weather;
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
•risks associated with losing access to a significant exchange or other trading venue; and
•risks associated with changes in governmental administrations and agencies.

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

We primarily conduct our Americas equities business through our SEC registered broker‑dealer, Virtu Americas, LLC (“VAL”). We are registered with the Central Bank of Ireland (“CBI”) and the Financial Conduct Authority (“FCA”) in the UK for our European trading, the Canadian Investment Regulatory Organization (“CIRO”) and the Ontario Securities Commission for our Canadian trading, and the Monetary Authority of Singapore (“MAS”), Securities and Futures Commission of Hong Kong (“SFC”), and Australian Securities and Investments Commission (“ASIC”) for our Asia-Pacific (“APAC”) trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and other matters that may affect our business and the operation of the financial markets and advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York City and our offices in Boston, Austin, Texas, Chicago, Short Hills, New Jersey, Rye Brook, New York, and Palm Beach Gardens, Florida. Abroad, we conduct our business through trading centers located in London, Dublin, Paris, Singapore, Hong Kong, Toronto, and Sydney.

Business Segments

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

As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as on exchanges, ATSs and other market centers. As a complement to electronic market making, our cash trading business handles specialized orders and transacts on the OTC Link ATS operated by OTC Markets Group Inc.

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

We have built and continuously refine our automated and integrated, real time systems for global trading, risk management, clearing and cash management, among other purposes. We have also assembled a proprietary connectivity network between us and exchanges around the world. Efficiency and speed in performing prescribed functions are always crucial requirements for our systems, and generally, we focus on opportunities in markets that are sufficiently advanced to allow the seamless deployment of our automated strategies, risk management system and core technology.

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

Global Equities

We trade over 25,000 listed and over-the-counter (“OTC”) securities including, among others, equity related futures and exchange traded products (“ETPs”), on sixteen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the Nasdaq, NYSE Arca, Cboe BATS, Chicago Stock Exchange, the Members Exchange (“MEMX”), the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 20 private liquidity pools.

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

Global Fixed Income, Currencies and Commodities (“FICC”), Options, and Other

Our Fixed Income market making includes our activity in U.S. Treasury securities and other sovereign debt, corporate bonds, and other debt instruments. We trade these products on a variety of specialized exchanges, direct to counterparties, and other trading venues, including BrokerTec, eSpeed, DealerWeb, Bloomberg, Tradeweb, MarketAxess, and BGC’s Fenics UST.

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 80 currency pairs, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. We are a leading participant in the major foreign exchange venues, including LSEG, Currenex, Cboe FX, and CME.

Our Commodities market making takes place on the CME, ICE, and Nasdaq Futures in crude oil, natural gas, heating oil, and gasoline futures. We trade approximately 100 energy products and futures on the ICE, CME, and TOCOM. We also actively trade precious metals, including gold, silver, platinum and palladium, as well as base metals such as aluminum and copper.

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE, and NYSE Arca) and on the U.S. futures exchanges, as well as our activity in cryptocurrencies. Our cryptocurrency market making includes spot, perpetuals, futures, and ETFs and takes place across over 55 venues and exchanges.

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

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2024, our Execution Services segment did not have any client that accounted for more than 10% of our total commissions earned.

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

We provide matching of client orders in our ATSs, including Virtu MatchIt, POSIT ATS, and POSIT MTF. MatchIt provides two crossing sessions, a Main Session and a Conditional Session. The Main Session provides continuous crossing with price/time priority and is available to our subsidiaries and external subscribers. The Conditional Session accepts conditional orders with price/size priority, and is only available to our subsidiaries. POSIT provides continuous crossing of non‑displayed (or dark) equity orders and price improvement opportunities within the published best bid and offer price. In the U.S., POSIT Alert is a block crossing mechanism within POSIT ATS. POSIT Alert unites liquidity sourced directly from trader OMSs with conditional orders from electronic participants for matching using a conditional order process. In addition, POSIT MTF Auction provides frequent batch auctions which display indicative size/price prior to trade execution.

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

RFQ‑hub, a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments, connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. RFQ‑hub is available as a stand‑alone platform and can also be integrated with Triton in certain regions. In May 2022, we formed a consortium of strategic partners and investors to own and support the growth of the RFQ-hub business. Through a series of related transactions, we sold a substantial minority interest in the business to multiple strategic partners and have maintained a majority ownership interest. In April 2024, the Company entered into a Unit Purchase Agreement to sell a 49% interest in RFQ-hub, and the transaction is expected to close in 2025, subject to the satisfaction of certain closing conditions, including the receipt of specified regulatory approvals. See Note 3 “Business Held for Sale” for further details.

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

Human Capital Resources

As of February 14, 2025, we had approximately 969 employees, located in twelve countries around the world, all of whom were employed on a full‑time basis and in good standing. The approximate regional representation of our workforce is as follows: 70% Americas, 19% EMEA and 11% APAC. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

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

We conduct our European, Middle Eastern and African (“EMEA”) market making activities from Dublin and through our subsidiary Virtu Financial Ireland Limited (“VFIL”), which is authorized as an “Investment Firm” with the CBI. We conduct our EMEA execution services trading activity from Dublin, London, and Paris through our subsidiary Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited). VETL is authorized and regulated by the CBI as an “Investment Firm” and maintains branch offices in London and Paris. The London branch office of VETL is authorized and regulated by the FCA. VETL’s Paris branch is registered with the Banque de France. VETL also operates a multi-lateral trading facility (“MTF”) in Ireland and Virtu ITG UK Limited (“VIUK”), a U.K. investment firm, operates a MTF in the U.K. VIUK is an investment firm which is authorized and regulated by the FCA.

We conduct our APAC market making activities, including much of our market making in cryptocurrency products from Singapore and through our Singapore subsidiary, Virtu Financial Singapore Pte. Ltd. Virtu Financial Singapore Pte. Ltd. is

registered with the MAS for an investment incentive arrangement and licensed by the MAS to deal in certain capital markets instruments. We conduct our APAC execution services trading activities from Singapore, Hong Kong, and Australia through our subsidiaries Virtu ITG Singapore Pte. Limited, Virtu ITG Hong Kong Limited, and Virtu ITG Australia Limited. Virtu ITG Singapore Pte. Limited is a holder of a Capital Markets Services License from the MAS, which is its principal regulator. Virtu ITG Hong Kong Limited is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer’s license issued by the SFC, which is its principal regulator. Virtu ITG Australia Limited is a market participant of the Australian Securities Exchange (“ASX”) and Chi-X Australia Limited, and is also a holder of an Australian Financial Services License issued by the ASIC, which is its principal regulator.

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

Most aspects of our business are subject to regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our broker-dealer subsidiaries are members. The SEC, FINRA, CFTC, NFA, U.S. state securities regulators, the European Securities and Markets Authority (“ESMA”) in the European Union, the CBI in Ireland, FCA in the U.K., Banque de France in France, MAS in Singapore, SFC in Hong Kong, ASIC in Australia, CIRO and OSC in Canada, other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets, including, but not limited to, trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, customer protection, reporting, record retention, market access and the conduct of officers, employees and other associated persons.

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

Failure to comply with any laws, rules or regulations could result in administrative or court proceedings, censures, fines, penalties, judgments, disgorgement, restitution and censures, suspension or expulsion from a certain jurisdiction, SRO or market, the revocation or limitation of licenses and/or business activities, the issuance of cease‑and‑desist orders or injunctions or the suspension or disqualification of the entity and/or its officers, employees or other associated persons and could negatively impact our reputation with clients or prospective clients and, in turn, impact our revenues. From time to time, we are the subject of requests for information and documents from the SEC, FINRA and other regulators which could lead to administrative or court proceedings. It is our practice to cooperate and comply with the requests for information and documents. Regulatory inquiries can require substantial expenditures of time and money and can have an adverse impact on our reputation, customer relationship and profitability.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition, and operating results may also be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, future legislative or regulatory changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations. Regulators may propose market structure changes particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

The SEC and other SROs have recently enacted and considered rules that may affect our operations and profitability. Specifically, the SEC under the previous administration (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”), which have a compliance date commencing in November 2025, (ii) adopted amendments to Rule 605 of Regulation NMS, which has a compliance date on or about December 15, 2025, (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing November 2024 but is currently subject to legal challenge, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by the United States District Court. Additional recent proposals which have not been adopted include (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change the U.S. equities market structure, the routing, handling and potentially the amount, character, and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements, and (iv) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. If adopted, these or other potential rule changes may alter the market structure for NMS securities in ways that would disfavor the current competing market center model and lessen the amount of volume executed off-exchange in favor of a central limit order book model or other centralized model for order interaction. Proposed revisions to SEC Rule 3b-16, Regulation ATS, and Regulation SCI would increase the number of technology platforms that meet the definition of an exchange and would then be required to register as an exchange or alternatively operate as an ATS, and/or operate under the more complex and costly Regulation SCI regime. Proposed changes to Regulation ATS would revise the format of Form ATS required to be filed and would impose additional disclosures and costs to rewrite and refile those forms. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC’s authority. The FTC is appealing the ruling, and therefore its implementation has not yet been definitively resolved. These recently adopted and potential additional changes and others may impose additional technological, operational and compliance costs on us and create uncertainty with regard to their effects.

The Dodd‑Frank Act, which has been implemented through extensive rulemaking by the SEC, the CFTC, and other governmental agencies, includes the “Volcker Rule,” which significantly limits the ability of banks and their affiliates to engage in proprietary trading, and Title VII, which provides a framework for the regulation of the swap markets. One of our subsidiaries is registered with the CFTC as a floor trader, and is exempt from registration as a swap dealer based on its current activity. Registration as a swap dealer would subject our subsidiary to various requirements, including those related to capital, conduct, and reporting.

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID II represented significant change in the operation of European capital markets and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II contains detailed rules as to the types of platform upon which European equities trading can be conducted, including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third-country venues. MiFID II also requires market makers, such as VFIL, to post firm quotes at competitive prices and contains supplemental requirements with regards to investment firms’ pre-trade risk controls relating to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime has been under review, with European Union authorities making further changes to the regime. On February 28, 2024, Directive (EU) 2024/790 amending MiFID II and Regulation (EU) 2024/791 amending Regulation (EU) No 600/2014 (also known as “MiFIR”) as regards enhancing data transparency, removing obstacles to the emergence of consolidated tapes, optimizing the trading obligations and prohibiting receiving payment for order flow were each adopted. The two acts entered into force on March 28, 2024, with the MiFIR amending regulation applying from that date, and the MiFID II amendments requiring adoption by Member States by September 29, 2025. These changes at the ‘Level 1’ legislative level include a substantial number of ‘Level 2’ measures, including by means of regulatory technical standards and implementing technical standards, that are yet to be developed.

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

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement (as defined below), and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 56.9% interest in Virtu Financial at December 31, 2024. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain current and former members of the management of Virtu Financial, and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 87.0% of the combined voting power of our outstanding common stock as of December 31, 2024. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

We have completed two significant acquisitions that have expanded and complemented Virtu Financial’s original electronic trading and market making business. On July 20, 2017 (the “KCG Closing Date”), the Company completed the all-cash acquisition (the “Acquisition of KCG”) of KCG Holdings, Inc. (“KCG”) and on March 1, 2019 (the “ITG Closing Date”), we completed our acquisition of Investment Technology Group, Inc. (“ITG”) in an all-cash transaction (the “ITG Acquisition”).

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

From time to time, we use our website, public conference calls, and social media channels, including our X account (x.com/virtufinancial), our LinkedIn account (linkedin.com/company/virtu-financial), and our Instagram account (instagram.com/virtu.financial), as additional means of disclosing public information to investors, the media and others interested in us. It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in us to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and our social media channels is not incorporated by reference into this Annual Report on Form 10-K.

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
•Artificial intelligence and machine learning are new and emerging technologies and could ultimately cause harm to our business.
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

Organization and Structure

•We are a holding company and our principal asset is our 56.9% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.
•We are controlled by the Founder Post‑IPO Member, whose interests in our business may be different than the interests of other shareholders, and certain statutory provisions afforded to stockholders are not applicable to us.
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

Our risk management activities related to our on-exchange market making strategies utilize a four‑pronged approach, consisting of strategy lockdowns, centralized strategy monitoring, aggregate exposure monitoring and operational controls. In particular, messages that leave our trading environment first must pass through a series of preset risk controls or “lockdowns” that are intended to minimize the likelihood of unintended activities. In certain cases, this layer of risk management, which adds a layer of latency to our process, may limit our ability to profit from acute volatility in the markets. This would be the case, for example, where a particular strategy being utilized by one of our traders is temporarily locked down for generating revenue in excess of the preset risk limit. Even if we are able to quickly and correctly identify the reasons for a lockdown and quickly resume the trading strategy, we may limit our potential upside as a result of our risk management policies.

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

The majority of our market making revenue for 2024 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on our business, financial condition and operating results.

We could lose significant sources of revenues if we lose any of our larger clients or sources of order flow or lose access to an important exchange or other trading venue or if we fail to adapt to proposed new regulations, should they become final rules.

During a given period, a limited number of clients may account for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. The loss of one or more larger clients could have an adverse effect on our revenues and profitability in the future. None of these clients is currently contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution business to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these significant clients or that such clients will maintain or increase their demand for our trade execution services. Further, the continued integration of legacy systems and the development of new systems could result in disruptions to our ongoing businesses and relationships or cause issues with standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, or to solicit new customers. Further, changes in applicable laws, regulations or rules could adversely impact our relationship with any such client or opportunities to interact with order flows from such clients. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Similarly, changes in applicable laws, regulations or rules promulgated by government administrations, regulators or exchanges could conceivably prevent us from providing liquidity directly to clients or counterparties or other trading venue where we provide liquidity today. Following recent regulatory attention on U.S. equities market structure, including the practice of wholesale market making and other forms of off exchange trading, the SEC proposed the adoption of new Rule 615, which, if adopted, would dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, and therefore may substantially diminish the volume of our transactions with retail client orders. This and other potential legal and regulatory changes are discussed in further detail in “Item 1A. Risk Factors—Legal and Regulatory Risks.” Though our revenues are diversified across exchanges and other trading venues, asset classes and geographies, the loss of access to or reduction in opportunities to transact with one or more significant clients or counterparties, exchanges or other trading venues for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2024, we had an aggregate of $1,767.3 million outstanding indebtedness under our long-term borrowings. In 2022, we incurred $1.8 billion of term loans under the Credit Agreement (as defined below) in connection with a refinancing transaction entered into on January 13, 2022, which was subsequently amended to $1.2 billion on June 21, 2024. In 2024, we also incurred $0.5 billion of senior secured first lien notes. See Note 9 “Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

The Credit Agreement also provides for a revolving credit facility which allows us to borrow on a revolving basis, subject to maximum borrowing limit of $250.0 million, which was subsequently amended to $300.0 million, under which we had no borrowing outstanding as of December 31, 2024. Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $400.0 million, under which we had no borrowings outstanding as of December 31, 2024. We are also a party to a $650.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2024. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $623.2 million under which we had $123.0 million in borrowings outstanding at December 31, 2024.

    The credit agreement entered into on January 13, 2022 by and among VFH, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and subsequently amended on June 21, 2024 (the “Credit Agreement”), and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

We believe that our success in the past has largely been attributable to our technology, which has taken many years and significant capital expenditures to develop. If technology equivalent to ours becomes more widely available for any reason, our operating results may be negatively impacted. Additionally, adoption or development of similar or more advanced technologies by our competitors, including but not limited to artificial intelligence and related technologies, may require that we devote substantial resources to the development of more advanced technology to remain competitive. Regulators and exchanges may also introduce risk control and other technological requirements on our business that could result in increased costs of compliance and divert our technological resources away from their primary strategy development and maintenance duties. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. The widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. We may not be able to anticipate or respond adequately or in a cost‑efficient and competitive manner to technological advancements (including advancements related to low‑latency technologies, execution and messaging speeds) or changing industry standards. If any of these risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Artificial intelligence and machine learning are new and emerging technologies and could ultimately cause harm to our business.

We currently and in the future may leverage internally developed and third-party developed artificial intelligence in certain limited aspects of our business and internal processes. Third parties with whom we interact and on whom we rely for services may also utilize these emerging technologies. We believe these technologies have the potential to improve efficiency, accuracy and scalability of certain business and technological processes but they also present potential risks and liabilities, including the potential for enhanced governmental or regulatory regulation and scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, errors, artificial intelligence hallucinations, as well as other factors that could adversely affect our reputation, business, operating results, and financial condition. There can be no assurance that we will realize any potential improvements or enhancements in our business from these technologies.

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

Our business relies on technology and automation to perform significant functions within our firm. Because of our reliance on technology, we may be susceptible to various forms of cyber-attacks by third parties or insiders. Like other financial services firms, we and our third-party service providers have been in the past and may in the future be the target of cyber-attacks. Though we take steps to mitigate the various cyber threats and devote significant resources to maintain and update our systems and networks, we may be unable to anticipate attacks or to implement adequate preventative measures. We are not aware of any material losses we have incurred relating to cyber-attacks or other information security breaches, though we may experience such material losses in the future. Our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including denial‑of‑service attacks, viruses, malicious software, attacks leveraging artificial intelligence tools or methods, ransomware, break‑ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain or otherwise result in financial losses or damages to our firm. Furthermore, security measures employed by third-party service providers may ultimately prove to be ineffective at countering threats and therefore could result in adverse impacts to our business, operations, or confidential information, depending upon our relationship with and exposure to a given services provider and the nature of the services provided. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or may not cover any losses. Breaches of our cybersecurity measures or those of our third-party service providers could result in any of the following: unauthorized access to our systems; unauthorized access to and misappropriation of information or data, including confidential or proprietary information about ourselves, third parties with whom we do business or our proprietary systems; viruses, worms, spyware, ransomware, or other malware being placed in our systems and intellectual property; deletion or modification of client information; or a denial‑of‑service or other interruptions to our business operations. Any actual or perceived breach of our cybersecurity could damage our reputation, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our performance is substantially dependent on the performance of our senior management, including Douglas Cifu, our Chief Executive Officer, Joseph Molluso, our Co-President and Co-Chief Operating Officer, Brett Fairclough, our Co-President and Co-Chief Operating Officer, Cindy Lee, our Chief Financial Officer and Stephen Cavoli, our Executive Vice President, Global Head of Execution Services. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees. In particular, Mr. Cifu invests in other businesses and spends time on such matters, which could divert his attention from us. Our employment agreement with Mr. Cifu specifically permits his participation in and attention to certain other business activities, including but not necessarily limited to his role as the Vice Chairman and Alternate Governor of the Florida Panthers, a National Hockey League franchise. We cannot guarantee that these or other permitted outside activities will not impact his performance as Chief Executive Officer.

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

Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. Potential events or disruptions of this nature include significant rainfall, flooding, increased frequency or intensity of wildfires, prolonged drought, rising sea levels and rising heat index, any of which could result in operational risk to our Company or could cause broader market wide disruptions. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

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

Further, because cryptocurrency, along with other digital assets, is a new and emerging asset class with unique electronic exposure, there is a high degree of fraud, theft, cyberattacks and other forms of risk in the cryptocurrency space, and legal, regulatory and market standards around market conduct, transparency, custody, segregation of client assets, clearing and settlement for these assets, including when traded in spot, ETP/ETF, or other form, are all evolving or unsettled, which can increase risks for us and other market participants. The potential for new rules or regulations or the application of existing rules or regulations related to cryptocurrency and digital assets could also increase the costs and risks associated with participating in these markets. While the Company employs a variety of controls to mitigate risk of loss and theft in the cryptocurrency positions we maintain, it is possible, for example, for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for our cryptocurrency exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss, we could lose customers and clients as a result of reputational damage, and we may face regulatory or legal consequences. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

Legal and Regulatory Risks

Regulatory and legal uncertainties could harm our business.

Securities and derivatives businesses are heavily regulated. Firms in the financial services industry have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased considerably. In addition, following recent congressional, regulatory and news media attention to U.S. equities market structure, the regulatory and enforcement environment has created uncertainty with respect to various types of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. The retail trading environment in the U.S., relationships between broker-dealers and market making firms, short selling and “high frequency” and other forms of low latency or electronic trading strategies have continued to be the focus of extensive regulatory scrutiny by federal, state and foreign regulators and SROs, and such scrutiny may continue. Our market making and trading activities are characterized by substantial volumes, an emphasis on technology and certain other characteristics that are also commonly associated with high frequency trading and we engage in direct-to-client market making services across multiple asset classes primarily to sell-side clients including global, national and regional broker-dealers and banks and in the context of our market making and trading activities, we are party to various remuneration and rebate arrangements, including payment for order flow, profit-sharing relationships, and exchange fee and rebate structures.

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

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/Markets in Financial Investments Regulation (“MiFIR”), which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including VFIL, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposed additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of trading venues known as Organized Trading Facilities, and the promulgation of a bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime has been under review, with European Union authorities making further changes to the regime. On February 28, 2024, Directive (EU) 2024/790 amending MiFID II and Regulation (EU) 2024/791 amending Regulation (EU) No 600/2014 (also known as “MiFIR”) as regards enhancing data transparency, removing obstacles to the emergence of consolidated tapes, optimizing the trading obligations and prohibiting receiving payment for order flow were each adopted. The two acts entered into force on March 28, 2024, with the MiFIR amending regulation applying from that date, and the MiFID II amendments requiring adoption by Member States by September 29, 2025. These changes at the ‘Level 1’ legislative level include a substantial number of ‘Level 2’ measures, including by means of regulatory technical standards and implementing technical standards, that are yet to be developed. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the 2008 financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators have been implementing in the various jurisdictions in which our lenders may be incorporated. In the E.U., on December 24, 2019, a Regulation on the prudential requirements for Investment Firms (“IFR”) and a Directive on the prudential supervision of Investments Firms (“IFD”) entered into force. The IFR and IFD introduced new prudential requirements for investment firms, classifying them into different categories depending on the Company’s balance-sheet size and types of activity. The main provisions of the IFR and IFD were applicable from the end of June 2021. Article 60 of the IFR and Article 66 of the IFD mandate that the European Commission submit a report to the Council and the Parliament regarding multiple aspects of the IFR and IFD, which may include a legislative proposal to amend the prudential framework applicable to investment firms. On February 1, 2023, the Commission submitted a Call for Advice to the European Banking Authority (“EBA”) and ESMA in this context. On June 3, 2024, the European Banking Authority and ESMA issued a Discussion Paper, calling for advice from respondents in the public on the investment firms prudential framework, seeking comments by September 3, 2024. The Discussion Paper seeks comments in respect of various elements of the IFR and IFD, including the categorization of investment firms, the adequacy and methodology of own funds requirements, the liquidity requirements, prudential consolidation of investment firm groups, remuneration, among others. Developments in prudential rules could in certain cases lead to more stringent capital and liquidity requirements, which could also result in certain of our lenders revising the terms of our borrowing facilities or margin financing arrangements, reducing the amount of financing they provide, or ceasing to provide us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pending, proposed and other potential changes in laws and rules may adversely impact our business.

Certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to payment for order flow, off-exchange trading, additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the Committee on Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding Gamestop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow and short-selling. The prior SEC administration proposed several rule changes focused on equity market structure reform, some of which have been adopted. Specifically, the SEC under the previous administration (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”) which have a compliance date commencing in November 2025, (ii) adopted amendments to Rule 605 of Regulation NMS, which has a compliance date on or about December 15, 2025, (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing November 2024 but is currently subject to legal challenge, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by the United States District Court. Additional proposals under the prior SEC administration which could impact our operations if adopted include (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change the U.S. equities market structure, the routing, handling and potentially the amount, character, and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements, and (iv) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. If adopted, these or other potential rule changes may alter the market structure for NMS securities in ways that would disfavor the current competing market center model and lessen the amount of volume executed off-exchange in favor of a central limit order book model or other centralized model for order interaction. Proposed revisions to SEC Rule 3b-16, Regulation ATS, and Regulation SCI would increase the number of technology platforms that meet the definition of an exchange and would then be required to register as an exchange or alternatively operate as an ATS, and/or operate under the more complex and costly Regulation SCI regime. Proposed changes to Regulation ATS would revise the format of Form ATS required to be filed and would impose additional disclosures and costs to rewrite and refile those forms. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC’s authority. The FTC is appealing the ruling and therefore its implementation has not yet been definitively resolved. These recently adopted and potential additional changes, as well as other rules, regulations, executive orders or other changes in the legal or regulatory environment applicable to us and our business, may impose additional technological, operational and compliance costs on us and create uncertainty with regard to their effects. Regulators may propose other market structure changes, particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

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

Domestic and foreign stock exchanges, other SROs and state and foreign securities commissions can censure, fine, impose undertakings, issue cease‑and‑desist orders and suspend or expel a broker‑dealer or other market participant or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to endeavor to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have been, are currently, and may in the future be, the subject of one or more regulatory or SRO enforcement actions, including but not limited to targeted and routine regulatory inquiries and investigations involving Best Execution, Regulation NMS, Regulation SHO, Regulation SCI, market access rules, capital requirements and other domestic and foreign securities rules and regulations. We and other broker-dealers and trading firms have also been the subject of requests for information and documents from the SEC and other regulators. We have cooperated and complied with these requests for information and documents. Our business or reputation could be negatively impacted if it were determined that disciplinary or other enforcement actions were required. To continue to operate and to expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

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

Failure to maintain the required minimum capital may subject our regulated subsidiaries to a fine, the requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, reputational harm, and ultimately could require the relevant entity’s liquidation. Events relating to capital adequacy could give rise to regulatory actions that could limit business expansion or require business reduction. SEC and SRO net capital rules prohibit payments of dividends, redemptions of stock, prepayments of subordinated indebtedness and the making of any unsecured advances or loans to a stockholder, employee or affiliate, in certain circumstances, including if such payment would reduce the Company’s net capital below required levels. Similar issues and risks arise in connection with the capital adequacy requirements of foreign regulators.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. In 2016, Estonia, one of the original members, withdrew its support for the proposal. As of December 31, 2024, such tax has not yet been implemented. On October 15, 2020, the Spanish Government published Law 5/2020 on the Spanish Financial Transaction Tax (“Spanish FTT”). The Spanish FTT constitutes a tax to be applied to acquisitions of equity shares in Spanish companies having a market capitalization greater than EUR1bn (as of 1st December the previous year), that are admitted to trading on a Spanish market or a market based in another E.U. member state. The Spanish FTT was applied to transactions from trade date of January 14, 2020, although it does contain certain exemptions, including in relation to market making activity.

In 2013, former U.S. Representative Peter DeFazio and former Senator Thomas Harkin introduced proposed legislation, a bill entitled the “Wall Street Trading and Speculators Tax Act,” which would have, subject to certain exceptions, imposed an excise tax on the purchase of a security, including equities, bonds, debentures, other debt and interests in derivative financial instruments, if the purchase occurred or was cleared on a trading facility in the U.S. and the purchaser or seller is a

U.S. person. More recently, in late 2018 and 2019 U.S. legislators, including U.S. Senators Kirsten Gillibrand and Brian Schatz, announced proposals or plans that include a financial transaction fee. At the state level, the state of New Jersey considered a bill in the state legislature providing for a financial transaction tax on trades processed on any server located in New Jersey, with other states, including New York, discussing similar measures. Discussions in New York have included a proposed bill which would reestablish a stock transfer tax by repealing a rebate previously implemented and applied to such tax since 1981. Additional legislation may be proposed at the federal and state levels from time to time.

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

Following the UK’s withdrawal of its membership from the EU in 2020, an event commonly referred to as “Brexit” and the conclusion of a subsequent transition period in 2021, U.K. investment firms which had previously used passporting permissions under MiFID II to provide services to clients in the E.U., ceased to subject to the E.U.’s MiFID II regime, and E.U. investment firms could no longer automatically access U.K. markets on the basis of MiFID passporting rights. Following Brexit, Virtu services its UK client-base via various means, including a UK authorized third-country branch of VETL, and by its UK investment firm, VIUK, which is authorized and regulated by the FCA with permission to operate an MTF.

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

In connection with the Acquisition of KCG and the ITG Acquisition, we assumed potential liabilities, indemnification obligations, and other risks relating to KCG’s and ITG’s business, including but not limited to those liabilities and risks arising from or related to pending, threatened or potential litigation or regulatory matters. In some instances, these matters may ultimately result in a disciplinary action and/or a civil or administrative action, penalties, fines, judgments, censures and settlements. To the extent we have not identified such liabilities or miscalculated their potential financial impact, these liabilities could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 56.9% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 56.9% of the Virtu Financial Units as of December 31, 2024. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equity holders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (“First Lien Term B-1 Loan Facility”). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equity holders (including us), or the ability of its subsidiaries to make distributions to it. These include:

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

The Founder Post‑IPO Member controls approximately 87.0% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock, each share of which is entitled to 1 vote and 10 votes, respectively, on all matters submitted to a vote of our stockholders.

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

As of December 31, 2024, we had 84,976,325 shares of Class A Common Stock outstanding and 5,564,532 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan (as defined below) upon the vesting of granted but unvested restricted stock units, excluding 2,606,625 shares of Class A Common Stock issuable pursuant to the Amended and Restated 2015 Management Incentive Plan but not yet granted, and 68,653,710 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 79,128,972 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining balance of 80,065,595 shares of Class A Common Stock outstanding as of December 31, 2024 (including shares issuable upon exchange and/or conversion, or vesting) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these 79,008,091 shares of our Class A Common Stock, including shares issuable upon exchange, conversion or vesting as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed a registration statement under the Securities Act registering 26,000,000 shares of our Class A Common Stock reserved for issuance under our Amended and Restated 2015 Management Incentive Plan, 2,606,625 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, another former stockholder, and piggyback registration rights to certain of the other Virtu Post-IPO Members.

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
•after the Triggering Event, provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent;
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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), vandalism, terrorist attacks, geopolitical and/or global conflict, war, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Virtu has established a Global Security team that, together with the Company’s Chief Information Security Officer (“CISO”), is responsible for the strategic planning, execution, and enforcement of security initiatives and policies for the Company’s business units (the “Security Program”). The CISO reports directly to the Chief Executive Officer, and together with the Global Security team, possesses significant experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. As part of its Security Program, the Company has developed policies and procedures governing cybersecurity (the “Cybersecurity Program”).

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

Our Risk Committee assists our Board of Directors (the “Board”) in its oversight of cybersecurity risk in accordance with its charter. The Risk Committee receives at least annually, and the Board receives periodically, reports from our CISO and other members of senior management, which include updates on the Company’s cyber risks and threats, its Cybersecurity Program, the status of projects to augment our information security systems, assessments of the Security Program, and the emerging threat landscape.

We face a number of cybersecurity risks in connection with our business. Although we maintain and enforce our Cybersecurity Program, we may not detect or prevent all attempts to compromise our systems or otherwise cause breaches or disruptions, which could result in material impacts to our operations or financial condition. As of the date of the filing of this Annual Report on Form 10-K, we are not aware of any material impact to our results of operations or financial conditions resulting from cyberattacks or other information security breaches. For more information about the cybersecurity risks we face, see the risk factor entitled “We could be the target of a significant cyber-attack, threat or incident that impairs internal systems, results in adverse consequences to information our system process, store or transmit or causes reputation or monetary damages as a consequence” in Item 1A - Risk Factors.

ITEM 2. PROPERTIES

Our headquarters are located in leased office space at 1633 Broadway, New York, NY 10019. We also lease space for our offices in the U.S., Canada, Europe, and Asia-Pacific, and services in all segments are performed in each of these locations. We believe that our existing facilities are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 15 “Commitments, Contingencies and Guarantees” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on Nasdaq under the ticker symbol “VIRT.” There is no established public trading market for Class B Common Stock, Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of February 19, 2025, there are forty-five stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, six stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our Board of Directors has adopted a policy of returning excess cash to our stockholders. The Board of Directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2024, 2023, and 2022. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs and RSAs (each as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s Board of Directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings.”

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from December 31, 2019 through December 31, 2024, with the S&P 500 Index and the NYSE Arca Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities

Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

300
250
200
150
100
50
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
6/30/2023
12/29/2023
6/28/2024
12/30/2024
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

Index	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/30/2022	6/30/2023	12/29/2023	06/28/2024	12/30/2024
Virtu Financial Inc.	100.00	151.08	164.42	177.26	188.33	149.69	133.33	108.76	132.35	144.56	234.78
S&P 500	100.00	95.96	116.26	133.02	147.52	117.17	118.84	137.75	147.64	169.01	182.83
NYSE Arca Securities Broker/Dealer	100.00	93.62	130.03	161.55	167.66	131.31	154.67	162.44	191.92	217.47	278.21

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

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program to $170 million. On May 4, 2021 the Company’s Board of directors authorized the expansion of the program, increasing the total authorized to $470 million and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million total and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through

April 24, 2026. The Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. From the inception of the program through December 31, 2024, the Company has repurchased approximately 50.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,281.8 million. The Company has approximately $438.2 million of remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.
The following table contains information about the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024
Class A Common Stock repurchases	666,538	$31.85	635,708	$475,055,810

November 1, 2024 - November 30, 2024
Class A Common Stock repurchases	518,675	34.7	518,675	457,056,187

December 1, 2024 - December 31, 2024
Class A Common Stock repurchases	518,886	36.50	517,749	438,159,344

Total Common Stock repurchases	1,704,099	$34.13	1,672,132	$438,159,344
(1) Includes the repurchase of 31,967 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2024
During the year ended December 31, 2024, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 43,391 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2024:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Amended and Restated 2015 Management Incentive Plan	813,750	$19.00	2,606,625
Equity compensation plans not approved by security holders	None	—	—	—
Total		813,750	$19.00	2,606,625

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2024 and 2023 should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024, which are included in Part II, Item 8 of this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

For discussion around our results of operations for the year ended December 31, 2023 and for a comparison of our results of operations for the year ended December 31, 2023 and year ended December 31, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K, because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report on Form 10-K are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in this Annual Report on Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•volatility in levels of overall trading activity;
•dependence upon trading counterparties, clients and clearing houses performing their obligations to us;
•failures of our customized trading platform;
•risks inherent to the electronic market making business and trading generally;
•SEC proposals under the prior administration focused on equity markets which may, if adopted, materially change U.S. equity market structure, including by reducing overall trading volumes, reducing off-exchange trading and market making opportunities, requiring additional tools, platforms and services to register as an ATS or exchange, and generally increasing the implicit and explicit cost as well as the complexity of the U.S. equities eco-system for all participants;
•additionally, enhanced regulatory, congressional, and media scrutiny, including attention to electronic trading, wholesale market making and off-exchange trading, payment for order flow, and other market structure topics may result in additional potential changes in regulation or law which could have an adverse effect on our business as well as adversely impact the public’s perception of us or of companies in our industry;
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
•the effects of and changes in economic conditions (such as volatility in the financial markets, increased inflation, monetary conditions and foreign currency and continued or exacerbated exchange rate fluctuations, foreign currency controls and/or government mandated pricing controls, as well as in trade, tariff, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities), and other global events such as fires, geopolitical conflicts, natural disasters, pandemics or extreme weather;
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
•risks associated with losing access to a significant exchange or other trading venue; and
•risks associated with changes in governmental administrations and agencies.

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

Basis of Preparation

Our Consolidated Financial Statements for the years ended December 31, 2024 and 2023 reflect our operations and those of our consolidated subsidiaries.

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

Credit Agreement

On January 13, 2022 (the “Credit Agreement Closing Date”), VFH and Virtu Financial entered into a credit agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Original Credit Agreement”). The Original Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the previous credit agreement entered into in relation to the ITG Acquisition, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

On June 21, 2024 (the “Amendment Effective Date”), the Company entered into Amendment No. 1 to the Original Credit Agreement (as amended, the “Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “New Term Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Original Credit Agreement. Additionally, the Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment Effective Date.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2024, options to purchase 1,646,500 shares in the aggregate were forfeited and 6,767,750 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	Years Ended December 31,
Market Making	2024	2023	2022
Total revenue	$2,374,096	$1,843,523	$1,812,839
Total operating expenses	1,783,044	1,527,921	1,332,280
Income (loss) before income taxes and noncontrolling interest	591,052	315,602	480,559
Execution Services
Total revenue	507,230	446,542	514,241
Total operating expenses	445,470	436,102	472,899
Income (loss) before income taxes and noncontrolling interest	61,760	10,440	41,342
Corporate
Total revenue	(4,377)	3,308	37,732
Total operating expenses	3,465	4,219	2,835
Income (loss) before income taxes and noncontrolling interest	(7,842)	(911)	34,897
Consolidated
Total revenue	2,876,949	2,293,373	2,364,812
Total operating expenses	2,231,979	1,968,242	1,808,014
Income (loss) before income taxes and noncontrolling interest	$644,970	$325,131	$556,798

The following table shows our results of operations for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenues:
Trading income, net	$1,822,437	$1,301,344	$1,628,898
Interest and dividends income	462,070	462,566	159,120
Commissions, net and technology services	516,783	455,598	529,845
Other, net	75,659	73,865	46,949
Total revenue	2,876,949	2,293,373	2,364,812

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	674,426	508,358	619,168
Communication and data processing	236,446	230,760	219,505
Employee compensation and payroll taxes	434,823	394,039	390,947
Interest and dividends expense	529,177	500,467	231,060
Operations and administrative	97,002	98,972	86,069
Depreciation and amortization	65,816	63,306	66,377
Amortization of purchased intangibles and acquired capitalized software	50,471	63,960	64,837
Termination of office leases	16,224	455	6,982
Debt issue cost related to debt refinancing, prepayment and commitment fees	29,479	8,317	29,910
Transaction advisory fees and expenses	313	314	1,124
Financing interest expense on long-term borrowings	97,802	99,294	92,035
Total operating expenses	2,231,979	1,968,242	1,808,014
Income before income taxes and noncontrolling interest	644,970	325,131	556,798
Provision for income taxes	110,435	61,210	88,466
Net income	$534,535	$263,921	$468,332

Selected Operating Margins
GAAP Net income Margin (1)	18.6%	11.5%	19.8%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2024	2023	2022
Net income	$534,535	$263,921	$468,332
Noncontrolling interest	(258,120)	(121,885)	(203,306)

Net income available for common stockholders	$276,415	$142,036	$265,026

Earnings per share
Basic	$2.98	$1.42	$2.45
Diluted	$2.97	$1.42	$2.44

Weighted average common shares outstanding
Basic	87,482,162	94,076,165	103,997,767
Diluted	87,821,576	94,076,165	104,422,443
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 63% and 57% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

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

Other, net can also include gains on sales of strategic investments and businesses, settlement fund recoveries, as well as revenues from service agreements related to the sale of businesses.

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

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to restricted stock units and restricted stock awards pursuant to the Amended and Restated 2015 Management Incentive Plan.

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

Termination of office leases. Termination of office leases represents the write-off expense and asset retirement obligations related to certain office space we ceased use of as part of the effort to integrate and consolidate office space. The aggregate write-off amount includes the impairment of operating lease right-of-use assets, leasehold improvements and fixed assets, and dilapidation charges.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 14 “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Non-GAAP Financial Measures and Other Items

To supplement our Consolidated Financial Statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP (“Non-GAAP”) financial measures of financial performance:

•“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or Trading income, net, plus Commissions, net and technology services, plus Interest and dividends income, less direct costs associated with those revenues, including Brokerage, exchange, clearance fees and payments for order flow, net, and Interest and dividends expense. We also disclose Adjusted Net Trading Income by segment, and as daily averages by dividing Adjusted Net Trading Income by the number of trading days in a given period. Starting in the fourth quarter of 2024, we began counting days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days, whereas previously such days were counted as whole days. Prior periods have not been restated as the impact of the change is immaterial in relation to our average daily Adjusted Net Trading Income. Management believes that Adjusted Net Trading Income is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our core business activities.
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

Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins (collectively, the “Company’s Non-GAAP Measures”) are non-GAAP financial measures used by management in evaluating operating performance and in making strategic decisions. In addition, the Company’s Non-GAAP Measures or similar non-GAAP financial measures are used by research analysts, investment bankers and lenders to assess our operating performance. Management believes that the presentation of the Company’s Non-GAAP Measures provides useful information to investors regarding our results of operations and cash flows because they assist both investors and management in analyzing and benchmarking the performance and value of our business. The Company’s Non-GAAP Measures provide indicators of general economic performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period. Furthermore, our Credit Agreement contains covenants and other tests based on metrics similar to Adjusted EBITDA. Other companies may define Adjusted Net Trading Income, Adjusted EBITDA, Normalized Adjusted Net Income, Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted EPS, and Operating Margins differently, and as a result the Company’s Non-GAAP Measures may not be directly comparable to those of other companies. Although we use the Company’s Non-GAAP Measures as financial measures to assess the performance of our business, such use is limited because they do not include certain material costs necessary to operate our business.

The Company’s Non-GAAP Measures should be considered in addition to, and not as a substitute for, Net Income in accordance with U.S. GAAP as a measure of performance. Our presentation of the Company’s Non-GAAP Measures should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. The Company’s Non-GAAP Measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, the Company’s Non-GAAP Measures are not intended as alternatives to Net Income as indicators of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using the Company’s Non-GAAP Measures along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. These U.S. GAAP measurements include operating Net Income, cash flows from operations and cash flow data. See below a reconciliation of each of the Company’s Non-GAAP Measures to the most directly comparable U.S. GAAP measure.

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$1,822,437	$1,301,344	$1,628,898
Interest and dividends income	462,070	462,566	159,120
Commissions, net and technology services	516,783	455,598	529,845
Brokerage, exchange, clearance fees and payments for order flow, net	(674,426)	(508,358)	(619,168)
Interest and dividends expense	(529,177)	(500,467)	(231,060)
Adjusted Net Trading Income	$1,597,687	$1,210,683	$1,467,635

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$534,535	$263,921	$468,332
Financing interest expense on long-term borrowings	97,802	99,294	92,035
Debt issue cost related to debt refinancing, prepayment, and commitment fees	29,479	8,317	29,910
Depreciation and amortization	65,816	63,306	66,377
Amortization of purchased intangibles and acquired capitalized software	50,471	63,960	64,837
Provision for income taxes	110,435	61,210	88,466
EBITDA	$888,538	$560,008	$809,957
Severance	7,930	8,793	8,070
Transaction advisory fees and expenses	313	314	1,124
Termination of office leases	16,224	455	6,982
Other	(69,795)	(65,536)	(34,229)
Share based compensation	75,475	63,933	67,219
Adjusted EBITDA	$918,685	$567,967	$859,123

Selected Operating Margins
GAAP Net income Margin (1)	18.6%	11.5%	19.8%
Non-GAAP Net income Margin (2)	33.5%	21.8%	31.9%
EBITDA Margin (3)	55.6%	46.3%	55.2%
Adjusted EBITDA Margin (4)	57.5%	46.9%	58.5%
(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.

(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$534,535	$263,921	$468,332
Provision for income taxes	110,435	61,210	88,466
Income before income taxes	644,970	325,131	556,798

Amortization of purchased intangibles and acquired capitalized software	50,471	63,960	64,837
Debt issue cost related to debt refinancing, prepayment, and commitment fees	29,479	8,317	29,910
Severance	7,930	8,793	8,070
Transaction advisory fees and expenses	313	314	1,124
Termination of office leases	16,224	455	6,982
Other	(69,795)	(65,536)	(34,229)
Share based compensation	75,475	63,933	67,219
Normalized Adjusted Net Income before income taxes	755,067	405,367	700,711
Normalized provision for income taxes (1)	181,217	97,286	168,171
Normalized Adjusted Net Income	$573,850	$308,081	$532,540

Weighted Average Adjusted shares outstanding (2)	161,845,371	167,782,513	177,688,188

Basic earnings per share	$2.98	$1.42	$2.45
Normalized Adjusted EPS	$3.55	$1.84	$3.00

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2024, 2023, and 2022.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,798,942	$23,495	$—	$1,822,437
Commissions, net and technology services	42,376	474,407	—	516,783
Interest and dividends income	451,329	10,741	—	462,070
Brokerage, exchange, clearance fees and payments for order flow, net	(573,382)	(101,044)	—	(674,426)
Interest and dividends expense	(524,158)	(5,019)	—	(529,177)
Adjusted Net Trading Income	$1,195,107	$402,580	$—	$1,597,687

	Year Ended December 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,283,680	$17,664	$—	$1,301,344
Commissions, net and technology services	29,571	426,027	—	455,598
Interest and dividends income	451,859	10,707	—	462,566
Brokerage, exchange, clearance fees and payments for order flow, net	(420,608)	(87,750)	—	(508,358)
Interest and dividends expense	(497,895)	(2,572)	—	(500,467)
Adjusted Net Trading Income	$846,607	$364,076	$—	$1,210,683

	Year Ended December 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,607,819	$21,079	$—	$1,628,898
Commissions, net and technology services	42,180	487,665	—	529,845
Interest and dividends income	158,664	456	—	159,120
Brokerage, exchange, clearance fees and payments for order flow, net	(524,762)	(94,406)	—	(619,168)
Interest and dividends expense	(225,427)	(5,633)	—	(231,060)
Adjusted Net Trading Income	$1,058,474	$409,161	$—	$1,467,635

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the years ended December 31, 2024, 2023, and 2022:

(in thousands, except %)	2024			2023			2022
Adjusted Net Trading Income by Segment:	Total	Average Daily (1)	%	Total	Average Daily	%	Total	Average Daily	%

Market Making	$1,195,107	$4,771	74.8%	$846,607	$3,386	69.9%	$1,058,474	$4,217	72.1%

Execution Services	402,580	1,607	25.2%	364,076	1,456	30.1%	409,161	1,630	27.9%

Corporate	—	—	—%	—	—	—%	—	—	—%

Adjusted Net Trading Income	$1,597,687	$6,378	100.0%	$1,210,683	$4,842	100.0%	$1,467,635	$5,847	100.0%

(1) Effective fourth quarter 2024, we began counting days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days. Prior periods have not been restated as the impact of the change is immaterial in relation to our average daily Adjusted Net Trading Income.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total Revenues

Our total revenues increased $583.5 million, or 25.4%, to $2,876.9 million for the year ended December 31, 2024, compared to $2,293.4 million for the year ended December 31, 2023. This increase was primarily attributable to an increase of $521.1 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $61.2 million in Commissions, net and technology services driven by strengthened institutional engagement during the year ended December 31, 2024 compared to the same period in 2023.

The following table shows the total revenues by segment for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
(in thousands, except for percentage)	2024	2023	% Change
Market Making
Trading income, net	$1,798,942	$1,283,680	40.1%
Interest and dividends income	451,329	451,859	(0.1)%
Commissions, net and technology services	42,376	29,571	43.3%
Other, net	81,449	78,413	3.9%
Total revenues from Market Making	$2,374,096	$1,843,523	28.8%

Execution Services
Trading income, net	$23,495	$17,664	33.0%
Interest and dividends income	10,741	10,707	0.3%
Commissions, net and technology services	474,407	426,027	11.4%
Other, net	(1,413)	(7,856)	(82.0)%
Total revenues from Execution Services	$507,230	$446,542	13.6%

Corporate
Other, net	$(4,377)	$3,308	NM
Total revenues from Corporate	$(4,377)	$3,308	NM

Consolidated
Trading income, net	$1,822,437	$1,301,344	40.0%
Interest and dividends income	462,070	462,566	(0.1)%
Commissions, net and technology services	516,783	455,598	13.4%
Other, net	75,659	73,865	2.4%
Total revenues	$2,876,949	$2,293,373	25.4%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $521.1 million, or 40.0%, to $1,822.4 million for the year ended December 31, 2024, compared to $1,301.3 million for the year ended December 31, 2023. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the year ended December 31, 2024 compared to the same period in 2023. Rather than analyzing Trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Commissions, net and technology services, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income remained around the same level year-over-year, slightly decreasing by $0.5 million, or 0.1%, to $462.1 million for the year ended December 31, 2024, compared to $462.6 million for the year ended December 31, 2023. Fluctuations were primarily attributable to changes in interest income earned on cash collateral posted as part of securities borrowed transactions and securities purchased under the agreements to resell, driven by the movements of interest rates as well as the level of our activities in securities borrowing and reverse repurchase agreements. The slight decrease was due to overall lower interest rates for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $61.2 million, or 13.4%, to $516.8 million for the year ended December 31, 2024, compared to $455.6 million for the year ended December 31, 2023. This increase was driven by relatively higher client volumes and increasing institutional engagement compared to the same period in 2023. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $1.8 million, or 2.4%, to $75.7 million for the year ended December 31, 2024, compared to $73.9 million for the year ended December 31, 2023. The income for the years ended December 31, 2024 and 2023 were primarily related to gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $387.0 million, or 32.0%, to $1,597.7 million for the year ended December 31, 2024, compared to $1,210.7 million for the year ended December 31, 2023. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $1.6 million, or 33.3%, to $6.4 million for the year ended December 31, 2024, compared to $4.8 million for the year ended December 31, 2023. Taking shortened trading days into consideration for the year ended December 31, 2024, the number of trading days was 250.5 days, compared to 250 days for the year ended December 31, 2023 under the previous trading day convention. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $263.8 million, or 13.4%, to $2,232.0 million for the year ended December 31, 2024, compared to $1,968.2 million for the year ended December 31, 2023. The increase was primarily driven by increases in Brokerage, exchange, clearance fees and payments for order flow, net, Interest and dividends expense, Employee compensation and payroll taxes, and Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $166.0 million, or 32.7%, to $674.4 million for the year ended December 31, 2024, compared to $508.4 million for the year ended December 31, 2023. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $5.6 million, or 2.4%, to $236.4 million for the year ended December 31, 2024, compared to $230.8 million for the year ended December 31, 2023. This increase was primarily attributable to increased connectivity spending on market data, subscription, and communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $40.8 million, or 10.4%, to $434.8 million for the year ended December 31, 2024, compared to $394.0 million for the year ended December 31, 2023. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $44.7 million and $40.4 million for the years ended December 31, 2024 and 2023, respectively.

Interest and dividends expense. Interest and dividends expense increased $28.7 million, or 5.7%, to $529.2 million for the year ended December 31, 2024, compared to $500.5 million for the year ended December 31, 2023. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $2.0 million, or 2.0%, to $97.0 million for the year ended December 31, 2024, compared to $99.0 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in occupancy expenses.

Depreciation and amortization. Depreciation and amortization increased $2.5 million, or 3.9%, to $65.8 million for the year ended December 31, 2024, compared to $63.3 million for the year ended December 31, 2023. This increase was driven primarily by increased amortization of capitalized software compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $13.5 million, or 21.1%, to $50.5 million for the year ended December 31, 2024, compared to $64.0 million for the year ended December 31, 2023. This decrease was primarily attributable to certain intangible assets being fully amortized in 2023 and during 2024.

Termination of office leases. Termination of office leases increased $15.7 million to $16.2 million for the year ended December 31, 2024, compared to $0.5 million for the year ended December 31, 2023. The increase was related to the impairment of lease right-of-use assets and asset retirement obligations for certain abandoned or vacated office spaces in 2024.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $21.2 million, or 255.4%, to $29.5 million for the year ended December 31, 2024, compared to $8.3 million for the year ended December 31, 2023. The increase was primarily driven by the acceleration of capitalized debt issue cost and discount on our previous term loan as a result of refinancing during the year ended December 31, 2024. See Note 9 “Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the years ended December 31, 2024 and December 31, 2023. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings decreased $1.5 million, or 1.5%, to $97.8 million for the year ended December 31, 2024, compared to $99.3 million for the year ended December 31, 2023. This decrease was attributable to the decrease in outstanding principal as a result of the voluntary prepayment in December 2023, the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023, as well as a lower overall interest rate after our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $110.4 million and 17.1% for the year ended December 31, 2024, compared to a provision for income taxes and effective tax rate of $61.2 million and 18.8% for the year ended December 31, 2023.

Liquidity and Capital Resources

General

As of December 31, 2024, we had $872.5 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2024, we had borrowings under our prime brokerage credit facilities of approximately $123.0 million, borrowings under our broker dealer facilities of $10.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,767.3 million.

The majority of our trading assets consist of exchange-listed marketable securities, which are marked-to-market daily, and collateralized receivables from broker-dealers and clearing organizations arising from proprietary securities transactions. Collateralized receivables consist primarily of securities borrowed, receivables from clearing houses for settlement of securities transactions and, to a lesser extent, securities purchased under agreements to resell. We actively manage our liquidity, and we maintain significant borrowing facilities through the securities lending markets and with banks and prime brokers. We have continually received the benefit of uncommitted margin financing from our prime brokers globally. These margin facilities are secured by securities in accounts held at the prime brokers. For purposes of providing additional liquidity, we maintain a committed credit facility and an uncommitted credit facility for our wholly-owned U.S. broker-dealer subsidiary, as discussed in Note 9 “Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to certain direct or indirect equity holders of Virtu Financial described in Note 5 “Tax Receivable Agreements” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $114.0 million from February 2017 through December 2024. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary, Virtu Americas LLC (“VAL”) is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. VAL is a registered U.S. broker-dealer, and its primary regulators include the SEC and the Financial Industry Regulatory Authority (“FINRA”). In June 2023 our U.S. subsidiary RFQ-hub Americas LLC (“RAL”, which is currently held for sale, as described in Note 3 “Business Held for Sale”) became a registered U.S. broker-dealer and as such is subject to regulation and capital requirements from its primary regulators, the SEC and FINRA.

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

See Note 21 “Regulatory Requirement” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2024, there was an outstanding principal balance on our broker-dealer facilities of $10.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $123.0 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Credit Agreement

On January 13, 2022 (the “Credit Agreement Closing Date”), Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), entered into a credit agreement, with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Original Credit Agreement”). The Original Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the previous credit agreement entered into in relation to the ITG Acquisition, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

The term loan borrowings and revolver borrowings under the Original Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50% or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

In October 2019, the Company entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, the Company entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fixed interest payment obligations on $525.0 million and $1,000.0 million of principal under the previous first lien term loan facility in relation to the ITG Acquisition at rates of 4.3% and 4.4% through September 2024 and January 2025, respectively. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement. In January 2022, in order to align the swap agreements with the Original Credit Agreement, the Company amended each of the swap agreements to align the floating rate term of such swap agreements to SOFR. The effective fixed interest payment obligations remained at 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

In December 2023, the Company terminated the two interest rate swap arrangements and received $55.8 million in proceeds from the counterparty. The Company therefore dedesignated those cash flow hedges under ASC 815, and the amounts in AOCI related to the terminated swaps are amortized through interest expense. The Company simultaneously entered into a two-year $1,525.0 million floating-to-fixed interest rate swap agreement with the same counterparty (the “December 2023 Swap”). The December 2023 Swap met the criteria to be considered and was designated as a qualifying cash flow hedge under ASC 815 as of December 2023, and it effectively fixed interest payment obligations on $1,525.0 million of principal under the First Lien Term Loan Facility at a rate of 7.5% through November 2025, based on the interest rates set forth in the Original Credit Agreement.

On June 21, 2024 (the “Amendment Effective Date”), the Company entered into Amendment No. 1 to the Original Credit Agreement (the “Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the Credit Agreement, $1,245.0 million in aggregate principal amount of senior secured first lien term B-1 loans due 2031 (the “New Term Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Original Credit Agreement. Additionally, the Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment Effective Date.

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

As of December 31, 2024, $1,245.0 million was outstanding under the term loans. We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2024.

In connection with its entry into the Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The current interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the New Term Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

Prior to June 15, 2027, we may also redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of redemption.

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

Upon the occurrence of specified change of control events as defined in the Indenture, we must offer to repurchase the outstanding Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

Cash Flows

Our main sources of liquidity are cash flow from the operations of our subsidiaries, our broker-dealer credit facilities (as described above), margin financing provided by our prime brokers and cash on hand.

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
Net cash provided by (used in):	2024	2023	2022
Operating activities	$598,991	$491,777	$706,803
Investing activities	(61,847)	(94,484)	(29,530)
Financing activities	(469,565)	(585,032)	(735,745)
Effect of exchange rate changes on cash and cash equivalents	(9,048)	4,957	(24,239)
Net increase (decrease) in cash and cash equivalents	$58,531	$(182,782)	$(82,711)

Operating Activities

Net cash provided by operating activities was $599.0 million for the year ended December 31, 2024, compared to net cash provided by operating activities of $491.8 million for the year ended December 31, 2023. The change in net cash provided by operating activities was primarily attributable to higher net income as well as movements in noncash adjustments for the year ended December 31, 2024 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $61.8 million for the year ended December 31, 2024, compared with net cash used in investing activities of $94.5 million for the year ended December 31, 2023. The change in net cash used in investing activities was primarily attributable to decreases in acquisition of property and equipment and other investing activities for the year ended December 31, 2024.

Financing Activities

Net cash used in financing activities was $469.6 million for the year ended December 31, 2024, compared to Net cash used in financing activities of $585.0 million for the year ended December 31, 2023. The cash used in financing activities for the year ended December 31, 2024 was primarily attributable to $1,741.9 million of net proceeds from long-term borrowings and $38.5 million of net proceeds from short-term borrowings, offset by $1,727.0 million of repayment of our previous long-term borrowings, $299.4 million in dividends to stockholders and distributions made to noncontrolling interests, and $191.1 million in purchases of treasury stock. The cash used in financing activities of $585.0 million during the same period of 2023 primarily reflects $306.1 million net dividends to stockholders and distributions to noncontrolling interests and $229.0 million purchase of treasury stock.

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. Subsequently, the Company’s Board of Directors authorized expansions of the share repurchase program on February 11, 2021 to $170.0 million, on May 4, 2021 to $470.0 million (and extended the duration through May 4, 2022), on November 3, 2021 to $1,220.0 million (and extended the duration through November 3, 2023, and on November 2, 2023, further extended the program through December 31, 2024), and on April 24, 2024 to $1,720 million (and extended the duration through April 24, 2026).

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2024, the Company repurchased approximately 50.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,281.8 million. As of December 31, 2024, the Company has approximately of $438.2 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Contractual Obligations
Our expected material cash requirements include the following contractual obligations:
Debt
As of December 31, 2024, we had $1,245.0 million of outstanding principal on our First Lien Term B-1 Loan Facility. Each year, we are required to repay $12.5 million of this balance, with the remaining principal due in 2031. As of December 31, 2024, we also had $500.0 million of outstanding principal on our Senior Secured First Lien Notes, and the principal amount is due in 2031. Additionally, $22.3 million of our long-term debt related to the SBI bonds is due in 2026. See Note 9 “Borrowings” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.
Leases
We have lease arrangements, primarily for office space and technology and equipment. As of December 31, 2024, we had $74.2 million of operating lease payments and $8.5 million of finance lease payments due within twelve months, and $191.2 million of operating lease payments and $17.0 million of finance leases payments due after twelve months.
Tax Receivable Agreement
The ultimate amounts owed under the tax receivable agreement and timing of the amounts due are not presently known. As of December 31, 2024, a total of $196.6 million has been recorded for amounts due pursuant to tax receivable agreements in the Consolidated Financial Statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.
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

The fair values for substantially all of our financial instruments owned and financial instruments sold but not yet purchased are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Consolidated Financial Statements. See Note 10 “Financial Assets and Liabilities” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

We provide trade order routing from our execution management system (“EMS”) to our execution services offerings, with each trade order routed through the EMS representing a separate performance obligation, which is the trade date for that trade order routed, that is satisfied at a point in time. A portion of the commissions earned on the trade is then allocated to Workflow Technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to Commissions, net using a residual allocation approach. Commissions earned are fixed and revenue is recognized on the trade date.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Amended and Restated 2015 Management Incentive Plan were in the form of stock options, Class A Common Stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. The assessment of the performance condition becomes certain within the year of grant. At year end there is no future assessment that would affect grants with a performance condition. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

Income Taxes

We conduct our business globally through a number of separate legal entities. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses and the tax laws and regulations of each legal jurisdiction in which we operate.

Certain of our wholly owned subsidiaries are subject to income taxes in foreign jurisdictions. The provision for income tax is composed of current tax and deferred tax. Current tax represents the tax on current year tax returns, using tax rates enacted at the balance sheet date. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $18.4 million, $21.7 million, and $21.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

Recent Accounting Pronouncements

For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 “Summary of Significant Accounting Policies” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our customer market making activities involve the taking of position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Company’s senior trading personnel, the independent risk group and senior management.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at December 31, 2024 and December 31, 2023 was $7.8 billion and $7.4 billion, respectively, in long positions and $6.4 billion and $6.1 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 17.9% and 16.2% of our total revenues for the years ended December 31, 2024 and 2023, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $51.4 million and $37.3 million for the years ended December 31, 2024 and 2023, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Virtu Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Trading income, net (“Trading Income”)

As described in Note 2 to the consolidated financial statements, $1.822 billion of the Company’s Trading Income for the year ended December 31, 2024 is composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased, are recorded on the trade date and reported on a net basis in the consolidated statements of comprehensive income.

The principal considerations for our determination that performing procedures relating to Trading Income is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the transactions which comprise the trading income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s calculation of Trading Income, including controls over the completeness, accuracy, existence, and valuation of trading assets and trading liabilities. These procedures also included, among others, testing of the inputs used by management in their trading income calculations and independently recalculating trading income. The procedures performed over testing of the inputs include (i) confirming a sample of trading assets, trading liabilities and cash (collectively the “equity value”) within each trading portfolio at the balance sheet date with external third parties; (ii) developing independent prices for a sample of trading assets and liabilities at the balance sheet date and comparing management’s prices to the independently developed prices; (iii) testing a sample of purchases and sales throughout the year by agreeing the quantity and price to settlement documentation, and (iv) testing the equity value of a sample of trading portfolios throughout the year and at year-end by comparing the amounts to third party clearing statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2025

We have served as the Company’s auditor since 2018.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$872,513	$820,436
Cash restricted or segregated under regulations and other	41,478	35,024
Securities borrowed	2,294,529	1,722,440
Securities purchased under agreements to resell	983,941	1,512,114
Receivables from broker-dealers and clearing organizations ($51,595 and $— at fair value, as of December 31, 2024 and December 31, 2023, respectively)	1,100,850	737,724
Trading assets, at fair value:
Financial instruments owned	5,520,015	6,127,752
Financial instruments owned and pledged	2,282,637	1,230,859
Receivables from customers	149,804	106,245
Property, equipment and capitalized software (net of accumulated depreciation of $380,202 and $367,779 as of December 31, 2024 and December 31, 2023, respectively)	91,415	100,365
Operating lease right-of-use assets	175,046	229,499
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $428,460 and $381,973 as of December 31, 2024 and December 31, 2023, respectively)	203,188	257,520
Deferred tax assets	135,046	133,760
Assets of business held for sale	4,615	—
Other assets ($158,326 and $84,521, at fair value, as of December 31, 2024 and December 31, 2023, respectively)	357,740	303,720
Total assets	$15,361,743	$14,466,384

Liabilities and equity
Liabilities
Short-term borrowings	$38,541	$—
Securities loaned	2,431,878	1,329,446
Securities sold under agreements to repurchase	1,271,788	1,795,994
Payables to broker-dealers and clearing organizations ($136,736 and $7,661, at fair value, as of December 31, 2024 and December 31, 2023, respectively)	918,566	1,167,712
Payables to customers	46,112	23,229
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	6,440,971	6,071,352
Tax receivable agreement obligations	196,592	216,480
Accounts payable, accrued expenses and other liabilities	558,100	451,293
Operating lease liabilities	229,825	278,317
Long-term borrowings	1,740,467	1,727,205
Liabilities of business held for sale	1,526	—
Total liabilities	13,874,366	13,061,028

Commitments and Contingencies (Note 15)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 137,479,751 and 134,901,037 shares, Outstanding — 84,976,325 and 89,092,686 shares at December 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2024 and December 31, 2023, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,561,970 and 8,607,998 shares at December 31, 2024 and December 31, 2023, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2024 and December 31, 2023, respectively	1	1
Treasury stock, at cost, 52,503,426 and 45,808,351 shares at December 31, 2024 and December 31, 2023, respectively	(1,339,913)	(1,166,299)
Additional paid-in capital	1,432,240	1,351,574
Retained earnings (accumulated deficit)	1,168,908	1,000,403

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2024	December 31, 2023
Accumulated other comprehensive income (loss)	(7,063)	17,047
Total Virtu Financial Inc. stockholders' equity	1,254,174	1,202,727
Noncontrolling interest	233,203	202,629
Total equity	1,487,377	1,405,356

Total liabilities and equity	$15,361,743	$14,466,384
See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Revenues:
Trading income, net	$1,822,437	$1,301,344	$1,628,898
Interest and dividends income	462,070	462,566	159,120
Commissions, net and technology services	516,783	455,598	529,845
Other, net	75,659	73,865	46,949
Total revenue	2,876,949	2,293,373	2,364,812

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	674,426	508,358	619,168
Communication and data processing	236,446	230,760	219,505
Employee compensation and payroll taxes	434,823	394,039	390,947
Interest and dividends expense	529,177	500,467	231,060
Operations and administrative	97,002	98,972	86,069
Depreciation and amortization	65,816	63,306	66,377
Amortization of purchased intangibles and acquired capitalized software	50,471	63,960	64,837
Termination of office leases	16,224	455	6,982
Debt issue cost related to debt refinancing, prepayment and commitment fees	29,479	8,317	29,910
Transaction advisory fees and expenses	313	314	1,124
Financing interest expense on long-term borrowings	97,802	99,294	92,035
Total operating expenses	2,231,979	1,968,242	1,808,014
Income before income taxes and noncontrolling interest	644,970	325,131	556,798
Provision for income taxes	110,435	61,210	88,466
Net income	534,535	263,921	468,332
Noncontrolling interest	(258,120)	(121,885)	(203,306)

Net income available for common stockholders	$276,415	$142,036	$265,026

Earnings per share
Basic	$2.98	$1.42	$2.45
Diluted	$2.97	$1.42	$2.44

Weighted average common shares outstanding
Basic	87,482,162	94,076,165	103,997,767
Diluted	87,821,576	94,076,165	104,422,443

Net income	$534,535	$263,921	$468,332
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(9,048)	4,957	(24,254)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(32,251)	(36,993)	90,865
Comprehensive income	493,236	231,885	534,943
Less: Comprehensive income attributable to noncontrolling interest	(240,931)	(104,406)	(228,117)
Comprehensive income attributable to common stockholders	$252,305	$127,479	$306,826

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2024, 2023, and 2022

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2021	131,497,645	$1	9,359,065	$—	60,091,740	$1	(18,326,863)	$(494,075)	$1,223,119	$830,538	$(10,196)	$1,549,388	$314,230	$1,863,618
Share based compensation	1,897,030	—	—	—	—	—	—	—	71,597	—	—	71,597	—	71,597
Repurchase of Class C common stock	—	—	(236,069)	—	—	—	—	—	(8,256)	—	—	(8,256)	—	(8,256)
Treasury stock purchases	(684,730)	—	—	—	—	—	(16,195,427)	(460,562)	—	(19,982)	—	(480,544)	—	(480,544)
Stock option exercised	268,879	—	—	—	—	—	—	—	5,109	—	—	5,109	—	5,109
Net Income	—	—	—	—	—	—	—	—	—	265,026	—	265,026	203,306	468,332
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(13,605)	(13,605)	(10,649)	(24,254)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	55,405	55,405	35,460	90,865
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(103,265)	—	(103,265)	(272,019)	(375,284)
Issuance of Common Stock in connection with employee exchanges	92,930	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(92,930)	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	39,200	39,200
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	1,044	—	—	1,044	—	1,044
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,627,823	—	—	—	—	—	—	—	66,644	—	—	66,644	—	66,644
Repurchase of Class C common stock	—	—	(235,674)	—	—	—	—	—	(3,896)	—	—	(3,896)	—	(3,896)
Treasury stock purchases	(984,934)	—	—	—	—	—	(11,286,061)	(211,662)	—	(19,119)	—	(230,781)	—	(230,781)
Stock option exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	142,036	—	142,036	121,885	263,921
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	6,952	6,952	(1,995)	4,957
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(21,509)	(21,509)	(15,484)	(36,993)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(94,831)	—	(94,831)	(211,305)	(306,136)
Issuance of Common Stock in connection with employee exchanges	186,394	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(186,394)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(3,787)	—	—	(3,787)	—	(3,787)
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,884,150	—	—	—	—	—	—	—	67,741	—	—	67,741	—	67,741
Repurchase of Class C common stock	—	—	(2,637)	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Treasury stock purchases	(1,044,103)	—	—	—	—	—	(6,695,075)	(173,614)	—	(18,864)	—	(192,478)	—	(192,478)
Stock option exercised	695,276	—	—	—	—	—	—	—	13,210	—	—	13,210	—	13,210
Net Income	—	—	—	—	—	—	—	—	—	276,415	—	276,415	258,120	534,535
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,637)	(5,637)	(3,411)	(9,048)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(18,473)	(18,473)	(13,778)	(32,251)

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2024 and 2023

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Distribution from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(89,046)	—	(89,046)	(210,357)	(299,403)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock in connection with employee exchanges	43,391	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(43,391)	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(209)	—	—	(209)	—	(209)
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$534,535	$263,921	$468,332

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,816	63,306	66,377
Amortization of purchased intangibles and acquired capitalized software	50,471	63,960	64,837
Debt issue cost related to debt refinancing and prepayment	22,563	1,098	24,316
Amortization of debt issuance costs and deferred financing fees	6,861	11,388	6,919
Termination of office leases	16,224	455	4,707
Share-based compensation	75,475	63,933	67,219
Deferred taxes	4,247	19,069	(3,468)
Other	(37,145)	(12,795)	11,392
Changes in operating assets and liabilities:
Securities borrowed	(572,089)	(534,766)	161,648
Securities purchased under agreements to resell	528,173	(1,175,115)	(217,546)
Receivables from broker-dealers and clearing organizations	(363,320)	290,193	(1,110)
Trading assets, at fair value	(444,041)	(2,728,059)	(373,597)
Receivables from customers	(43,559)	(25,415)	65,646
Operating lease right-of-use assets	44,422	(42,057)	28,670
Other assets	(57,404)	20,331	(62,799)
Securities loaned	1,102,432	269,014	(81,616)
Securities sold under agreements to repurchase	(524,206)	1,168,445	113,224
Payables to broker-dealers and clearing organizations	(244,057)	886,208	(276,646)
Payables to customers	22,883	(23,296)	(8,474)
Trading liabilities, at fair value	369,619	1,874,378	686,195
Operating lease liabilities	(48,492)	39,115	(33,322)
Accounts payable, accrued expenses and other liabilities	89,583	(1,534)	(4,101)
Net cash provided by operating activities	598,991	491,777	706,803

Cash flows from investing activities
Development of capitalized software	(41,886)	(38,355)	(37,658)
Acquisition of property and equipment	(12,427)	(37,774)	(27,201)
Other investing activities	(7,534)	(18,355)	35,329
Net cash used in investing activities	(61,847)	(94,484)	(29,530)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(299,403)	(306,136)	(375,284)
Repurchase of Class C common stock	—	(1,566)	(8,256)
Purchase of treasury stock	(191,138)	(229,012)	(480,544)
Stock options exercised	13,210	—	5,109
Short-term borrowings, net	38,541	(3,944)	(59,112)
Proceeds from long-term borrowings	1,741,888	—	1,800,000
Repayment of long-term borrowings	(1,727,000)	(73,000)	(1,599,774)
Proceeds from interest rate swaps	1,955	55,830	—
Payment of tax receivable agreement obligations	(20,226)	(23,275)	(21,343)
Debt issuance costs	(27,392)	(3,929)	(35,741)
Contributions from noncontrolling interests	—	—	39,200
Net cash used in financing activities	(469,565)	(585,032)	(735,745)

Effect of exchange rate changes on cash and cash equivalents	(9,048)	4,957	(24,239)

Net increase (decrease) in cash and cash equivalents	58,531	(182,782)	(82,711)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	855,460	1,038,242	1,120,953
Cash, cash equivalents, and restricted or segregated cash, end of period	$913,991	$855,460	$1,038,242

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Supplementary disclosure of cash flow information
Cash paid for interest	$586,279	$632,263	$246,985
Cash paid for taxes	43,418	38,687	103,965

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	23,162	19,691	17,356

Non-cash financing activities
Tax receivable agreement described in Note 5	(209)	(3,787)	1,044
Repurchase of Class C common stock	(76)	(2,330)	—
Purchase of treasury stock	(1,340)	—	—

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2024, VFI owned approximately 56.9% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions regarding measurements including the fair value of trading assets and liabilities, allowance for doubtful accounts, goodwill and intangibles, compensation accruals, capitalized software, income tax, tax receivable agreements, leases, litigation accruals, and other matters that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ materially from those estimates.

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

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in Operating lease right-of-use (“ROU”) assets and Operating lease liabilities on the Consolidated Statements of Financial Condition. Operating lease ROU assets are assets that represent the lessee’s right to use, or control the use of, a specified asset for the lease term. Finance leases consist primarily of leases for technology and equipment and are included in Property, equipment, and capitalized software and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The ROU assets are reduced by lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases and amortization of the finance lease ROU asset is recognized on a straight-line basis over the lease term. Lease expense related to the leasing of corporate office space is recorded in Operations and Administrative expenses on the Consolidated Statements of Comprehensive Income. Lease expense related to the leasing of data centers and other technology is recorded in Communication and Data Processing on the Consolidated Statements of Comprehensive Income. Certain of the Company’s lease agreements contain fixed lease payments that contain lease and non-lease components; for such leases, the Company accounts for the lease and non-lease components as a single lease component. The Company nets its sublease income against corresponding lease expenses within Operations and Administrative expenses on the Consolidated Statements of Comprehensive Income.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2024, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

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

Commissions, net and Technology Services

Commissions, net, which primarily comprise commissions earned on institutional client orders, are recorded on a trade date basis. Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions, net and technology services in the Consolidated Statements of Comprehensive Income.

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

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income (“OCI”). The Company’s OCI comprises foreign currency translation adjustments, net of taxes and mark-to-market gains and losses on the Company’s derivative instruments designated as hedging instruments under ASC 815, net of taxes.

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at period-end exchange rates, and revenues and expenses are translated at weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in Accumulated OCI, a component of stockholders’ equity. While certain of the Company’s foreign subsidiaries use the U.S. dollar as their functional currency, the Company also has subsidiaries that utilize a functional currency other than the U.S. dollar, primarily comprising its subsidiaries domiciled in Ireland, which utilize the Euro and Pound Sterling as the functional currency, and subsidiaries domiciled in Canada, which utilize the Canadian dollar as the functional currency.

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

Share-Based Compensation

Share-based awards issued for compensation in connection with or subsequent to the Company’s initial public offering in April 2015 (the “IPO”) and certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”) pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan (as amended, the “Amended and Restated 2015 Management Incentive Plan”) are in the form of stock options, Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), RSAs and RSUs, as applicable. The fair values of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, forfeitures are accounted for as they occur. The fair value of RSAs is determined based on the closing price as of the grant date. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement of the performance target becomes probable through the remainder of the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

Accounting Pronouncements, Recently Adopted

Fair Value Measurement - In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820). The ASU clarifies the impact of contractual sale restrictions on the fair value of an equity security. Additionally, this ASU requires disclosure of the nature and remaining duration of the sale restriction. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Consolidated Financial Statements.

Leases—Common Control Arrangements - In March 2023, the FASB issued ASU 2023-01, Leases—Common Control Arrangements (Topic 842). This ASU provides updated guidance for accounting for common control leases and leasehold improvements. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Consolidated Financial Statements.

Investments—Equity Method and Joint Ventures - In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323). This ASU provides updated guidance for accounting for investments in tax credit structures. The Company adopted this ASU on January 1, 2024, and it did not have a material impact on its Consolidated Financial Statements.

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires incremental disclosures related to a public entity’s reportable segments. It aims to provide financial statement users with more disaggregated information, specifically, significant expenses for each reportable segment. The Company adopted this ASU during the year ended December 31, 2024 and included additional required disclosures in Note 22 “Geographic Information and Business Segments.” The ASU did not have other material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2024

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure of disaggregated information of Income Statement expense captions that include certain costs, such as employee compensation, depreciation, and intangible asset amortization. It also requires disclosure of the total amounts of selling expenses, along with an entity's definition of selling expenses. This amendment is effective for periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU, but does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

3. Business Held for Sale

On April 19, 2024, the Company entered into a Unit Purchase Agreement with MarketAxess Holdings Inc. (“MarketAxess”) pursuant to which the Company has agreed to sell a 49% interest in the multi-asset request-for-quote communication platform JV, RFQ-hub Holdings LLC (“RFQ-hub Holdings,” or collectively with its wholly owned or controlled subsidiaries, “RFQ-hub”, which includes RFQ-hub Americas LLC, or “RAL”). The sale is anticipated to close in 2025 but remains subject to various closing conditions including the receipt of certain regulatory approvals. Upon the closing of the sale, the Company will retain a minority stake in RFQ-hub.

A summary of the assets and liabilities of business held for sale is summarized as follows:

(in thousands)
Business assets and liabilities held for sale as of December 31, 2024:
Receivables from broker-dealers and clearing organizations	$194
Property, equipment and capitalized software (net)	854
Intangibles (net)	3,486
Other assets	81
Liabilities	$(1,526)
Total carrying value of RFQ-hub as of December 31, 2024:	$3,089

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Income before income taxes and noncontrolling interest	$644,970	$325,131	$556,798
Provision for income taxes	110,435	61,210	88,466
Net income	534,535	263,921	468,332

Noncontrolling interest	(258,120)	(121,885)	(203,306)

Net income available for common stockholders	$276,415	$142,036	$265,026

The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2024	2023	2022
Basic earnings per share:
Net income available for common stockholders	$276,415	$142,036	$265,026
Less: Dividends and undistributed earnings allocated to participating securities	(16,021)	(8,151)	(9,811)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	260,394	133,885	255,215

Weighted average shares of common stock outstanding:
Class A	87,482,162	94,076,165	103,997,767

Basic earnings per share	$2.98	$1.42	$2.45

	Years Ended December 31,
(in thousands, except for share or per share data)	2024	2023	2022
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$260,394	$133,885	$255,215

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	87,482,162	94,076,165	103,997,767
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	339,414	—	424,676
	87,821,576	94,076,165	104,422,443

Diluted earnings per share (1)	$2.97	$1.42	$2.44

(1) Excluded from the computation of diluted Earnings per share were 37,274 unexercised stock options for the year ended December 31, 2023, because inclusion of the options would have been anti-dilutive. There were none excluded for the year ended December 31, 2024.

5. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements (“TRA”) to make payments to certain pre-IPO equity holders (“Virtu Members”) that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Consolidated Statements of Financial Condition, which amounted to $196.6 million and $216.5 million as of December 31, 2024 and December 31, 2023, respectively. The tax attributes are computed as the difference between the Company’s basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made payments totaling $114.0 million from February 2017 through December 2024 with respect to its TRA obligation.

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

At December 31, 2024 and December 31, 2023, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $114.4 million and $135.7 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $196.6 million and $216.5 million for December 31, 2024 and December 31, 2023, respectively. The amounts recorded as of December 31, 2024 and December 31, 2023 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2024 and December 31, 2023, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the years ended December 31, 2024 and 2023.

The following table presents the details of goodwill by segment as of December 31, 2024 and December 31, 2023:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As described in Note 3 “Business Held for Sale”, the Company reclassified an aggregated net carrying amount of $3.5 million ($7.5 million of gross carrying amount net of $4.0 million accumulated amortization) from Intangible assets to Assets of business held for sale.

As of December 31, 2024 and December 31, 2023, the Company’s total amount of intangible assets recorded was $203.2 million and $257.5 million, respectively. Acquired intangible assets consisted of the following as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(281,315)	$197,815	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,645)	250	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	1,125	—	1,125	Indefinite
	$631,648	$(428,460)	$203,188

	As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$486,600	$(237,829)	$248,771	10	to	12
Technology	136,000	(133,467)	2,533	1	to	6
Favorable occupancy leases	5,895	(5,177)	718	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	1,500	—	1,500	Indefinite
	$639,493	$(381,973)	$257,520

Amortization expense relating to finite-lived intangible assets was approximately $50.5 million, $64.0 million, and $64.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
2025	47,132
2026	47,132
2027	47,132
2028	47,132
2029	9,466

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Assets
Due from prime brokers	$344,662	$208,639
Deposits with clearing organizations	223,582	182,008
Net equity with futures commission merchants	199,771	166,808
Unsettled trades with clearing organizations	17,239	1,096
Securities failed to deliver	274,072	148,822
Commissions and fees	41,524	30,351
Total receivables from broker-dealers and clearing organizations	$1,100,850	$737,724

Liabilities
Due to prime brokers	$583,914	$780,310
Net equity with futures commission merchants (1)	(16,651)	(36,059)
Unsettled trades with clearing organizations	251,036	313,875
Securities failed to receive	94,941	104,702
Commissions and fees	5,326	4,884
Total payables to broker-dealers and clearing organizations	$918,566	$1,167,712
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $123.0 million and $175.3 million as of December 31, 2024 and December 31, 2023, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2024 and December 31, 2023, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at December 31, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	December 31, 2024	December 31, 2023
Securities received as collateral:
Securities borrowed	$2,222,054	$1,665,860
Securities purchased under agreements to resell	983,753	1,512,114
	$3,205,807	$3,177,974
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Equities	$2,269,299	$1,222,559
Exchange traded notes	13,338	8,300
	$2,282,637	$1,230,859

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	December 31, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	28,541	—	28,541
	$38,541	$—	$38,541

December 31, 2023
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$—	$—	$—
	$—	$—	$—

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course U.S. broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL’s trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $650 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $650 million and bear interest at the adjusted Secured Overnight Financing Rate (“SOFR”) or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $300 million and bear interest at the adjusted SOFR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

Virtu Financial Singapore Pte. Ltd. is a party to a revolving credit facility with a financial institution (the “Overdraft Facility”) to provide a source of short-term financing. The facility has an aggregate borrowing limit of $10 million, and bears interest at the adjusted SOFR or base rate plus 3.5% per annum.

The following summarizes the Company’s broker-dealer credit facilities’ carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

	At December 31, 2024
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility (1)	5.50%	$400,000	$—	$—	$—
Committed facility (2)	5.75%	650,000	—	—	—
Overdraft facility	7.99%	10,000	10,000	—	10,000
		$1,060,000	$10,000	$—	$10,000
(1) $0.3 million of deferred debt issuance costs are included within Other assets on the Consolidated Statements of Financial Condition.
(2) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.75% and 7.00%, respectively. There was no balance outstanding under Borrowing Base B Loan as of December 31, 2024.

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

	Years Ended December 31,
(in thousands)	2024	2023	2022
Broker-dealer credit facilities:
Uncommitted facility	$3,823	$5,431	$4,247
Committed facility	3,614	533	112
Overdraft facility	472	274	144
	$7,909	$6,238	$4,503

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2024, there was $28.5 million of short-term bank loans associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 5.0%. At December 31, 2023, there was no balance associated with international settlement activities outstanding under these facilities. Outstanding short-term bank loan balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At December 31, 2024, there was no balance outstanding under this short-term bank loan.

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

	At December 31, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.69%	$623,168	$122,953
		$623,168	$122,953

	At December 31, 2023
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	7.96%	$599,180	$175,256
		$599,180	$175,256

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $9.7 million, $13.1 million, and $9.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-1 Loan Facility	June 2031	7.11%	$1,245,000	$(2,876)	$(15,242)	$1,226,882
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,680)	491,320
SBI bonds	January 2026	5.00%	22,265	—	—	22,265
			$1,767,265	$(2,876)	$(23,922)	$1,740,467

		At December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term Loan Facility	January 2029	8.46%	$1,727,000	$(3,107)	$(21,504)	$1,702,389
SBI bonds	January 2026	5.00%	24,816	—	—	24,816
			$1,751,816	$(3,107)	$(21,504)	$1,727,205

Credit Agreement

On January 13, 2022 (the “Credit Agreement Closing Date”), Virtu Financial, VFH Parent LLC, a Delaware limited liability company and a subsidiary of Virtu Financial (“VFH”), entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, Barclays Bank plc, Jefferies Finance LLC, BMO Capital Markets Corp., and CIBC World Markets Corp., as joint lead arrangers and bookrunners (the “Original Credit Agreement”). The Original Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $1,800.0 million, drawn in its entirety on the Original Credit Agreement Closing Date, the proceeds of which were used by VFH to repay all amounts outstanding under the previous credit agreement entered into in relation to the ITG Acquisition, to pay fees and expenses in connection therewith, to fund share repurchases under the Company’s repurchase program, and for general corporate purposes, and (ii) a $250.0 million senior secured first lien revolving facility to VFH, with a $20.0 million letter of credit subfacility and a $20.0 million swingline subfacility.

The term loan borrowings and revolver borrowings under the Original Credit Agreement bear interest at a per annum rate equal to, at the Company’s election, either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) an adjusted term SOFR rate with an interest period of one month plus 1.00% and (d)(1) in the case of term loan borrowings, 1.50% and (2) in the case of revolver borrowings, 1.00%, plus, (x) in the case of term loan borrowings, 2.00% and (y) in the case of revolver borrowings, 1.50%, or (ii) the greater of (a) an adjusted term SOFR rate for the interest period in effect and (b) (1) in the case of term loan borrowings, 0.50% and (2) in the case of revolver borrowings, 0.00%, plus, (x) in the case of term loan borrowings, 3.00% and (y) in the case of revolver borrowings, 2.50%. In addition, a commitment fee accrues at a rate of 0.50% per annum on the average daily unused amount of the revolving facility, with step-downs to 0.375% and 0.25% per annum based on VFH’s first lien leverage ratio, and is payable quarterly in arrears.

The term loans amortize in annual installments equal to 1.0% of the original aggregate principal amount of the term loans and the Company repaid $18.0 million on January 13, 2023. On December 12, 2023, the Company made a voluntary prepayment of $55.0 million, and the payment is applied toward subsequent annual amortization installments.

In October 2019, the Company entered into a five-year $525.0 million floating-to-fixed interest rate swap agreement. In January 2020, the Company also entered into a five-year $1,000.0 million floating-to-fixed interest rate swap agreement. These two interest rate swaps met the criteria to be considered and were designated qualifying cash flow hedges under ASC 815 in the first quarter of 2020, and they effectively fixed interest payment obligations on $525.0 million and $1,000 million of principal under the previous first lien term loan facility in relation to the ITG Acquisition at rates of 4.3% and 4.4% through

September 2024 and January 2025, respectively. In April 2021, each of the swap agreements described above was novated to another counterparty and amended in connection with such novation. The amendments included certain changes to collateral posting obligations, and also had the effect of increasing the effective fixed interest payment obligations to rates of 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement. In January 2022, in order to align the swap agreements with the Original Credit Agreement, the Company amended each of the swap agreements to align the floating rate term of such swap agreements to SOFR. The effective fixed interest payment obligations remained at 4.5%, with respect to the earlier maturing swap arrangement, and 4.6% with respect to the later maturing swap arrangement.

In December 2023, the Company terminated the two interest rate swap arrangements and received $55.8 million in proceeds from the counterparty. The Company therefore dedesignated those cash flow hedges under ASC 815, and the amounts in AOCI related to the terminated swaps are amortized through interest expense. The Company simultaneously entered into a two-year $1,525.0 million floating-to-fixed interest rate swap agreement with the same counterparty (the “December 2023 Swap”). The December 2023 Swap met the criteria to be considered and was designated as a qualifying cash flow hedge under ASC 815 as of December 2023, and it effectively fixed interest payment obligations on $1,525.0 million of principal under the First Lien Term Loan Facility at a rate of 7.5% through November 2025, based on the interest rates set forth in the Original Credit Agreement.

On June 21, 2024 (the “Amendment Effective Date”), the Company entered into Amendment No. 1 to the Original Credit Agreement (the “Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “New Term Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Original Credit Agreement. Additionally, the Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment Effective Date.

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

As of December 31, 2024, $1,245.0 million was outstanding under the term loans, and there were no amounts outstanding under the first lien revolving facility.

In connection with its entry into the Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The current interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the New Term Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

Prior to June 15, 2027, we may also redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of redemption.

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

Upon the occurrence of specified change of control events as defined in the Indenture, we must offer to repurchase the outstanding Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($22.3 million) as of December 31, 2024 and ¥3.5 billion ($24.8 million) as of December 31, 2023. The Company had gains of $2.6 million, $1.9 million, and $4.0 million during the years ended December 31, 2024, 2023, and 2022, respectively, due to changes in foreign currency rates.

As of December 31, 2024, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
2025	12,450
2026	34,715
2027	12,450
2028	12,450
2029	12,450
Thereafter	1,682,750
Total principal of long-term borrowings	$1,767,265

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

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2024:

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$686,827	$2,471,450	$—	$—	$3,158,277
U.S. and Non-U.S. government obligations	348,761	908,625	—	—	1,257,386
Corporate Bonds	—	967,377	—	—	967,377
Exchange traded notes	885	40,602	—	—	41,487
Currency forwards	—	716,970	—	(676,905)	40,065
Options	55,423	—	—	—	55,423
	$1,091,896	$5,105,024	$—	$(676,905)	$5,520,015

Financial instruments owned, pledged as collateral:
Equity securities	$1,639,404	$629,895	$—	$—	$2,269,299
Exchange traded notes	—	13,338	—	—	13,338
	$1,639,404	$643,233	$—	$—	$2,282,637

Other Assets
Equity investment	$—	$—	$75,843	$—	$75,843
Digital assets	81,671	—	—	—	81,671
Exchange stock	812	—	—	—	812
	$82,483	$—	$75,843	$—	$158,326

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets		51,595			51,595
	$—	$51,595	$—	$—	$51,595

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,837,195	$1,854,883	$—	$—	$3,692,078
U.S. and Non-U.S. government obligations	107,045	1,313,955	—	—	1,421,000
Corporate Bonds	—	1,249,413	—	—	1,249,413
Exchange traded notes	15	73,225	—	—	73,240
Currency forwards	—	681,878	—	(681,878)	—
Options	5,240	—	—	—	5,240
	$1,949,495	$5,173,354	$—	$(681,878)	$6,440,971

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$2,572	$—	$—	$2,572
Payables linked to digital assets	—	134,164	—	—	134,164
	$—	$136,736	$—	$—	$136,736

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2023:

	December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$710,699	$1,844,106	$—	$—	$2,554,805
U.S. and Non-U.S. government obligations	521,542	1,775,177	—	—	2,296,719
Corporate Bonds	—	1,232,097	—	—	1,232,097
Exchange traded notes	10	18,055	—	—	18,065
Currency forwards	—	377,279	—	(354,698)	22,581
Options	3,485	—	—	—	3,485
	$1,235,736	$5,246,714	$—	$(354,698)	$6,127,752
Financial instruments owned, pledged as collateral:
Equity securities	$871,237	$351,322	$—	$—	$1,222,559
Exchange traded notes	3	8,297	—	—	8,300
	$871,240	$359,619	$—	$—	$1,230,859
Other Assets
Equity investment	$—	$—	$81,805	$—	$81,805
Exchange stock	2,716	—	—	—	2,716
	$2,716	$—	$81,805	$—	$84,521

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,447,726	$1,165,091	$—	$—	$2,612,817
U.S. and Non-U.S. government obligations	181,393	1,891,556	—	—	2,072,949
Corporate Bonds	—	1,358,522	—	—	1,358,522
Exchange traded notes	—	21,104	—	—	21,104
Currency forwards	—	339,085	—	(336,311)	2,774
Options	3,186	—	—	—	3,186
	$1,632,305	$4,775,358	$—	$(336,311)	$6,071,352

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$7,661	$—	$—	$7,661
	$—	$7,661	$—	$—	$7,661

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of December 31, 2024 and December 31, 2023, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	December 31, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$75,843	Discounted cash flow	Estimated revenue growth	5.0% - 5.0%	5.0%
			Discount rate	16.4% - 16.4%	16.4%
		Market	Future enterprise value/ EBIDTA ratio	7.5x - 18.0x	13.2x

	December 31, 2023
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$81,805	Discounted cash flow	Estimated revenue growth	5.0% - 6.8%	5.8%
			Discount rate	15.6% - 15.6%	15.6%
		Market	Future enterprise value/ EBIDTA ratio	8.7x - 17.8x	12.9x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2024
(in thousands)	Balance at December 31, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2024
Assets
Other assets:
Equity investment	$81,805	$—	$(5,962)	$—	$—	$75,843	$(5,962)
Total	$81,805	$—	$(5,962)	$—	$—	$75,843	$(5,962)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$872,513	$872,513	$872,513	$—	$—
Cash restricted or segregated under regulations and other	41,478	41,478	41,478	—	—
Securities borrowed	2,294,529	2,294,529	—	2,294,529	—
Securities purchased under agreements to resell	983,941	983,941	—	983,941	—
Receivables from broker-dealers and clearing organizations	1,049,255	1,049,255	—	1,049,255	—
Receivables from customers	149,804	149,804	—	149,804	—
Other assets (1)	31,726	31,726	11,121	20,605	—
Total Assets	$5,423,246	$5,423,246	$925,112	$4,498,134	$—

Liabilities
Short-term borrowings	$38,541	$38,541	$—	$38,541	$—
Long-term borrowings	1,740,467	1,788,719	—	1,788,719	—
Securities loaned	2,431,878	2,431,878	—	2,431,878	—
Securities sold under agreements to repurchase	1,271,788	1,271,788	—	1,271,788	—
Payables to broker-dealers and clearing organizations	781,830	781,830	—	781,830	—
Payables to customers	46,112	46,112	—	46,112	—
Other liabilities (2)	26,114	26,114	—	26,114	—
Total Liabilities	$6,336,730	$6,384,982	$—	$6,384,982	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,294,529	$—	$2,294,529	$(2,222,054)	$(39,309)	$33,166
Securities purchased under agreements to resell	983,941	—	983,941	(983,753)	—	188
Trading assets, at fair value:
Currency forwards	716,970	(676,905)	40,065	—	—	40,065
Options	55,423	—	55,423	—	(55,423)	—
Total	$4,050,863	$(676,905)	$3,373,958	$(3,205,807)	$(94,732)	$73,419

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,431,878	$—	$2,431,878	$(2,375,372)	$(48,545)	$7,961
Securities sold under agreements to repurchase	1,271,788	—	1,271,788	(1,271,573)	—	215
Payable to broker-dealers and clearing organizations:
Interest rate swaps	2,572	—	2,572	—	—	2,572
Trading liabilities, at fair value:
Currency forwards	681,878	(681,878)	—	—	—	—
Options	5,240	—	5,240	—	(5,213)	27
Total	$4,393,356	$(681,878)	$3,711,478	$(3,646,945)	$(53,758)	$10,775

	December 31, 2023
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$1,722,440	$—	$1,722,440	$(1,665,860)	$(27,538)	$29,042
Securities purchased under agreements to resell	1,512,114	—	1,512,114	(1,512,114)	—	—
Trading assets, at fair value:
Currency forwards	377,279	(354,698)	22,581	—	—	22,581
Options	3,485	—	3,485	—	(2,914)	571
Total	$3,615,318	$(354,698)	$3,260,620	$(3,177,974)	$(30,452)	$52,194

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$1,329,446	$—	$1,329,446	$(1,291,376)	$(31,509)	$6,561
Securities sold under agreements to repurchase	1,795,994	—	1,795,994	(1,795,994)	—	—
Payables to broker-dealers and clearing organizations:
Interest rate swaps	7,661	—	7,661	—	—	7,661
Trading liabilities, at fair value:
Currency forwards	339,085	(336,311)	2,774	—	—	2,774
Options	3,186	—	3,186	—	(2,914)	272
Total	$3,475,372	$(336,311)	$3,139,061	$(3,087,370)	$(34,423)	$17,268

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$190,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	821,788	—	—	—	—	821,788
Total	$821,788	$190,000	$185,000	$75,000	$—	$1,271,788

Securities loaned:
Equity securities	$2,431,878	$—	$—	$—	$—	$2,431,878
Total	$2,431,878	$—	$—	$—	$—	$2,431,878

	December 31, 2023
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$140,000	$185,000	$75,000	$—	$400,000
U.S. and Non-U.S. government obligations	1,395,994	—	—	—	—	1,395,994
Total	$1,395,994	$140,000	$185,000	$75,000	$—	$1,795,994

Securities loaned:
Equity securities	$1,329,446	$—	$—	$—	$—	$1,329,446
Total	$1,329,446	$—	$—	$—	$—	$1,329,446

11. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2024 and December 31, 2023:

(in thousands)		December 31, 2024		December 31, 2023
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(541)	$1,069,167	$(741)	$1,944,872
Commodity futures	Receivables from broker-dealers and clearing organizations	5,096	5,610,161	(7,017)	6,489,328
Currency futures	Receivables from broker-dealers and clearing organizations	(6,093)	5,211,677	707	6,964,937
Fixed income futures	Receivables from broker-dealers and clearing organizations	(3,890)	110,748	1	5,989
Options	Financial instruments owned	55,423	808,189	3,485	1,167,643
Currency forwards	Financial instruments owned	716,970	42,202,047	377,279	33,579,641

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$527	$1,774,043	$(558)	$501,978
Commodity futures	Payables to broker-dealers and clearing organizations	(277)	56,331	(4)	25,462
Currency futures	Payables to broker-dealers and clearing organizations	7,382	2,232,543	12,031	1,518,087
Fixed income futures	Payables to broker-dealers and clearing organizations	(74)	21,077	165	82,044
Options	Financial instruments sold, not yet purchased	5,240	820,023	3,186	1,173,351
Currency forwards	Financial instruments sold, not yet purchased	681,878	42,184,501	339,085	33,560,544

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	2,572	1,075,000	7,661	1,525,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2024	2023	2022
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$218,016	$297,345	$257,258
Currency forwards	Trading income, net	(93,647)	(150,071)	12,492
Options	Trading income, net	100,174	21,224	30,339
Interest rate swap on term loan (1)	Other, net	5,686	(1,720)	(1,879)
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	(39,782)	(3,994)	—
		$190,447	$162,784	$298,210

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$5,842	$(35,990)	$106,329
		$5,842	$(35,990)	$106,329
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
(2) The Company records the amortization of AOCI balances related to its previously terminated interest rate swaps in Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. See Note 9 “Borrowings” for further details on the terminated swaps.

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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of December 31, 2024, the Company held a noncontrolling interest of 50.0% in the JV.

The Company previously held a noncontrolling interest of 12.5% in another JV that also builds and maintains communication networks and related assets and followed a similar fee arrangement. As of September 1, 2024, the Company had disposed of its interest in this JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2024, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of December 31, 2024, the Company held approximately a 13.1% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of December 31, 2024, the Company held approximately a 9.1% noncontrolling interest in this JV.

The Company’s JVs noted above meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in the JVs under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the telecommunication JVs within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition as applicable. The Company records its pro-rata share of each JV's earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at December 31, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,970	$—	$66,970	$345,235

The following table presents the Company’s nonconsolidated VIEs at December 31, 2023:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$59,713	$—	$59,713	$273,905

The Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform in 2022. As of December 31, 2024, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Consolidated Financial Statements.

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

The Company provides trade order routing from its execution management system (“EMS”) to its execution services offerings, with each trade order routed through the EMS representing a separate performance obligation, which is the trade date for that trade order routed, that is satisfied at a point in time. Commissions earned are fixed and revenue is recognized on the trade date. A portion of the commissions earned on the trade is then allocated to workflow technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to Commissions, net using a residual allocation approach.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$42,376	$340,211	$—	$382,587
Workflow technology	—	95,827	—	95,827
Analytics	—	38,369	—	38,369
Total revenue from contracts with customers	42,376	474,407	—	516,783

Other sources of revenue	2,331,720	32,823	(4,377)	2,360,166

Total revenues	$2,374,096	$507,230	$(4,377)	$2,876,949

Timing of revenue recognition:
Services transferred at a point in time	$2,374,096	$435,503	$(4,377)	$2,805,222
Services transferred over time	—	71,727	—	71,727
Total revenues	$2,374,096	$507,230	$(4,377)	$2,876,949

	Year Ended December 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$29,571	$297,089	$—	$326,660
Workflow technology	—	90,654	—	90,654
Analytics	—	38,284	—	38,284
Total revenue from contracts with customers	29,571	426,027	—	455,598

Other sources of revenue	1,813,952	20,515	3,308	1,837,775

Total revenues	$1,843,523	$446,542	$3,308	$2,293,373

Timing of revenue recognition:
Services transferred at a point in time	$1,843,523	$374,306	$3,308	$2,221,137
Services transferred over time	—	72,236	—	72,236
Total revenues	$1,843,523	$446,542	$3,308	$2,293,373

	Year Ended December 31, 2022
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$42,180	$356,090	$—	$398,270
Workflow technology	—	91,667	—	91,667
Analytics	—	39,908	—	39,908
Total revenue from contracts with customers	42,180	487,665	—	529,845

Other sources of revenue	1,770,659	26,576	37,732	1,834,967

Total revenues	$1,812,839	$514,241	$37,732	$2,364,812

Timing of revenue recognition:
Services transferred at a point in time	$1,812,839	$444,483	$37,732	$2,295,054
Services transferred over time	—	69,758	—	69,758
Total revenues	$1,812,839	$514,241	$37,732	$2,364,812

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2024 and 2023, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $62.1 million and $56.4 million as of December 31, 2024 and December 31, 2023, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2024.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $8.1 million and $8.4 million as of December 31, 2024 and December 31, 2023, respectively. The Company recognized the full amount of revenue during the years ended December 31, 2024 and 2023, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

14. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
(in thousands)
U.S. operations	$456,613	$248,987	$426,902
Non-U.S. operations	188,357	76,144	129,896
	$644,970	$325,131	$556,798

The provision for income taxes consists of the following for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current provision (benefit)
Federal	$52,009	$14,959	$40,887
State and Local	18,634	12,972	17,216
Foreign	33,652	18,016	26,974
Deferred provision (benefit)
Federal	5,194	9,125	911
State and Local	875	1,832	131
Foreign	71	4,306	2,347
Provision for income taxes	$110,435	$61,210	$88,466

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%	21.0%
Less: rate attributable to noncontrolling interest	(9.0)%	(8.7)%	(8.3)%
State and local taxes, net of federal benefit	2.4%	3.5%	2.5%
Non-deductible expenses, net	0.3%	0.5%	0.3%
Excess tax benefit(deficiency) from share based compensation	0.1%	0.3%	(0.3)%
Foreign taxes	5.2%	6.9%	5.1%
Foreign tax credits	(2.3)%	(3.8)%	(2.8)%
Other, net	(0.6)%	(0.9)%	(1.6)%
Effective tax rate	17.1%	18.8%	15.9%

The components of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023
Deferred income tax assets
Tax Receivable Agreement	$114,402	$135,709
Share-based compensation	15,053	18,152
Fixed assets and other	32,980	14,084
Tax credits and net operating loss carryforwards	10,334	57,138
Less: Valuation allowance on net operating loss carryforwards and tax credits	(10,334)	(57,138)
Total deferred income tax assets	$162,435	$167,945

Deferred income tax liabilities
Intangibles	$27,389	$34,185
Fixed assets	431	101
Total deferred income tax liabilities	$27,820	$34,286

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the years ended December 31, 2024, 2023, and 2022, the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense includes foreign, state and local income tax where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2024 and December 31, 2023 are current income tax receivables of $13.2 million and $44.3 million, respectively. These balances primarily comprise prepayments of income tax and income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at December 31, 2024 and December 31, 2023 are current tax liabilities of $22.5 million and $6.8 million, respectively. These balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

Deferred income taxes arise primarily due to the amortization of the deferred tax assets recognized in connection with the IPO (see Note 5 “Tax Receivable Agreements”), differences in the valuation of financial assets and liabilities, and other temporary differences arising from the deductibility of compensation, depreciation, and other expenses in different time periods for book and income tax return purposes.

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2024, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at December 31, 2024 and 2023 of $58.2 million and $304.5 million, respectively, and has recorded related deferred tax assets of $10.3 million and $57.1 million, respectively. A full valuation allowance was recorded against these deferred tax assets at December 31, 2024 and 2023 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2024 and 2023 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of December 31, 2024, the Company’s tax years for 2015 through 2023 and 2017 through 2023 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2023. The outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

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

The Company had $8.3 million of unrecognized tax benefits as of December 31, 2024, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2024.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

(in thousands)
Balance at December 31, 2022	$6,614
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	188
Balance at December 31, 2023	6,802
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	1,464
Balance at December 31, 2024	$8,266

15. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time. As previously disclosed in prior regulatory filings, the U.S. Securities and Exchange Commission undertook an investigation of aspects of the Company’s internal information access barriers. The Company cooperated with this civil investigation and engaged in settlement discussions but has been unable to reach a settlement. In September 2023, the SEC filed an action against the Company alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it has meritorious defenses and is defending itself vigorously. Specifically, the Company is asserting, among other defenses, that it maintained reasonable policies, procedures and controls to protect data during the period consistent with applicable law, that related statements made to clients and investors were true and accurate, and that the statute of limitations has expired with respect to certain claims.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint, filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint (the “220 Complaint”) alleged that the stockholder sought Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company made substantial productions of documents and other information in response to plaintiff's requests. In January 2025, the plaintiff voluntarily dismissed the 220 Complaint and filed a complaint in the Court of Chancery of the State of Delaware naming the Company and its directors, officers, and controlling stockholder as defendants, alleging breaches of fiduciary duties which purportedly have caused harm to holders of the Company’s class A common stock. The Company believes the allegations are without merit and intends to defend against them vigorously.

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

On October 7, 2024, the Company and its 50% owned subsidiary, NLN Holdings, LLC, along with several other defendants, were named in a lawsuit brought by Skywave Networks, LLC in the United States District Court for the Northern District of Illinois, Skywave Networks, LLC v. DiSomma, et al., 1:24-cv-09650 (N.D.Ill.). The complaint alleges that defendants engaged in violations of federal law, 18 U.S.C. sec. 1962, in connection with the application for and utilization of various licenses issued by the Federal Communications Commission, purportedly harming plaintiffs’ attempts to offer certain network communications capacity on a commercial basis. The complaint does not specify any amount of alleged damages. On February 13, 2025, the plaintiffs filed a First Amended Complaint which does not specify any amount of alleged damages. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted while others remain pending. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”) which have a compliance date commencing in November 2025, though are currently subject to ongoing legal challenge, (ii) adopted amendments to Rule 605 of Regulation NMS, which has a compliance date on or about December 15, 2025, (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing in November but is currently subject to legal challenge, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by a United States district court. The remaining pending proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements, (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases, and the SEC has indicated that additional rule proposals may be forthcoming. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC's authority. The FTC is appealing the ruling and therefore its implementation has not yet been definitively resolved. These pending or potential rule changes, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company’s practice to cooperate and comply with the requests for information and documents.

As indicated above, the Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations, including indemnification obligations in connection with the Acquisition of KCG and the ITG Acquisition. The Company’s maximum exposure under these arrangements is currently unknown, as any such exposure could relate to claims not yet brought or events which have not yet occurred.

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

16. Leases

The Company’s leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of one to eight years, some of which include options to extend the initial term at the Company’s discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of one to eight years. The Company recognizes amounts received from subleases on a straight-line basis over the term of the sublease within Operations and administrative expense on the Consolidated Statements of Comprehensive Income.

As the implied discount rate for most of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings in determining the present value of lease payments.

For the year ended December 31, 2024, the Company recognized $16.2 million in Termination of office leases on the Consolidated Statements of Comprehensive Income, primarily comprising of $10.0 million of impairments of ROU assets and $6.5 million of costs related to asset retirement obligations associated with its unoccupied leased office spaces.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$175,046	$229,499
Operating lease liabilities	Operating lease liabilities	229,825	278,317

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	42,915	40,857
Accumulated depreciation	Property, equipment, and capitalized software, net	(20,755)	(11,781)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	23,095	29,609

Weighted average remaining lease term and discount rate are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	4.60 years	5.25 years
Finance leases	3.53 years	3.50 years
Weighted average discount rate
Operating leases	6.36%	6.40%
Finance leases	5.97%	5.51%

The components of lease expense are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost:
Fixed	$73,046	$76,424	$72,749
Variable	5,856	6,151	6,079
Impairment of ROU Asset	10,031	—	5,270
Total Operating lease cost	$88,933	$82,575	$84,098

Sublease income	16,896	19,506	19,679

Finance lease cost:
Amortization of ROU Asset	$10,512	$9,079	$7,685
Interest on lease liabilities	1,559	1,156	366
Total Finance lease cost	$12,071	$10,235	$8,051

See Note 2 “Summary of Significant Accounting Policies” in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on the classification of these expenses in the Consolidated Statements of Comprehensive Income.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2024, are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$74,236	$8,494
2026	71,501	7,499
2027	34,841	6,329
2028	28,850	2,757
2029	21,553	408
2030 and thereafter	34,497	—
Total lease payments	$265,478	$25,487
Less imputed interest	(35,653)	(2,392)
Total lease liability	$229,825	$23,095

17. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$872,513	$820,436
Cash restricted or segregated under regulations and other	41,478	35,024
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$913,991	$855,460

18. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 87.0% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 56.9% interest in Virtu Financial at December 31, 2024.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2024 and December 31, 2023, there were 3,994,744 and 4,040,772 Virtu Financial Units outstanding held by Employee Holdco (as defined below), respectively, and 46,028, 422,068, and 328,999 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2024, 2023, and 2022, respectively.

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

On November 13, 2020, the Company amended its form award agreement for the issuance of RSUs to provide for the continued vesting of outstanding RSU awards upon the occurrence of a qualified retirement (the “RSU Amendment”). A qualified retirement generally means a voluntary resignation by the participant (i) after five years of service, (ii) the participant attaining the age of 50 and (iii) the sum of the participant’s age and service at the time of termination equaling or exceeding 65. Continued vesting is subject to the participant entering into a 2 year non-compete. The RSU Amendment was authorized and approved by the Compensation Committee of the Company’s Board of Directors. As a result of the RSU Amendment, currently issued and outstanding RSUs held by the Company’s employees, including its executive officers, shall be deemed to be subject to the amended terms of the form award agreement, and any future RSU awards shall also be governed by such amended terms.

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2024, the Company repurchased approximately 50.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,281.8 million. As of December 31, 2024, the Company has approximately $438.2 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the years ended December 31, 2024, 2023, and 2022, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 43,391, 186,394, and 92,930 units, respectively, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$23,416	$13,384	$(31,857)	$4,943
Foreign exchange translation adjustment	(6,369)	(5,637)	—	(12,006)
Total	$17,047	$7,747	$(31,857)	$(7,063)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. As of December 31, 2024, the Company expects approximately $3.6 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the years ended December 31, 2024, 2023, and 2022:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2021	1,795,655	$19.00	3.24	1,795,655	$19.00
Granted	—	—	—	—	—
Exercised	(268,879)	19.00	—	(268,879)	19.00
Forfeited or expired	(5,000)	—	—	(5,000)	—
At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(10,000)	—	—	(10,000)	—
At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	(695,276)	19.00	—	(695,276)	19.00
Forfeited or expired	(2,750)	—	—	(2,750)	—
At December 31, 2024	813,750	$19.00	0.24	813,750	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 18 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the years ended December 31, 2024, 2023, and 2022, respectively, there were 878,091, 868,315, and 580,710 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $29.1 million, $22.2 million, and $31.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the years ended December 31, 2024, 2023, and 2022:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2021	3,224,447	$24.30
Granted	3,046,623	29.83
Forfeited	(419,207)	26.01
Vested	(1,897,030)	24.80
At December 31, 2022	3,954,833	$28.13
Granted (1)	3,763,217	19.28
Forfeited	(187,053)	26.45
Vested	(2,627,823)	23.46
At December 31, 2023	4,903,174	$23.90
Granted	3,679,417	18.74
Forfeited	(133,909)	21.67
Vested	(2,884,150)	21.54
At December 31, 2024	5,564,532	$21.77
(1) Excluded in the number of RSUs and RSAs are 37,500 participating RSAs for years ended December 31, 2023, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $46.4 million, $42.5 million, and $36.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, of compensation expense in relation to RSUs. As of December 31, 2024 and December 31, 2023, total unrecognized share-based compensation expense related to unvested RSUs was $53.5 million and $55.2 million, respectively, and this amount is to be recognized over a weighted average period of 0.9 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

20. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Capitalized software costs	$131,876	$136,873
Leasehold improvements	21,143	22,188
Furniture and equipment	318,598	309,083
Total	471,617	468,144
Less: Accumulated depreciation and amortization	(380,202)	(367,779)
Total property, equipment and capitalized software, net	$91,415	$100,365

Depreciation expense for property and equipment for the years ended December 31, 2024, 2023, and 2022 was approximately $24.5 million, $25.6 million, and $26.1 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs were approximately $44.7 million, $40.4 million, and $35.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The related amortization expense was approximately $41.3 million, $37.7 million, and $40.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiaries VAL and RFQ-hub Americas LLC (“RAL”, which is currently held for sale, as described in Note 3 “Business Held for Sale”), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2024. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiaries as of December 31, 2024 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$455,678	$1,532	$454,146
RFQ-hub Americas LLC	602	9	593

As of December 31, 2024, VAL had $34.9 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.4 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statements of Financial Condition.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiaries as of December 31, 2023 was as follows:

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of December 31, 2024 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$12,327	$174	$12,153
Virtu Financial Canada ULC (1)	—	—	—
Ireland
Virtu Europe Trading Limited	57,834	26,359	31,475
Virtu Financial Ireland Limited	76,457	29,764	46,693
United Kingdom
Virtu ITG UK Limited	2,043	939	1,104
Asia Pacific
Virtu ITG Australia Limited	24,928	9,550	15,378
Virtu ITG Hong Kong Limited	5,392	426	4,966
Virtu ITG Singapore Pte Limited	1,120	166	954
Virtu Financial Singapore Pte. Ltd.	219,817	136,891	82,926
(1) Virtu Financial Canada ULC has resigned from membership from the Canadian Investment Regulatory Organization (“CIRO”) effective January 22, 2025, and its regulatory capital requirement as of December 31, 2024 was waived by CIRO.

As of December 31, 2024, Virtu Europe Trading Limited had $37 thousand of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of December 31, 2023 were as follows:

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

The Execution Services segment comprises client-based trading and trading venues, offering execution services in global equities, options, futures and fixed income on behalf of institutions, banks and broker-dealers. The Company earns commissions as an agent on behalf of clients as well as between principals to transactions; in addition, the Company will commit capital on behalf of clients as needed. Client-based, execution-only trading in the segment is done primarily through a variety of access points including: (i) algorithmic trading and order routing in global equities and options; (ii) institutional sales traders who offer portfolio trading and single stock sales trading which provides execution expertise for program, block and riskless principal trades in global equities and ETFs; and (iii) matching of client conditional orders in POSIT Alert and client orders in the Company’s ATSs, including Virtu MatchIt, and POSIT. The Execution Services segment also includes revenues derived from providing (a) proprietary risk management and trading infrastructure technology to select third parties for a service fee, (b) workflow technology, the Company’s integrated, broker-neutral trading tools delivered across the globe including trade order and execution management and order management software applications and network connectivity and (c) trading analytics, including (1) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (2) portfolio construction and optimization decisions and (3) securities valuation. The segment also includes the results of the Company’s capital markets business, in which the Company acts as an agent for issuers in connection with at-the-market offerings and buyback programs.

The Corporate segment contains the Company’s investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company’s other segments. The segment is not considered a reportable operating segment as its results are not regularly reviewed by the Company’s Chief Operating Decisions Makers (“CODMs”).

The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”. The Company’s CODMs are the Chief Executive Officer and the Chief Operating Officers. The CODMs use a top-line approach in regards to evaluating segment performance and making business decisions on resource allocations, focusing on each segment's trading-related activities. Revenues, including breakdown of key trading-driven components of revenues, trading-related operating expenses, and pre-tax earnings by segment are regularly provided to the CODMs. The CODMs review trading-related results by monitoring period-over-period trends and considering variances between actuals and expectations. Corporate overhead and other shared expenses, as well as assets and liabilities by segment are not used for evaluating segment performance or in deciding how to allocate resources to segments.

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2024, 2023, and 2022 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2024
Total revenues	$2,374,096	$507,230	$(4,377)	$2,876,949
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	573,382	101,044	—	674,426
Interest and dividends expense	524,158	5,019	—	529,177
Other segment items (2)	685,504	339,407	3,465	1,028,376
Total operating expenses	1,783,044	445,470	3,465	2,231,979
Income (loss) before income taxes and noncontrolling interest	$591,052	$61,760	$(7,842)	$644,970

2023
Total revenues	$1,843,523	$446,542	$3,308	$2,293,373
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	420,608	87,750	—	508,358
Interest and dividends expense	497,895	2,572	—	500,467
Other segment items (2)	609,418	345,780	4,219	959,417
Total operating expenses	1,527,921	436,102	4,219	1,968,242
Income (loss) before income taxes and noncontrolling interest	$315,602	$10,440	$(911)	$325,131

2022
Total revenues	$1,812,839	$514,241	$37,732	$2,364,812
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	524,762	94,406	—	619,168
Interest and dividends expense	225,427	5,633	—	231,060
Other segment items (2)	582,091	372,860	2,835	957,786
Total operating expenses	1,332,280	472,899	2,835	1,808,014
Income (loss) before income taxes and noncontrolling interest	$480,559	$41,342	$34,897	$556,798

(1) Corporate is a non-operating segment. The Company presents its information as a part of reconciliation to Consolidated Totals.
(2) Other segment items for both reportable segments include: Communication and data processing, Employee compensation and payroll taxes, Operations and administrative, Depreciation and amortization, Financing interest expense on long-term borrowings, and Debt issue cost related to debt refinancing, prepayment and commitment fees.

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues:
United States	$2,362,481	$1,920,748	$1,914,223
Ireland	273,215	206,507	222,178
Others	241,253	166,118	228,411
Total revenues	$2,876,949	$2,293,373	$2,364,812

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2024, and December 31, 2023, the Company had a net payables to its affiliates of $0.1 million and a net payables to its affiliates of $1.5 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $11.1 million, $12.1 million, and $13.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, to JNX for these trading activities.

The Company pays monthly use fees to a JV in which it holds an interest (see Note 12 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company previously held a similar arrangement with another telecommunication JV and paid a monthly use fee, and the Company disposed of its interests in this JV and ended the monthly fee arrangement as of September 1, 2024. The Company made payments to these JVs of $35.5 million, $32.6 million, and $27.7 million to the JVs for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company paid $8.0 million, paid $4.8 million, and received $16.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company made a one-time payment of $0.1 million to a founder-affiliated corporation for expenses related to the Company’s corporate events held in 2024.

In the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform. The Company consolidates this JV and recorded noncontrolling interest of $39.2 million in the Consolidated Statements of Changes in Equity during the year ended December 31, 2022. See Note 12 “Variable Interest Entities” for further details. On April 19, 2024, the Company entered into an agreement to sell a 49% interest in this JV. The sale is subject to various closing conditions including the receipt of certain regulatory approvals. Upon the closing of the sale, the Company will retain a minority stake in the JV. See Note 3 “Business Held for Sale” for further details.

24. Parent Company

    VFI is the sole managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term B-1 Loan Facility (see Note 9 “Borrowings”). VFI is limited to its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the Consolidated Financial Statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Statements of Financial Condition

(In thousands except interest data)	December 31, 2024	December 31, 2023
Assets
Cash	$30,369	$27,981
Deferred tax asset	131,568	130,344
Investment in subsidiary	3,039,061	2,955,137
Other assets	18,942	49,964
Total assets	$3,219,940	$3,163,426

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,741,974	$1,738,291
Accounts payable and accrued expenses and other liabilities	25,200	3,928
Deferred tax liabilities	2,000	2,000
Tax receivable agreement obligations	196,592	216,480
Total liabilities	1,965,766	1,960,699

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 137,479,751 and 134,901,037 shares, Outstanding — 84,976,325 and 89,092,686 shares at December 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2024 and December 31, 2023, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,561,970 and 8,607,998 shares at December 31, 2024 and December 31, 2023, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2024 and December 31, 2023, respectively	1	1
Treasury stock, at cost, 52,503,426 and 45,808,351 shares at December 31, 2024 and December 31, 2023, respectively	(1,339,913)	(1,166,299)
Additional paid-in capital	1,432,240	1,351,574
Retained earnings (accumulated deficit)	1,168,908	1,000,403
Accumulated other comprehensive income (loss)	(7,063)	17,047
Total Virtu Financial Inc. stockholders' equity	1,254,174	1,202,727

Total liabilities and stockholders' equity	$3,219,940	$3,163,426

Virtu Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenues:
Other Income	$—	$—	$—
	—	—	—

Operating Expenses:
Operations and administrative	(142)	(213)	36

Income (loss) before equity in income of subsidiary	142	213	(36)
Equity in income (loss) of subsidiary, net of tax	534,393	263,708	468,368
Net income (loss)	$534,535	$263,921	$468,332

Net income (loss) attributable to common stockholders	$534,535	$263,921	$468,332
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	(5,637)	6,952	(13,604)
Net change in unrealized cash flow hedges gains (losses), net of taxes	(18,473)	(21,509)	55,404
Comprehensive income (loss)	$510,425	$249,364	$510,132

Virtu Financial, Inc.
(Parent Company Only)
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$534,535	$263,921	$468,332

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	(139,113)	223,376	239,807
Tax receivable agreement obligation reduction	338	997	819
Deferred taxes	(1,224)	8,795	9,884
Changes in operating assets and liabilities:	50,878	1,129	(11,132)
Net cash provided by operating activities	445,414	498,218	707,710

Cash flows from investing activities
Investments in subsidiaries, equity basis	67,741	66,644	71,597
Net cash provided by investing activities	67,741	66,644	71,597

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(299,403)	(306,136)	(375,284)
Repurchase of Class C common stock	—	(1,566)	(8,256)
Purchase of treasury stock	(191,138)	(229,012)	(480,544)
Tax receivable agreement obligations	(20,226)	(23,275)	(21,343)
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	—
Net cash used in financing activities	(510,767)	(559,989)	(885,427)

Net increase (decrease) in Cash	2,388	4,873	(106,120)
Cash, beginning of period	27,981	23,108	129,228
Cash, end of period	$30,369	$27,981	$23,108

Supplemental disclosure of cash flow information:
Taxes paid	$10,675	$14,957	$64,775

Non-cash financing activities
Tax receivable agreement described in Note 5	(209)	(3,787)	1,044
Repurchase of Class C common stock	(76)	(2,330)	—
Purchase of treasury stock	(1,340)	—	—

25. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Consolidated Financial Statements or the notes thereto, except for the following:

On January 29, 2025, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on March 17, 2025 to holders of record as of February 28, 2025.

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 (“Amendment No. 2”), which amended the Credit Agreement.

Amendment No. 2 amends the Credit Agreement to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of senior secured first lien term B-1 loans due 2031 outstanding under the Credit Agreement (the “Existing Term Loans”) by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of senior secured first lien term B-2 loans (the “New Term B-2 Loans”), the proceeds of which were used to repay in full the Existing Term Loans on the Amendment No. 2 Effective Date.

The New Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%.

The New Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the New Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. The New Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2024, internal control over financial reporting is effective.

    PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2024. Their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months and the year ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item, including the information required by Item 408(b) of Regulation S-K related to our insider trading policies and procedures, will be set forth in our 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 10, the 2025 Proxy Statement is incorporated herein by this reference. All references to the 2025 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 11, the 2025 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 12, the 2025 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 13, the 2025 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024. For the limited purpose of providing the information necessary to comply with this Item 14, the 2025 Proxy Statement is incorporated herein by this reference.

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

3.3	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
4.1	Description of the Capital Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 28, 2020).
4.2
Indenture, dated as of June 21, 2024, by and among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Issuer, Valor Co-Issuer, Inc., as Co-Issuer, the Subsidiary Guarantors, and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on July 26, 2024).

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

10.4
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

10.5
Stockholders Agreement, dated as of April 15, 2015, by and among Virtu Financial, Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352) filed on May 29, 2015).

10.6
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

10.12
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

10.15
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

10.17
Third Amendment, dated as of January 5, 2018, to the Third Amended and Restated Limited Liability Company Agreement of Virtu Financial LLC, dated as of April 15, 2015 (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on March 13, 2018).

10.18
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated May 10, 2018, by and among Virtu Financial, Inc., TJMT Holdings LLC, North Island Holdings I, LP, Havelock Fund Investments Pte Ltd and Aranda Investments Pte. Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on May 15, 2018).

10.19†
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, Amended and Restated Effective June 8, 2017 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-230012) filed on March 1, 2019).

10.20†
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

10.33†
Virtu Financial, Inc. Second Amended and Restated Employment Agreement, dated as of April 29, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 2, 2022).

10.34†
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

10.42†
Virtu Financial Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 26, 2024).

10.43
Amendment No. 1, dated June 21, 2024, to the Credit Agreement, dated January 13, 2022, among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on July 26, 2024).

10.44†
Employment Agreement, dated as of April 29, 2024, by and between Virtu Financial Operating LLC and Cindy Lee (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on July 26, 2024).

10.45*
Amendment No. 2, dated February 19, 2025, to the Credit Agreement, dated January 13, 2022 (as amended by Amendment No. 1, dated June 21, 2024), among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

19.1*	Virtu Financial, Inc. Securities Trading Policy.
21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Virtu Financial, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Quarterly Report on Form 10-K (File No. 001-37352) filed on February 16, 2024).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.

† Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	February 21, 2025	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	February 21, 2025	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas A. Cifu and Cindy Lee, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2025.

Signature	Title

/s/ Douglas A. Cifu	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Cifu

/s/ Cindy Lee	Chief Financial Officer (Principal Financial and Accounting Officer)
Cindy Lee

/s/ Michael Viola	Chairman of the Board of Directors
Michael Viola

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ Virginia Gambale	Director
Virginia Gambale

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Joanne Minieri	Director
Joanne Minieri

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ David Urban	Director
David Urban