Form 10-Q
period 2025-03-31
Virtu Financial, Inc.
filed 2025-04-29
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of April 23, 2025
Class A common stock, par value $0.00001 per share	85,911,653
Class C common stock, par value $0.00001 per share	8,194,847
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$723,650	$872,513
Cash restricted or segregated under regulations and other	47,364	41,478
Securities borrowed	2,780,405	2,294,529
Securities purchased under agreements to resell	1,153,090	983,941
Receivables from broker-dealers and clearing organizations ($108,358 and $51,595 at fair value, as of March 31, 2025 and December 31, 2024, respectively)	1,857,854	1,100,850
Trading assets, at fair value:
Financial instruments owned	6,292,397	5,520,015
Financial instruments owned and pledged	2,428,584	2,282,637
Receivables from customers	189,382	149,804
Property, equipment and capitalized software (net of accumulated depreciation of $388,684 and $380,202 as of March 31, 2025 and December 31, 2024, respectively)	92,815	91,415
Operating lease right-of-use assets	163,230	175,046
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $440,243 and $428,460 as of March 31, 2025 and December 31, 2024, respectively)	190,280	203,188
Deferred tax assets	125,762	135,046
Assets of business held for sale	4,573	4,615
Other assets ($129,387 and $158,326, at fair value, as of March 31, 2025 and December 31, 2024, respectively)	349,902	357,740
Total assets	$17,548,214	$15,361,743

Liabilities and equity
Liabilities
Short-term borrowings	$112,149	$38,541
Securities loaned	2,827,025	2,431,878
Securities sold under agreements to repurchase	1,461,415	1,271,788
Payables to broker-dealers and clearing organizations ($199,920 and $136,736, at fair value, as of March 31, 2025 and December 31, 2024, respectively)	774,809	918,566
Payables to customers	66,732	46,112
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	8,116,856	6,440,971
Tax receivable agreement obligations	175,819	196,592
Accounts payable, accrued expenses and other liabilities	492,892	558,100
Operating lease liabilities	216,314	229,825
Long-term borrowings	1,741,092	1,740,467
Liabilities of business held for sale	1,455	1,526
Total liabilities	15,986,558	13,874,366

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 139,581,948 and 137,479,751 shares, Outstanding — 85,757,311 and 84,976,325 shares at March 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,194,847 and 8,561,970 shares at March 31, 2025 and December 31, 2024, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at March 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 53,824,637 and 52,503,426 shares at March 31, 2025 and December 31, 2024, respectively	(1,387,895)	(1,339,913)
Additional paid-in capital	1,475,903	1,432,240
Retained earnings	1,227,446	1,168,908

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Accumulated other comprehensive income (loss)	(5,554)	(7,063)
Total Virtu Financial Inc. stockholders' equity	1,309,902	1,254,174
Noncontrolling interest	251,754	233,203
Total equity	1,561,656	1,487,377

Total liabilities and equity	$17,548,214	$15,361,743
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Revenues:
Trading income, net	$589,983	$408,095
Interest and dividends income	109,053	105,992
Commissions, net and technology services	151,307	118,611
Other, net	(12,474)	10,141
Total revenue	837,869	642,839

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	221,875	139,799
Communication and data processing	59,803	58,182
Employee compensation and payroll taxes	119,356	100,823
Interest and dividends expense	131,328	126,028
Operations and administrative	22,136	22,346
Depreciation and amortization	15,932	16,076
Amortization of purchased intangibles and acquired capitalized software	11,783	14,687
Termination of office leases	10	17
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,681	1,694
Transaction advisory fees and expenses	338	135
Financing interest expense on long-term borrowings	29,891	23,232
Total operating expenses	614,133	503,019
Income before income taxes and noncontrolling interest	223,736	139,820
Provision for income taxes	34,101	28,512
Net income	189,635	111,308
Noncontrolling interest	(89,954)	(55,491)

Net income available for common stockholders	$99,681	$55,817

Earnings per share
Basic	$1.09	$0.59
Diluted	$1.08	$0.59

Weighted average common shares outstanding
Basic	85,681,015	88,999,122
Diluted	86,047,558	88,999,122

Net income	$189,635	$111,308
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	4,740	(3,526)
Net change in unrealized cash flow hedges gain (loss), net of taxes	(2,110)	1,547
Comprehensive income	192,265	109,329
Less: Comprehensive income attributable to noncontrolling interest	(91,075)	(54,655)
Comprehensive income attributable to common stockholders	$101,190	$54,674

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2025 and 2024

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Share based compensation	2,650,096	—	—	—	—	—	—	—	42,028	—	—	42,028	—	42,028
Repurchase of Class C common stock	—	—	(16,265)	—	—	—	—	—	(645)	—	—	(645)	—	(645)
Treasury stock purchases	(1,018,757)	—	—	—	—	—	(1,321,211)	(47,982)	—	(40,779)	—	(88,761)	—	(88,761)
Stock options exercised	120,000	—	—	—	—	—	—	—	2,280	—	—	2,280	—	2,280
Net income	—	—	—	—	—	—	—	—	—	99,681	—	99,681	89,954	189,635
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,720	2,720	2,020	4,740
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(1,211)	(1,211)	(899)	(2,110)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,164)	—	(22,164)	(72,524)	(94,688)
Issuance of common stock in connection with employee exchanges	350,858	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(350,858)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	139,581,948	$1	8,194,847	$—	60,091,740	$1	(53,824,637)	$(1,387,895)	$1,475,903	$1,227,446	$(5,554)	$1,309,902	$251,754	$1,561,656

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,596,226	—	—	—	—	—	—	—	28,883	—	—	28,883	—	28,883
Treasury stock purchases	(946,267)	—	—	—	—	—	(1,959,076)	(35,889)	—	(16,013)	—	(51,902)	—	(51,902)
Net income	—	—	—	—	—	—	—	—	—	55,817	—	55,817	55,491	111,308
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,037)	(2,037)	(1,489)	(3,526)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	894	894	653	1,547
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,660)	—	(22,660)	(44,929)	(67,589)
Balance at March 31, 2024	136,550,996	$1	8,607,998	$—	60,091,740	$1	(47,767,427)	$(1,202,188)	$1,380,457	$1,017,547	$15,904	$1,211,722	$212,355	$1,424,077

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$189,635	$111,308

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,932	16,076
Amortization of purchased intangibles and acquired capitalized software	11,783	14,687
Amortization of debt issuance costs and deferred financing fees	1,597	1,720
Termination of office leases	10	17
Share-based compensation	21,888	15,033
Deferred taxes	6,095	5,390
Other	6,499	(15,118)
Changes in operating assets and liabilities:
Securities borrowed	(485,876)	(60,542)
Securities purchased under agreements to resell	(169,149)	1,009,644
Receivables from broker-dealers and clearing organizations	(756,950)	(526,927)
Trading assets, at fair value	(918,329)	911,479
Receivables from customers	(39,578)	(12,435)
Operating lease right-of-use assets	11,816	16,810
Other assets	26,898	(104,205)
Securities loaned	395,147	311,075
Securities sold under agreements to repurchase	189,627	(959,561)
Payables to broker-dealers and clearing organizations	(143,428)	(687,156)
Payables to customers	20,620	10,256
Trading liabilities, at fair value	1,675,885	(376,355)
Operating lease liabilities	(13,511)	(17,834)
Accounts payable, accrued expenses and other liabilities	(31,647)	(58,776)
Net cash provided by (used in) operating activities	14,964	(395,414)

Cash flows from investing activities
Development of capitalized software	(23,926)	(23,383)
Acquisition of property and equipment	(5,732)	(2,815)
Other investing activities	(1,350)	(1,278)
Net cash provided by (used in) investing activities	(31,008)	(27,476)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(94,688)	(67,589)
Repurchase of Class C common stock	(1,566)	—
Purchase of treasury stock	(88,927)	(51,823)
Stock options exercised	2,280	—
Short-term borrowings, net	77,685	140,000
Proceeds from long-term borrowings	1,245,000	—
Repayment of long-term borrowings	(1,245,000)	—
Payment of tax receivable agreement obligations	(20,773)	(20,226)
Debt issuance costs	(5,684)	—
Net cash provided by (used in) financing activities	(131,673)	362

Effect of exchange rate changes on cash and cash equivalents	4,740	(3,526)

Net increase (decrease) in cash and cash equivalents	(142,977)	(426,054)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	913,991	855,460
Cash, cash equivalents, and restricted or segregated cash, end of period	$771,014	$429,406

Supplementary disclosure of cash flow information
Cash paid for interest	$133,920	$142,200
Cash paid for taxes	11,918	6,609

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	5,746	4,101

Non-cash financing activities
Repurchase of Class C common stock	921	—
Purchase of treasury stock	166	—

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2025, VFI owned approximately 57.4% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

2. Summary of Significant Accounting Policies
For a detailed discussion of the Company's significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Digital Assets Held

Effective January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) using a modified retrospective approach. This ASU requires measurement of in-scope crypto assets at fair value with gains or losses from remeasurement recognized in net income.

The Company, through a foreign subsidiary, had previously entered into certain token purchase, grant and/or similar agreements to purchase, be granted and/or otherwise acquire a certain amount of crypto tokens. At December 31, 2024, based on the nature of the assets, these tokens were recorded at cost within Intangibles on the Consolidated Statements of Financial Condition, in accordance with ASC 350, Intangibles—Goodwill and Other. Upon adoption, the Company records these tokens at fair value within Other assets on the Condensed Consolidated Statements of Financial Condition. As of January 1, 2025, the Company recorded a fair value adjustment of $25.4 million and established a deferred tax liability of $3.6 million, for a net cumulative-effect adjustment of $21.8 million in the beginning balance of Retained earnings. Subsequently, the Company remeasures these tokens at fair value at the end of each reporting period with changes recognized through Other, net on the Condensed Consolidated Statements of Comprehensive Income. The Company has other digital assets which were measured at fair value at December 31, 2024 based on the nature of the assets and the specialized accounting applied.

The Company uses the “first-in, first-out” method to determine the cost basis for its Digital assets held.

Accounting Pronouncements Recently Adopted

Business Combinations—Joint Venture Formations - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60). This ASU provides updated guidance on accounting for the formation of joint ventures. The Company adopted this ASU on January 1, 2025, and it did not have a material impact on its Condensed Consolidated Financial Statements.

Intangibles—Goodwill and Other—Crypto Assets - In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). This ASU requires measurement of in-scope crypto assets at fair value and provides updated guidance on presentation and disclosure requirements for crypto assets. The Company adopted this ASU on January 1, 2025. See above and Note 11 “Digital Assets Held” for details on the impact of the adoption.

Compensation—Stock Compensation - In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718). This ASU clarifies ASC 718 scope application for profits interest or similar awards through illustrative examples. The Company adopted this ASU on January 1, 2025, and it did not have a material impact on its Condensed Consolidated Financial Statements.

Codification Improvements - In March 2024, the FASB issued ASU 2024-02, Codification Improvements. This ASU aims to improve and simplify the language and structure of the Codification by removing references to Concepts Statements. The Company adopted this ASU on January 1, 2025, and it did not have a material impact on its Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted as of March 31, 2025

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - In November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). These ASUs require disclosure of disaggregated information of Income Statement expense captions that include certain costs, such as employee compensation, depreciation, and intangible asset amortization. They also require disclosure of the total amounts of selling expenses, along with an entity's definition of selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of these ASUs, but does not expect them to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

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

A summary of the assets and liabilities of business held for sale is summarized as follows:

(in thousands)	March 31, 2025	December 31, 2024
Business assets and liabilities held for sale:
Receivables from broker-dealers and clearing organizations	$140	$194
Property, equipment and capitalized software (net)	766	854
Intangibles (net)	3,486	3,486
Other assets	181	81
Liabilities	$(1,455)	$(1,526)
Total carrying value of RFQ-hub	$3,118	$3,089

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income before income taxes and noncontrolling interest	$223,736	$139,820
Provision for income taxes	34,101	28,512
Net income	189,635	111,308

Noncontrolling interest	(89,954)	(55,491)

Net income available for common stockholders	$99,681	$55,817

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2025	2024
Basic earnings per share:
Net income available for common stockholders	$99,681	$55,817
Less: Dividends and undistributed earnings allocated to participating securities	(6,369)	(3,073)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	93,312	52,744

Weighted average shares of common stock outstanding:
Class A	85,681,015	88,999,122

Basic earnings per share	$1.09	$0.59

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2025	2024
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$93,312	$52,744

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	85,681,015	88,999,122
Issuable pursuant to Amended and Restated 2015 Management Incentive Plan	366,543	—
	86,047,558	88,999,122

Diluted earnings per share (1)	$1.08	$0.59

(1) Excluded from the computation of diluted Earnings per share were 45,814 unexercised stock options for the three months ended March 31, 2024, because inclusion of the options would have been anti-dilutive. There were none excluded for the Three months ended March 31, 2025.

5. Tax Receivable Agreements

For a detailed discussion of the Company's tax receivable agreements, see Note 5 “Tax Receivable Agreements” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company made payments totaling $134.8 million from February 2017 through March 2025 with respect to its TRA obligation. Tax receivable payments are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years.

At March 31, 2025 and December 31, 2024, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $109.0 million and $114.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $175.8 million and $196.6 million for March 31, 2025 and December 31, 2024, respectively. The amounts recorded as of March 31, 2025 and December 31, 2024 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2025 and December 31, 2024, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2025 and 2024.

The following table presents the details of goodwill by segment as of March 31, 2025 and December 31, 2024:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As described in Note 3 “Business Held for Sale”, the Company reclassified an aggregated net carrying amount of $3.5 million ($7.5 million of gross carrying amount net of $4.0 million accumulated amortization) from Intangible assets to Assets of business held for sale.

As of March 31, 2025 and December 31, 2024, the Company’s total amount of intangible assets recorded was $190.3 million and $203.2 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(293,089)	$186,041	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,654)	241	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(440,243)	$190,280

	As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(281,315)	$197,815	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,645)	250	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	1,125	—	1,125	Indefinite
	$631,648	$(428,460)	$203,188

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2025	$35,349
2026	47,132
2027	47,132
2028	47,132
2029	9,466
2030	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Assets
Due from prime brokers	$652,207	$344,662
Deposits with clearing organizations	226,448	223,582
Net equity with futures commission merchants	205,536	199,771
Unsettled trades with clearing organizations	510,324	17,239
Securities failed to deliver	212,360	274,072
Commissions and fees	50,979	41,524
Total receivables from broker-dealers and clearing organizations	$1,857,854	$1,100,850

Liabilities
Due to prime brokers	$543,790	$583,914
Net equity with futures commission merchants (1)	(7,430)	(16,651)
Unsettled trades with clearing organizations	73,136	251,036
Securities failed to receive	160,610	94,941
Commissions and fees	4,703	5,326
Total payables to broker-dealers and clearing organizations	$774,809	$918,566
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $158.1 million and $123.0 million as of March 31, 2025 and December 31, 2024, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2025 and December 31, 2024, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at March 31, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	March 31, 2025	December 31, 2024
Securities received as collateral:
Securities borrowed	$2,701,853	$2,222,054
Securities purchased under agreements to resell	1,153,090	983,753
	$3,854,943	$3,205,807
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Equities	$2,411,625	$2,269,299
Exchange traded notes	16,959	13,338
	$2,428,584	$2,282,637

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$110,000	$(4,077)	$105,923
Short-term bank loans	6,226	—	6,226
	$116,226	$(4,077)	$112,149

	December 31, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	28,541	—	28,541
	$38,541	$—	$38,541

Broker-Dealer Credit Facilities

The Company is a party to two secured credit facilities with a financial institution to finance overnight securities positions purchased as part of its ordinary course U.S. broker-dealer market making activities. One of the facilities (the “Uncommitted Facility”) is provided on an uncommitted basis with an aggregate borrowing limit of $400 million, and is collateralized by VAL’s trading and deposit account maintained at the financial institution. The second credit facility (the “Committed Facility”) with the same financial institution has a borrowing limit of $650 million. The Committed Facility consists of two borrowing bases: Borrowing Base A Loan is to be used to finance the purchase and settlement of securities; Borrowing Base B Loan is to be used to fund margin deposit with the National Securities Clearing Corporation. Borrowing Base A Loans are available up to $650 million and bear interest at the adjusted Secured Overnight Financing Rate (“SOFR”) or base rate plus 1.25% per annum. Borrowing Base B Loans are subject to a sublimit of $300 million, which was amended to $350 million in February 2025, and bear interest at the adjusted SOFR or base rate plus 2.50% per annum. A commitment fee of 0.50% per annum on the average daily unused portion of this facility is payable quarterly in arrears.

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

	At March 31, 2025
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	5.50%	$400,000	$60,000	$—	$60,000
Committed facility (1)	5.75%	650,000	50,000	(4,077)	45,923
Overdraft facility	7.91%	10,000	—	—	—
		$1,060,000	$110,000	$(4,077)	$105,923
(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.75% and 7.00%, respectively. There was no balance outstanding under Borrowing Base B Loan as of March 31, 2025

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Broker-dealer credit facilities:
Uncommitted facility	$1,144	$601
Committed facility	809	877
Overdraft facility	186	113
	$2,139	$1,591

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2025 and December 31, 2024, there was $6.2 million and $28.5 million, respectively, of short-term bank loans associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 3.4% and 5.0%, respectively. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At March 31, 2025 and December 31, 2024, there were no balance outstanding under this short-term bank loan.

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

	At March 31, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.64%	$625,011	$158,076
		$625,011	$158,076

	At December 31, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.69%	$623,168	$122,953
		$623,168	$122,953

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $2.5 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.82%	$1,245,000	$(2,767)	$(16,137)	$1,226,096
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,344)	491,656
SBI bonds	January 2026	5.00%	23,340	—	—	23,340
			$1,768,340	$(2,767)	$(24,481)	$1,741,092

		At December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-1 Loan Facility	June 2031	7.11%	$1,245,000	$(2,876)	$(15,242)	$1,226,882
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,680)	491,320
SBI bonds	January 2026	5.00%	22,265	—	—	22,265
			$1,767,265	$(2,876)	$(23,922)	$1,740,467

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

On June 21, 2024 (the “Amendment No. 1 Effective Date”), the Company entered into Amendment No. 1 to the Original Credit Agreement (the “First Amended Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the First Amended Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “Term B-1 Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Original Credit Agreement. Additionally, the First Amended Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment No. 1 Effective Date.

The Term B-1 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 1.75%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.75%. The Term B-1 Loans will mature on the seventh anniversary of the Amendment No. 1 Effective Date and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-1 Loans. The Term B-1 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

In connection with its entry into the First Amended Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The current interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the Term B-1 Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the First Amended Credit Agreement.

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amends the First Amended Credit Agreement (as amended, the “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

The current interest rate swap effectively fixes interest payment obligations on the $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

As of March 31, 2025, $1,245.0 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($23.3 million) as of March 31, 2025 and ¥3.5 billion ($22.3 million) as of December 31, 2024. The Company had a loss of $1.1 million and a gain of $1.7 million during the three months ended March 31, 2025 and 2024, respectively, due to changes in foreign currency rates.

As of March 31, 2025, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2025	$—
2026	35,790
2027	12,450
2028	12,450
2029	12,450
2030	12,450
Thereafter	1,682,750
Total principal of long-term borrowings	$1,768,340

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

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2025:

	March 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$805,709	$2,799,329	$—	$—	$3,605,038
U.S. and Non-U.S. government obligations	955,752	629,405	—	—	1,585,157
Corporate Bonds	—	1,047,092	—	—	1,047,092
Exchange traded notes	63	37,989	—	—	38,052
Currency forwards	—	313,648	—	(301,861)	11,787
Options	5,271	—	—	—	5,271
	$1,766,795	$4,827,463	$—	$(301,861)	$6,292,397

Financial instruments owned, pledged as collateral:
Equity securities	$1,626,860	$784,765	$—	$—	$2,411,625
Exchange traded notes	1	16,958	—	—	16,959
	$1,626,861	$801,723	$—	$—	$2,428,584

Other Assets
Equity investment	$—	$—	$85,009	$—	$85,009
Digital assets	43,581	—	—	—	43,581
Exchange stock	797	—	—	—	797
	$44,378	$—	$85,009	$—	$129,387

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$108,358	$—	$—	$108,358
	$—	$108,358	$—	$—	$108,358

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,317,340	$2,674,529	$—	$—	$4,991,869
U.S. and Non-U.S. government obligations	34,916	1,595,659	—	—	1,630,575
Corporate Bonds	—	1,388,449	—	—	1,388,449
Exchange traded notes	56	100,676	—	—	100,732
Currency forwards	—	301,972	—	(301,972)	—
Options	5,231	—	—	—	5,231
	$2,357,543	$6,061,285	$—	$(301,972)	$8,116,856

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$2,243	$—	$—	$2,243
Payables linked to digital assets	—	197,677	—	—	197,677
	$—	$199,920	$—	$—	$199,920

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2024:

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$686,827	$2,471,450	$—	$—	$3,158,277
U.S. and Non-U.S. government obligations	348,761	908,625	—	—	1,257,386
Corporate Bonds	—	967,377	—	—	967,377
Exchange traded notes	885	40,602	—	—	41,487
Currency forwards	—	716,970	—	(676,905)	40,065
Options	55,423	—	—	—	55,423
	$1,091,896	$5,105,024	$—	$(676,905)	$5,520,015
Financial instruments owned, pledged as collateral:
Equity securities	$1,639,404	$629,895	$—	$—	$2,269,299
Exchange traded notes	—	13,338	—	—	13,338
	$1,639,404	$643,233	$—	$—	$2,282,637
Other Assets
Equity investment	$—	$—	$75,843	$—	$75,843
Digital assets	81,671	—	—	—	81,671
Exchange stock	812	—	—	—	812
	$82,483	$—	$75,843	$—	$158,326

Receivables from broker dealers and clearing organizations:
Receivables linked to digital Assets	$—	$51,595	$—	$—	$51,595
	$—	$51,595	$—	$—	$51,595

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,837,195	$1,854,883	$—	$—	$3,692,078
U.S. and Non-U.S. government obligations	107,045	1,313,955	—	—	1,421,000
Corporate Bonds	—	1,249,413	—	—	1,249,413
Exchange traded notes	15	73,225	—	—	73,240
Currency forwards	—	681,878	—	(681,878)	—
Options	5,240	—	—	—	5,240
	$1,949,495	$5,173,354	$—	$(681,878)	$6,440,971

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$2,572	$—	$—	$2,572
Payables linked to digital assets	—	134,164	—	—	134,164
	$—	$136,736	$—	$—	$136,736

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	March 31, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$85,009	Discounted cash flow	Estimated revenue growth	5.0% - 5.0%	5.0%
			Discount rate	16.0% - 16.0%	16.0%
		Market	Future enterprise value/ EBITDA ratio	6.8x - 17.4x	14.2x

	December 31, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$75,843	Discounted cash flow	Estimated revenue growth	5.0% - 5.0%	5.0%
			Discount rate	16.4% - 16.4%	16.4%
		Market	Future enterprise value/ EBITDA ratio	7.5x - 18.0x	13.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2025
(in thousands)	Balance at December 31, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2025
Assets
Other assets:
Equity investment	$75,843	$—	$9,166	$—	$—	$85,009	$9,166
Total	$75,843	$—	$9,166	$—	$—	$85,009	$9,166
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2025:

	March 31, 2025
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$723,650	$723,650	$723,650	$—	$—
Cash restricted or segregated under regulations and other	47,364	47,364	47,364	—	—
Securities borrowed	2,780,405	2,780,405	—	2,780,405	—
Securities purchased under agreements to resell	1,153,090	1,153,090	—	1,153,090	—
Receivables from broker-dealers and clearing organizations	1,749,496	1,749,496	—	1,749,496	—
Receivables from customers	189,382	189,382	—	189,382	—
Other assets (1)	31,956	31,956	9,203	22,753	—
Total Assets	$6,675,343	$6,675,343	$780,217	$5,895,126	$—

Liabilities
Short-term borrowings	$112,149	$116,226	$—	$116,226	$—
Long-term borrowings	1,741,092	1,785,993	—	1,785,993	—
Securities loaned	2,827,025	2,827,025	—	2,827,025	—
Securities sold under agreements to repurchase	1,461,415	1,461,415	—	1,461,415	—
Payables to broker-dealers and clearing organizations	574,889	574,889	—	574,889	—
Payables to customers	66,732	66,732	—	66,732	—
Other liabilities (2)	39,434	39,434	—	39,434	—
Total Liabilities	$6,822,736	$6,871,714	$—	$6,871,714	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,780,405	$—	$2,780,405	$(2,701,853)	$(38,765)	$39,787
Securities purchased under agreements to resell	1,153,090	—	1,153,090	(1,153,090)	—	—
Trading assets, at fair value:
Currency forwards	313,648	(301,861)	11,787	—	—	11,787
Options	5,271	—	5,271	—	(5,019)	252
Total	$4,252,414	$(301,861)	$3,950,553	$(3,854,943)	$(43,784)	$51,826

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,827,025	$—	$2,827,025	$(2,782,163)	$(38,765)	$6,097
Securities sold under agreements to repurchase	1,461,415	—	1,461,415	(1,461,415)	—	—
Payable to broker-dealers and clearing organizations:
Interest rate swaps	2,243	—	2,243	—	—	2,243
Trading liabilities, at fair value:
Currency forwards	301,972	(301,972)	—	—	—	—
Options	5,231	—	5,231	—	(4,954)	277
Total	$4,597,886	$(301,972)	$4,295,914	$(4,243,578)	$(43,719)	$8,617

	December 31, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,294,529	$—	$2,294,529	$(2,222,054)	$(39,309)	$33,166
Securities purchased under agreements to resell	983,941	—	983,941	(983,753)	—	188
Trading assets, at fair value:
Currency forwards	716,970	(676,905)	40,065	—	—	40,065
Options	55,423	—	55,423	—	(55,423)	—
Total	$4,050,863	$(676,905)	$3,373,958	$(3,205,807)	$(94,732)	$73,419

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statement of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,431,878	$—	$2,431,878	$(2,375,372)	$(48,545)	$7,961
Securities sold under agreements to repurchase	1,271,788	—	1,271,788	(1,271,573)	—	215
Payables to broker-dealers and clearing organizations:
Interest rate swaps	2,572	—	2,572	—	—	2,572
Trading liabilities, at fair value:
Currency forwards	681,878	(681,878)	—	—	—	—
Options	5,240	—	5,240	—	(5,213)	27
Total	$4,393,356	$(681,878)	$3,711,478	$(3,646,945)	$(53,758)	$10,775

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$100,000	$90,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	1,011,415	—	—	—	—	1,011,415
Total	$1,111,415	$90,000	$185,000	$75,000	$—	$1,461,415

Securities loaned:
Equity securities	$2,827,025	$—	$—	$—	$—	$2,827,025
Total	$2,827,025	$—	$—	$—	$—	$2,827,025

	December 31, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$190,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	821,788	—	—	—	—	821,788
Total	$821,788	$190,000	$185,000	$75,000	$—	$1,271,788

Securities loaned:
Equity securities	$2,431,878	$—	$—	$—	$—	$2,431,878
Total	$2,431,878	$—	$—	$—	$—	$2,431,878

11. Digital Assets Held

The following table summarizes Digital assets held at March 31, 2025 and December 31, 2024:

(in thousands, except units)	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value (1)
Bitcoin	235	$19,416	$19,420	$59,925
Ethereum	4,079	7,339	7,447	11,212
PYTH tokens	75,121,251	1,161	10,517	1,158
Other	NM	6,362	6,197	10,501
Total Digital assets held		$34,278	$43,581	$82,796
(1)  75.0 million PYTH tokens were recorded at a carrying value of $1.1 million at cost in Intangibles as of December 31, 2024.

As of March 31, 2025, 75.0 million PYTH tokens with a fair value of $10.5 million are subject to selling restrictions. The time-based selling restrictions will unlock annually between 2025 and 2027.

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2025 and December 31, 2024:

(in thousands)		March 31, 2025		December 31, 2024
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(12,795)	$1,644,489	$(541)	$1,069,167
Commodity futures	Receivables from broker-dealers and clearing organizations	(12,127)	7,926,851	5,096	5,610,161
Currency futures	Receivables from broker-dealers and clearing organizations	(1,053)	4,559,333	(6,093)	5,211,677
Fixed income futures	Receivables from broker-dealers and clearing organizations	6	42,472	(3,890)	110,748
Options	Financial instruments owned	5,271	1,549,597	55,423	808,189
Currency forwards	Financial instruments owned	313,648	34,685,749	716,970	42,202,047

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(2,749)	$613,032	$527	$1,774,043
Commodity futures	Payables to broker-dealers and clearing organizations	(1,457)	44,724	(277)	56,331
Currency futures	Payables to broker-dealers and clearing organizations	130	30,631	7,382	2,232,543
Fixed income futures	Payables to broker-dealers and clearing organizations	(1,134)	344,141	(74)	21,077
Options	Financial instruments sold, not yet purchased	5,231	1,551,777	5,240	820,023
Currency forwards	Financial instruments sold, not yet purchased	301,972	34,679,910	681,878	42,184,501

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	2,243	1,075,000	2,572	1,075,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2025	2024
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(30,231)	$1,532
Currency forwards	Trading income, net	89,027	(6,061)
Options	Trading income, net	8,582	13,038
Interest rate swap on term loans (1)	Other, net	—	—
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	(2,910)	(11,702)
		$64,468	$(3,193)

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$431	$13,447
		$431	$13,447
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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2025, the Company held a noncontrolling interest of 50.0% in the JV.

The Company previously held a noncontrolling interest of 12.5% in another JV that also builds and maintains communication networks and related assets and followed a similar fee arrangement. As of September 1, 2024, the Company had disposed of its interest in this JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2025, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of March 31, 2025, the Company held approximately a 13.1% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of March 31, 2025, the Company held approximately a 9.1% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at March 31, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,848	$—	$66,848	$351,336

The following table presents the Company’s nonconsolidated VIEs at December 31, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,970	$—	$66,970	$345,235

The Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform in 2022. As of March 31, 2025, the Company held a 51% controlling interest in this entity. This JV meets the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidates this entity and records the interest that the Company does not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

On April 19, 2024, the Company entered into an agreement to sell a 49% interest in the multi-asset request-for-quote communication platform JV. The sale is subject to various closing conditions including the receipt of certain regulatory approvals. Upon the closing of the sale, the Company will retain a minority stake in the JV. See Note 3 “Business Held for Sale” for further details.

14. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 13 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$17,312	$97,434	$—	$114,746
Workflow technology	—	27,071	—	27,071
Analytics	—	9,490	—	9,490
Total revenue from contracts with customers	17,312	133,995	—	151,307

Other sources of revenue	673,860	7,013	5,689	686,562

Total revenues	$691,172	$141,008	$5,689	$837,869

Timing of revenue recognition:
Services transferred at a point in time	$691,172	$123,068	$5,689	$819,929
Services transferred over time	—	17,940	—	17,940
Total revenues	$691,172	$141,008	$5,689	$837,869

	Three Months Ended March 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$7,202	$78,210	$—	$85,412
Workflow technology	—	23,918	—	23,918
Analytics	—	9,281	—	9,281
Total revenue from contracts with customers	7,202	111,409	—	118,611

Other sources of revenue	513,806	6,379	4,043	524,228

Total revenues	$521,008	$117,788	$4,043	$642,839

Timing of revenue recognition:
Services transferred at a point in time	$521,008	$100,137	$4,043	$625,188
Services transferred over time	—	17,651	—	17,651
Total revenues	$521,008	$117,788	$4,043	$642,839

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2025 and 2024, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $72.6 million and $62.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2025.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $10.0 million and $8.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company recognized the full amount of revenue during the three months ended March 31, 2025 and 2024, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the three months ended March 31, 2025 and 2024, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $34.1 million, and 15.2%, and $28.5 million, and 20.4% for the three months ended March 31, 2025 and 2024, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024 are current income tax receivables of $27.6 million and $13.2 million, respectively. The balances at March 31, 2025 and December 31, 2024 primarily comprised prepayments of income tax and income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024 are current tax liabilities of $40.4 million and $22.5 million, respectively. The balances at March 31, 2025 and December 31, 2024 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2025 and December 31, 2024, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at March 31, 2025 and December 31, 2024, of $56.5 million and $58.2 million, respectively, and has recorded related deferred tax assets of $10.0 million and $10.3 million, respectively. A full valuation allowance was recorded against these deferred tax assets at March 31, 2025 and December 31, 2024 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2025 and December 31, 2024 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2025, the Company’s tax years for 2015 through 2023 and 2017 through 2023 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2023. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $23.0 million of unrecognized tax benefits as of March 31, 2025, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2025.

16. Commitments, Contingencies and Guarantees

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

In matters related to the SEC investigation noted above, the Company and certain of its current and former executive officers were named as defendants on May 19, 2023 in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770 and on October 31, 2023 in City of Birmingham Retirement and Relief System v. Virtu Financial, Inc., No. 23-cv-08123. The complaints were each filed by purported stockholders in the Eastern District of New York on behalf of a putative class and assert that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws. The complaints were subsequently consolidated and recaptioned in re Virtu Financial, Inc. Securities Litigation, No. 23-cv-03770. The Company believes it has meritorious defenses against claims that its public disclosures were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law and will defend itself vigorously. The Company also has received requests for information related to the SEC investigation pursuant to Section 220 of the Delaware General Corporation Law from counsel for purported stockholders. On March 26, 2025, members of the Company’s Board of Directors and certain current and former executives were named in a derivative complaint in Adams v. Viola et al., No. 1:25-cv-1688 filed on behalf of the Company in which it is asserted that the defendants breached fiduciary duties to the Company related to the FS matter. A similar derivative complaint was filed on April 9, 2025 in Deisz v. Viola et al., 25-CV-1958 in the Eastern District of New York against current and former members of the Board of Directors and executives. The defendants deny that they breached any fiduciary duties related to the FS matter and intend on defending themselves vigorously.

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

On October 17, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Mallinckrodt PLC, et al. (Reorganized Debtors); Opioid Master Disbursement Trust II v. Argos Capital Appreciation Master Fund LP et al No. 20-12522. The complaint alleges that Mallinckrodt PLC engaged in a share repurchase program from 2015 through 2018 pursuant to which it repurchased its own shares in various open market transactions, a period during which it was allegedly insolvent. The debtor plaintiff is seeking to unwind the transactions consummated under the program, alleging such transactions constituted fraudulent transfers by the debtor. The Company believes it has meritorious defenses against any unwinding of transactions, and the court granted its motion to dismiss in March 2025. The debtor plaintiff is appealing the dismissal as of April 2025. The Company will continue to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted while others remain pending. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”) which have a compliance date commencing in November 2025, though are currently subject to ongoing legal challenge, (ii) adopted amendments to Rule 605 of Regulation NMS, which has a compliance date on or about December 15, 2025, (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing in November but is currently subject to legal challenge, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by a United States district court. The remaining pending proposals include, but are not limited to, (i) Proposed Rule 615 of Regulation NMS, which proposes to dramatically change U.S. equities market structure, the routing, handling and potentially the amount, character and cost of retail order flow, (ii) Regulation Best Execution, which would impose best execution requirements on broker-dealers which would be distinct from, but overlapping with, FINRA’s existing best execution rule (Rule 5310), (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), which would expand the scope of exchange and ATS registration and compliance requirements, (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC's authority. The FTC is appealing the ruling and therefore its implementation has not yet been definitively resolved. These pending or potential rule changes, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company’s practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

17. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 “Summary of Significant Accounting Policies” and Note 16 “Leases” to the Consolidated Financial Statements of the Company’s 2024 Annual Report on Form 10-K.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$163,230	$175,046
Operating lease liabilities	Operating lease liabilities	216,314	229,825

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	34,462	42,915
Accumulated depreciation	Property, equipment, and capitalized software, net	(14,459)	(20,755)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	20,993	23,095

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.45 years	4.60 years
Finance leases	3.10 years	3.53 years
Weighted average discount rate
Operating leases	6.33%	6.36%
Finance leases	6.01%	5.97%

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost:
Fixed	$17,531	$18,431
Variable	1,456	1,508
Impairment of ROU Asset	—	—
Total Operating lease cost	$18,987	$19,939

Sublease income	3,470	4,692

Finance lease cost:
Amortization of ROU Asset	$2,157	$2,579
Interest on lease liabilities	334	412
Total Finance lease cost	$2,491	$2,991

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2025, are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$56,391	$6,058
2026	72,164	7,499
2027	35,189	6,329
2028	28,791	2,757
2029	21,456	408
2030 and thereafter	34,464	—
Total lease payments	$248,455	$23,051
Less imputed interest	(32,141)	(2,058)
Total lease liability	$216,314	$20,993

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$723,650	$872,513
Cash restricted or segregated under regulations and other	47,364	41,478
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$771,014	$913,991

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 87.0% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.4% interest in Virtu Financial at March 31, 2025.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2025 and December 31, 2024, there were 3,627,621 and 3,994,744 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 367,123 and none of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2025 and 2024, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2025, the Company repurchased approximately 51.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,330.0 million. As of March 31, 2025, the Company has approximately $390.0 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the three months ended March 31, 2025, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 350,858 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. There were no employee exchanges during the three months ended March 31, 2024.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$313	$(1,524)	$3,732
Foreign exchange translation adjustment	(12,006)	2,720	—	(9,286)
Total	$(7,063)	$3,033	$(1,524)	$(5,554)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2025, the Company expects approximately $0.4 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

20. Share-based Compensation

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of 4 years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the three months ended March 31, 2025 and 2024:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	19.00
Forfeited or expired	—	—	—	—	—
At March 31, 2024	1,511,776	$19.00	1.00	1,511,776	$19.00

At December 31, 2024	813,750	$19.00	0.24	813,750	$19.00
Granted	—	—	—	—	—
Exercised	(120,000)	19.00	—	(120,000)	19.00
Forfeited or expired	—	—	—	—	—
At March 31, 2025	693,750	$19.00	0.00	693,750	$19.00

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the three months ended March 31, 2025 and 2024, respectively, there were 528,221 and 878,091 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $7.2 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the three months ended March 31, 2025 and 2024:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2023	4,903,174	$23.90
Granted (1)	2,492,452	16.98
Forfeited	(68,049)	23.76
Vested	(2,596,226)	19.79
At March 31, 2024	4,731,351	$22.51

At December 31, 2024	5,564,532	$21.77
Granted	2,745,479	39.55
Forfeited	(84,404)	24.75
Vested	(2,650,096)	24.96
At March 31, 2025	5,575,511	$28.97
(1) Excluded in the number of RSUs and RSAs are 600,000 and 487,500 participating RSAs for three months ended March 31, 2025 and 2024, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $15.4 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively, of compensation expense in relation to RSUs. As of March 31, 2025 and December 31, 2024, total unrecognized share-based compensation expense related to unvested RSUs was $118.0 million and $53.5 million, respectively, and this amount is to be recognized over a weighted average period of 1.6 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiaries VAL and RFQ-hub Americas LLC (“RAL”, which is currently held for sale, as described in Note 3 “Business Held for Sale”), are subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. RAL became a U.S. broker-dealer in June 2023. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2025. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiaries as of March 31, 2025 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$459,273	$1,456	$457,817
RFQ-hub Americas LLC	542	11	531

As of March 31, 2025, VAL had $40.7 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.4 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of March 31, 2025 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp (1)	$11,841	$174	$11,667
Ireland
Virtu Europe Trading Limited (1)	59,506	27,332	32,174
Virtu Financial Ireland Limited (1)	79,868	31,092	48,776
United Kingdom
Virtu ITG UK Limited (1)	2,109	969	1,140
Asia Pacific
Virtu ITG Australia Limited	27,726	12,715	15,011
Virtu ITG Hong Kong Limited	4,849	386	4,463
Virtu ITG Singapore Pte Limited	1,212	167	1,045
Virtu Financial Singapore Pte. Ltd.	204,640	117,407	87,233
(1) Preliminary

As of March 31, 2025, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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
(1) Virtu Financial Canada ULC has resigned from membership with the Canadian Investment Regulatory Organization (“CIRO”) effective January 22, 2025, and its regulatory capital requirement as of December 31, 2024 was waived by CIRO.

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2025 and 2024 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2025
Total revenues	$691,172	$141,008	$5,689	$837,869
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	194,303	27,572	—	221,875
Interest and dividends expense	130,051	1,277	—	131,328
Other segment items (2)	177,638	82,234	1,058	260,930
Total operating expenses	501,992	111,083	1,058	614,133
Income (loss) before income taxes and noncontrolling interest	$189,180	$29,925	$4,631	$223,736

2024
Total revenues	$521,008	$117,788	$4,043	$642,839
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	115,866	23,933	—	139,799
Interest and dividends expense	125,158	870	—	126,028
Other segment items (2)	153,031	83,742	419	237,192
Total operating expenses	394,055	108,545	419	503,019
Income (loss) before income taxes and noncontrolling interest	$126,953	$9,243	$3,624	$139,820
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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues:
United States	$709,109	$522,069
Ireland	84,695	63,018
Others	44,065	57,752
Total revenues	$837,869	$642,839

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2025 and December 31, 2024 the Company had net payables to its affiliates of $1.7 million and $0.1 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.5 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively, to JNX for these trading activities.

The Company pays monthly use fees to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company previously held a similar arrangement with another telecommunication JV and paid a monthly use fee, and the Company disposed of its interests in this JV and ended the monthly fee arrangement as of September 1, 2024. The Company made payments to these JVs of $7.2 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $2.7 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On April 22, 2025, the Company’s Board of Directors authorized the addition of 7,500,000 shares of Class A Common Stock, along with certain other limited changes to the Amended and Restated 2015 Management Incentive Plan, subject to stockholder approval at the Company’s upcoming annual meeting on June 2, 2025.

On April 23, 2025, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on June 16, 2025 to holders of record as of May 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2025 and 2024 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2025, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2024, which are included in Item 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025 (the “2024 Form 10-K”), because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2024 Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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

On June 21, 2024 (the “Amendment No. 1 Effective Date”), the Company entered into Amendment No. 1 to the Original Credit Agreement (as amended, the “First Amended Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the First Amended Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “Term B-1 Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Original Credit Agreement. Additionally, the First Amended Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment No. 1 Effective Date.

The Term B-1 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 1.75%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.75%. The Term B-1 Loans will mature on the seventh anniversary of the Amendment No. 1 Effective Date and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-1 Loans. The Term B-1 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amends the First Amended Credit Agreement (as amended, the “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

The current interest rate swap effectively fixes interest payment obligations on the $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2025, options to purchase 1,646,500 shares in the aggregate were forfeited and 6,887,750 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2025 in the amount of $68.5 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2025 in the amount of $122.3 million and tax receivable agreement obligation in the amount of $175.8 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of March 31, 2025; and (iv) provision for corporate income tax in the amount of $20.9 million and $20.9 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
Market Making	2025	2024
Total revenue	$691,172	$521,008
Total operating expenses	501,992	394,055
Income (loss) before income taxes and noncontrolling interest	189,180	126,953
Execution Services
Total revenue	141,008	117,788
Total operating expenses	111,083	108,545
Income (loss) before income taxes and noncontrolling interest	29,925	9,243
Corporate
Total revenue	5,689	4,043
Total operating expenses	1,058	419
Income (loss) before income taxes and noncontrolling interest	4,631	3,624
Consolidated
Total revenue	837,869	642,839
Total operating expenses	614,133	503,019
Income (loss) before income taxes and noncontrolling interest	$223,736	$139,820

The following table shows our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues:
Trading income, net	$589,983	$408,095
Interest and dividends income	109,053	105,992
Commissions, net and technology services	151,307	118,611
Other, net	(12,474)	10,141
Total revenue	837,869	642,839

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	221,875	139,799
Communication and data processing	59,803	58,182
Employee compensation and payroll taxes	119,356	100,823
Interest and dividends expense	131,328	126,028
Operations and administrative	22,136	22,346
Depreciation and amortization	15,932	16,076
Amortization of purchased intangibles and acquired capitalized software	11,783	14,687
Termination of office leases	10	17
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,681	1,694
Transaction advisory fees and expenses	338	135
Financing interest expense on long-term borrowings	29,891	23,232
Total operating expenses	614,133	503,019
Income before income taxes and noncontrolling interest	223,736	139,820
Provision for income taxes	34,101	28,512
Net income	$189,635	$111,308

Selected Operating Margins
GAAP Net income Margin (1)	22.6%	17.3%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2025	2024
Net income	$189,635	$111,308
Noncontrolling interest	(89,954)	(55,491)

Net income available for common stockholders	$99,681	$55,817

Earnings per share
Basic	$1.09	$0.59
Diluted	$1.08	$0.59

Weighted average common shares outstanding
Basic	85,681,015	88,999,122
Diluted	86,047,558	88,999,122
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 70% and 63% of our total revenues for the three months ended March 31, 2025 and 2024, respectively.

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

Other, net can also include gains on sales of strategic investments and businesses, settlement fund recoveries, remeasurement gains or losses on certain digital assets held, as well as revenues from service agreements related to the sale of businesses.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 15 “Income Taxes” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$589,983	$408,095
Interest and dividends income	109,053	105,992
Commissions, net and technology services	151,307	118,611
Brokerage, exchange, clearance fees and payments for order flow, net	(221,875)	(139,799)
Interest and dividends expense	(131,328)	(126,028)
Adjusted Net Trading Income	$497,140	$366,871

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$189,635	$111,308
Financing interest expense on long-term borrowings	29,891	23,232
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,681	1,694
Depreciation and amortization	15,932	16,076
Amortization of purchased intangibles and acquired capitalized software	11,783	14,687
Provision for income taxes	34,101	28,512
EBITDA	$283,023	$195,509
Severance	2,179	1,485
Transaction advisory fees and expenses	338	135
Termination of office leases	10	17
Other	12,501	(9,347)
Share based compensation	21,888	15,033
Adjusted EBITDA	$319,939	$202,832

Selected Operating Margins
GAAP Net income Margin (1)	22.6%	17.3%
Non-GAAP Net income Margin (2)	38.1%	30.3%
EBITDA Margin (3)	56.9%	53.3%
Adjusted EBITDA Margin (4)	64.4%	55.3%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$189,635	$111,308
Provision for income taxes	34,101	28,512
Income before income taxes	223,736	139,820

Amortization of purchased intangibles and acquired capitalized software	11,783	14,687
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,681	1,694
Severance	2,179	1,485
Transaction advisory fees and expenses	338	135
Termination of office leases	10	17
Other	12,501	(9,347)
Share based compensation	21,888	15,033
Normalized Adjusted Net Income before income taxes	274,116	163,524
Normalized provision for income taxes (1)	65,787	39,246
Normalized Adjusted Net Income	$208,329	$124,278

Weighted Average Adjusted shares outstanding (2)	160,301,753	162,842,086

Basic earnings per share	$1.09	$0.59
Normalized Adjusted EPS	$1.30	$0.76

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2025 and 2024.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$582,622	$7,361	$—	$589,983
Commissions, net and technology services	17,312	133,995	—	151,307
Interest and dividends income	106,438	2,615	—	109,053
Brokerage, exchange, clearance fees and payments for order flow, net	(194,303)	(27,572)	—	(221,875)
Interest and dividends expense	(130,051)	(1,277)	—	(131,328)
Adjusted Net Trading Income	$382,018	$115,122	$—	$497,140

	Three Months Ended March 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$403,698	$4,397	$—	$408,095
Commissions, net and technology services	7,202	111,409	—	118,611
Interest and dividends income	103,802	2,190	—	105,992
Brokerage, exchange, clearance fees and payments for order flow, net	(115,866)	(23,933)	—	(139,799)
Interest and dividends expense	(125,158)	(870)	—	(126,028)
Adjusted Net Trading Income	$273,678	$93,193	$—	$366,871

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three months ended March 31, 2025 and 2024:

(in thousands, except %)	2025			2024
Adjusted Net Trading Income by Segment:	Total	Average Daily (1)	%	Total	Average Daily	%

Market Making	$382,018	$6,367	76.8%	$273,678	$4,487	74.6%

Execution Services	115,122	1,919	23.2%	93,193	1,528	25.4%

Corporate	—	—	—%	—	—	—%

Adjusted Net Trading Income	$497,140	$8,286	100.0%	$366,871	$6,015	100.0%

(1) Effective fourth quarter 2024, we began counting days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days. Prior periods have not been restated as the impact of the change is immaterial in relation to our average daily Adjusted Net Trading Income. There were no half-days during the three months ended March 31, 2025.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Total Revenues

Our total revenues increased $195.1 million, or 30.4%, to $837.9 million for the three months ended March 31, 2025, compared to $642.8 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $181.9 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $32.7 million in Commissions, net and technology services due to strengthened institutional engagement, offset by a decrease of $22.6 million in Other, net, as a result of remeasurement losses on certain digital assets held recorded during the three months ended March 31, 2025 and gains on settlement fund recoveries received during the three months ended March 31, 2024.

The following table shows total revenues by segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands, except for percentage)	2025	2024	% Change
Market Making
Trading income, net	$582,622	$403,698	44.3%
Interest and dividends income	106,438	103,802	2.5%
Commissions, net and technology services	17,312	7,202	140.4%
Other, net	(15,200)	6,306	NM
Total revenues from Market Making	$691,172	$521,008	32.7%

Execution Services
Trading income, net	$7,361	$4,397	67.4%
Interest and dividends income	2,615	2,190	19.4%
Commissions, net and technology services	133,995	111,409	20.3%
Other, net	(2,963)	(208)	NM
Total revenues from Execution Services	$141,008	$117,788	19.7%

Corporate
Other, net	$5,689	$4,043	40.7%
Total revenues from Corporate	$5,689	$4,043	40.7%

Consolidated
Trading income, net	$589,983	$408,095	44.6%
Interest and dividends income	109,053	105,992	2.9%
Commissions, net and technology services	151,307	118,611	27.6%
Other, net	(12,474)	10,141	NM
Total revenues	$837,869	$642,839	30.3%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $181.9 million, or 44.6% to $590.0 million for the three months ended March 31, 2025, compared to $408.1 million for the three months ended March 31, 2024. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended March 31, 2025 compared to the same period in 2024. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $3.1 million, or 2.9%, to $109.1 million for the three months ended March 31, 2025, compared to $106.0 million for the three months ended March 31, 2024. This increase was primarily attributable to higher interest income earned on cash collateral posted driven by an increase in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $32.7 million, or 27.6%, to $151.3 million for the three months ended March 31, 2025, compared to $118.6 million for the three months ended March 31, 2024. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2024. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $22.6 million, to $(12.5) million for the three months ended March 31, 2025, compared to $10.1 million for the three months ended March 31, 2024. The three months ended March 31, 2025 included remeasurement losses on certain digital assets held during the period. The three months ended March 31, 2024 included gains on settlement fund recoveries in which we are eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $130.3 million, or 35.5%, to $497.1 million for the three months ended March 31, 2025, compared to $366.9 million for the three months ended March 31, 2024. This increase was primarily attributable to higher Trading income, net due to higher trading volumes and increased opportunities during the three months ended March 31, 2025 compared to the same period in 2024, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net as described below. Average daily Adjusted Net Trading Income increased $2.3 million, or 38.3%, to $8.3 million for the three months ended March 31, 2025, compared to $6.0 million for the three months ended March 31, 2024. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $111.1 million, or 22.1%, to $614.1 million for the three months ended March 31, 2025, compared to $503.0 million for the three months ended March 31, 2024. The increase in operating expenses is primarily due to an increase in Brokerage, exchange, clearance fees and payments for order flow, net and Employee compensation and payroll taxes, described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $82.1 million, or 58.7%, to $221.9 million for the three months ended March 31, 2025, compared to $139.8 million for the three months ended March 31, 2024. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $1.6 million, or 2.7%, to $59.8 million for the three months ended March 31, 2025, compared to $58.2 million for the three months ended March 31, 2024. This increase was primarily due to slightly increased spending on market data, software, and colocation services.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $18.6 million, or 18.5%, to $119.4 million for the three months ended March 31, 2025, compared to $100.8 million for the three months ended March 31, 2024. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $11.4 million and $10.2 million for the three months ended March 31, 2025, and 2024, respectively.

Interest and dividends expense. Interest and dividends expense increased $5.3 million, or 4.2%, to $131.3 million for the three months ended March 31, 2025, compared to $126.0 million for the three months ended March 31, 2024. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense decreased $0.2 million, or 0.9%, to $22.1 million for the three months ended March 31, 2025, compared to $22.3 million for the three months ended March 31, 2024. This decrease was primarily driven by a decrease in professional expense.

Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 1.2%, to $15.9 million for the three months ended March 31, 2025, compared to $16.1 million for the three months ended March 31, 2024. The decrease was driven primarily by a decrease in amortization of computer equipment compared to the same period in 2024.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $2.9 million, or 19.7%, to $11.8 million for the three months ended March 31, 2025, compared to $14.7 million for the three months ended March 31, 2024. This decrease was due to certain intangible assets being fully amortized during 2024.

Termination of office leases. Termination of office leases was insignificant for the three months ended March 31, 2025 and March 31, 2024. These expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees remained consistent at $1.7 million for the three months ended March 31, 2025 and 2024. Refer to Note 9 “Borrowings” in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our borrowing arrangements.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended March 31, 2025, and March 31, 2024. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $6.7 million, or 28.9%, to $29.9 million for the three months ended March 31, 2025, compared to $23.2 million for the three months ended March 31, 2024.The increase was primarily attributable to the completion of the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023 during February 2025, partially offset by the effect from lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $34.1 million and 15.2% for the three months ended March 31, 2025, compared to $28.5 million and 20.4% for the three months ended March 31, 2024.

Liquidity and Capital Resources

General

As of March 31, 2025, we had $723.7 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2025, we had borrowings under our prime brokerage credit facilities of approximately $158.1 million, borrowings under our broker dealer facilities of $110.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,768.3 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $134.8 million from February 2017 through March 2025. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

Under the tax receivable agreements, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to TRA Parties in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. We would expect any acceleration of these payments to be funded from the realized favorable tax attributes. However, if the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements for any reason (including because our Credit Agreement restricts the ability of our subsidiaries to make distributions to us) such payments will be deferred and will accrue interest until paid.

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

Our Canadian subsidiaries, Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.) and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Canadian Investment Regulatory Organization. Effective January 22, 2025, Virtu Financial Canada ULC has resigned from membership with the Canadian Investment Regulatory Organization and is no longer subject to its regulatory requirements. Our Irish subsidiaries, Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited (“VETL”) (f/k/a Virtu ITG Europe Limited) are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VETL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, and Virtu ITG Hong Kong Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, respectively. Virtu ITG Singapore Pte. Limited and Virtu Financial Singapore Pte. Ltd. have similar regulatory requirements and are regulated by the Monetary Authority of Singapore.

See Note 21 “Regulatory Requirement” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2025, there was an outstanding principal balance on our broker-dealer facilities of $110.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $158.1 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On June 21, 2024 (the “Amendment No. 1 Effective Date”), the Company entered into Amendment No. 1 to the Original Credit Agreement (the “First Amended Credit Agreement”) and completed the issuance of the Notes (as defined below). Pursuant to the First Amended Credit Agreement, $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-1 Loans due 2031 (the “Term B-1 Loans”) were issued, the proceeds of which were used, along with the proceeds of the Notes, to repay in full all term loans previously outstanding under the Original Credit Agreement. Additionally, the First Amended Credit Agreement provides an increase in its senior secured first lien revolving credit facility from $250.0 million to $300.0 million and an extension of the maturity thereof to three years after the Amendment No. 1 Effective Date.

The Term B-1 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.00% and (d) 1.00%, plus, in each case, 1.75%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.75%. The Term B-1 Loans will mature on the seventh anniversary of the Amendment No. 1 Effective Date and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-1 Loans. The Term B-1 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

In connection with its entry into the First Amended Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The current interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the Term B-1 Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the First Amended Credit Agreement.

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amends the First Amended Credit Agreement (as amended, “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

The current interest rate swap effectively fixes interest payment obligations on the $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

As of March 31, 2025, $1,245.0 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2025.

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

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$14,964	$(395,414)
Investing activities	(31,008)	(27,476)
Financing activities	(131,673)	362
Effect of exchange rate changes on cash and cash equivalents	4,740	(3,526)
Net increase (decrease) in cash and cash equivalents	$(142,977)	$(426,054)

Operating Activities

Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $395.4 million for the three months ended March 31, 2024. The change in net cash provided by operating activities was primarily attributable to higher net income as well as movements in noncash adjustments for the three months ended March 31, 2025 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $31.0 million for the three months ended March 31, 2025, compared with net cash used in investing activities of $27.5 million for the three months ended March 31, 2024. The change in net cash used in investing activities was primarily attributable to decreases in acquisition of property and equipment and other investing activities for the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities was $131.7 million for the three months ended March 31, 2025, compared to Net cash used in financing activities of $0.4 million for the three months ended March 31, 2024. The cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to $1,245.0 million of net proceeds from long-term borrowings and $77.7 million of net proceeds from short-term borrowings, offset by $1,245.0 million of repayment of our previous long-term borrowings, $94.7 million in dividends to stockholders and distributions made to noncontrolling interests, and $88.9 million in purchases of treasury stock. The cash provided by financing activities of $0.4 million during the same period of 2024 primarily reflects $140.0 million of net proceeds from short-term borrowings, partially offset by $67.6 million net dividends to stockholders and distributions to noncontrolling interests and $51.8 million purchase of treasury stock.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2025, the Company repurchased approximately 51.6 million shares of Class A Common Stock and Virtu Financial

Units for approximately $1,330.0 million. As of March 31, 2025, the Company has approximately of $390.0 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Revenue Recognition

Trading Income, Net

Trading income, net, consists of trading gains and losses that are recorded on a trade date basis and reported on a net basis. Trading income, net, is primarily comprised of changes in fair value of financial instruments owned and financial instruments sold, not yet purchased assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on equities, fixed income securities, currencies and commodities.

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

Tax Receivable Agreements

We are required under the tax receivable agreements entered into in connection with our IPO to make payments to TRA Parties that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the Reorganization Transactions, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. An exchange of membership interests by the Virtu Members for Class A Common Stock or Class B Common Stock (an “Exchange”) during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange, to be realized over a specific period of time (generally 15 years). At each Exchange, we estimate the cumulative tax receivable agreement obligations to be reported on the consolidated financial statements. The tax attributes are computed as the difference between our basis in the partnership interest (“outside basis”) as compared to our share of the adjusted tax basis of partnership property (“inside basis”), at the time of each Exchange. The computation of inside basis requires judgments in estimating the components included in the inside basis as of the date of the Exchange (such as, cash received on hypothetical sale of assets, allocation of gain/loss at the time of the Exchange taking into account complex partnership tax rules). In addition, we estimate the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $3.6 million and

$5.4 million of amortization expense for the three months ended March 31, 2025 and 2024, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

Our customer market making activities involve the taking of position risks. The risks at any point in time are limited by the notional size of positions as well as other factors. The overall portfolio risks are quantified using internal risk models and monitored by the Company’s senior trading personnel, designated risk personnel and senior management.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at March 31, 2025 and December 31, 2024 was $8.7 billion and $7.8 billion, respectively, in long positions and $8.1 billion and $6.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 15.4% and 18.8% of our total revenues for the three months ended March 31, 2025 and 2024, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $12.9 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 16 “Commitments, Contingencies and Guarantees” to the Company’s Condensed Consolidated Financial Statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the exchange agreement (the “Exchange Agreement”) entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of Virtu Financial Units, Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) may be exchanged at any time for shares of our Class A Common Stock or Class B Common Stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During three months ended March 31, 2025, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 350,858 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Total share repurchases for the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025
Class A Common Stock repurchases	621,727	$37.74	395,437	$423,759,673

February 1, 2025 - February 28, 2025
Class A Common Stock repurchases	1,001,161	$39.10	209,366	416,261,658

March 1, 2025 - March 31, 2025
Class A Common Stock repurchases	717,080	$36.64	716,408	390,011,946
Total Common Stock repurchases	2,339,968	$37.98	1,321,211	$390,011,946
(1) Includes the repurchase of 1,018,757 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2025.

On November 6, 2020, the Company announced that the Board of Directors had authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company announced that the Board of Directors had authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2025, the Company repurchased approximately 51.6 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,330.0 million. As of March 31, 2025, the Company has approximately $390.0 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on July 28, 2023).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
10.1*†	Amendment No. 1 to the Amended and Restated Employee Agreement, dated as of February 26, 2025, by and between Virtu Financial Operating LLC and Joseph Molluso.
10.2*†	Amendment No. 1 to the Amended and Restated Employee Agreement, dated as of February 26, 2025, by and between Virtu Financial Operating LLC and Stephen Cavoli.
10.3
Amendment No. 2, dated February 19, 2025, to the Credit Agreement, dated January 13, 2022 (as amended by Amendment No. 1, dated June 21, 2024), among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 21, 2025).

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

Virtu Financial, Inc.

DATE:	April 29, 2025	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	April 29, 2025	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer