Form 10-Q
period 2025-06-30
Virtu Financial, Inc.
filed 2025-07-31
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10019
1633 Broadway
New York,	New York
(Address of principal executive offices)		(Zip Code)

(212) 418-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	VIRT	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of July 23, 2025
Class A common stock, par value $0.00001 per share	84,577,655
Class C common stock, par value $0.00001 per share	8,194,847
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$752,101	$872,513
Cash restricted or segregated under regulations and other	37,706	41,478
Securities borrowed	2,654,360	2,294,529
Securities purchased under agreements to resell	1,084,322	983,941
Receivables from broker-dealers and clearing organizations ($35,248 and $51,595 at fair value, as of June 30, 2025 and December 31, 2024, respectively)	1,335,968	1,100,850
Trading assets, at fair value:
Financial instruments owned	8,303,418	5,520,015
Financial instruments owned and pledged	2,625,355	2,282,637
Receivables from customers	360,373	149,804
Property, equipment and capitalized software (net of accumulated depreciation of $404,945 and $380,202 as of June 30, 2025 and December 31, 2024, respectively)	92,482	91,415
Operating lease right-of-use assets	156,511	175,046
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $452,026 and $428,460 as of June 30, 2025 and December 31, 2024, respectively)	178,497	203,188
Deferred tax assets	118,058	135,046
Assets of business held for sale	—	4,615
Other assets ($188,400 and $158,326, at fair value, as of June 30, 2025 and December 31, 2024, respectively)	436,412	357,740
Total assets	$19,284,489	$15,361,743

Liabilities and equity
Liabilities
Short-term borrowings	$251,754	$38,541
Securities loaned	3,118,350	2,431,878
Securities sold under agreements to repurchase	1,907,126	1,271,788
Payables to broker-dealers and clearing organizations ($188,320 and $136,736, at fair value, as of June 30, 2025 and December 31, 2024, respectively)	1,233,988	918,566
Payables to customers	50,470	46,112
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	8,423,628	6,440,971
Tax receivable agreement obligations	175,819	196,592
Accounts payable, accrued expenses and other liabilities	539,197	558,100
Operating lease liabilities	207,645	229,825
Long-term borrowings	1,743,171	1,740,467
Liabilities of business held for sale	—	1,526
Total liabilities	17,651,148	13,874,366

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 140,313,790 and 137,479,751 shares, Outstanding — 84,830,639 and 84,976,325 shares at June 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 8,194,847 and 8,561,970 shares at June 30, 2025 and December 31, 2024, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at June 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 55,483,151 and 52,503,426 shares at June 30, 2025 and December 31, 2024, respectively	(1,454,716)	(1,339,913)
Additional paid-in capital	1,504,158	1,432,240
Retained earnings	1,355,688	1,168,908

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Accumulated other comprehensive income (loss)	2,233	(7,063)
Total Virtu Financial Inc. stockholders' equity	1,407,365	1,254,174
Noncontrolling interest	225,976	233,203
Total equity	1,633,341	1,487,377

Total liabilities and equity	$19,284,489	$15,361,743
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Trading income, net	$652,796	$426,395	$1,242,779	$834,490
Interest and dividends income	128,406	107,066	237,459	213,058
Commissions, net and technology services	153,859	126,101	305,166	244,712
Other, net	64,512	33,423	52,038	43,564
Total revenue	999,573	692,985	1,837,442	1,335,824

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	202,125	150,787	424,000	290,586
Communication and data processing	61,435	59,327	121,238	117,509
Employee compensation and payroll taxes	136,181	105,716	255,537	206,539
Interest and dividends expense	165,213	123,693	296,541	249,721
Operations and administrative	25,895	22,061	48,031	44,407
Depreciation and amortization	15,618	16,078	31,550	32,154
Amortization of purchased intangibles and acquired capitalized software	11,783	12,153	23,566	26,840
Termination of office leases	11	16	21	33
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,682	24,279	3,363	25,973
Transaction advisory fees and expenses	59	60	397	195
Financing interest expense on long-term borrowings	32,551	23,430	62,442	46,662
Total operating expenses	652,553	537,600	1,266,686	1,040,619
Income before income taxes and noncontrolling interest	347,020	155,385	570,756	295,205
Provision for income taxes	54,044	27,268	88,145	55,780
Net income	292,976	128,117	482,611	239,425
Noncontrolling interest	(141,789)	(61,531)	(231,743)	(117,022)

Net income available for common stockholders	$151,187	$66,586	$250,868	$122,403

Earnings per share
Basic	$1.65	$0.71	$2.74	$1.30
Diluted	$1.65	$0.71	$2.73	$1.30

Weighted average common shares outstanding
Basic	85,490,121	88,137,799	85,585,040	88,568,461
Diluted	85,530,426	88,358,223	85,794,619	88,671,329

Net income	$292,976	$128,117	$482,611	$239,425
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	12,539	436	17,279	(3,090)
Net change in unrealized cash flow hedges gain (loss), net of taxes	1,098	(12,910)	(1,012)	(11,363)
Comprehensive income	306,613	115,643	498,878	224,972
Less: Comprehensive income attributable to noncontrolling interest	(147,639)	(56,252)	(238,714)	(110,907)
Comprehensive income attributable to common stockholders	$158,974	$59,391	$260,164	$114,065

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2025 and 2024

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Share based compensation	2,650,096	—	—	—	—	—	—	—	42,028	—	—	42,028	—	42,028
Repurchase of Class C common stock	—	—	(16,265)	—	—	—	—	—	(645)	—	—	(645)	—	(645)
Treasury stock purchases	(1,018,757)	—	—	—	—	—	(1,321,211)	(47,982)	—	(40,779)	—	(88,761)	—	(88,761)
Stock options exercised	120,000	—	—	—	—	—	—	—	2,280	—	—	2,280	—	2,280
Net income	—	—	—	—	—	—	—	—	—	99,681	—	99,681	89,954	189,635
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,720	2,720	2,020	4,740
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(1,211)	(1,211)	(899)	(2,110)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,164)	—	(22,164)	(72,524)	(94,688)
Issuance of common stock in connection with employee exchanges	350,858	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(350,858)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	139,581,948	$1	8,194,847	$—	60,091,740	$1	(53,824,637)	$(1,387,895)	$1,475,903	$1,227,446	$(5,554)	$1,309,902	$251,754	$1,561,656
Deconsolidation of RFQ-hub	—	—	—	—	—	—	—	—	—	—	—	—	(35,608)	(35,608)
Share based compensation	62,556	—	—	—	—	—	—	—	15,074	—	—	15,074	—	15,074
Treasury stock purchases	(24,464)	—	—	—	—	—	(1,658,514)	(66,821)	—	(996)	—	(67,817)	—	(67,817)
Stock options exercised	693,750	—	—	—	—	—	—	—	13,181		—	13,181	—	13,181
Net income	—	—	—	—	—	—	—	—	—	151,187	—	151,187	141,789	292,976
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	7,160	7,160	5,379	12,539
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	627	627	471	1,098
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,949)	—	(21,949)	(137,809)	(159,758)
Balance at June 30, 2025	140,313,790	$1	8,194,847	$—	60,091,740	$1	(55,483,151)	$(1,454,716)	$1,504,158	$1,355,688	$2,233	$1,407,365	$225,976	$1,633,341

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2025 and 2024

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,596,226	—	—	—	—	—	—	—	28,883	—	—	28,883	—	28,883
Treasury stock purchases	(946,267)	—	—	—	—	—	(1,959,076)	(35,889)	—	(16,013)	—	(51,902)	—	(51,902)
Net income	—	—	—	—	—	—	—	—	—	55,817	—	55,817	55,491	111,308
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,037)	(2,037)	(1,489)	(3,526)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	894	894	653	1,547
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,660)	—	(22,660)	(44,929)	(67,589)
Balance at March 31, 2024	136,550,996	$1	8,607,998	$—	60,091,740	$1	(47,767,427)	$(1,202,188)	$1,380,457	$1,017,547	$15,904	$1,211,722	$212,355	$1,424,077
Share based compensation	20,000	—	—	—	—	—	—	—	13,076	—	—	13,076	—	13,076
Treasury stock purchases	(8,665)	—	—	—	—	—	(1,384,593)	(31,244)	—	(191)	—	(31,435)	—	(31,435)
Stock options exercised	29,375	—	—	—	—	—	—	—	558		—	558	—	558
Net income	—	—	—	—	—	—	—	—	—	66,586	—	66,586	61,531	128,117
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	221	221	215	436
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,416)	(7,416)	(5,494)	(12,910)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,368)	—	(22,368)	(70,727)	(93,095)
Balance at June 30, 2024	136,591,706	$1	8,607,998	$—	60,091,740	$1	(49,152,020)	$(1,233,432)	$1,394,091	$1,061,574	$8,709	$1,230,944	$197,880	$1,428,824

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$482,611	$239,425

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,550	32,154
Amortization of purchased intangibles and acquired capitalized software	23,566	26,840
Debt issue cost related to debt refinancing and prepayment	—	22,563
Amortization of debt issuance costs and deferred financing fees	3,371	3,522
Termination of office leases	21	33
Share-based compensation	44,459	32,996
Deferred taxes	13,632	10,614
Gain on sale of RFQ-hub	(66,988)	—
Other	7,828	(28,192)
Changes in operating assets and liabilities:
Securities borrowed	(359,831)	(196,533)
Securities purchased under agreements to resell	(100,381)	718,822
Receivables from broker-dealers and clearing organizations	(235,436)	(159,531)
Trading assets, at fair value	(3,126,121)	29,181
Receivables from customers	(210,569)	(18,524)
Operating lease right-of-use assets	18,535	28,573
Other assets	(56,292)	(41,325)
Securities loaned	686,472	228,215
Securities sold under agreements to repurchase	635,338	(723,951)
Payables to broker-dealers and clearing organizations	317,135	(316,939)
Payables to customers	4,358	35,479
Trading liabilities, at fair value	1,982,657	216,030
Operating lease liabilities	(22,180)	(30,100)
Accounts payable, accrued expenses and other liabilities	3,994	(13,944)
Net cash provided by (used in) operating activities	77,729	95,408

Cash flows from investing activities
Development of capitalized software	(29,769)	(28,649)
Acquisition of property and equipment	(10,944)	(6,734)
Proceeds from sale of RFQ-hub	37,932	—
Other investing activities	(8,600)	(1,061)
Net cash provided by (used in) investing activities	(11,381)	(36,444)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(254,446)	(160,684)
Repurchase of Class C common stock	(1,566)	—
Purchase of treasury stock	(157,562)	(82,945)
Stock options exercised	15,461	558
Short-term borrowings, net	216,759	75,000
Proceeds from long-term borrowings	1,245,000	1,741,888
Repayment of long-term borrowings	(1,245,000)	(1,727,000)
Proceeds from interest rate swaps	—	1,955
Payment of tax receivable agreement obligations	(20,773)	(20,226)
Debt issuance costs	(5,684)	(23,217)
Net cash provided by (used in) financing activities	(207,811)	(194,671)

Effect of exchange rate changes on cash and cash equivalents	17,279	(3,090)

Net increase (decrease) in cash and cash equivalents	(124,184)	(138,797)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	913,991	855,460
Cash, cash equivalents, and restricted or segregated cash, end of period	$789,807	$716,663

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024

Supplementary disclosure of cash flow information
Cash paid for interest	$313,188	$285,693
Cash paid for taxes	75,201	25,984

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	10,309	10,529

Non-cash financing activities
Repurchase of Class C common stock	(645)	—
Purchase of treasury stock	(356)	—

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2025, VFI owned approximately 57.1% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

On April 19, 2024, the Company entered into a Unit Purchase Agreement with MarketAxess Holdings Inc. (“MarketAxess”) to sell a 49% interest in the multi-asset request-for-quote communication platform joint venture (“JV”), RFQ-hub Holdings LLC. The sale was completed on May 9, 2025. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

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

Accounting Pronouncements Not Yet Adopted as of June 30, 2025

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - In November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). These ASUs require disclosure of disaggregated information of Income Statement expense captions that include certain costs, such as employee compensation, depreciation, and intangible asset amortization. They also require disclosure of the total amounts of selling expenses, along with an entity's definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of these ASUs, but does not expect them to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU clarifies the requirement for identifying the accounting acquirer in a business combination involving a Variable Interest Entity (“VIE”). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

3. Sale of RFQ-hub

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

On May 9, 2025, the Company completed the sale of a 49% interest in RFQ-hub to MarketAxess for total gross proceeds of $37.9 million in cash. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company deconsolidated RFQ-hub and recognized a gain on sale of $67.0 million, which was recorded in Other, net on the Condensed Consolidated Statements of Comprehensive Income.

A summary of the gain on sale and deconsolidation of RFQ-hub is as follows:

(in thousands)	May 9, 2025
Total sale proceeds received	$37,932
Retained noncontrolling investments	1,548
Carrying value of noncontrolling interest deconsolidated	35,608
Carrying value of RFQ-hub’s net assets:
Cash and cash equivalents	$1,554
Receivables from broker-dealers and clearing organizations	512
Property, equipment and capitalized software (net)	736
Intangibles (net)	3,043
Other assets	3,939
Liabilities	$(1,684)
Less: Total carrying value of RFQ-hub’s net assets	$8,100
Gain on sale of RFQ-hub	$66,988

At December 31, 2024, the assets and liabilities of RFQ-hub classified as Assets and Liabilities of business held for sale on the Consolidated Statements of Financial Condition are summarized as follows:

(in thousands)	December 31, 2024
Business assets and liabilities held for sale:
Receivables from broker-dealers and clearing organizations	$194
Property, equipment and capitalized software (net)	854
Intangibles (net)	3,486
Other assets	81
Liabilities	$(1,526)
Total carrying value of RFQ-hub	$3,089

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income before income taxes and noncontrolling interest	$347,020	$155,385	$570,756	$295,205
Provision for income taxes	54,044	27,268	88,145	55,780
Net income	292,976	128,117	482,611	239,425

Noncontrolling interest	(141,789)	(61,531)	(231,743)	(117,022)

Net income available for common stockholders	$151,187	$66,586	$250,868	$122,403

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2025	2024	2025	2024
Basic earnings per share:
Net income available for common stockholders	$151,187	$66,586	$250,868	$122,403
Less: Dividends and undistributed earnings allocated to participating securities	(10,122)	(3,760)	(16,491)	(6,833)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	141,065	62,826	234,377	115,570

Weighted average shares of common stock outstanding:
Class A	85,490,121	88,137,799	85,585,040	88,568,461

Basic earnings per share	$1.65	$0.71	$2.74	$1.30

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2025	2024	2025	2024
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$141,065	$62,826	$234,377	$115,570

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	85,490,121	88,137,799	85,585,040	88,568,461
Issuable pursuant to Second Amended and Restated 2015 Management Incentive Plan	40,305	220,424	209,579	102,868
	85,530,426	88,358,223	85,794,619	88,671,329

Diluted earnings per share	$1.65	$0.71	$2.73	$1.30

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

The Company made payments totaling $134.8 million from February 2017 through June 2025 with respect to its TRA obligation. Tax receivable payments are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years.

At June 30, 2025 and December 31, 2024, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $99.7 million and $114.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $175.8 million and $196.6 million for June 30, 2025 and December 31, 2024, respectively. The amounts recorded as of June 30, 2025 and December 31, 2024 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2025 and December 31, 2024, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and six months ended June 30, 2025 and 2024.

The following table presents the details of goodwill by segment as of June 30, 2025 and December 31, 2024:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of June 30, 2025 and December 31, 2024, the Company’s total amount of intangible assets recorded was $178.5 million and $203.2 million, respectively. Acquired intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(304,863)	$174,267	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,663)	232	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(452,026)	$178,497

	As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(281,315)	$197,815	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,645)	250	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	1,125	—	1,125	Indefinite
	$631,648	$(428,460)	$203,188

At December 31, 2024, as described in Note 3 “Sale of RFQ-hub”, the Company reclassified an aggregated net carrying amount of $3.5 million ($7.5 million of gross carrying amount net of $4.0 million accumulated amortization) from Intangible assets to Assets of business held for sale. The sale of RFQ-hub was completed on May 9, 2025, and the Company disposed of these Assets of business held for sale at such time.

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $12.2 million for the three months ended June 30, 2025 and 2024, respectively, and $23.6 million and $26.8 million for the six months ended June 30, 2025 and 2024, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2025	$23,566
2026	47,132
2027	47,132
2028	47,132
2029	9,466
2030	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Assets
Due from prime brokers	$421,302	$344,662
Deposits with clearing organizations	236,384	223,582
Net equity with futures commission merchants	229,875	199,771
Unsettled trades with clearing organizations	121,281	17,239
Securities failed to deliver	282,703	274,072
Commissions and fees	44,423	41,524
Total receivables from broker-dealers and clearing organizations	$1,335,968	$1,100,850

Liabilities
Due to prime brokers	$970,546	$583,914
Net equity with futures commission merchants (1)	(18,445)	(16,651)
Unsettled trades with clearing organizations	512	251,036
Securities failed to receive	276,766	94,941
Commissions and fees	4,609	5,326
Total payables to broker-dealers and clearing organizations	$1,233,988	$918,566
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $174.4 million and $123.0 million as of June 30, 2025 and December 31, 2024, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2025 and December 31, 2024, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at June 30, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	June 30, 2025	December 31, 2024
Securities received as collateral:
Securities borrowed	$2,584,056	$2,222,054
Securities purchased under agreements to resell	1,084,322	983,753
	$3,668,378	$3,205,807
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Equities	$2,620,067	$2,269,299
Exchange traded notes	5,288	13,338
	$2,625,355	$2,282,637

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	June 30, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$185,000	$(3,546)	$181,454
Short-term bank loans	70,300	—	70,300
	$255,300	$(3,546)	$251,754

	December 31, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	28,541	—	28,541
	$38,541	$—	$38,541

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

	At June 30, 2025
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	5.50%	$400,000	$100,000	$—	$100,000
Committed facility (1)	5.75%	650,000	75,000	(3,546)	71,454
Overdraft facility	7.95%	10,000	10,000	—	10,000
		$1,060,000	$185,000	$(3,546)	$181,454

(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.75% and 7.00%, respectively. There was no balance outstanding under Borrowing Base B Loan as of June 30, 2025

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Broker-dealer credit facilities:
Uncommitted facility	$1,175	$1,009	$2,319	$1,610
Committed facility	898	916	1,707	1,793
Overdraft facility	$162	65	348	178
	$2,235	$1,990	$4,374	$3,581

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2025 and December 31, 2024, there was $70.3 million and $28.5 million, respectively, of short-term bank loans associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 2.9% and 5.0%, respectively. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At June 30, 2025 and December 31, 2024, there were no balance outstanding under this short-term bank loan.

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

	At June 30, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.52%	$633,601	$174,386
		$633,601	$174,386

	At December 31, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.69%	$623,168	$122,953
		$623,168	$122,953

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $2.5 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.83%	$1,245,000	$(2,656)	$(15,469)	$1,226,875
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,004)	491,996
SBI bonds	January 2026	5.00%	24,300	—	—	24,300
			$1,769,300	$(2,656)	$(23,473)	$1,743,171

		At December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-1 Loan Facility	June 2031	7.11%	$1,245,000	$(2,876)	$(15,242)	$1,226,882
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,680)	491,320
SBI bonds	January 2026	5.00%	22,265	—	—	22,265
			$1,767,265	$(2,876)	$(23,922)	$1,740,467

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

As of June 30, 2025, $1,245.0 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($24.3 million) as of June 30, 2025 and ¥3.5 billion ($22.3 million) as of December 31, 2024. The Company had a loss of $1.0 million and a gain of $1.4 million during the three months ended June 30, 2025 and 2024, respectively, and a loss of $2.0 million and a gain of $3.1 million during the six months ended June 30, 2025 and 2024, respectively, due to changes in foreign currency rates.

As of June 30, 2025, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2025	$—
2026	36,750
2027	12,450
2028	12,450
2029	12,450
2030	12,450
Thereafter	1,682,750
Total principal of long-term borrowings	$1,769,300

10. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on-the-run U.S. government obligations, certain exchange traded notes and digital assets is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities, all other exchange traded notes and certain other financial instruments, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts, other U.S. and non-U.S. government obligations and receivables and payables linked to digital assets have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from a number of banks and broker-dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

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

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2025:

	June 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,144,221	$3,259,440	$—	$—	$4,403,661
U.S. and Non-U.S. government obligations	951,679	1,439,728	—	—	2,391,407
Corporate Bonds	—	1,453,902	—	—	1,453,902
Exchange traded notes	1,085	26,683	—	—	27,768
Currency forwards	—	473,991	—	(454,090)	19,901
Options	6,779	—	—	—	6,779
	$2,103,764	$6,653,744	$—	$(454,090)	$8,303,418

Financial instruments owned, pledged as collateral:
Equity securities	$1,422,576	$1,197,491	$—	$—	$2,620,067
Exchange traded notes	—	5,288	—	—	5,288
	$1,422,576	$1,202,779	$—	$—	$2,625,355

Other Assets
Equity investment	$—	$—	$85,990	$—	$85,990
Digital assets	101,471	—	—	—	101,471
Exchange stock	939	—	—	—	939
	$102,410	$—	$85,990	$—	$188,400

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$35,248	$—	$—	$35,248
	$—	$35,248	$—	$—	$35,248

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,406,833	$2,536,275	$—	$—	$4,943,108
U.S. and Non-U.S. government obligations	209,704	1,541,072	—	—	1,750,776
Corporate Bonds	—	1,643,448	—	—	1,643,448
Exchange traded notes	—	71,532	—	—	71,532
Currency forwards	—	456,325	—	(456,308)	17
Options	14,747	—	—	—	14,747
	$2,631,284	$6,248,652	$—	$(456,308)	$8,423,628

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$859	$—	$—	$859
Payables linked to digital assets	—	187,461	—	—	187,461
	$—	$188,320	$—	$—	$188,320

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2024:

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$686,827	$2,471,450	$—	$—	$3,158,277
U.S. and Non-U.S. government obligations	348,761	908,625	—	—	1,257,386
Corporate Bonds	—	967,377	—	—	967,377
Exchange traded notes	885	40,602	—	—	41,487
Currency forwards	—	716,970	—	(676,905)	40,065
Options	55,423	—	—	—	55,423
	$1,091,896	$5,105,024	$—	$(676,905)	$5,520,015
Financial instruments owned, pledged as collateral:
Equity securities	$1,639,404	$629,895	$—	$—	$2,269,299
Exchange traded notes	—	13,338	—	—	13,338
	$1,639,404	$643,233	$—	$—	$2,282,637
Other Assets
Equity investment	$—	$—	$75,843	$—	$75,843
Digital assets	81,671	—	—	—	81,671
Exchange stock	812	—	—	—	812
	$82,483	$—	$75,843	$—	$158,326

Receivables from broker dealers and clearing organizations:
Receivables linked to digital Assets	$—	$51,595	$—	$—	$51,595
	$—	$51,595	$—	$—	$51,595

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,837,195	$1,854,883	$—	$—	$3,692,078
U.S. and Non-U.S. government obligations	107,045	1,313,955	—	—	1,421,000
Corporate Bonds	—	1,249,413	—	—	1,249,413
Exchange traded notes	15	73,225	—	—	73,240
Currency forwards	—	681,878	—	(681,878)	—
Options	5,240	—	—	—	5,240
	$1,949,495	$5,173,354	$—	$(681,878)	$6,440,971

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$2,572	$—	$—	$2,572
Payables linked to digital assets	—	134,164	—	—	134,164
	$—	$136,736	$—	$—	$136,736

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	June 30, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$85,990	Discounted cash flow	Estimated revenue growth	1.4% - 5.0%	4.1%
			Discount rate	16.3% - 16.3%	16.3%
		Market	Future enterprise value/ EBITDA ratio	7.8x - 19.2x	14.4x

	December 31, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$75,843	Discounted cash flow	Estimated revenue growth	5.0% - 5.0%	5.0%
			Discount rate	16.4% - 16.4%	16.4%
		Market	Future enterprise value/ EBITDA ratio	7.5x - 18.0x	13.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended June 30, 2025
(in thousands)	Balance at March 31, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2025
Assets
Other assets:
Equity investment	$85,009	$—	$981	$—	$—	$85,990	$981
Other	—		—	—		—	—
Total	$85,009	$—	$981	$—	$—	$85,990	$981
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Three Months Ended June 30, 2024
(in thousands)	Balance at March 31, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2024
Assets
Other assets:
Equity investment	$84,587	$—	$(5,556)	$—	$—	$79,031	$(5,556)
Other	—	—	—	—	—	—	—
Total	$84,587	$—	$(5,556)	$—	$—	$79,031	$(5,556)
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Six Months Ended June 30, 2025
(in thousands)	Balance at December 31, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2025
Assets
Other assets:
Equity investment	$75,843	$—	$10,147	$—	$—	$85,990	$10,147
Total	$75,843	$—	$10,147	$—	$—	$85,990	$10,147
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Six Months Ended June 30, 2024
(in thousands)	Balance at December 31, 2023	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2024
Assets
Other assets:
Equity investment	$81,805	$—	$(2,774)	$—	$—	$79,031	$(2,774)
Total	$81,805	$—	$(2,774)	$—	$—	$79,031	$(2,774)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2025:

	June 30, 2025
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$752,101	$752,101	$752,101	$—	$—
Cash restricted or segregated under regulations and other	37,706	37,706	37,706	—	—
Securities borrowed	2,654,360	2,654,360	—	2,654,360	—
Securities purchased under agreements to resell	1,084,322	1,084,322	—	1,084,322	—
Receivables from broker-dealers and clearing organizations	1,300,720	1,300,720	—	1,300,720	—
Receivables from customers	360,373	360,373	—	360,373	—
Other assets (1)	31,332	31,332	9,232	22,100	—
Total Assets	$6,220,914	$6,220,914	$799,039	$5,421,875	$—

Liabilities
Short-term borrowings	$251,754	$255,300	$—	$255,300	$—
Long-term borrowings	1,743,171	1,805,359	—	1,805,359	—
Securities loaned	3,118,350	3,118,350	—	3,118,350	—
Securities sold under agreements to repurchase	1,907,126	1,907,126	—	1,907,126	—
Payables to broker-dealers and clearing organizations	1,045,668	1,045,668	—	1,045,668	—
Payables to customers	50,470	50,470	—	50,470	—
Other liabilities (2)	30,627	30,627	—	30,627	—
Total Liabilities	$8,147,166	$8,212,900	$—	$8,212,900	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,654,360	$—	$2,654,360	$(2,584,056)	$(29,219)	$41,085
Securities purchased under agreements to resell	1,084,322	—	1,084,322	(1,084,322)	—	—
Trading assets, at fair value:
Currency forwards	473,991	(454,090)	19,901	—	—	19,901
Options	6,779	—	6,779	—	(5,091)	1,688
Total	$4,219,452	$(454,090)	$3,765,362	$(3,668,378)	$(34,310)	$62,674

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,118,350	$—	$3,118,350	$(3,068,408)	$(39,174)	$10,768
Securities sold under agreements to repurchase	1,907,126	—	1,907,126	(1,907,126)	—	—
Payable to broker-dealers and clearing organizations:
Interest rate swaps	859	—	859	—	—	859
Trading liabilities, at fair value:
Currency forwards	456,325	(456,308)	17	—	—	17
Options	14,747	—	14,747	—	(5,091)	9,656
Total	$5,497,407	$(456,308)	$5,041,099	$(4,975,534)	$(44,265)	$21,300

	December 31, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,294,529	$—	$2,294,529	$(2,222,054)	$(39,309)	$33,166
Securities purchased under agreements to resell	983,941	—	983,941	(983,753)	—	188
Trading assets, at fair value:
Currency forwards	716,970	(676,905)	40,065	—	—	40,065
Options	55,423	—	55,423	—	(55,423)	—
Total	$4,050,863	$(676,905)	$3,373,958	$(3,205,807)	$(94,732)	$73,419

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,431,878	$—	$2,431,878	$(2,375,372)	$(48,545)	$7,961
Securities sold under agreements to repurchase	1,271,788	—	1,271,788	(1,271,573)	—	215
Payables to broker-dealers and clearing organizations:
Interest rate swaps	2,572	—	2,572	—	—	2,572
Trading liabilities, at fair value:
Currency forwards	681,878	(681,878)	—	—	—	—
Options	5,240	—	5,240	—	(5,213)	27
Total	$4,393,356	$(681,878)	$3,711,478	$(3,646,945)	$(53,758)	$10,775

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$100,000	$90,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	1,457,126	—	—	—	—	1,457,126
Total	$1,557,126	$90,000	$185,000	$75,000	$—	$1,907,126

Securities loaned:
Equity securities	$3,118,350	$—	$—	$—	$—	$3,118,350
Total	$3,118,350	$—	$—	$—	$—	$3,118,350

	December 31, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$190,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	821,788	—	—	—	—	821,788
Total	$821,788	$190,000	$185,000	$75,000	$—	$1,271,788

Securities loaned:
Equity securities	$2,431,878	$—	$—	$—	$—	$2,431,878
Total	$2,431,878	$—	$—	$—	$—	$2,431,878

11. Digital Assets Held

The following table summarizes Digital assets held at June 30, 2025 and December 31, 2024:

(in thousands, except units)	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin	410	$44,032	$44,067	$59,925
Ethereum	7,309	18,226	18,241	11,212
XRP	10,049,381	22,778	22,791	686
Other	NM	11,858	16,372	10,973
Total Digital assets held		$96,894	$101,471	$82,796

As of June 30, 2025, 50.0 million PYTH tokens with a fair value of $5.3 million are subject to selling restrictions. The time-based selling restrictions will unlock annually between 2026 and 2027.

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2025 and December 31, 2024:

(in thousands)		June 30, 2025		December 31, 2024
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$11,673	$1,106,975	$(541)	$1,069,167
Commodity futures	Receivables from broker-dealers and clearing organizations	48,791	8,319,473	5,096	5,610,161
Currency futures	Receivables from broker-dealers and clearing organizations	(19,437)	4,728,532	(6,093)	5,211,677
Fixed income futures	Receivables from broker-dealers and clearing organizations	(26)	28,434	(3,890)	110,748
Options	Financial instruments owned	6,779	1,640,291	55,423	808,189
Currency forwards	Financial instruments owned	473,991	39,730,857	716,970	42,202,047

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$2,763	$1,088,855	$527	$1,774,043
Commodity futures	Payables to broker-dealers and clearing organizations	(3,218)	60,084	(277)	56,331
Currency futures	Payables to broker-dealers and clearing organizations	11	34,467	7,382	2,232,543
Fixed income futures	Payables to broker-dealers and clearing organizations	730	520,133	(74)	21,077
Options	Financial instruments sold, not yet purchased	14,747	1,681,577	5,240	820,023
Currency forwards	Financial instruments sold, not yet purchased	456,325	39,722,025	681,878	42,184,501

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	859	1,075,000	2,572	1,075,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2025	2024	2025	2024
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$56,616	$26,170	$26,385	$27,702
Currency forwards	Trading income, net	72,937	7,520	161,964	1,459
Options	Trading income, net	18,405	20,280	26,987	33,318
Interest rate swap on term loans (1)	Other, net	—	5,686	—	5,686
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	(125)	(11,380)	(3,035)	(23,082)
		$147,833	$48,276	$212,301	$45,083

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$1,391	$78	$1,822	$13,525
		$1,391	$78	$1,822	$13,525
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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of June 30, 2025, the Company held a noncontrolling interest of 50.0% in the JV.

The Company previously held a noncontrolling interest of 12.5% in another JV that also builds and maintains communication networks and related assets and followed a similar fee arrangement. As of September 1, 2024, the Company had disposed of its interest in this JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2025, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of June 30, 2025, the Company held approximately a 13.1% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of June 30, 2025, the Company held approximately a 7.0% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at June 30, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$68,335	$—	$68,335	$376,452

The following table presents the Company’s nonconsolidated VIEs at December 31, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,970	$—	$66,970	$345,235

The Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform in 2022. Upon the formation of the JV, the Company held a 51% controlling interest. The JV met the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidated this entity and recorded the interest that the Company did not own as noncontrolling interest in the Condensed Consolidated Financial Statements.

On April 19, 2024, the Company entered into an agreement to sell a 49% interest in the multi-asset request-for-quote communication platform JV. The sale was completed on May 9, 2025. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

14. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 "Summary of Significant Accounting Policies" and Note 13 "Revenues from Contracts with Customers" to the Consolidated Financial Statements of the Company's 2024 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$14,414	$104,467	$—	$118,881
Workflow technology	—	25,433	—	25,433
Analytics	—	9,545	—	9,545
Total revenue from contracts with customers	14,414	139,445	—	153,859

Other sources of revenue	772,179	75,043	(1,508)	845,714

Total revenues	$786,593	$214,488	$(1,508)	$999,573

Timing of revenue recognition:
Services transferred at a point in time	$786,593	$196,144	$(1,508)	$981,229
Services transferred over time	—	18,344	—	18,344
Total revenues	$786,593	$214,488	$(1,508)	$999,573

	Three Months Ended June 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,281	$82,634	$—	$91,915
Workflow technology	—	24,194	—	24,194
Analytics	—	9,992	—	9,992
Total revenue from contracts with customers	9,281	116,820	—	126,101

Other sources of revenue	560,502	10,239	(3,857)	566,884

Total revenues	$569,783	$127,059	$(3,857)	$692,985

Timing of revenue recognition:
Services transferred at a point in time	$569,783	$109,194	$(3,857)	$675,120
Services transferred over time	—	17,865	—	17,865
Total revenues	$569,783	$127,059	$(3,857)	$692,985

	Six Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$31,726	$201,901	$—	$233,627
Workflow technology	—	52,504	—	52,504
Analytics	—	19,035	—	19,035
Total revenue from contracts with customers	31,726	273,440	—	305,166

Other sources of revenue	1,446,039	82,056	4,181	1,532,276

Total revenues	$1,477,765	$355,496	$4,181	$1,837,442

Timing of revenue recognition:
Services transferred at a point in time	$1,477,765	$319,213	$4,181	$1,801,159
Services transferred over time	—	36,283	—	36,283
Total revenues	$1,477,765	$355,496	$4,181	$1,837,442

	Six Months Ended June 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$16,483	$160,844	$—	$177,327
Workflow technology	—	48,112	—	48,112
Analytics	—	19,273	—	19,273
Total revenue from contracts with customers	16,483	228,229	—	244,712

Other sources of revenue	1,074,308	16,618	186	1,091,112

Total revenues	$1,090,791	$244,847	$186	$1,335,824

Timing of revenue recognition:
Services transferred at a point in time	$1,090,791	$209,332	$186	$1,300,309
Services transferred over time	—	35,515	—	35,515
Total revenues	$1,090,791	$244,847	$186	$1,335,824

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2025 and 2024, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $68.0 million and $62.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2025.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.0 million and $8.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognized the full amount of revenue during the six months ended June 30, 2025 and 2024, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the three and six months ended June 30, 2025 and 2024, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $54.0 million, and 15.6%, and $27.3 million, and 17.6% for the three months ended June 30, 2025 and 2024, respectively, and $88.1 million, and 15.4%, and $55.8 million, and 18.9% for the six months ended June 30, 2025 and 2024, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024 are current income tax receivables of $39.6 million and $13.2 million, respectively. The balances at June 30, 2025 and December 31, 2024 primarily comprised prepayments of income tax and income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024 are current tax liabilities of $37.7 million and $22.5 million, respectively. The balances at June 30, 2025 and December 31, 2024 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At June 30, 2025 and December 31, 2024, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at June 30, 2025 and December 31, 2024, of $53.6 million and $58.2 million, respectively, and has recorded related deferred tax assets of $10.0 million and $10.3 million, respectively. A full valuation allowance was recorded against these deferred tax assets at June 30, 2025 and December 31, 2024 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2025 and December 31, 2024 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2025, the Company’s tax years for 2015 through 2023 and 2017 through 2023 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2024. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $23.4 million of unrecognized tax benefits as of June 30, 2025, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2025.

16. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time. As previously disclosed in prior regulatory filings, the U.S. Securities and Exchange Commission undertook an investigation of aspects of the Company’s internal information access barriers. The Company cooperated with this civil investigation and engaged in settlement discussions but was unable to reach a settlement. In September 2023, the SEC filed an action against the Company in federal court in the Southern District of New York, alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it has meritorious defenses and has been defending itself vigorously. Specifically, the Company has asserted, among other defenses, that it maintained reasonable policies, procedures and controls to protect data during the period consistent with applicable law, that related statements made to clients and investors were true and accurate, and that the statute of limitations has expired with respect to certain claims. In June 2025, the Company reached an agreement in principle to settle the matter with the SEC’s Enforcement Staff. The terms of the anticipated settlement, which is subject to SEC Commission approval and certain other conditions, are not expected to have a material impact on the Company or its business. The Company anticipates that the agreement will be finalized during the third quarter of 2025. The parties jointly sought and obtained a 60-day stay of proceedings from the District Court in connection with the finalization of the settlement.

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

On December 1, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Northwest Biotherapeutics, Inc. v. Canaccord Genuity LLC, et al No. 1:22-cv-10185. The initial complaint alleged that defendants engaged in market manipulation in the plaintiff’s stock during a period from 2018 to 2022. A first amended complaint was filed on April 10, 2023, bringing substantially the same allegations as the initial complaint. The first amended complaint was dismissed with leave to amend on February 14, 2024. Plaintiff filed a second amended complaint on March 18, 2024. Neither the operative complaint nor prior iterations specify the amount of alleged damages. On March 27, 2025, the district court partially granted the defendants’ motion to dismiss. The Company believes that the claims are without merit and continues to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted while others remain pending. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”) which have a compliance date commencing in November 2025, though are currently subject to ongoing legal challenge, (ii) adopted amendments to Rule 605 of Regulation NMS, which has a compliance date on or about December 15, 2025, (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provided for fee collection commencing in November 2024 but in a decision by the 11th Circuit Court of Appeals, dated July 25, 2025, the Court vacated the funding model and remanded the matter to the SEC for further proceedings and stayed judgment for sixty days, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by a United States district court and the SEC withdrew its appeal of the ruling in February 2025.

In June of 2025, under Chair Atkins, the SEC withdrew the following previously pending proposals: (i) Proposed Rule 615 of Regulation NMS (i.e., the Order Competition Rule), (ii) Regulation Best Execution, (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC’s authority. The FTC is appealing the ruling and therefore its implementation has not yet been definitively resolved. Other recent developments in law and regulation relating to digital assets and cryptocurrency include the adoption of the Guiding and Establishing National innovation for U.S. Stablecoins Act (the “GENIUS Act”) and the proposal of the Digital Asset Market Clarity Act (the “CLARITY Act”) in the United States, and the adoption of the Markets in Crypto-Assets Regulation (MiCAR) in the EU. These remaining pending or potential rule changes in law, rule or regulation, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry, though may also have positive impacts. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company’s practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$156,511	$175,046
Operating lease liabilities	Operating lease liabilities	207,645	229,825

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	32,230	42,915
Accumulated depreciation	Property, equipment, and capitalized software, net	(14,031)	(20,755)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	19,234	23,095

Weighted average remaining lease term and discount rate are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.27 years	4.60 years
Finance leases	2.90 years	3.53 years
Weighted average discount rate
Operating leases	6.31%	6.36%
Finance leases	6.01%	5.97%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost:
Fixed	$17,700	$18,767	$35,231	$37,198
Variable	1,594	1,389	3,050	2,897
Total Operating lease cost	$19,294	$20,156	$38,281	$40,095

Sublease income	3,172	4,690	6,642	9,382

Finance lease cost:
Amortization of ROU Asset	$1,805	$2,577	$3,962	$5,156
Interest on lease liabilities	307	383	641	795
Total Finance lease cost	$2,112	$2,960	$4,603	$5,951

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2025, are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$38,675	$3,992
2026	74,198	7,499
2027	37,496	6,329
2028	29,717	2,757
2029	21,622	408
2030 and thereafter	34,669	—
Total lease payments	$236,377	$20,985
Less imputed interest	(28,732)	(1,751)
Total lease liability	$207,645	$19,234

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$752,101	$872,513
Cash restricted or segregated under regulations and other	37,706	41,478
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$789,807	$913,991

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 87.1% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.1% interest in Virtu Financial at June 30, 2025.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2025 and December 31, 2024, there were 3,627,621 and 3,994,744 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 367,123 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2025, and no units were exchanged, forfeited or repurchased during the six months ended June 30, 2024.

Second Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the IPO, and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017, June 5, 2020, June 2, 2022, and June 2, 2025. The Second Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 33,500,000 shares of Class A Common Stock, subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year.

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

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2025, the Company repurchased approximately 53.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,396.3 million. As of June 30, 2025, the Company has approximately $323.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the six months ended June 30, 2025, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 350,858 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. There were no employee exchanges during the six months ended June 30, 2024.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$3,732	$540	$87	$4,359
Foreign exchange translation adjustment	(9,286)	7,160	—	(2,126)
Total	$(5,554)	$7,700	$87	$2,233
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2025, the Company expects approximately $0.1 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Three Months Ended June 30, 2024
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$24,310	$4,316	$(11,732)	$16,894
Foreign exchange translation adjustment	(8,406)	221	—	(8,185)
Total	$15,904	$4,537	$(11,732)	$8,709
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$853	$(1,437)	$4,359
Foreign exchange translation adjustment	(12,006)	9,880	—	(2,126)
Total	$(7,063)	$10,733	$(1,437)	$2,233
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2025, the Company expects approximately $0.1 million to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

	Six Months Ended June 30, 2024
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$23,416	$13,998	$(20,520)	$16,894
Foreign exchange translation adjustment	(6,369)	(1,816)	—	(8,185)
Total	$17,047	$12,182	$(20,520)	$8,709
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income.

20. Share-based Compensation

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of 4 years from grant date and expires not later than 10 years from the date of grant.

The following table summarizes activity related to stock options for the six months ended June 30, 2025 and 2024:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	(29,375)	19.00	—	(29,375)	19.00
Forfeited or expired	—	—	—	—	—
At June 30, 2024	1,482,401	$19.00	0.74	1,482,401	$19.00

At December 31, 2024	813,750	$19.00	0.24	813,750	$19.00
Granted	—	—	—	—	—
Exercised	(813,750)	19.00	—	(813,750)	19.00
Forfeited or expired	—	—	—	—	—
At June 30, 2025	—	$—	0.00	—	$—

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the six months ended June 30, 2025 and 2024, respectively, there were 528,221 and 878,091 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $11.1 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively, $18.2 million and $12.7 million for the six months ended June 30, 2025 and 2024, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the six months ended June 30, 2025 and 2024:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2023	4,903,174	$23.90
Granted	3,107,615	17.21
Forfeited	(103,010)	22.44
Vested	(2,616,226)	19.84
At June 30, 2024	5,291,553	$22.01

At December 31, 2024	5,564,532	$21.77
Granted (1)	3,282,979	39.41
Forfeited	(155,915)	25.72
Vested	(2,712,652)	24.93
At June 30, 2025	5,978,944	$29.92
(1) Excluded in the number of RSUs and RSAs are 100,000 participating RSAs for six months ended June 30, 2025, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $11.5 million and $10.1 million for the three months ended June 30, 2025 and 2024, respectively, and $26.9 million and $20.3 million for the six months ended June 30, 2025 and 2024, respectively, of compensation expense in relation to RSUs. As of June 30, 2025 and December 31, 2024, total unrecognized share-based compensation expense related to unvested RSUs was $121.8 million and $53.5 million, respectively, and this amount is to be recognized over a weighted average period of 1.4 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiary, Virtu Americas LLC (“VAL”), is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2025. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

In June 2023, the Company’s U.S. broker-dealer subsidiary, RFQ-hub Americas LLC (“RAL”), became a U.S. broker-dealer and as such was subject to the SEC Uniform Net Capital Rule 15c3-1. As described in Note 3 “Sale of RFQ-hub”, the Company disposed of a 49% interest in RAL’s parent company RFQ-hub Holdings LLC (together with its subsidiaries, “RFQ-hub”) in May 2025 and we ceased to control, and deconsolidated, RFQ-hub at such time.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiary as of June 30, 2025 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$398,264	$2,479	$395,785

As of June 30, 2025, VAL had $31.0 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.5 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of June 30, 2025 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp (1)	$12,562	$184	$12,378
Ireland
Virtu Europe Trading Limited (1)	90,548	29,786	60,762
Virtu Financial Ireland Limited (1)	124,041	67,056	56,985
United Kingdom
Virtu ITG UK Limited (1)	2,261	1,030	1,231
Asia Pacific
Virtu ITG Australia Limited	30,737	15,163	15,574
Virtu ITG Hong Kong Limited	5,132	482	4,650
Virtu ITG Singapore Pte Limited	866	176	690
Virtu Financial Singapore Pte. Ltd.	238,855	131,604	107,251
(1) Preliminary

As of June 30, 2025, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2025 and 2024 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2025
Total revenues	$786,593	$214,488	$(1,508)	$999,573
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	172,311	29,814	—	202,125
Interest and dividends expense	163,871	1,342	—	165,213
Other segment items (2)	194,949	89,206	1,060	285,215
Total operating expenses	531,131	120,362	1,060	652,553
Income (loss) before income taxes and noncontrolling interest	$255,462	$94,126	$(2,568)	$347,020

2024
Total revenues	$569,783	$127,059	$(3,857)	$692,985
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	125,972	24,815	—	150,787
Interest and dividends expense	122,130	1,563	—	123,693
Other segment items (2)	177,139	85,082	899	263,120
Total operating expenses	425,241	111,460	899	537,600
Income (loss) before income taxes and noncontrolling interest	$144,542	$15,599	$(4,756)	$155,385
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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the six months ended June 30, 2025 and 2024 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2025
Total revenues	$1,477,765	$355,496	$4,181	$1,837,442
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	366,614	57,386	—	424,000
Interest and dividends expense	293,922	2,619	—	296,541
Other segment items (2)	372,587	171,440	2,118	546,145
Total operating expenses	1,033,123	231,445	2,118	1,266,686
Income (loss) before income taxes and noncontrolling interest	$444,642	$124,051	$2,063	$570,756

2024
Total revenues	$1,090,791	$244,847	$186	$1,335,824
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	241,838	48,748	—	290,586
Interest and dividends expense	247,288	2,433	—	249,721
Other segment items (2)	330,170	168,824	1,318	500,312
Total operating expenses	819,296	220,005	1,318	1,040,619
Income (loss) before income taxes and noncontrolling interest	$271,495	$24,842	$(1,132)	$295,205
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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues:
United States	$816,973	$563,937	$1,526,082	$1,086,006
Ireland	108,048	66,303	192,742	129,322
Others	74,552	62,745	118,618	120,496
Total revenues	$999,573	$692,985	$1,837,442	$1,335,824

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2025 and December 31, 2024 the Company had net payables to its affiliates of $2.2 million and $0.1 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.0 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $5.5 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively, to JNX for these trading activities.

The Company pays monthly use fees to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company previously held a similar arrangement with another telecommunication JV and paid a monthly use fee, and the Company disposed of its interests in this JV and ended the monthly fee arrangement as of September 1, 2024. The Company made payments to these JVs of $7.2 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively, and $14.4 million and $14.8 million for the six months ended June 30, 2025 and 2024, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $2.7 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively.

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”), was signed into law. The OBBB, amongst other things, extends permanently, with modifications, certain tax provisions originally enacted as part of The Tax Cuts and Jobs Act (“TCJA”). The Company is currently evaluating the impact of the tax law provisions of OBBB. At this time, due to the complexity of the changes in the tax reform, an estimate of the financial impact cannot be reasonably determined but the company does not expect the changes to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

On July 30, 2025, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on September 15, 2025 to holders of record as of September 1, 2025.

On July 30, 2025, the Company announced the appointment of Aaron Simons as Chief Executive Officer and his election to the Company’s Board of Directors, as of August 1, 2025. Mr. Simons succeeds Douglas A. Cifu, who will remain with the Company as a consultant until December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2025, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2024, which are included in Item 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

Second Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company’s IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017 and June 2, 2025 (as amended and restated, the “Second Amended and Restated 2015 Management Incentive Plan”). On April 23, 2025, the Company’s Board of Directors adopted the Second Amended and Restated 2015 Management Incentive Plan to increase the number of shares, to extend the expiration date to June 2, 2035 and to remove certain provisions related to Section 162(m) of the Code that are no longer applicable. The Second Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 33,500,000 shares of Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. The Second Amended and Restated 2015 Management Incentive Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 2, 2025.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2025, options to purchase 1,646,500 shares in the aggregate were forfeited and 7,581,500 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2025 in the amount of $120.9 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2025 in the amount of $114.4 million and tax receivable agreement obligation in the amount of $175.8 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of June 30, 2025; and (iv) provision for corporate income tax in the amount of $37.5 million and $20.9 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2025	2024	2025	2024
Total revenue	$786,593	$569,783	$1,477,765	$1,090,791
Total operating expenses	531,131	425,241	1,033,123	819,296
Income (loss) before income taxes and noncontrolling interest	255,462	144,542	444,642	271,495
Execution Services
Total revenue	214,488	127,059	355,496	244,847
Total operating expenses	120,362	111,460	231,445	220,005
Income (loss) before income taxes and noncontrolling interest	94,126	15,599	124,051	24,842
Corporate
Total revenue	(1,508)	(3,857)	4,181	186
Total operating expenses	1,060	899	2,118	1,318
Income (loss) before income taxes and noncontrolling interest	(2,568)	(4,756)	2,063	(1,132)
Consolidated
Total revenue	999,573	692,985	1,837,442	1,335,824
Total operating expenses	652,553	537,600	1,266,686	1,040,619
Income (loss) before income taxes and noncontrolling interest	$347,020	$155,385	$570,756	$295,205

The following table shows our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Trading income, net	$652,796	$426,395	$1,242,779	$834,490
Interest and dividends income	128,406	107,066	237,459	213,058
Commissions, net and technology services	153,859	126,101	305,166	244,712
Other, net	64,512	33,423	52,038	43,564
Total revenue	999,573	692,985	1,837,442	1,335,824

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	202,125	150,787	424,000	290,586
Communication and data processing	61,435	59,327	121,238	117,509
Employee compensation and payroll taxes	136,181	105,716	255,537	206,539
Interest and dividends expense	165,213	123,693	296,541	249,721
Operations and administrative	25,895	22,061	48,031	44,407
Depreciation and amortization	15,618	16,078	31,550	32,154
Amortization of purchased intangibles and acquired capitalized software	11,783	12,153	23,566	26,840
Termination of office leases	11	16	21	33
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,682	24,279	3,363	25,973
Transaction advisory fees and expenses	59	60	397	195
Financing interest expense on long-term borrowings	32,551	23,430	62,442	46,662
Total operating expenses	652,553	537,600	1,266,686	1,040,619
Income before income taxes and noncontrolling interest	347,020	155,385	570,756	295,205
Provision for income taxes	54,044	27,268	88,145	55,780
Net income	$292,976	$128,117	$482,611	$239,425

Selected Operating Margins
GAAP Net income Margin (1)	29.3%	18.5%	26.3%	17.9%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2025	2024	2025	2024
Net income	$292,976	$128,117	$482,611	$239,425
Noncontrolling interest	(141,789)	(61,531)	(231,743)	(117,022)

Net income available for common stockholders	$151,187	$66,586	$250,868	$122,403

Earnings per share
Basic	$1.65	$0.71	$2.74	$1.30
Diluted	$1.65	$0.71	$2.73	$1.30

Weighted average common shares outstanding
Basic	85,490,121	88,137,799	85,585,040	88,568,461
Diluted	85,530,426	88,358,223	85,794,619	88,671,329
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 68% and 62% of our total revenues for the six months ended June 30, 2025 and 2024, respectively.

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

Employee compensation and payroll taxes. Employee compensation and payroll taxes include employee salaries, cash and non-cash incentive compensation, employee benefits, payroll taxes, severance and other employee related costs. Employee compensation and payroll taxes also includes non-cash compensation expenses with respect to restricted stock units and restricted stock awards pursuant to the Second Amended and Restated 2015 Management Incentive Plan.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$652,796	$426,395	$1,242,779	$834,490
Interest and dividends income	128,406	107,066	237,459	213,058
Commissions, net and technology services	153,859	126,101	305,166	244,712
Brokerage, exchange, clearance fees and payments for order flow, net	(202,125)	(150,787)	(424,000)	(290,586)
Interest and dividends expense	(165,213)	(123,693)	(296,541)	(249,721)
Adjusted Net Trading Income	$567,723	$385,082	$1,064,863	$751,953

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$292,976	$128,117	$482,611	$239,425
Financing interest expense on long-term borrowings	32,551	23,430	62,442	46,662
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,682	24,279	3,363	25,973
Depreciation and amortization	15,618	16,078	31,550	32,154
Amortization of purchased intangibles and acquired capitalized software	11,783	12,153	23,566	26,840
Provision for income taxes	54,044	27,268	88,145	55,780
EBITDA	$408,654	$231,325	$691,677	$426,834
Severance	3,178	1,476	5,357	2,961
Transaction advisory fees and expenses	59	60	397	195
Termination of office leases	11	16	21	33
Gain on sale of RFQ-hub	(66,988)	—	(66,988)	—
Other	1,964	(33,318)	14,465	(42,665)
Share based compensation	22,571	17,963	44,459	32,996
Adjusted EBITDA	$369,449	$217,522	$689,388	$420,354

Selected Operating Margins
GAAP Net income Margin (1)	29.3%	18.5%	26.3%	17.9%
Non-GAAP Net income Margin (2)	51.6%	33.3%	45.3%	31.8%
EBITDA Margin (3)	72.0%	60.1%	65.0%	56.8%
Adjusted EBITDA Margin (4)	65.1%	56.5%	64.7%	55.9%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$292,976	$128,117	$482,611	$239,425
Provision for income taxes	54,044	27,268	88,145	55,780
Income before income taxes	347,020	155,385	570,756	295,205

Amortization of purchased intangibles and acquired capitalized software	11,783	12,153	23,566	26,840
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,682	24,279	3,363	25,973
Severance	3,178	1,476	5,357	2,961
Transaction advisory fees and expenses	59	60	397	195
Termination of office leases	11	16	21	33
Gain on sale of RFQ-hub	(66,988)	—	(66,988)	—
Other	1,964	(33,318)	14,465	(42,665)
Share based compensation	22,571	17,963	44,459	32,996
Normalized Adjusted Net Income before income taxes	321,280	178,014	595,396	341,538
Normalized provision for income taxes (1)	77,107	42,723	142,894	81,969
Normalized Adjusted Net Income	$244,173	$135,291	$452,502	$259,569

Weighted Average Adjusted shares outstanding (2)	159,952,792	162,305,397	160,133,364	162,566,398

Basic earnings per share	$1.65	$0.71	$2.74	$1.30
Normalized Adjusted EPS	$1.53	$0.83	$2.83	$1.60

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Second Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and six months ended June 30, 2025 and 2024.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$647,344	$5,452	$—	$652,796
Commissions, net and technology services	14,414	139,445	—	153,859
Interest and dividends income	125,893	2,513	—	128,406
Brokerage, exchange, clearance fees and payments for order flow, net	(172,311)	(29,814)	—	(202,125)
Interest and dividends expense	(163,871)	(1,342)	—	(165,213)
Adjusted Net Trading Income	$451,469	$116,254	$—	$567,723

	Three Months Ended June 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$420,074	$6,321	$—	$426,395
Commissions, net and technology services	9,281	116,820	—	126,101
Interest and dividends income	104,311	2,755	—	107,066
Brokerage, exchange, clearance fees and payments for order flow, net	(125,972)	(24,815)	—	(150,787)
Interest and dividends expense	(122,130)	(1,563)	—	(123,693)
Adjusted Net Trading Income	$285,564	$99,518	$—	$385,082

	Six Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,229,966	$12,813	$—	$1,242,779
Commissions, net and technology services	31,726	273,440	—	305,166
Interest and dividends income	232,331	5,128	—	237,459
Brokerage, exchange, clearance fees and payments for order flow, net	(366,614)	(57,386)	—	(424,000)
Interest and dividends expense	(293,922)	(2,619)	—	(296,541)
Adjusted Net Trading Income	$833,487	$231,376	$—	$1,064,863

	Six Months Ended June 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$823,772	$10,718	$—	$834,490
Commissions, net and technology services	16,483	228,229	—	244,712
Interest and dividends income	208,113	4,945	—	213,058
Brokerage, exchange, clearance fees and payments for order flow, net	(241,838)	(48,748)	—	(290,586)
Interest and dividends expense	(247,288)	(2,433)	—	(249,721)
Adjusted Net Trading Income	$559,242	$192,711	$—	$751,953

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2025	2024	% Change
Market Making	$451,469	$285,564	58.1%
Execution Services	116,254	99,518	16.8%
Adjusted Net Trading Income	$567,723	$385,082	47.4%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2025 (1)	2024	% Change
Market Making	$7,282	$4,533	60.6%
Execution Services	1,875	1,580	18.7%
Average Daily Adjusted Net Trading Income	$9,157	$6,113	50.8%

	Six Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2025	2024	% Change
Market Making	$833,487	$559,242	49.0%
Execution Services	231,376	192,711	20.1%
Adjusted Net Trading Income	$1,064,863	$751,953	41.6%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2025 (1)	2024	% Change
Market Making	$6,832	$4,510	51.5%
Execution Services	1,897	1,554	22.0%
Average Daily Adjusted Net Trading Income	$8,729	$6,064	42.6%
(1) Effective fourth quarter 2024, we began counting days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days. Prior periods have not been restated as the impact of the change is immaterial in relation to our average daily Adjusted Net Trading Income. There were no half-days during the three and six months ended June 30, 2025.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Total Revenues

Our total revenues increased $306.6 million, or 44.2%, to $999.6 million for the three months ended June 30, 2025, compared to $693.0 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $226.4 million in Trading income, net due to higher trading volumes and increased opportunities across global markets, an increase of $27.8 million in Commissions, net and technology services due to strengthened institutional engagement, and an increase of $31.1 million in Other, net which included gains on the sale and deconsolidation of RFQ-hub, partially offset by remeasurement losses on certain digital assets held recorded during the three months ended June 30, 2025 and higher gains on settlement fund recoveries received during the three months ended June 30, 2024.

The following table shows total revenues by segment for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(in thousands, except for percentage)	2025	2024	% Change
Market Making
Trading income, net	$647,344	$420,074	54.1%
Interest and dividends income	125,893	104,311	20.7%
Commissions, net and technology services	14,414	9,281	55.3%
Other, net	(1,058)	36,117	NM
Total revenues from Market Making	$786,593	$569,783	38.1%

Execution Services
Trading income, net	$5,452	$6,321	(13.7)%
Interest and dividends income	2,513	2,755	(8.8)%
Commissions, net and technology services	139,445	116,820	19.4%
Other, net	67,078	1,163	NM
Total revenues from Execution Services	$214,488	$127,059	68.8%

Corporate
Other, net	$(1,508)	$(3,857)	(60.9)%
Total revenues from Corporate	$(1,508)	$(3,857)	(60.9)%

Consolidated
Trading income, net	$652,796	$426,395	53.1%
Interest and dividends income	128,406	107,066	19.9%
Commissions, net and technology services	153,859	126,101	22.0%
Other, net	64,512	33,423	93.0%
Total revenues	$999,573	$692,985	44.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $226.4 million, or 53.1% to $652.8 million for the three months ended June 30, 2025, compared to $426.4 million for the three months ended June 30, 2024. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended June 30, 2025 compared to the same period in 2024. Rather than analyzing trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $21.3 million, or 19.9%, to $128.4 million for the three months ended June 30, 2025, compared to $107.1 million for the three months ended June 30, 2024. This increase was primarily attributable to higher interest income earned on cash collateral posted driven by an increase in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $27.8 million, or 22.0%, to $153.9 million for the three months ended June 30, 2025, compared to $126.1 million for the three months ended June 30, 2024. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2024. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $31.1 million, to $64.5 million for the three months ended June 30, 2025, compared to $33.4 million for the three months ended June 30, 2024. The three months ended June 30, 2025 primarily included gains on the sale and deconsolidation of RFQ-hub as described in Note 3 “Sale of RFQ-hub”, partially offset by remeasurement losses on certain digital assets held during the period. The three months ended June 30, 2024 primarily included gains on settlement fund recoveries in which we were eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $182.6 million, or 47.4%, to $567.7 million for the three months ended June 30, 2025, compared to $385.1 million for the three months ended June 30, 2024. This increase was primarily attributable to higher Trading income, net due to higher trading volumes and increased opportunities during the three months ended June 30, 2025 compared to the same period in 2024, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and higher Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $3.1 million, or 50.8%, to $9.2 million for the three months ended June 30, 2025, compared to $6.1 million for the three months ended June 30, 2024. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $115.0 million, or 21.4%, to $652.6 million for the three months ended June 30, 2025, compared to $537.6 million for the three months ended June 30, 2024. The increase in operating expenses is primarily due to an increase in Brokerage, exchange, clearance fees and payments for order flow, net, Interest and dividends expense, and Employee compensation and payroll taxes, partially offset by a decrease in Debt issue cost related to debt refinancing, prepayment and commitment fees, as described in more detail below.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $51.3 million, or 34.0%, to $202.1 million for the three months ended June 30, 2025, compared to $150.8 million for the three months ended June 30, 2024. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $2.1 million, or 3.5%, to $61.4 million for the three months ended June 30, 2025, compared to $59.3 million for the three months ended June 30, 2024. This increase was primarily due to slightly increased spending on market data, subscription, and software.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $30.5 million, or 28.9%, to $136.2 million for the three months ended June 30, 2025, compared to $105.7 million for the three months ended June 30, 2024. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $9.9 million and $10.6 million for the three months ended June 30, 2025, and 2024, respectively.

Interest and dividends expense. Interest and dividends expense increased $41.5 million, or 33.5%, to $165.2 million for the three months ended June 30, 2025, compared to $123.7 million for the three months ended June 30, 2024. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $3.8 million, or 17.2%, to $25.9 million for the three months ended June 30, 2025, compared to $22.1 million for the three months ended June 30, 2024. This increase was primarily driven by an increase in professional expense.

Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 3.1%, to $15.6 million for the three months ended June 30, 2025, compared to $16.1 million for the three months ended June 30, 2024. The decrease was driven primarily by a decrease in depreciation of computer equipment and leased equipment compared to the same period in 2024.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $0.4 million, or 3.3%, to $11.8 million for the three months ended June 30, 2025, compared to $12.2 million for the three months ended June 30, 2024. This decrease was due to certain intangible assets being fully amortized during 2024.

Termination of office leases. Termination of office leases was insignificant for the three months ended June 30, 2025 and June 30, 2024. These expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $22.6 million, or 93.0%, to $1.7 million for the three months ended June 30, 2025, compared to $24.3 million for the three months ended June 30, 2024. This decrease was primarily driven by the acceleration of our capitalized debt issue cost and discount on our previous term loan as a result of refinancing during the three months ended June 30, 2024. Refer to Note 9 “Borrowings” in Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for more details on our borrowing arrangements.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended June 30, 2025, and June 30, 2024. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $9.2 million, or 39.3%, to $32.6 million for the three months ended June 30, 2025, compared to $23.4 million for the three months ended June 30, 2024.The increase was primarily attributable to the completion of the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023 during February 2025, partially offset by the effect from lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $54.0 million and 15.6% for the three months ended June 30, 2025, compared to $27.3 million and 17.6% for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Total Revenues

Our total revenues increased $501.6 million, or 37.6%, to $1,837.4 million for the six months ended June 30, 2025, compared to $1,335.8 million for the six months ended June 30, 2024. This increase was primarily attributable to an increase of $408.3 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $60.5 million in Commissions, net and technology services driven by strengthened institutional engagement during the six months ended June 30, 2025 compared to the same period in 2024.

The following table shows the total revenues by segment for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(in thousands, except for percentage)	2025	2024	% Change
Market Making
Trading income, net	$1,229,966	$823,772	49.3%
Interest and dividends income	232,331	208,113	11.6%
Commissions, net and technology services	31,726	16,483	92.5%
Other, net	(16,258)	42,423	NM
Total revenues from Market Making	$1,477,765	$1,090,791	35.5%

Execution Services
Trading income, net	$12,813	$10,718	19.5%
Interest and dividends income	5,128	4,945	3.7%
Commissions, net and technology services	273,440	228,229	19.8%
Other, net	64,115	955	NM
Total revenues from Execution Services	$355,496	$244,847	45.2%

Corporate
Other, net	$4,181	$186	2,147.8%
Total revenues from Corporate	$4,181	$186	2,147.8%

Consolidated
Trading income, net	$1,242,779	$834,490	48.9%
Interest and dividends income	237,459	213,058	11.5%
Commissions, net and technology services	305,166	244,712	24.7%
Other, net	52,038	43,564	19.5%
Total revenues	$1,837,442	$1,335,824	37.6%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $408.3 million, or 48.9%, to $1,242.8 million for the six months ended June 30, 2025, compared to $834.5 million for the six months ended June 30, 2024. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the six months ended June 30, 2025 compared to the same period in 2024. Rather than analyzing Trading income, net, in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Commissions, net and technology services, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $24.4 million, or 11.5%, to $237.5 million for the six months ended June 30, 2025, compared to $213.1 million for the six months ended June 30, 2024. Fluctuations were primarily attributable to changes in interest income earned on cash collateral posted as part of securities borrowed transactions and securities purchased under the agreements to resell, driven by the movements of interest rates as well as the level of our activities in securities borrowing and reverse repurchase agreements. The increase for the six months ended June 30, 2025 was primarily driven by an increase in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $60.5 million, or 24.7%, to $305.2 million for the six months ended June 30, 2025, compared to $244.7 million for the six months ended June 30, 2024. This increase was driven by relatively higher client volumes and increasing institutional engagement compared to the same period in 2024. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $8.4 million, or 19.3%, to $52.0 million for the six months ended June 30, 2025, compared to $43.6 million for the six months ended June 30, 2024. The income for the six months ended June 30, 2025 included gains on the sale and deconsolidation of RFQ-hub, partially offset by remeasurement losses on certain digital assets held during the period. The income for the six months ended June 30, 2024 included gains on settlement fund recoveries in which we were eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $312.9 million, or 41.6%, to $1,064.9 million for the six months ended June 30, 2025, compared to $752.0 million for the six months ended June 30, 2024. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $2.6 million, or 42.6%, to $8.7 million for the six months ended June 30, 2025, compared to $6.1 million for the six months ended June 30, 2024. Taking shortened trading days into consideration for the six months ended June 30, 2025, the number of trading days was 122 days, compared to 124 days for the six months ended June 30, 2024 under the previous trading day convention. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $226.1 million, or 21.7%, to $1,266.7 million for the six months ended June 30, 2025, compared to $1,040.6 million for the six months ended June 30, 2024. The increase was primarily driven by increases in Brokerage, exchange, clearance fees and payments for order flow, net, Interest and dividends expense, and Employee compensation and payroll taxes, partially offset by a decrease in Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $133.4 million, or 45.9%, to $424.0 million for the six months ended June 30, 2025, compared to $290.6 million for the six months ended June 30, 2024. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $3.7 million, or 3.1%, to $121.2 million for the six months ended June 30, 2025, compared to $117.5 million for the six months ended June 30, 2024. This increase was primarily attributable to increased connectivity spending on market data, subscription, software, and colocation connectivity.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $49.0 million, or 23.7%, to $255.5 million for the six months ended June 30, 2025, compared to $206.5 million for the six months ended June 30, 2024. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $21.3 million and $20.8 million for the six months ended June 30, 2025 and 2024, respectively.

Interest and dividends expense. Interest and dividends expense increased $46.8 million, or 18.7%, to $296.5 million for the six months ended June 30, 2025, compared to $249.7 million for the six months ended June 30, 2024. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $3.6 million, or 8.1%, to $48.0 million for the six months ended June 30, 2025, compared to $44.4 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in professional expense compared to the prior period.

Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 1.9%, to $31.6 million for the six months ended June 30, 2025, compared to $32.2 million for the six months ended June 30, 2024. This decrease was driven primarily by a decrease in depreciation of computer equipment and leased equipment compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $3.2 million, or 11.9%, to $23.6 million for the six months ended June 30, 2025, compared to $26.8 million for the six months ended June 30, 2024. This decrease was primarily attributable to certain intangible assets being fully amortized during 2024.

Termination of office leases. Termination of office leases was insignificant for the for the six months ended June 30, 2025 and June 30, 2024. These expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $22.6 million, or 86.9%, to $3.4 million for the six months ended June 30, 2025, compared to $26.0 million for the six months ended June 30, 2024. The increase was primarily driven by the acceleration of capitalized debt issue cost and discount on our previous term loan as a result of refinancing during the six months ended June 30, 2024. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the six months ended June 30, 2025 and June 30, 2024. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $15.7 million, or 33.6%, to $62.4 million for the six months ended June 30, 2025, compared to $46.7 million for the six months ended June 30, 2024. This increase was primarily attributable to the completion of the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023 during February 2025, partially offset by the effect from lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $88.1 million and 15.4% for the six months ended June 30, 2025, compared to a provision for income taxes and effective tax rate of $55.8 million and 18.9% for the six months ended June 30, 2024.

Liquidity and Capital Resources

General

As of June 30, 2025, we had $752.1 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2025, we had borrowings under our prime brokerage credit facilities of approximately $174.4 million, borrowings under our broker dealer facilities of $185.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $1,769.3 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $134.8 million from February 2017 through June 2025. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Regulatory Capital Requirements

Our principal U.S. subsidiary, Virtu Americas LLC (“VAL”) is subject to separate regulation and capital requirements in the U.S. and other jurisdictions. VAL is a registered U.S. broker-dealer, and its primary regulators include the SEC and the Financial Industry Regulatory Authority (“FINRA”). In June 2023 our U.S. subsidiary RFQ-hub Americas LLC (“RAL”) became a registered U.S. broker-dealer and as such is subject to regulation and capital requirements from its primary regulators, the SEC and FINRA. As described in Note 3 “Sale of RFQ-hub”, we disposed of a 49% interest in RAL’s parent company RFQ-hub Holdings LLC (together with its subsidiaries, “RFQ-hub”) in May 2025 and we ceased to control, and deconsolidated, RFQ-hub at such time.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of June 30, 2025, there was an outstanding principal balance on our broker-dealer facilities of $185.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $174.4 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

As of June 30, 2025, $1,245.0 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2025.

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

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
Net cash provided by (used in):	2025	2024
Operating activities	$77,729	$95,408
Investing activities	(11,381)	(36,444)
Financing activities	(207,811)	(194,671)
Effect of exchange rate changes on cash and cash equivalents	17,279	(3,090)
Net increase (decrease) in cash and cash equivalents	$(124,184)	$(138,797)

Operating Activities

Net cash provided by operating activities was $77.7 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $95.4 million for the six months ended June 30, 2024. The change in net cash provided by operating activities was primarily attributable to movements in noncash adjustments, partially offset by higher Net income for the six months ended June 30, 2025 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $11.4 million for the six months ended June 30, 2025, compared with net cash used in investing activities of $36.4 million for the six months ended June 30, 2024. The decrease in net cash used in investing activities was primarily attributable to proceeds received from sale of RFQ-hub, partially offset by increases in acquisition of property and equipment and other investing activities for the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities was $207.8 million for the six months ended June 30, 2025, compared to Net cash used in financing activities of $194.7 million for the six months ended June 30, 2024. The cash used in financing activities for the six months ended June 30, 2025 was primarily attributable to $1,245.0 million of net proceeds from long-term borrowings and $216.8 million of net proceeds from short-term borrowings, offset by $1,245.0 million of repayment of our previous long-term borrowings, $254.4 million in dividends to stockholders and distributions made to noncontrolling interests, and $157.6 million in purchases of treasury stock. The cash used in financing activities of $194.7 million during the same period of 2024 primarily reflects $1,741.9 million of net proceeds from long-term borrowings and $75.0 million of net proceeds from short-term borrowings, offset by $1,727.0 million of repayment of our previous long-term borrowings, $160.7 million net dividends to stockholders and distributions to noncontrolling interests, and $82.9 million purchase of treasury stock.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2025, the Company repurchased approximately 53.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,396.3 million. As of June 30, 2025, the Company has approximately of $323.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Share-based awards issued for compensation in connection with or subsequent to the Reorganization Transactions and the IPO pursuant to our Second Amended and Restated 2015 Management Incentive Plan were in the form of stock options, Class A Common Stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The fair value of the stock option grants is determined through the application of the Black-Scholes-Merton model. The fair value of the Class A Common Stock and RSUs is determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, we account for forfeitures as they occur. The fair value of RSAs is determined based on the closing price as of the date of grant. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement becomes probable through the remainder of the vesting period. The assessment of the performance condition becomes certain within the year of grant. At year end there is no future assessment that would affect grants with a performance condition. We record as treasury stock shares repurchased from employees for the purpose of settling tax liabilities incurred upon the issuance of common stock, the vesting of RSUs or the exercise of stock options.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $3.6 million and

$5.4 million of amortization expense for the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $10.8 million of amortization expense for the six months ended June 30, 2025 and 2024, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at June 30, 2025 and December 31, 2024 was $10.9 billion and $7.8 billion, respectively, in long positions and $8.4 billion and $6.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 16.9% and 18.7% of our total revenues for the six months ended June 30, 2025 and 2024, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $31.1 million and $25.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the exchange agreement (the “Exchange Agreement”) entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of Virtu Financial Units, Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) may be exchanged at any time for shares of our Class A Common Stock or Class B Common Stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During six months ended June 30, 2025, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 350,858 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Total share repurchases for the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025
Class A Common Stock repurchases	574,135	$37.01	572,862	$368,811,688

May 1, 2025 - May 31, 2025
Class A Common Stock repurchases	565,133	41.46	557,226	345,712,155

June 1, 2025 - June 30, 2025
Class A Common Stock repurchases	543,710	41.60	528,426	323,712,519
Total Common Stock repurchases	1,682,978	$39.99	1,658,514
(1) Includes the repurchase of 1,018,757 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended June 30, 2025.

On November 6, 2020, the Company announced that the Board of Directors had authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company announced that the Board of Directors had authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through June 30, 2025, the Company repurchased approximately 53.3 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,396.3 million. As of June 30, 2025, the Company has approximately $323.7 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three and six months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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
10.1
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan (incorporated by reference from Annex A to Virtu Financial, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2025).

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

Virtu Financial, Inc.

DATE:	July 31, 2025	By:	/s/ Douglas A. Cifu
Douglas A. Cifu
Chief Executive Officer

DATE:	July 31, 2025	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer