Form 10-Q
period 2025-09-30
Virtu Financial, Inc.
filed 2025-10-30
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of October 23, 2025
Class A common stock, par value $0.00001 per share	84,906,703
Class C common stock, par value $0.00001 per share	7,970,185
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$707,865	$872,513
Cash restricted or segregated under regulations and other	47,547	41,478
Securities borrowed	3,098,666	2,294,529
Securities purchased under agreements to resell	1,266,106	983,941
Receivables from broker-dealers and clearing organizations ($87,614 and $51,595 at fair value, as of September 30, 2025 and December 31, 2024, respectively)	2,633,329	1,100,850
Trading assets, at fair value:
Financial instruments owned	8,434,987	5,520,015
Financial instruments owned and pledged	2,507,284	2,282,637
Receivables from customers	192,463	149,804
Property, equipment and capitalized software (net of accumulated depreciation of $419,463 and $380,202 as of September 30, 2025 and December 31, 2024, respectively)	94,396	91,415
Operating lease right-of-use assets	144,850	175,046
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $463,809 and $428,460 as of September 30, 2025 and December 31, 2024, respectively)	166,714	203,188
Deferred tax assets	112,872	135,046
Assets of business held for sale	—	4,615
Other assets ($435,921 and $158,326, at fair value, as of September 30, 2025 and December 31, 2024, respectively)	716,071	357,740
Total assets	$21,272,076	$15,361,743

Liabilities and equity
Liabilities
Short-term borrowings	$121,991	$38,541
Securities loaned	2,973,523	2,431,878
Securities sold under agreements to repurchase	1,276,677	1,271,788
Payables to broker-dealers and clearing organizations ($446,171 and $136,736, at fair value, as of September 30, 2025 and December 31, 2024, respectively)	1,677,016	918,566
Payables to customers	78,944	46,112
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	10,406,450	6,440,971
Tax receivable agreement obligations	175,819	196,592
Accounts payable, accrued expenses and other liabilities	627,256	558,100
Operating lease liabilities	194,093	229,825
Long-term borrowings	2,039,490	1,740,467
Liabilities of business held for sale	—	1,526
Total liabilities	19,571,259	13,874,366

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 140,864,441 and 137,479,751 shares, Outstanding — 84,906,703 and 84,976,325 shares at September 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 7,970,185 and 8,561,970 shares at September 30, 2025 and December 31, 2024, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 55,957,738 and 52,503,426 shares at September 30, 2025 and December 31, 2024, respectively	(1,475,671)	(1,339,913)
Additional paid-in capital	1,528,094	1,432,240
Retained earnings	1,401,669	1,168,908

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Accumulated other comprehensive income (loss)	832	(7,063)
Total Virtu Financial Inc. stockholders' equity	1,454,926	1,254,174
Noncontrolling interest	245,891	233,203
Total equity	1,700,817	1,487,377

Total liabilities and equity	$21,272,076	$15,361,743
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Trading income, net	$529,060	$443,997	$1,771,839	$1,278,487
Interest and dividends income	127,419	125,229	364,878	338,287
Commissions, net and technology services	154,483	131,621	459,649	376,333
Other, net	13,827	5,993	65,865	49,557
Total revenue	824,789	706,840	2,662,231	2,042,664

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	178,256	176,745	602,256	467,331
Communication and data processing	62,774	59,601	184,012	177,110
Employee compensation and payroll taxes	157,669	107,646	413,206	314,185
Interest and dividends expense	165,691	136,070	462,232	385,791
Operations and administrative	24,908	24,939	72,939	69,346
Depreciation and amortization	15,401	16,486	46,951	48,640
Amortization of purchased intangibles and acquired capitalized software	11,783	11,848	35,349	38,688
Termination of office leases	(6,510)	17	(6,489)	50
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,517	1,767	4,880	27,740
Transaction advisory fees and expenses	13	69	410	264
Financing interest expense on long-term borrowings	33,297	24,492	95,739	71,154
Total operating expenses	644,799	559,680	1,911,485	1,600,299
Income before income taxes and noncontrolling interest	179,990	147,160	750,746	442,365
Provision for income taxes	30,939	28,137	119,084	83,917
Net income	149,051	119,023	631,662	358,448
Noncontrolling interest	(71,423)	(59,071)	(303,166)	(176,093)

Net income available for common stockholders	$77,628	$59,952	$328,496	$182,355

Earnings per share
Basic	$0.86	$0.65	$3.60	$1.95
Diluted	$0.86	$0.64	$3.59	$1.95

Weighted average common shares outstanding
Basic	84,797,006	87,152,658	85,319,476	88,093,082
Diluted	84,797,006	87,536,847	85,461,108	88,340,592

Net income	$149,051	$119,023	$631,662	$358,448
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(2,715)	6,835	14,564	3,745
Net change in unrealized cash flow hedges gain (loss), net of taxes	264	(19,568)	(748)	(30,931)
Comprehensive income	146,600	106,290	645,478	331,262
Less: Comprehensive income attributable to noncontrolling interest	(70,373)	(54,083)	(309,087)	(164,990)
Comprehensive income attributable to common stockholders	$76,227	$52,207	$336,391	$166,272

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Share based compensation	2,650,096	—	—	—	—	—	—	—	42,028	—	—	42,028	—	42,028
Repurchase of Class C common stock	—	—	(16,265)	—	—	—	—	—	(645)	—	—	(645)	—	(645)
Treasury stock purchases	(1,018,757)	—	—	—	—	—	(1,321,211)	(47,982)	—	(40,779)	—	(88,761)	—	(88,761)
Stock options exercised	120,000	—	—	—	—	—	—	—	2,280	—	—	2,280	—	2,280
Net income	—	—	—	—	—	—	—	—	—	99,681	—	99,681	89,954	189,635
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,720	2,720	2,020	4,740
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(1,211)	(1,211)	(899)	(2,110)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,164)	—	(22,164)	(72,524)	(94,688)
Issuance of common stock in connection with employee exchanges	350,858	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(350,858)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	139,581,948	$1	8,194,847	$—	60,091,740	$1	(53,824,637)	$(1,387,895)	$1,475,903	$1,227,446	$(5,554)	$1,309,902	$251,754	$1,561,656
Deconsolidation of RFQ-hub	—	—	—	—	—	—	—	—	—	—	—	—	(35,608)	(35,608)
Share based compensation	62,556	—	—	—	—	—	—	—	15,074	—	—	15,074	—	15,074
Treasury stock purchases	(24,464)	—	—	—	—	—	(1,658,514)	(66,821)	—	(996)	—	(67,817)	—	(67,817)
Stock options exercised	693,750	—	—	—	—	—	—	—	13,181		—	13,181	—	13,181
Net income	—	—	—	—	—	—	—	—	—	151,187	—	151,187	141,789	292,976
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	7,160	7,160	5,379	12,539
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	627	627	471	1,098
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,949)	—	(21,949)	(137,809)	(159,758)
Balance at June 30, 2025	140,313,790	$1	8,194,847	$—	60,091,740	$1	(55,483,151)	$(1,454,716)	$1,504,158	$1,355,688	$2,233	$1,407,365	$225,976	$1,633,341
Share based compensation	566,695	—	—	—	—	—	—	—	24,309	—	—	24,309	—	24,309
Repurchase of Class C common stock	—	—	(8,596)	—	—	—	—	—	(373)	—	—	(373)	—	(373)
Treasury stock purchases	(232,110)	—	—	—	—	—	(474,587)	(20,955)	—	(9,863)	—	(30,818)	—	(30,818)
Net income	—	—	—	—	—	—	—	—	—	77,628	—	77,628	71,423	149,051
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,552)	(1,552)	(1,163)	(2,715)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	151	151	113	264
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,784)	—	(21,784)	(50,458)	(72,242)
Issuance of common stock in connection with employee exchanges	216,066	—	—	—	—	—	—	—	—	—	—	—	—	—

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(216,066)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	140,864,441	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,671)	$1,528,094	$1,401,669	$832	$1,454,926	$245,891	$1,700,817

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,596,226	—	—	—	—	—	—	—	28,883	—	—	28,883	—	28,883
Treasury stock purchases	(946,267)	—	—	—	—	—	(1,959,076)	(35,889)	—	(16,013)	—	(51,902)	—	(51,902)
Net income	—	—	—	—	—	—	—	—	—	55,817	—	55,817	55,491	111,308
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,037)	(2,037)	(1,489)	(3,526)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	894	894	653	1,547
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,660)	—	(22,660)	(44,929)	(67,589)
Balance at March 31, 2024	136,550,996	$1	8,607,998	$—	60,091,740	$1	(47,767,427)	$(1,202,188)	$1,380,457	$1,017,547	$15,904	$1,211,722	$212,355	$1,424,077
Share based compensation	20,000	—	—	—	—	—	—	—	13,076	—	—	13,076	—	13,076
Treasury stock purchases	(8,665)	—	—	—	—	—	(1,384,593)	(31,244)	—	(191)	—	(31,435)	—	(31,435)
Stock options exercised	29,375	—	—	—	—	—	—	—	558		—	558	—	558
Net income	—	—	—	—	—	—	—	—	—	66,586	—	66,586	61,531	128,117
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	221	221	215	436
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(7,416)	(7,416)	(5,494)	(12,910)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,368)	—	(22,368)	(70,727)	(93,095)
Balance at June 30, 2024	136,591,706	$1	8,607,998	$—	60,091,740	$1	(49,152,020)	$(1,233,432)	$1,394,091	$1,061,574	$8,709	$1,230,944	$197,880	$1,428,824
Share based compensation	204,193	—	—	—	—	—	—	—	13,297	—	—	13,297	—	13,297
Repurchase of Class C common stock	—	—	(1,849)	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Treasury stock purchases	(57,204)	—	—	—	—	—	(1,679,274)	(48,778)	—	(1,641)	—	(50,419)	—	(50,419)
Stock options exercised	453,670	—	—	—	—	—	—	—	8,620	—	—	8,620	—	8,620
Net income	—	—	—	—	—	—	—	—	—	59,952	—	59,952	59,071	119,023
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	3,455	3,455	3,380	6,835
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	(11,200)	(11,200)	(8,368)	(19,568)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,192)	—	(22,192)	(65,013)	(87,205)
Issuance of common stock in connection with employee exchanges	31,097	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(31,097)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	137,223,462	$1	8,575,052	$—	60,091,740	$1	(50,831,294)	$(1,282,210)	$1,415,956	$1,097,693	$964	$1,232,405	$186,950	$1,419,355

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$631,662	$358,448

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,951	48,640
Amortization of purchased intangibles and acquired capitalized software	35,349	38,688
Debt issue cost related to debt refinancing and prepayment	—	22,563
Amortization of debt issuance costs and deferred financing fees	5,160	5,203
Termination of office leases	(6,489)	50
Share-based compensation	71,341	50,941
Deferred taxes	18,778	16,590
Gain on sale of RFQ-hub	(66,988)	—
Other	(8,973)	(41,574)
Changes in operating assets and liabilities:
Securities borrowed	(804,137)	(579,250)
Securities purchased under agreements to resell	(282,165)	803,341
Receivables from broker-dealers and clearing organizations	(1,532,797)	(456,607)
Trading assets, at fair value	(3,139,619)	172,584
Receivables from customers	(42,659)	(63,320)
Operating lease right-of-use assets	30,196	39,238
Other assets	(306,953)	(12,968)
Securities loaned	541,645	779,718
Securities sold under agreements to repurchase	4,889	(750,183)
Payables to broker-dealers and clearing organizations	760,535	(547,821)
Payables to customers	32,832	74,545
Trading liabilities, at fair value	3,965,479	263,819
Operating lease liabilities	(35,732)	(42,064)
Accounts payable, accrued expenses and other liabilities	90,697	26,928
Net cash provided by (used in) operating activities	9,002	207,509

Cash flows from investing activities
Development of capitalized software	(35,145)	(34,507)
Acquisition of property and equipment	(18,945)	(12,608)
Proceeds from sale of RFQ-hub	37,932	—
Other investing activities	(21,625)	(8,544)
Net cash provided by (used in) investing activities	(37,783)	(55,659)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(326,688)	(247,889)
Repurchase of Class C common stock	(1,566)	—
Purchase of treasury stock	(188,325)	(132,942)
Stock options exercised	15,461	9,178
Short-term borrowings, net	86,459	129,574
Proceeds from long-term borrowings	1,545,000	1,741,888
Repayment of long-term borrowings	(1,245,000)	(1,727,000)
Proceeds from interest rate swaps	—	1,955
Payment of tax receivable agreement obligations	(20,773)	(20,226)
Debt issuance costs	(8,930)	(27,365)
Net cash provided by (used in) financing activities	(144,362)	(272,827)

Effect of exchange rate changes on cash and cash equivalents	14,564	3,745

Net increase (decrease) in cash and cash equivalents	(158,579)	(117,232)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	913,991	855,460
Cash, cash equivalents, and restricted or segregated cash, end of period	$755,412	$738,228

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024

Supplementary disclosure of cash flow information
Cash paid for interest	$472,179	$426,757
Cash paid for taxes	90,258	32,576

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	14,595	14,931

Non-cash financing activities
Repurchase of Class C common stock	(1,018)	—
Purchase of treasury stock	(411)	(52)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2025, VFI owned approximately 57.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

On April 19, 2024, the Company entered into a Unit Purchase Agreement with MarketAxess Holdings Inc. (“MarketAxess”) to sell a 49% interest in the multi-asset request-for-quote communication platform joint venture (“JV”), RFQ-hub Holdings LLC (“RFQ-hub Holdings,” or collectively with its wholly owned or controlled subsidiaries, “RFQ-hub”). The sale was completed on May 9, 2025. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

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

Accounting Pronouncements Not Yet Adopted as of September 30, 2025

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

Intangibles—Goodwill and Other—Internal-Use Software - In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU updates the capitalization criteria for internal-use software cost by removing references to software development project stages. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

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

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income before income taxes and noncontrolling interest	$179,990	$147,160	$750,746	$442,365
Provision for income taxes	30,939	28,137	119,084	83,917
Net income	149,051	119,023	631,662	358,448

Noncontrolling interest	(71,423)	(59,071)	(303,166)	(176,093)

Net income available for common stockholders	$77,628	$59,952	$328,496	$182,355

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2025	2024	2025	2024
Basic earnings per share:
Net income available for common stockholders	$77,628	$59,952	$328,496	$182,355
Less: Dividends and undistributed earnings allocated to participating securities	(5,032)	(3,542)	(21,523)	(10,375)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	72,596	56,410	306,973	171,980

Weighted average shares of common stock outstanding:
Class A	84,797,006	87,152,658	85,319,476	88,093,082

Basic earnings per share	$0.86	$0.65	$3.60	$1.95

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2025	2024	2025	2024
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$72,596	$56,410	$306,973	$171,980

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	84,797,006	87,152,658	85,319,476	88,093,082
Issuable pursuant to Second Amended and Restated 2015 Management Incentive Plan	—	384,189	141,632	247,511
	84,797,006	87,536,847	85,461,108	88,340,593

Diluted earnings per share	$0.86	$0.64	$3.59	$1.95

5. Tax Receivable Agreements

For a detailed discussion of the Company’s tax receivable agreements, see Note 5 “Tax Receivable Agreements” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company made payments totaling $134.8 million from February 2017 through September 2025 with respect to its TRA obligation. Tax receivable payments are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years.

At September 30, 2025 and December 31, 2024, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $94.2 million and $114.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $175.8 million and $196.6 million for September 30, 2025 and December 31, 2024, respectively. The amounts recorded as of September 30, 2025 and December 31, 2024 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2025 and December 31, 2024, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2025 and 2024.

The following table presents the details of goodwill by segment as of September 30, 2025 and December 31, 2024:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of September 30, 2025 and December 31, 2024, the Company’s total amount of intangible assets recorded was $166.7 million and $203.2 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(316,637)	$162,493	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,672)	223	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(463,809)	$166,714

	As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(281,315)	$197,815	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,645)	250	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	1,125	—	1,125	Indefinite
	$631,648	$(428,460)	$203,188

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

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $11.8 million for the three months ended September 30, 2025 and 2024, respectively, and $35.3 million and $38.7 million for the nine months ended September 30, 2025 and 2024, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2025	$11,783
2026	47,132
2027	47,132
2028	47,132
2029	9,466
2030	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Assets
Due from prime brokers	$350,883	$344,662
Deposits with clearing organizations	409,342	223,582
Net equity with futures commission merchants	328,061	199,771
Unsettled trades with clearing organizations	963,488	17,239
Securities failed to deliver	541,647	274,072
Commissions and fees	39,908	41,524
Total receivables from broker-dealers and clearing organizations	$2,633,329	$1,100,850

Liabilities
Due to prime brokers	$1,484,447	$583,914
Net equity with futures commission merchants (1)	(17,065)	(16,651)
Unsettled trades with clearing organizations	3,074	251,036
Securities failed to receive	202,537	94,941
Commissions and fees	4,023	5,326
Total payables to broker-dealers and clearing organizations	$1,677,016	$918,566
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $123.2 million and $123.0 million as of September 30, 2025 and December 31, 2024, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2025 and December 31, 2024, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	September 30, 2025	December 31, 2024
Securities received as collateral:
Securities borrowed	$3,005,737	$2,222,054
Securities purchased under agreements to resell	1,265,955	983,753
	$4,271,692	$3,205,807
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Equities	$2,500,017	$2,269,299
Exchange traded notes	7,267	13,338
	$2,507,284	$2,282,637

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$125,000	$(3,009)	$121,991
	$125,000	$(3,009)	$121,991

	December 31, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	28,541	—	28,541
	$38,541	$—	$38,541

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

	At September 30, 2025
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	5.25%	$400,000	$65,000	$—	$65,000
Committed facility (1)	5.53%	650,000	50,000	(3,009)	46,991
Overdraft facility	7.74%	10,000	10,000	—	10,000
		$1,060,000	$125,000	$(3,009)	$121,991

(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.53% and 7.00%, respectively. There was no balance outstanding under Borrowing Base B Loan as of September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Broker-dealer credit facilities:
Uncommitted facility	$957	$988	$3,276	$2,598
Committed facility	838	952	2,545	2,745
Overdraft facility	172	146	520	324
	$1,967	$2,086	$6,341	$5,667

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2025, there were no balances associated with international settlement activities outstanding under these facilities. At December 31, 2024, there was $28.5 million of short-term bank loans associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 5.0%. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At September 30, 2025 and December 31, 2024, there was no balance outstanding under this short-term bank loan.

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

	At September 30, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.27%	$649,233	$123,218
		$649,233	$123,218

	At December 31, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.69%	$623,168	$122,953
		$623,168	$122,953

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $3.0 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $8.0 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.66%	$1,545,000	$(2,544)	$(18,950)	$1,523,506
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(7,681)	492,319
SBI bonds	January 2026	5.00%	23,665	—	—	23,665
			$2,068,665	$(2,544)	$(26,631)	$2,039,490

		At December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-1 Loan Facility	June 2031	7.11%	$1,245,000	$(2,876)	$(15,242)	$1,226,882
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,680)	491,320
SBI bonds	January 2026	5.00%	22,265	—	—	22,265
			$1,767,265	$(2,876)	$(23,922)	$1,740,467

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amends the First Amended Credit Agreement (as amended, the “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Original Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the First Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Credit Agreement to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

The current interest rate swap effectively fixes interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

As of September 30, 2025, $1,545.0 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026. The principal balance was ¥3.5 billion ($23.7 million) as of September 30, 2025 and ¥3.5 billion ($22.3 million) as of December 31, 2024. The Company had a gain of $0.6 million and a loss of $2.6 million during the three months ended September 30, 2025 and 2024, respectively, and a loss of $1.4 million and a gain of $0.4 million during the nine months ended September 30, 2025 and 2024, respectively, due to changes in foreign currency rates.

As of September 30, 2025, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2025	$—
2026	39,115
2027	15,450
2028	15,450
2029	15,450
2030	15,450
Thereafter	1,967,750
Total principal of long-term borrowings	$2,068,665

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2025:

	September 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,649,333	$3,620,582	$—	$—	$5,269,915
U.S. and Non-U.S. government obligations	445,649	1,232,756	—	—	1,678,405
Corporate Bonds	—	1,438,659	—	—	1,438,659
Exchange traded notes	6	33,472	—	—	33,478
Currency forwards	—	181,185	—	(176,877)	4,308
Options	10,222	—	—	—	10,222
	$2,105,210	$6,506,654	$—	$(176,877)	$8,434,987

Financial instruments owned, pledged as collateral:
Equity securities	$1,514,066	$985,951	$—	$—	$2,500,017
Exchange traded notes	—	7,267	—	—	7,267
	$1,514,066	$993,218	$—	$—	$2,507,284

Other Assets
Equity investment	$—	$—	$88,252	$—	$88,252
Digital assets	346,740	—	—	—	346,740
Exchange stock	929	—	—	—	929
	$347,669	$—	$88,252	$—	$435,921

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$87,614	$—	$—	$87,614
	$—	$87,614	$—	$—	$87,614

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$3,490,802	$3,414,367	$—	$—	$6,905,169
U.S. and Non-U.S. government obligations	438,056	1,312,324	—	—	1,750,380
Corporate Bonds	—	1,617,658	—	—	1,617,658
Exchange traded notes	2	121,651	—	—	121,653
Currency forwards	—	179,075	—	(179,073)	2
Options	11,588	—	—	—	11,588
	$3,940,448	$6,645,075	$—	$(179,073)	$10,406,450

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$487	$—	$—	$487
Payables linked to digital assets	—	445,684	—	—	445,684
	$—	$446,171	$—	$—	$446,171

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2024:

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$686,827	$2,471,450	$—	$—	$3,158,277
U.S. and Non-U.S. government obligations	348,761	908,625	—	—	1,257,386
Corporate Bonds	—	967,377	—	—	967,377
Exchange traded notes	885	40,602	—	—	41,487
Currency forwards	—	716,970	—	(676,905)	40,065
Options	55,423	—	—	—	55,423
	$1,091,896	$5,105,024	$—	$(676,905)	$5,520,015
Financial instruments owned, pledged as collateral:
Equity securities	$1,639,404	$629,895	$—	$—	$2,269,299
Exchange traded notes	—	13,338	—	—	13,338
	$1,639,404	$643,233	$—	$—	$2,282,637
Other Assets
Equity investment	$—	$—	$75,843	$—	$75,843
Digital assets	81,671	—	—	—	81,671
Exchange stock	812	—	—	—	812
	$82,483	$—	$75,843	$—	$158,326

Receivables from broker dealers and clearing organizations:
Receivables linked to digital Assets	$—	$51,595	$—	$—	$51,595
	$—	$51,595	$—	$—	$51,595

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,837,195	$1,854,883	$—	$—	$3,692,078
U.S. and Non-U.S. government obligations	107,045	1,313,955	—	—	1,421,000
Corporate Bonds	—	1,249,413	—	—	1,249,413
Exchange traded notes	15	73,225	—	—	73,240
Currency forwards	—	681,878	—	(681,878)	—
Options	5,240	—	—	—	5,240
	$1,949,495	$5,173,354	$—	$(681,878)	$6,440,971

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$2,572	$—	$—	$2,572
Payables linked to digital assets	—	134,164	—	—	134,164
	$—	$136,736	$—	$—	$136,736

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	September 30, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$88,252	Discounted cash flow	Estimated revenue growth	1.8% - 5.0%	4.2%
			Discount rate	16.1% - 16.1%	16.1%
		Market	Future enterprise value/ EBITDA ratio	9.5x - 20.1x	15.0x

	December 31, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$75,843	Discounted cash flow	Estimated revenue growth	5.0% - 5.0%	5.0%
			Discount rate	16.4% - 16.4%	16.4%
		Market	Future enterprise value/ EBITDA ratio	7.5x - 18.0x	13.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2025
(in thousands)	Balance at June 30, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2025
Assets
Other assets:
Equity investment	$85,990	$—	$2,262	$—	$—	$88,252	$2,262
Other	—		—	—		—	—
Total	$85,990	$—	$2,262	$—	$—	$88,252	$2,262
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Three Months Ended September 30, 2024
(in thousands)	Balance at June 30, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2024	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2024
Assets
Other assets:
Equity investment	$79,031	$—	$8,567	$—	$—	$87,598	$8,567
Other	—	—	—	—	—	—	—
Total	$79,031	$—	$8,567	$—	$—	$87,598	$8,567
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Nine Months Ended September 30, 2025
(in thousands)	Balance at December 31, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2025
Assets
Other assets:
Equity investment	$75,843	$—	$12,409	$—	$—	$88,252	$12,409
Total	$75,843	$—	$12,409	$—	$—	$88,252	$12,409
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2025:

	September 30, 2025
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$707,865	$707,865	$707,865	$—	$—
Cash restricted or segregated under regulations and other	47,547	47,547	47,547	—	—
Securities borrowed	3,098,666	3,098,666	—	3,098,666	—
Securities purchased under agreements to resell	1,266,106	1,266,106	—	1,266,106	—
Receivables from broker-dealers and clearing organizations	2,545,715	2,545,715	—	2,545,715	—
Receivables from customers	192,463	192,463	—	192,463	—
Other assets (1)	37,796	37,796	15,229	22,567	—
Total Assets	$7,896,158	$7,896,158	$770,641	$7,125,517	$—

Liabilities
Short-term borrowings	$121,991	$125,000	$—	$125,000	$—
Long-term borrowings	2,039,490	2,086,763	—	2,086,763	—
Securities loaned	2,973,523	2,973,523	—	2,973,523	—
Securities sold under agreements to repurchase	1,276,677	1,276,677	—	1,276,677	—
Payables to broker-dealers and clearing organizations	1,230,845	1,230,845	—	1,230,845	—
Payables to customers	78,944	78,944	—	78,944	—
Other liabilities (2)	37,834	37,834	—	37,834	—
Total Liabilities	$7,759,304	$7,809,586	$—	$7,809,586	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,098,666	$—	$3,098,666	$(3,005,737)	$(40,987)	$51,942
Securities purchased under agreements to resell	1,266,106	—	1,266,106	(1,265,955)	—	151
Trading assets, at fair value:
Currency forwards	181,185	(176,877)	4,308	—	—	4,308
Options	10,222	—	10,222	—	(9,716)	506
Total	$4,556,179	$(176,877)	$4,379,302	$(4,271,692)	$(50,703)	$56,907

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,973,523	$—	$2,973,523	$(2,920,745)	$(45,309)	$7,469
Securities sold under agreements to repurchase	1,276,677	—	1,276,677	(1,276,514)	—	163
Payable to broker-dealers and clearing organizations:
Interest rate swaps	487	—	487	—	—	487
Trading liabilities, at fair value:
Currency forwards	179,075	(179,073)	2	—	—	2
Options	11,588	—	11,588	—	(9,716)	1,872
Total	$4,441,350	$(179,073)	$4,262,277	$(4,197,259)	$(55,025)	$9,993

	December 31, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,294,529	$—	$2,294,529	$(2,222,054)	$(39,309)	$33,166
Securities purchased under agreements to resell	983,941	—	983,941	(983,753)	—	188
Trading assets, at fair value:
Currency forwards	716,970	(676,905)	40,065	—	—	40,065
Options	55,423	—	55,423	—	(55,423)	—
Total	$4,050,863	$(676,905)	$3,373,958	$(3,205,807)	$(94,732)	$73,419

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,431,878	$—	$2,431,878	$(2,375,372)	$(48,545)	$7,961
Securities sold under agreements to repurchase	1,271,788	—	1,271,788	(1,271,573)	—	215
Payables to broker-dealers and clearing organizations:
Interest rate swaps	2,572	—	2,572	—	—	2,572
Trading liabilities, at fair value:
Currency forwards	681,878	(681,878)	—	—	—	—
Options	5,240	—	5,240	—	(5,213)	27
Total	$4,393,356	$(681,878)	$3,711,478	$(3,646,945)	$(53,758)	$10,775

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$290,000	$110,000	$50,000	$—	$450,000
U.S. and Non-U.S. government obligations	826,677	—	—	—	—	826,677
Total	$826,677	$290,000	$110,000	$50,000	$—	$1,276,677

Securities loaned:
Equity securities	$2,973,523	$—	$—	$—	$—	$2,973,523
Total	$2,973,523	$—	$—	$—	$—	$2,973,523

	December 31, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$190,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	821,788	—	—	—	—	821,788
Total	$821,788	$190,000	$185,000	$75,000	$—	$1,271,788

Securities loaned:
Equity securities	$2,431,878	$—	$—	$—	$—	$2,431,878
Total	$2,431,878	$—	$—	$—	$—	$2,431,878

11. Digital Assets Held

The following table summarizes Digital assets held at September 30, 2025 and December 31, 2024:

(in thousands, except units)	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin	1,842	$210,601	$210,656	$59,925
Ethereum	8,027	33,531	33,531	11,212
XRP	22,016,849	63,065	63,065	686
Other	NM	33,283	39,488	10,973
Total Digital assets held		$340,480	$346,740	$82,796

As of September 30, 2025, 50.0 million PYTH tokens with a fair value of $7.5 million are subject to selling restrictions. The time-based selling restrictions will unlock annually between 2026 and 2027.

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2025 and December 31, 2024:

(in thousands)		September 30, 2025		December 31, 2024
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$2,736	$2,707,806	$(541)	$1,069,167
Commodity futures	Receivables from broker-dealers and clearing organizations	114,691	9,827,911	5,096	5,610,161
Currency futures	Receivables from broker-dealers and clearing organizations	2,551	3,176,060	(6,093)	5,211,677
Fixed income futures	Receivables from broker-dealers and clearing organizations	1	154,658	(3,890)	110,748
Options	Financial instruments owned	10,222	1,894,562	55,423	808,189
Currency forwards	Financial instruments owned	181,185	33,226,454	716,970	42,202,047

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$7,065	$900,540	$527	$1,774,043
Commodity futures	Payables to broker-dealers and clearing organizations	(2,542)	91,061	(277)	56,331
Currency futures	Payables to broker-dealers and clearing organizations	(175)	21,969	7,382	2,232,543
Fixed income futures	Payables to broker-dealers and clearing organizations	(179)	681,692	(74)	21,077
Options	Financial instruments sold, not yet purchased	11,588	1,850,945	5,240	820,023
Currency forwards	Financial instruments sold, not yet purchased	179,075	33,225,399	681,878	42,184,501

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	487	1,075,000	2,572	1,075,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2025	2024	2025	2024
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$52,183	$170,492	$78,568	$198,194
Currency forwards	Trading income, net	(14,985)	(145,529)	146,979	(144,070)
Options	Trading income, net	(57,011)	8,894	(30,024)	42,212
Interest rate swap on term loans (1)	Other, net	—	—	—	5,686
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	(126)	(9,841)	(3,161)	(32,923)
		$(19,939)	$24,016	$192,362	$69,099

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$430	$(12,918)	$2,252	$607
		$430	$(12,918)	$2,252	$607
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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2025, the Company held a noncontrolling interest of 50.0% in the JV.

The Company previously held a noncontrolling interest of 12.5% in another JV that also builds and maintains communication networks and related assets and followed a similar fee arrangement. As of September 1, 2024, the Company had disposed of its interest in this JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2025, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of September 30, 2025, the Company held approximately a 12.9% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of September 30, 2025, the Company held approximately a 8.0% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$92,019	$—	$92,019	$439,895

The following table presents the Company’s nonconsolidated VIEs at December 31, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,970	$—	$66,970	$345,235

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,821	$112,426	$—	$122,247
Workflow technology	—	23,180	—	23,180
Analytics	—	9,056	—	9,056
Total revenue from contracts with customers	9,821	144,662	—	154,483

Other sources of revenue	658,196	9,844	2,266	670,306

Total revenues	$668,017	$154,506	$2,266	$824,789

Timing of revenue recognition:
Services transferred at a point in time	$668,017	$136,276	$2,266	$806,559
Services transferred over time	—	18,230	—	18,230
Total revenues	$668,017	$154,506	$2,266	$824,789

	Three Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$12,721	$85,126	$—	$97,847
Workflow technology	—	24,145	—	24,145
Analytics	—	9,629	—	9,629
Total revenue from contracts with customers	12,721	118,900	—	131,621

Other sources of revenue	563,939	6,827	4,453	575,219

Total revenues	$576,660	$125,727	$4,453	$706,840

Timing of revenue recognition:
Services transferred at a point in time	$576,660	$107,457	$4,453	$688,570
Services transferred over time	—	18,270	—	18,270
Total revenues	$576,660	$125,727	$4,453	$706,840

	Nine Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$41,547	$314,327	$—	$355,874
Workflow technology	—	75,684	—	75,684
Analytics	—	28,091	—	28,091
Total revenue from contracts with customers	41,547	418,102	—	459,649

Other sources of revenue	2,104,235	91,900	6,447	2,202,582

Total revenues	$2,145,782	$510,002	$6,447	$2,662,231

Timing of revenue recognition:
Services transferred at a point in time	$2,145,782	$455,488	$6,447	$2,607,717
Services transferred over time	—	54,514	—	54,514
Total revenues	$2,145,782	$510,002	$6,447	$2,662,231

	Nine Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$29,203	$245,972	$—	$275,175
Workflow technology	—	72,257	—	72,257
Analytics	—	28,901	—	28,901
Total revenue from contracts with customers	29,203	347,130	—	376,333

Other sources of revenue	1,638,247	23,445	4,639	1,666,331

Total revenues	$1,667,450	$370,575	$4,639	$2,042,664

Timing of revenue recognition:
Services transferred at a point in time	$1,667,450	$316,790	$4,639	$1,988,879
Services transferred over time	—	53,785	—	53,785
Total revenues	$1,667,450	$370,575	$4,639	$2,042,664

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2025 and 2024, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $62.4 million and $62.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2025.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.4 million and $8.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company recognized the full amount of revenue during the nine months ended September 30, 2025 and 2024, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the three and nine months ended September 30, 2025 and 2024, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $30.9 million, and 17.2%, and $28.1 million, and 19.1% for the three months ended September 30, 2025 and 2024, respectively, and $119.1 million, and 15.9%, and $83.9 million, and 19.0% for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024 are current income tax receivables of $31.5 million and $13.2 million, respectively. The balances at September 30, 2025 and December 31, 2024 primarily comprised prepayments of income tax and income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024 are current tax liabilities of $40.4 million and $22.5 million, respectively. The balances at September 30, 2025 and December 31, 2024 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2025 and December 31, 2024, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at September 30, 2025 and December 31, 2024, of $48.2 million and $58.2 million, respectively, and has recorded related deferred tax assets of $8.4 million and $10.3 million, respectively. A full valuation allowance was recorded against these deferred tax assets at September 30, 2025 and December 31, 2024 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2025 and December 31, 2024 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2025, the Company’s tax years for 2015 through 2024 and 2017 through 2023 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2024. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $23.7 million of unrecognized tax benefits as of September 30, 2025, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2025.

Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBB”), was signed into law on July 4, 2025. The OBBB, amongst other things, extends permanently, with modifications, certain tax provisions enacted as part of Public Law No. 115-97, commonly referred to as The Tax Cuts and Jobs Act (“TCJA”). Based on the Company’s current analysis of the provisions, the Company does not expect these tax law changes to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures; however, the Company will continue to evaluate their impact as further information becomes available.

16. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time. As previously disclosed in prior regulatory filings, the U.S. Securities and Exchange Commission (“SEC”) undertook an investigation of aspects of the Company’s internal information access barriers. The Company cooperated with this civil investigation and engaged in settlement discussions but was unable to reach a settlement. In September 2023, the SEC filed an action against the Company in federal court in the Southern District of New York, alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. The Company believes it has meritorious defenses and has been defending itself vigorously. Specifically, the Company has asserted, among other defenses, that it maintained reasonable policies, procedures and controls to protect data during the period consistent with applicable law, that related statements made to clients and investors were true and accurate, and that the statute of limitations has expired with respect to certain claims. In June 2025, the Company reached an agreement in principle to settle the matter with the SEC’s Enforcement Staff. The terms of the anticipated settlement, which is subject to SEC Commission approval and certain other conditions, are not expected to have a material impact on the Company or its business. The Company anticipates that the agreement will be finalized following the reopening of the federal government. The parties previously jointly sought and obtained a stay of proceedings in connection with the finalization of the settlement which remains in effect.

In matters related to the SEC investigation noted above, the Company and certain of its current and former executive officers were named as defendants on May 19, 2023 in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770 and on October 31, 2023 in City of Birmingham Retirement and Relief System v. Virtu Financial, Inc., No. 23-cv-08123. The complaints were each filed by purported stockholders in the Eastern District of New York on behalf of a putative class and assert that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws. The complaints were subsequently consolidated and recaptioned in re Virtu Financial, Inc. Securities Litigation, No. 23-cv-03770. The Company believes it has meritorious defenses against claims that its public disclosures were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law and is defending itself vigorously. The Company also has received requests for information related to the SEC investigation pursuant to Section 220 of the Delaware General Corporation Law from counsel for purported stockholders. On March 26, 2025, members of the Company’s Board of Directors and certain current and former executives were named in a derivative complaint in Adams v. Viola et al., No. 1:25-cv-1688 filed on behalf of the Company in the Eastern District of New York in which it is asserted that the defendants breached fiduciary duties to the Company related to the FS matter. A similar derivative complaint was filed on April 9, 2025 in Deisz v. Viola et al., 25-CV-1958 in the Eastern District of New York against current and former members of the Board of Directors and executives. The derivative complaints were subsequently consolidated and recaptioned In re Virtu Financial Inc. Derivative Litigation. The defendants deny that they breached any fiduciary duties related to the FS matter and are defending themselves vigorously.

On November 30, 2020, the Company was named as a defendant in In re United States Oil Fund, LP Securities Litigation, No. 20-cv-4740. The consolidated amended complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in United States Oil Fund, LP, a crude oil ETF. The complaint also names the ETF, its sponsor, and related individuals as defendants. The complaint did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated amended complaint on January 29, 2021; the motion was granted on September 29, 2025. On October 21, 2025, the plaintiffs were granted an extension to November 26, 2025 of the deadline to file a proposed second amended complaint and a motion to amend. The Company believes that the claims are without merit and plans to continue defending itself vigorously if necessary.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted, while others remain pending while others have been withdrawn. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infostructure rule proposals”) which have a compliance date commencing in November 2025, though on October 14, 2025, the D.C. Circuit denied the exchanges legal challenge to the SEC’s access fee caps rulemaking and the SEC has stated that it may extend the November 2025 compliance date, (ii) adopted amendments to Rule 605 of Regulation NMS, which had an initial compliance date on or about December 15, 2025 which has been postponed until August 1, 2026, and (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provided for fee collection commencing in November 2024 but in a decision by the 11th Circuit Court of Appeals, dated July 25, 2025, the Court vacated the funding model and remanded the matter to the SEC for further proceedings and stayed judgment for sixty days.

In June of 2025, under Chair Atkins, the SEC withdrew the following previously pending proposals: (i) Proposed Rule 615 of Regulation NMS (i.e., the Order Competition Rule), (ii) Regulation Best Execution, (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. Further, on April 23, 2024, the Federal Trade Commission (FTC) announced a final rule banning most non-compete clauses in employer-employee contracts. The final rule was scheduled to become effective on September 4, 2024, but it was enjoined by a federal district court in September 2024 on the grounds that the rule exceeds the FTC’s authority. On September 5, 2025, the FTC took steps to dismiss its appeal and accede to a vacatur of the non-compete ban rule. Other recent developments in law and regulation relating to digital assets and cryptocurrency include the adoption of the Guiding and Establishing National innovation for U.S. Stablecoins Act (the “GENIUS Act”) and the proposal of the Digital Asset Market Clarity Act (the “CLARITY Act”) and the “Responsible Financial Innovation Act of 2025” in the United States, and the adoption of the Markets in Crypto-Assets Regulation (MiCAR) in the EU. These remaining pending or potential rule changes in law, rule or regulation, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry, though may also have positive impacts. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company’s practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

As indicated above, the Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations, including indemnification obligations in connection with the Acquisition of KCG and the ITG Acquisition. The Company’s maximum exposure under these arrangements is currently unknown, as such exposure could relate to claims not yet brought or events which have not yet occurred.

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and general indemnifications. The Company has also provided general indemnifications to its managers, officers, directors, employees, and agents against expenses, legal fees, judgments, fines, settlements, and other amounts actually and reasonably incurred by such persons under certain circumstances as more fully disclosed in its operating agreement. The overall maximum amount of the obligations (if any) cannot reasonably be estimated as it will depend on the facts and circumstances that give rise to any claims.

17. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 “Summary of Significant Accounting Policies” and Note 16 “Leases” to the Consolidated Financial Statements of the Company’s 2024 Annual Report on Form 10-K.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$144,850	$175,046
Operating lease liabilities	Operating lease liabilities	194,093	229,825

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	35,732	42,915
Accumulated depreciation	Property, equipment, and capitalized software, net	(15,772)	(20,755)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	21,018	23,095

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.12 years	4.60 years
Finance leases	2.73 years	3.53 years
Weighted average discount rate
Operating leases	6.27%	6.36%
Finance leases	5.88%	5.97%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost:
Fixed	$17,371	$17,916	$52,602	$55,114
Variable	1,845	1,693	4,895	4,590
Total Operating lease cost	$19,216	$19,609	$57,497	$59,704

Sublease income	3,190	3,948	9,832	13,330

Finance lease cost:
Amortization of ROU Asset	$1,740	$2,718	$5,702	$7,874
Interest on lease liabilities	280	398	921	1,193
Total Finance lease cost	$2,020	$3,116	$6,623	$9,067

In September 2025, in connection with the finalization of an agreement related to the restoration requirements for certain leased office spaces, the Company recorded a reduction of $6.5 million in its asset retirement obligations and the related cost within Termination of office leases.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2025, are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$19,744	$2,309
2026	76,585	8,764
2027	37,959	7,594
2028	29,959	3,706
2029	21,582	408
2030 and thereafter	34,656	—
Total lease payments	$220,485	$22,781
Less imputed interest	(26,392)	(1,763)
Total lease liability	$194,093	$21,018

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$707,865	$872,513
Cash restricted or segregated under regulations and other	47,547	41,478
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$755,412	$913,991

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 87.1% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.2% interest in Virtu Financial at September 30, 2025.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2025 and December 31, 2024, there were 3,402,959 and 3,994,744 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 591,785 and 32,946 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2025 and 2024, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2025, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of September 30, 2025, the Company has approximately $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the nine months ended September 30, 2025 and 2024, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 566,924 and 31,097 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,359	$55	$96	$4,510
Foreign exchange translation adjustment	(2,126)	(1,552)	—	(3,678)
Total	$2,233	$(1,497)	$96	$832
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2025, the Company expects approximately $41 thousand to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

	Nine Months Ended September 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$908	$(1,341)	$4,510
Foreign exchange translation adjustment	(12,006)	8,328	—	(3,678)
Total	$(7,063)	$9,236	$(1,341)	$832
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2025, the Company expects approximately $41 thousand to be reclassified from AOCI into earnings over the next 12 months. The timing of the reclassification is based on the interest payment schedule of the long-term borrowings.

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

The following table summarizes activity related to stock options for the nine months ended September 30, 2025 and 2024:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	(483,045)	19.00	—	(483,045)	19.00
Forfeited or expired	(2,750)	—	—	(2,750)	—
At September 30, 2024	1,025,981	$19.00	0.49	1,025,981	$19.00

At December 31, 2024	813,750	$19.00	0.24	813,750	$19.00
Granted	—	—	—	—	—
Exercised	(813,750)	19.00	—	(813,750)	19.00
Forfeited or expired	—	—	—	—	—
At September 30, 2025	—	$—	0.00	—	$—

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the nine months ended September 30, 2025 and 2024, respectively, there were 528,221 and 878,091 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $15.0 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively, $33.3 million and $19.6 million for the nine months ended September 30, 2025 and 2024, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the nine months ended September 30, 2025 and 2024:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2023	4,903,174	$23.90
Granted	3,559,799	18.13
Forfeited	(132,554)	21.58
Vested	(2,820,419)	21.65
At September 30, 2024	5,510,000	$21.38

At December 31, 2024	5,564,532	$21.77
Granted (1)	3,657,658	39.66
Forfeited	(155,915)	25.72
Vested	(3,279,347)	25.29
At September 30, 2025	5,786,928	$30.98
(1) Excluded in the number of RSUs and RSAs are 100,000 participating RSAs for nine months ended September 30, 2025, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $12.2 million and $11.1 million for the three months ended September 30, 2025 and 2024, respectively, and $39.1 million and $31.3 million for the nine months ended September 30, 2025 and 2024, respectively, of compensation expense in relation to RSUs. As of September 30, 2025 and December 31, 2024, total unrecognized share-based compensation expense related to unvested RSUs was $113.2 million and $53.5 million, respectively, and this amount is to be recognized over a weighted average period of 1.2 years and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiary, Virtu Americas LLC (“VAL”), is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.0 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2025. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

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

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiary as of September 30, 2025 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$450,843	$3,414	$447,429

As of September 30, 2025, VAL had $40.8 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $6.5 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of September 30, 2025 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp (1)	$12,032	$180	$11,852
Ireland
Virtu Europe Trading Limited (1)	86,795	28,228	58,567
Virtu Financial Ireland Limited (1)	122,288	59,995	62,293
United Kingdom
Virtu ITG UK Limited	2,214	1,008	1,206
Asia Pacific
Virtu ITG Australia Limited	32,741	15,776	16,965
Virtu ITG Hong Kong Limited	7,485	522	6,963
Virtu ITG Singapore Pte Limited	800	174	626
Virtu Financial Singapore Pte. Ltd.	267,538	199,826	67,712
(1) Preliminary

As of September 30, 2025, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2025 and 2024 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2025
Total revenues	$668,017	$154,506	$2,266	$824,789
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	147,522	30,734	—	178,256
Interest and dividends expense	164,374	1,317	—	165,691
Other segment items (2)	205,674	94,045	1,133	300,852
Total operating expenses	517,570	126,096	1,133	644,799
Income (loss) before income taxes and noncontrolling interest	$150,447	$28,410	$1,133	$179,990

2024
Total revenues	$576,660	$125,727	$4,453	$706,840
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	152,316	24,429	—	176,745
Interest and dividends expense	134,912	1,158	—	136,070
Other segment items (2)	163,876	81,865	1,124	246,865
Total operating expenses	451,104	107,452	1,124	559,680
Income (loss) before income taxes and noncontrolling interest	$125,556	$18,275	$3,329	$147,160
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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the nine months ended September 30, 2025 and 2024 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2025
Total revenues	$2,145,782	$510,002	$6,447	$2,662,231
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	514,136	88,120	—	602,256
Interest and dividends expense	458,296	3,936	—	462,232
Other segment items (2)	578,261	265,485	3,251	846,997
Total operating expenses	1,550,693	357,541	3,251	1,911,485
Income (loss) before income taxes and noncontrolling interest	$595,089	$152,461	$3,196	$750,746

2024
Total revenues	$1,667,450	$370,575	$4,639	$2,042,664
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	394,154	73,177	—	467,331
Interest and dividends expense	382,200	3,591	—	385,791
Other segment items (2)	494,046	250,689	2,442	747,177
Total operating expenses	1,270,400	327,457	2,442	1,600,299
Income (loss) before income taxes and noncontrolling interest	$397,050	$43,118	$2,197	$442,365
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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues:
United States	$627,070	$576,606	$2,153,152	$1,662,612
Ireland	87,570	63,024	280,313	192,346
Others	110,149	67,210	228,766	187,706
Total revenues	$824,789	$706,840	$2,662,231	$2,042,664

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2025 and December 31, 2024 the Company had net payables to its affiliates of $14.0 million and $0.1 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.6 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $8.1 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively, to JNX for these trading activities.

The Company pays monthly use fees and makes certain contributions to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company previously held a similar arrangement with another telecommunication JV and paid a monthly use fee, and the Company disposed of its interests in this JV and ended the monthly fee arrangement as of September 1, 2024. The

Company made payments to these JVs of $18.9 million and $13.5 million for the three months ended September 30, 2025 and 2024, respectively, and $33.3 million and $28.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $2.4 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $7.8 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On October 29, 2025, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2025 to holders of record as of December 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2025, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2024, which are included in Item 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amends the First Amended Credit Agreement (as amended, the “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Original Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the First Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Credit Agreement to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

The current interest rate swap effectively fixes interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2025, options to purchase 1,646,500 shares in the aggregate were forfeited and 7,581,500 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2025 in the amount of $154.0 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2025 in the amount of $109.2 million and tax receivable agreement obligation in the amount of $175.8 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of September 30, 2025; and (iv) provision for corporate income tax in the amount of $17.6 million and $76.1 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2025	2024	2025	2024
Total revenue	$668,017	$576,660	$2,145,782	$1,667,450
Total operating expenses	517,570	451,104	1,550,693	1,270,400
Income (loss) before income taxes and noncontrolling interest	150,447	125,556	595,089	397,050
Execution Services
Total revenue	154,506	125,727	510,002	370,575
Total operating expenses	126,096	107,452	357,541	327,457
Income (loss) before income taxes and noncontrolling interest	28,410	18,275	152,461	43,118
Corporate
Total revenue	2,266	4,453	6,447	4,639
Total operating expenses	1,133	1,124	3,251	2,442
Income (loss) before income taxes and noncontrolling interest	1,133	3,329	3,196	2,197
Consolidated
Total revenue	824,789	706,840	2,662,231	2,042,664
Total operating expenses	644,799	559,680	1,911,485	1,600,299
Income (loss) before income taxes and noncontrolling interest	$179,990	$147,160	$750,746	$442,365

The following table shows our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Trading income, net	$529,060	$443,997	$1,771,839	$1,278,487
Interest and dividends income	127,419	125,229	364,878	338,287
Commissions, net and technology services	154,483	131,621	459,649	376,333
Other, net	13,827	5,993	65,865	49,557
Total revenue	824,789	706,840	2,662,231	2,042,664

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	178,256	176,745	602,256	467,331
Communication and data processing	62,774	59,601	184,012	177,110
Employee compensation and payroll taxes	157,669	107,646	413,206	314,185
Interest and dividends expense	165,691	136,070	462,232	385,791
Operations and administrative	24,908	24,939	72,939	69,346
Depreciation and amortization	15,401	16,486	46,951	48,640
Amortization of purchased intangibles and acquired capitalized software	11,783	11,848	35,349	38,688
Termination of office leases	(6,510)	17	(6,489)	50
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,517	1,767	4,880	27,740
Transaction advisory fees and expenses	13	69	410	264
Financing interest expense on long-term borrowings	33,297	24,492	95,739	71,154
Total operating expenses	644,799	559,680	1,911,485	1,600,299
Income before income taxes and noncontrolling interest	179,990	147,160	750,746	442,365
Provision for income taxes	30,939	28,137	119,084	83,917
Net income	$149,051	$119,023	$631,662	$358,448

Selected Operating Margins
GAAP Net income Margin (1)	18.1%	16.8%	23.7%	17.5%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2025	2024	2025	2024
Net income	$149,051	$119,023	$631,662	$358,448
Noncontrolling interest	(71,423)	(59,071)	(303,166)	(176,093)

Net income available for common stockholders	$77,628	$59,952	$328,496	$182,355

Earnings per share
Basic	$0.86	$0.65	$3.60	$1.95
Diluted	$0.86	$0.64	$3.59	$1.95

Weighted average common shares outstanding
Basic	84,797,006	87,152,658	85,319,476	88,093,082
Diluted	84,797,006	87,536,847	85,461,108	88,340,592
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 67% and 63% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$529,060	$443,997	$1,771,839	$1,278,487
Interest and dividends income	127,419	125,229	364,878	338,287
Commissions, net and technology services	154,483	131,621	459,649	376,333
Brokerage, exchange, clearance fees and payments for order flow, net	(178,256)	(176,745)	(602,256)	(467,331)
Interest and dividends expense	(165,691)	(136,070)	(462,232)	(385,791)
Adjusted Net Trading Income	$467,015	$388,032	$1,531,878	$1,139,985

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$149,051	$119,023	$631,662	$358,448
Financing interest expense on long-term borrowings	33,297	24,492	95,739	71,154
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,517	1,767	4,880	27,740
Depreciation and amortization	15,401	16,486	46,951	48,640
Amortization of purchased intangibles and acquired capitalized software	11,783	11,848	35,349	38,688
Provision for income taxes	30,939	28,137	119,084	83,917
EBITDA	$241,988	$201,753	$933,665	$628,587
Severance	19,122	690	24,479	3,651
Transaction advisory fees and expenses	13	69	410	264
Termination of office leases	(6,510)	17	(6,489)	50
Gain on sale of RFQ-hub	—	—	(66,988)	—
Other	(13,682)	(5,669)	783	(48,334)
Share based compensation	26,882	17,945	71,341	50,941
Adjusted EBITDA	$267,813	$214,805	$957,201	$635,159

Selected Operating Margins
GAAP Net income Margin (1)	18.1%	16.8%	23.7%	17.5%
Non-GAAP Net income Margin (2)	31.9%	30.7%	41.2%	31.4%
EBITDA Margin (3)	51.8%	52.0%	60.9%	55.1%
Adjusted EBITDA Margin (4)	57.3%	55.4%	62.5%	55.7%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$149,051	$119,023	$631,662	$358,448
Provision for income taxes	30,939	28,137	119,084	83,917
Income before income taxes	179,990	147,160	750,746	442,365

Amortization of purchased intangibles and acquired capitalized software	11,783	11,848	35,349	38,688
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,517	1,767	4,880	27,740
Severance	19,122	690	24,479	3,651
Transaction advisory fees and expenses	13	69	410	264
Termination of office leases	(6,510)	17	(6,489)	50
Gain on sale of RFQ-hub	—	—	(66,988)	—
Other	(13,682)	(5,669)	783	(48,334)
Share based compensation	26,882	17,945	71,341	50,941
Normalized Adjusted Net Income before income taxes	219,115	173,827	814,511	515,365
Normalized provision for income taxes (1)	52,589	41,719	195,483	123,688
Normalized Adjusted Net Income	$166,526	$132,108	$619,028	$391,677

Weighted Average Adjusted shares outstanding (2)	158,817,572	161,709,295	159,692,628	162,322,747

Basic earnings per share	$0.86	$0.65	$3.60	$1.95
Normalized Adjusted EPS	$1.05	$0.82	$3.88	$2.41

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Second Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three and nine months ended September 30, 2025 and 2024.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$521,128	$7,932	$—	$529,060
Commissions, net and technology services	9,821	144,662	—	154,483
Interest and dividends income	125,076	2,343	—	127,419
Brokerage, exchange, clearance fees and payments for order flow, net	(147,522)	(30,734)	—	(178,256)
Interest and dividends expense	(164,374)	(1,317)	—	(165,691)
Adjusted Net Trading Income	$344,129	$122,886	$—	$467,015

	Three Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$440,442	$3,555	$—	$443,997
Commissions, net and technology services	12,721	118,900	—	131,621
Interest and dividends income	122,065	3,164	—	125,229
Brokerage, exchange, clearance fees and payments for order flow, net	(152,316)	(24,429)	—	(176,745)
Interest and dividends expense	(134,912)	(1,158)	—	(136,070)
Adjusted Net Trading Income	$288,000	$100,032	$—	$388,032

	Nine Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,751,094	$20,745	$—	$1,771,839
Commissions, net and technology services	41,547	418,102	—	459,649
Interest and dividends income	357,407	7,471	—	364,878
Brokerage, exchange, clearance fees and payments for order flow, net	(514,136)	(88,120)	—	(602,256)
Interest and dividends expense	(458,296)	(3,936)	—	(462,232)
Adjusted Net Trading Income	$1,177,616	$354,262	$—	$1,531,878

	Nine Months Ended September 30, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,264,214	$14,273	$—	$1,278,487
Commissions, net and technology services	29,203	347,130	—	376,333
Interest and dividends income	330,178	8,109	—	338,287
Brokerage, exchange, clearance fees and payments for order flow, net	(394,154)	(73,177)	—	(467,331)
Interest and dividends expense	(382,200)	(3,591)	—	(385,791)
Adjusted Net Trading Income	$847,241	$292,744	$—	$1,139,985

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2025	2024	% Change
Market Making	$344,129	$288,000	19.5%
Execution Services	122,886	100,032	22.8%
Adjusted Net Trading Income	$467,015	$388,032	20.4%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2025 (1)	2024	% Change
Market Making	$5,419	$4,500	20.4%
Execution Services	1,935	1,563	23.8%
Average Daily Adjusted Net Trading Income	$7,354	$6,063	21.3%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2025	2024	% Change
Market Making	$1,177,616	$847,241	39.0%
Execution Services	354,262	292,744	21.0%
Adjusted Net Trading Income	$1,531,878	$1,139,985	34.4%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2025 (1)	2024	% Change
Market Making	$6,348	$4,507	40.9%
Execution Services	1,910	1,557	22.6%
Average Daily Adjusted Net Trading Income	$8,258	$6,064	36.1%
(1) Effective fourth quarter 2024, we began counting days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days. Prior periods have not been restated as the impact of the change is immaterial in relation to our average daily Adjusted Net Trading Income. There was one half-day during the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Total Revenues

Our total revenues increased $118.0 million, or 16.7%, to $824.8 million for the three months ended September 30, 2025, compared to $706.8 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $85.1 million in Trading income, net due to higher trading volumes and increased opportunities across global markets, an increase of $22.9 million in Commissions, net and technology services due to strengthened institutional engagement during the three months ended September 30, 2025 compared to the same period in 2024.

The following table shows total revenues by segment for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
(in thousands, except for percentage)	2025	2024	% Change
Market Making
Trading income, net	$521,128	$440,442	18.3%
Interest and dividends income	125,076	122,065	2.5%
Commissions, net and technology services	9,821	12,721	(22.8)%
Other, net	11,992	1,432	737.4%
Total revenues from Market Making	$668,017	$576,660	15.8%

Execution Services
Trading income, net	$7,932	$3,555	123.1%
Interest and dividends income	2,343	3,164	(25.9)%
Commissions, net and technology services	144,662	118,900	21.7%
Other, net	(431)	108	NM
Total revenues from Execution Services	$154,506	$125,727	22.9%

Corporate
Other, net	$2,266	$4,453	(49.1)%
Total revenues from Corporate	$2,266	$4,453	(49.1)%

Consolidated
Trading income, net	$529,060	$443,997	19.2%
Interest and dividends income	127,419	125,229	1.7%
Commissions, net and technology services	154,483	131,621	17.4%
Other, net	13,827	5,993	130.7%
Total revenues	$824,789	$706,840	16.7%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $85.1 million, or 19.2% to $529.1 million for the three months ended September 30, 2025, compared to $444.0 million for the three months ended September 30, 2024. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended September 30, 2025 compared to the same period in 2024. Rather than analyzing trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $2.2 million, or 1.8%, to $127.4 million for the three months ended September 30, 2025, compared to $125.2 million for the three months ended September 30, 2024. This increase was primarily attributable to higher interest income earned on cash collateral posted driven by an increase in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $22.9 million, or 17.4%, to $154.5 million for the three months ended September 30, 2025, compared to $131.6 million for the three months ended September 30, 2024. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2024. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $7.8 million, to $13.8 million for the three months ended September 30, 2025, compared to $6.0 million for the three months ended September 30, 2024. The three months ended September 30, 2025 primarily included remeasurement gains on certain digital assets held during the period, as well as higher gains on settlement fund recoveries, in which we were eligible to participate based on our transactions in the applicable products, compared to the same period in 2024.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $79.0 million, or 20.4%, to $467.0 million for the three months ended September 30, 2025, compared to $388.0 million for the three months ended September 30, 2024. This increase was primarily attributable to higher Trading income, net due to higher trading volumes and increased opportunities during the three months ended September 30, 2025 compared to the same period in 2024, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and higher Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $1.3 million, or 21.3%, to $7.4 million for the three months ended September 30, 2025, compared to $6.1 million for the three months ended September 30, 2024. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $85.1 million, or 15.2%, to $644.8 million for the three months ended September 30, 2025, compared to $559.7 million for the three months ended September 30, 2024. The increase in operating expenses is primarily due to an increase in Employee compensation and payroll taxes and Interest and dividends expense.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $1.6 million, or 0.9%, to $178.3 million for the three months ended September 30, 2025, compared to $176.7 million for the three months ended September 30, 2024. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $3.2 million, or 5.4%, to $62.8 million for the three months ended September 30, 2025, compared to $59.6 million for the three months ended September 30, 2024. This increase was primarily due to increased spending on market data and communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $50.1 million, or 46.6%, to $157.7 million for the three months ended September 30, 2025, compared to $107.6 million for the three months ended September 30, 2024. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $9.3 million and $9.3 million for the three months ended September 30, 2025, and 2024, respectively.

Interest and dividends expense. Interest and dividends expense increased $29.6 million, or 21.7%, to $165.7 million for the three months ended September 30, 2025, compared to $136.1 million for the three months ended September 30, 2024. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense remained consistent at $24.9 million for the three months ended September 30, 2025 and the three months ended September 30, 2024. The current period primarily included an increase in professional expense, offset by more favorable foreign exchange rate movements.

Depreciation and amortization. Depreciation and amortization decreased $1.1 million, or 6.7%, to $15.4 million for the three months ended September 30, 2025, compared to $16.5 million for the three months ended September 30, 2024. The decrease was driven primarily by a decrease in depreciation of computer equipment and leased equipment compared to the same period in 2024.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software remained consistent at $11.8 million for the three months ended September 30, 2025 and the three months ended September 30, 2024. Included in Amortization of purchased intangibles and acquired capitalized software was the amortization of finite lived intangible assets acquired in connection with the acquisition of KCG and ITG.

Termination of office leases. Termination of office leases expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. The expenses for the three months ended September 30, 2025 included a reduction of $6.5 million in cost related to asset retirement obligations that the Company previously recorded. See Note 17 “Leases” for further details. The expenses related to lease terminations were insignificant during the three months ended September 30, 2024.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $0.3 million, or 16.7%, to $1.5 million for the three months ended September 30, 2025, compared to $1.8 million for the three months ended September 30, 2024. This decrease was primarily driven by lower commitment fees charged for the revolving facility under the Credit Agreement as a result of increased usage of the revolving facility during the three months ended September 30, 2025 compared to the same period in 2024.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended September 30, 2025, and September 30, 2024. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $8.8 million, or 35.9%, to $33.3 million for the three months ended September 30, 2025, compared to $24.5 million for the three months ended September 30, 2024.The increase was primarily attributable to the completion of the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023 during February 2025, partially offset by the effect from lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $30.9 million and 17.2% for the three months ended September 30, 2025, compared to $28.1 million and 19.1% for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Total Revenues

Our total revenues increased $619.5 million, or 30.3%, to $2,662.2 million for the nine months ended September 30, 2025, compared to $2,042.7 million for the nine months ended September 30, 2024. This increase was primarily attributable to an increase of $493.3 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $83.3 million in Commissions, net and technology services driven by strengthened institutional engagement during the nine months ended September 30, 2025 compared to the same period in 2024.

The following table shows the total revenues by segment for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2025	2024	% Change
Market Making
Trading income, net	$1,751,094	$1,264,214	38.5%
Interest and dividends income	357,407	330,178	8.2%
Commissions, net and technology services	41,547	29,203	42.3%
Other, net	(4,266)	43,855	NM
Total revenues from Market Making	$2,145,782	$1,667,450	28.7%

Execution Services
Trading income, net	$20,745	$14,273	45.3%
Interest and dividends income	7,471	8,109	(7.9)%
Commissions, net and technology services	418,102	347,130	20.4%
Other, net	63,684	1,063	NM
Total revenues from Execution Services	$510,002	$370,575	37.6%

Corporate
Other, net	$6,447	$4,639	39.0%
Total revenues from Corporate	$6,447	$4,639	39.0%

Consolidated
Trading income, net	$1,771,839	$1,278,487	38.6%
Interest and dividends income	364,878	338,287	7.9%
Commissions, net and technology services	459,649	376,333	22.1%
Other, net	65,865	49,557	32.9%
Total revenues	$2,662,231	$2,042,664	30.3%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net, increased $493.3 million, or 38.6%, to $1,771.8 million for the nine months ended September 30, 2025, compared to $1,278.5 million for the nine months ended September 30, 2024. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the nine months ended September 30, 2025 compared to the same period in 2024. Rather than analyzing Trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Commissions, net and technology services, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $26.6 million, or 7.9%, to $364.9 million for the nine months ended September 30, 2025, compared to $338.3 million for the nine months ended September 30, 2024. Fluctuations were primarily attributable to changes in interest income earned on cash collateral posted as part of securities borrowed transactions and securities purchased under the agreements to resell, driven by the movements of interest rates as well as the level of our activities in securities borrowing and reverse repurchase agreements. The increase for the nine months ended September 30, 2025 was primarily driven by an increase in securities borrowing transactions for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $83.3 million, or 22.1%, to $459.6 million for the nine months ended September 30, 2025, compared to $376.3 million for the nine months ended September 30, 2024. This increase was driven by relatively higher client volumes and increasing institutional engagement compared to the same period in 2024. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $16.3 million, or 32.9%, to $65.9 million for the nine months ended September 30, 2025, compared to $49.6 million for the nine months ended September 30, 2024. The income for the nine months ended September 30, 2025 included gains on the sale and deconsolidation of RFQ-hub, partially offset by remeasurement losses on certain digital assets held during the period. The income for the nine months ended September 30, 2024 included gains on settlement fund recoveries in which we were eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $391.9 million, or 34.4%, to $1,531.9 million for the nine months ended September 30, 2025, compared to $1,140.0 million for the nine months ended September 30, 2024. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $2.2 million, or 36.1%, to $8.3 million for the nine months ended September 30, 2025, compared to $6.1 million for the nine months ended September 30, 2024. Taking shortened trading days into consideration for the nine months ended September 30, 2025, the number of trading days was 185.5 days, compared to 188.0 days for the nine months ended September 30, 2024 under the previous trading day convention. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $311.2 million, or 19.4%, to $1,911.5 million for the nine months ended September 30, 2025, compared to $1,600.3 million for the nine months ended September 30, 2024. The increase was primarily driven by increases in Brokerage, exchange, clearance fees and payments for order flow, net, Interest and dividends expense, and Employee compensation and payroll taxes, partially offset by a decrease in Debt issue cost related to debt refinancing, prepayment and commitment fees.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $135.0 million, or 28.9%, to $602.3 million for the nine months ended September 30, 2025, compared to $467.3 million for the nine months ended September 30, 2024. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $6.9 million, or 3.9%, to $184.0 million for the nine months ended September 30, 2025, compared to $177.1 million for the nine months ended September 30, 2024. This increase was primarily attributable to increased connectivity spending on market data, subscription, colocation connectivity, and communication networks maintained by our joint ventures.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $99.0 million, or 31.5%, to $413.2 million for the nine months ended September 30, 2025, compared to $314.2 million for the nine months ended September 30, 2024. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $30.5 million and $30.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest and dividends expense. Interest and dividends expense increased $76.4 million, or 19.8%, to $462.2 million for the nine months ended September 30, 2025, compared to $385.8 million for the nine months ended September 30, 2024. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $3.6 million, or 5.2%, to $72.9 million for the nine months ended September 30, 2025, compared to $69.3 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in professional expense compared to the prior period.

Depreciation and amortization. Depreciation and amortization decreased $1.6 million, or 3.3%, to $47.0 million for the nine months ended September 30, 2025, compared to $48.6 million for the nine months ended September 30, 2024. This decrease was driven primarily by a decrease in depreciation of computer equipment and leased equipment compared to the prior period.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $3.4 million, or 8.8%, to $35.3 million for the nine months ended September 30, 2025, compared to $38.7 million for the nine months ended September 30, 2024. This decrease was primarily attributable to certain intangible assets being fully amortized during 2024.

Termination of office leases. Termination of office leases expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. The expenses for the nine months ended September 30, 2025 included a reduction of $6.5 million in cost related to asset retirement obligations that the Company previously recorded. See Note 17 “Leases” for further details. The expenses related to lease terminations were insignificant for the for the nine months ended September 30, 2024.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $22.8 million, or 82.3%, to $4.9 million for the nine months ended September 30, 2025, compared to $27.7 million for the nine months ended September 30, 2024. The decrease was primarily driven by the acceleration of capitalized debt issue cost and discount on our previous term loan as a result of refinancing during the nine months ended September 30, 2024. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the nine months ended September 30, 2025 and September 30, 2024. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $24.5 million, or 34.4%, to $95.7 million for the nine months ended September 30, 2025, compared to $71.2 million for the nine months ended September 30, 2024. This increase was primarily attributable to the completion of the amortization of the amounts in AOCI related to the interest rate swaps terminated in December 2023 during February 2025, partially offset by the effect from lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $119.1 million and 15.9% for the nine months ended September 30, 2025, compared to a provision for income taxes and effective tax rate of $83.9 million and 19.0% for the nine months ended September 30, 2024.

Liquidity and Capital Resources

General

As of September 30, 2025, we had $707.9 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2025, we had borrowings under our prime brokerage credit facilities of approximately $123.2 million, borrowings under our broker dealer facilities of $125.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $2,068.7 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.1 million to $22.1 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $134.8 million from February 2017 through September 2025. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2025, there was an outstanding principal balance on our broker-dealer facilities of $125.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $123.2 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amends the First Amended Credit Agreement (as amended, “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Original Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the First Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Credit Agreement to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

The current interest rate swap effectively fixes interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

As of September 30, 2025, $1,545.0 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2025.

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

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
Net cash provided by (used in):	2025	2024
Operating activities	$9,002	$207,509
Investing activities	(37,783)	(55,659)
Financing activities	(144,362)	(272,827)
Effect of exchange rate changes on cash and cash equivalents	14,564	3,745
Net increase (decrease) in cash and cash equivalents	$(158,579)	$(117,232)

Operating Activities

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $207.5 million for the nine months ended September 30, 2024. The change in net cash provided by operating activities was primarily attributable to movements in noncash adjustments, partially offset by higher Net income for the nine months ended September 30, 2025 compared to the prior period.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $37.8 million for the nine months ended September 30, 2025, compared with net cash used in investing activities of $55.7 million for the nine months ended September 30, 2024. The decrease in net cash used in investing activities was primarily attributable to proceeds received from sale of RFQ-hub, partially offset by increases in acquisition of property and equipment and other investing activities for the nine months ended September 30, 2025.

Financing Activities

Net cash used in financing activities was $144.4 million for the nine months ended September 30, 2025, compared to Net cash used in financing activities of $272.8 million for the nine months ended September 30, 2024. The cash used in financing activities for the nine months ended September 30, 2025 was primarily attributable to $1,245.0 million of repayment of our previous long-term borrowings, $326.7 million in dividends to stockholders and distributions made to noncontrolling interests, and $188.3 million in purchases of treasury stock, partially offset by $1,545.0 million of net proceeds from long-term borrowings and $86.5 million of net proceeds from short-term borrowings. The cash used in financing activities of $272.8 million during the same period of 2024 primarily reflects $1,727.0 million of repayment of our previous long-term borrowings, $247.9 million net dividends to stockholders and distributions to noncontrolling interests, and $132.9 million purchase of treasury stock, partially offset by $1,741.9 million of net proceeds from long-term borrowings and $129.6 million of net proceeds from short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2025, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of September 30, 2025, the Company has approximately of $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2025, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $3.6 million and $4.0 million of amortization expense for the three months ended September 30, 2025 and 2024, respectively, and $10.8 million and $14.8 million of amortization expense for the nine months ended September 30, 2025 and 2024, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities and listed equity options. The fair value of these financial instruments at September 30, 2025 and December 31, 2024 was $10.9 billion and $7.8 billion, respectively, in long positions and $10.4 billion and $6.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 19.1% and 18.6% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $50.9 million and $38.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the exchange agreement (the “Exchange Agreement”) entered into on April 15, 2015 by and among the Company, Virtu Financial and holders of Virtu Financial Units, Virtu Financial Units (along with the corresponding shares of our Class C Common Stock or Class D Common Stock, as applicable) may be exchanged at any time for shares of our Class A Common Stock or Class B Common Stock, as applicable, on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. During nine months ended September 30, 2025, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 566,924 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Total share repurchases for the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025
Class A Common Stock repurchases	565,294	$43.98	474,587	$302,812,949

August 1, 2025 - August 31, 2025
Class A Common Stock repurchases	135,474	$42.03	—	$302,812,949

September 1, 2025 - September 30, 2025
Class A Common Stock repurchases	5,929	$35.40	—	$302,812,949
Total Common Stock repurchases	706,697	$43.53	474,587	$302,812,949

(1) Includes the repurchase of 232,110 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2025.

On November 6, 2020, the Company announced that the Board of Directors had authorized a new share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company announced that the Board of Directors had authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through September 30, 2025, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of September 30, 2025, the Company has approximately $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three and nine months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on July 28, 2023).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
10.1†*	Separation Agreement, dated as of July 29, 2025, by and between Virtu Financial, Inc. and Douglas A. Cifu.
10.2*
Amendment No. 3, dated September 23, 2025, to the Credit Agreement, dated January 13, 2022 (as amended by Amendment No. 1, dated June 21, 2024 and Amendment No. 2, dated February 19, 2025), among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3†*	Third Amended and Restated Employment Agreement, dated as of September 30, 2025, between Virtu Financial Operating LLC and Aaron Simons.
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

Virtu Financial, Inc.

DATE:	October 30, 2025	By:	/s/ Aaron Simons
Aaron Simons
Chief Executive Officer

DATE:	October 30, 2025	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer