Form 10-K
period 2025-12-31
Virtu Financial, Inc.
filed 2026-02-20
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

Class of Stock	Shares Outstanding as of February 13, 2026
Class A common stock, par value $0.00001 per share	86,602,648
Class C common stock, par value $0.00001 per share	7,970,185
Class D common stock, par value $0.00001 per share	60,091,740
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately 3,542.7 million, based on the closing price of $44.79 per share as reported by NYSE on such date.
 Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement (the “2026 Proxy Statement”) for its 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

•risks associated with investments in our growth strategy which increase our capital expenditures and operating expenses and which may not ultimately yield returns that justify these increases;
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

We primarily conduct our Americas equities business through our SEC registered broker‑dealer, Virtu Americas LLC (“VAL”). We are registered with the Central Bank of Ireland (“CBI”) and the Financial Conduct Authority (“FCA”) in the UK for our European trading, the Canadian Investment Regulatory Organization (“CIRO”) and the Ontario Securities Commission for our Canadian trading, and the Monetary Authority of Singapore (“MAS”), Securities and Futures Commission of Hong Kong (“SFC”), and Australian Securities and Investments Commission (“ASIC”) for our Asia-Pacific (“APAC”) trading. We are registered as a market maker or liquidity provider and/or enter into direct obligations to provide liquidity on nearly every exchange or venue that offers such programs. We engage regularly with regulators around the world on issues affecting electronic trading and other matters that may affect our business and the operation of the financial markets and advocate for increased transparency. In the U.S., we conduct our business from our headquarters in New York City (NY) and our offices in Boston (MA), Austin (TX), Chicago (IL), Short Hills (NJ), Rye Brook (NY), and Palm Beach Gardens (FL). Abroad, we conduct our business through trading centers located in London, Dublin, Paris, Singapore, Hong Kong, Toronto, and Sydney.

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

As a market maker, we commit capital on a principal basis by offering to buy securities from, or sell securities to, broker dealers, banks and institutions. We engage in principal trading in the Market Making segment direct to clients as well as on exchanges, Alternative Trading Systems (“ATSs”) and other market centers. As a complement to electronic market making, our cash trading business handles specialized orders and transacts on the OTC Link ATS operated by OTC Markets Group Inc.

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

Global Equities

We trade over 50,000 listed and over-the-counter (“OTC”) securities including, among others, equity related futures and exchange traded products (“ETPs”), on seventeen U.S. Securities and Exchange Commission (“SEC”) registered exchanges and other market centers around the world, including the New York Stock Exchange (“NYSE”), the Nasdaq Stock Market LLC (“Nasdaq”), NYSE Arca, Cboe BATS, Chicago Stock Exchange, the Members Exchange (“MEMX”), the TSX in Canada, Bovespa in Brazil and BMV in Mexico, as well as other ATSs and more than 150 private liquidity pools.

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

Our Currencies market making, including spot, futures and forwards, comprises our activity in over 50 currency pairs, including deliverable, non-deliverable, fiat, and digital currencies, across dozens of venues and direct to counterparties. We are a leading participant in the major foreign exchange venues, including LSEG, Currenex, Cboe FX, and CME.

Our Commodities market making takes place on the CME, ICE, and Nasdaq Futures in crude oil, natural gas, heating oil, and gasoline futures. We also actively trade precious metals, including gold, silver, platinum and palladium, as well as base metals such as aluminum and copper. We trade over 100 commodity products.

Our Options and Other market making includes our activity on all of the U.S. options exchanges of which we are a member (i.e., Cboe, ISE, and NYSE Arca) and on the U.S. futures exchanges, as well as our activity in cryptocurrencies. Our cryptocurrency market making includes spot, perpetuals, futures, and ETFs and takes place across over 75 venues and exchanges.

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

Clients and Products

We offer agency execution services across multiple asset classes to buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments and sell-side clients including global, national and regional broker dealers and banks in North America, Europe and Asia. In 2025, our Execution Services segment did not have any client that accounted for more than 10% of our total commissions earned.

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

Human Capital Resources

As of February 13, 2026, we had approximately 1,027 employees, located in thirteen countries around the world, all of whom were employed on a full‑time basis and in good standing. The approximate regional representation of our workforce is as follows: 69% Americas, 19% EMEA and 12% APAC. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.

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

Our energy, commodities and currency market making and trading activities are primarily conducted through Virtu Financial Global Markets LLC, and we conduct our digital asset market making and trading activities primarily through our Singapore affiliate, Virtu Financial Singapore Pte. Ltd..

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

Most aspects of our business are subject to regulation under federal, state and foreign laws and regulations, as well as the rules of the various self-regulatory organization (“SROs”) of which our broker-dealer subsidiaries are members. The SEC, FINRA, CFTC, NFA, the U.S. Department of Treasury, U.S. state securities regulators and other state regulators, the European Securities and Markets Authority (“ESMA”) in the European Union, the CBI in Ireland, FCA in the U.K., Banque de France in France, MAS in Singapore, SFC in Hong Kong, ASIC in Australia, CIRO and OSC in Canada, other SROs and other U.S. and foreign governmental regulatory bodies promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets, including, but not limited to, trading practices, order handling, best execution practices, anti‑money laundering and financial crimes, handling of material non‑public information, safeguarding data, compliance with exchange and clearinghouse rules, capital adequacy, customer protection, reporting, record retention, market access and the conduct of officers, employees and other associated persons.

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

The regulatory environment in which we operate is subject to constant change. Our business, financial condition, and operating results may also be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, foreign legislative bodies, state securities regulators, U.S. and foreign governmental regulatory bodies and SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker‑dealers. We cannot predict what effect, if any, future legislative or regulatory changes might have. However, there have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations. Regulators may propose market structure changes particularly considering the continued regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. Additionally, recent developments in law and regulation relating to digital assets and cryptocurrency include the adoption of the Guiding and Establishing National innovation for U.S. Stablecoins Act (the “GENIUS Act”) and the proposal of the Digital Asset Market Clarity Act (the “CLARITY Act”) and the “Responsible Financial Innovation Act of 2025” in the United States, and the adoption of the Markets in Crypto-Assets Regulation (MiCAR)

in the EU. These enacted, pending or potential rule changes in law, rule or regulation, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry, though may also have positive impacts.

The SEC and other SROs have recently enacted and considered rules that may affect our operations and profitability. Specifically, the SEC under the previous administration (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”), which had a previous compliance date commencing in November 2025, and the compliance date for tick size and access fees rule changes have been delayed until November 2026, and the infrastructure rule proposal concerning odd lots has been delayed until May 2026, (ii) adopted amendments to Rule 605 of Regulation NMS, which had a previous compliance date on or about December 15, 2025 but which has now been postponed until August 1, 2026, (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing November 2024 but which was ultimately struck down by the 11th Circuit Court of Appeals, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by the United States District Court.

In June of 2025, under Chair Atkins, the SEC withdrew the following previously pending proposals: (i) Proposed Rule 615 of Regulation NMS (i.e., the Order Competition Rule), (ii) Regulation Best Execution, (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. Further, in September 2025, the FTC took steps to dismiss its appeal of a rule it previously announced a final rule banning most non-compete clauses in employer-employee contracts.

The Dodd‑Frank Act, which has been implemented through extensive rulemaking by the SEC, the CFTC, and other governmental agencies, includes the “Volcker Rule,” which significantly limits the ability of banks and their affiliates to engage in proprietary trading, and Title VII, which provides a framework for the regulation of the swap markets. Two of our subsidiaries are registered with the CFTC as floor traders, and are exempt from registration as swap dealers based on their current activity. Registration as a swap dealer would subject one or both of our subsidiaries to various requirements, including those related to capital, conduct, and reporting.

We have foreign subsidiaries and plan to continue to expand our international presence. The market making and execution services industry in many foreign countries is heavily regulated, much like in the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. MiFID II represented significant change in the operation of European capital markets and became effective on January 3, 2018. MiFID II introduced requirements for increased pre- and post-trade transparency, technological and organizational requirements for firms deploying algorithmic trading techniques, restrictions on dark trading, and the roll out of a new bi-lateral OTC equity trading regime called the Systematic Internaliser regime. MiFID II contains detailed rules as to the types of platform upon which European equities trading can be conducted, including Regulated Markets, MTFs, Organized Trading Facilities, Systematic Internalisers or equivalent third-country venues. MiFID II also requires market makers, such as VFIL, to post firm quotes at competitive prices and contains supplemental requirements with regards to investment firms’ pre-trade risk controls relating to the safe operation of electronic systems. MiFID II also imposed additional requirements on trading platforms, such as additional technological requirements, clock synchronization, microsecond processing granularity, pre-trade risk controls, transaction reporting requirements and limits on the ratio of unexecuted orders to trades. The MiFID II regime has been under review, with European Union authorities making further changes to the regime. On February 28, 2024, Directive (EU) 2024/790 amending MiFID II (the “MiFID Amending Directive”) and Regulation (EU) 2024/791 amending Regulation (EU) No 600/2014 (also known as “MiFIR”) (the “MiFIR Amending Regulation”) as regards enhancing data transparency, removing obstacles to the emergence of consolidated tapes, optimizing the trading obligations and prohibiting receiving payment for order flow were each adopted. The two acts entered into force on March 28, 2024, with the MiFIR Amending Regulation applying from that date, and the MiFID Amending Directive requiring adoption by Member States by September 29, 2025. These changes at the ‘Level 1’ legislative level include a substantial number of ‘Level 2’ measures, including by means of regulatory technical standards and implementing technical standards, several of which remain outstanding.

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

Corporate History

We and our predecessors have been in the electronic trading and market making business for more than 20 years. We conduct our business through Virtu Financial LLC (“Virtu Financial”) and its subsidiaries. We completed our initial public offering (“IPO”) in April 2015, after which shares of our Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) began trading on Nasdaq under the ticker symbol “VIRT.” In 2025, we transferred the listing of the Class A Common Stock from Nasdaq to NYSE.

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

As a result of the completion of the IPO, the Reorganization Transactions, the July 2017 Private Placement (as defined below), and certain other secondary offerings and permitted exchanges by current and former employees of Virtu Financial Units for shares of the Company’s Class A Common Stock, the Company holds an approximately 57.2% interest in Virtu Financial at December 31, 2025. The remaining issued and outstanding Virtu Financial Units are held by an affiliate of Mr. Vincent Viola (the “Founder Post-IPO Member”), two entities whose equity holders include certain current and former members of the management of Virtu Financial, and certain other current and former members of management of Virtu Financial (collectively, the “Virtu Post-IPO Members”). The Founder Post-IPO Member controls approximately 87.1% of the combined voting power of our outstanding common stock as of December 31, 2025. As a result, the Founder Post-IPO Member controls any actions requiring the general approval of our stockholders, including the election of our Board of Directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. The Founder Post-IPO Member is controlled by family members of Mr. Viola, our Founder and Chairman Emeritus.

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

Available Information

Our website address is www.virtu.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as possible after we electronically file them with, or furnish them to, the SEC. The reports and the other documents that we file with the SEC are also available on the SEC’s website at www.sec.gov.

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
•We are pursuing a growth strategy which involves increased investment in employee-related expenses and technical infrastructure, and our ability to realize benefits from these investments is uncertain.
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

Organization and Structure

•We are a holding company and our principal asset is our 57.2% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.
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
•We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.
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

Our competitors include other registered market makers, as well as unregulated or lesser‑regulated trading and technology firms that also compete to provide liquidity and execution services. Our competitors range from sole proprietors with very limited resources to highly sophisticated groups, hedge funds, well‑capitalized broker‑dealers and proprietary trading firms or other market makers that have substantially greater financial and other resources than we do. These larger and better capitalized competitors may be better able to respond to changes in the market making industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth, to finance capital projects including but not limited to infrastructure projects relating to artificial intelligence and machine learning that could alter competitive dynamics, to manage costs and expenses and to compete for market share generally. Trading firms that are not registered as broker‑dealers or broker‑dealers not registered as market makers may in some instances have certain advantages over more regulated firms, including our subsidiaries that may allow them to bypass regulatory restrictions and trade more cheaply than more regulated participants on some markets or exchanges. In addition, we may in the future face enhanced competition from new market participants that may also have substantially greater financial and other resources than we do, which may result in compressed bid/ask spreads in the marketplace that may negatively impact our financial performance. Moreover, current and potential competitors may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. The trend toward increased competition in our business is expected to continue, and it is possible that our competitors may acquire increased market share. Increased competition or consolidation in the marketplace could reduce the bid/ask spreads on which our business and profitability depend, and may also reduce commissions paid by institutional clients for execution services, negatively impacting our financial performance. As a result, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our market making business is concentrated in U.S. equities; accordingly, our operating results may be negatively impacted by changes that affect the U.S. equity markets.

The majority of our market making revenue for 2025 was derived from our market making in U.S. equities. The level of activity in the U.S. equity markets is directly affected by factors beyond our control, including U.S. economic and political conditions, broad trends in business and finance, legislative and regulatory changes and changes in volume and price levels of U.S. equity transactions. As a result, to the extent these or other factors reduce trading volume or volatility or result in a downturn in the U.S. equity markets, we may experience a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2025, we had an aggregate of $2,067.3 million outstanding indebtedness under our long-term borrowings. In 2022, we incurred $1.8 billion of term loans under the Credit Agreement (as defined below) in connection with a refinancing transaction entered into on January 13, 2022, which was subsequently amended to $1.2 billion on June 21, 2024 and to $1.5 billion on September 23, 2025. In 2024, we also incurred $0.5 billion of senior secured first lien notes. See Note 9

“Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

The Credit Agreement also provides for a revolving credit facility which allows us to borrow on a revolving basis, subject to maximum borrowing limit of $250.0 million, which was subsequently amended to $300.0 million, under which we had no borrowing outstanding as of December 31, 2025. Additionally, we are party to an uncommitted facility (the “Uncommitted Facility”), subject to a maximum borrowing limit of $400.0 million, under which we had no borrowings outstanding as of December 31, 2025. We are also a party to a $650.0 million broker-dealer revolving credit facility (the “Committed Facility”) under which we had no borrowings outstanding as of December 31, 2025. Also, certain of our non-guarantor subsidiaries are party to various short-term credit facilities with various prime brokers and other financial institutions in an aggregate amount of $645.6 million under which we had $203.8 million in borrowings outstanding at December 31, 2025.

    The credit agreement entered into on January 13, 2022 by and among VFH, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and subsequently amended on June 21, 2024, February 19, 2025, and September 23, 2025 (the “Credit Agreement”), and any other existing or future indebtedness of ours may contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

We are pursuing a growth strategy which involves increased investment in employee related expenses and technical infrastructure, and our ability to realize benefits from these investments is uncertain.

We are making, and intend to continue making, significant investments to pursue growth opportunities across our business. These investments include increases in headcount and other employee-related expenditures, as well as technology and infrastructure investments. These investments are expected to increase our capital expenditures and our operating expenses. The anticipated benefits from these investments are uncertain and may not be realized for an extended period of time, if at all. To the extent these investments do not yield the anticipated benefits or do not yield such benefits on our anticipated timeline, this could materially adversely affect our business, financial condition, results of operations, all of which may negatively impact our stock price. Additionally, if we determine that these investments are impaired or that our strategy should change, we may need to recognize significant charges or write-downs, restructure our operations, or reduce our workforce, any of which could harm our business and reputation.

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

Further, because of its unique electronic exposure, there may be heightened risk of fraud, theft, cyberattacks and other forms of risk in the digital asset space. While the Company employs a variety of controls to mitigate risk of loss and theft in the cryptocurrency positions we maintain, it is possible, for example, for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for our cryptocurrency exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss, we could lose customers and clients as a result of reputational damage, and we may face regulatory or legal consequences. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

Legal, regulatory and market standards around market conduct, transparency, custody, segregation of client assets, clearing and settlement for these assets, including when traded in spot, ETP/ETF, or other form, are all evolving or unsettled, which can increase risks for us and other market participants. The implementation of the GENIUS Act in the United States and MiCAR in the EU, as well as the adoption of other crypto focused legislation in the United States or other jurisdictions, and other potential new rules or regulations or the application of existing rules or regulations related to cryptocurrency and digital assets could also increase the costs and risks associated with participating in these markets.

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

Our performance is substantially dependent on the performance of our senior management, including Aaron Simons, our Chief Executive Officer, Joseph Molluso, our Co-President and Co-Chief Operating Officer, Brett Fairclough, our Co-President and Co-Chief Operating Officer, Cindy Lee, our Chief Financial Officer and Stephen Cavoli, our Executive Vice President, Global Head of Execution Services. In connection with and subsequent to the IPO, we have entered into employment and other related agreements with certain members of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy and have a negative impact on our revenues, in addition to potentially causing employee morale problems and/or the loss of key employees.

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

In addition, the financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, MiFID, which was implemented in November 2007, has been replaced by MiFID II/MiFIR, which was adopted by the European Parliament on April 15, 2014 and by the Council on May 13, 2014, entered into force on July 2, 2014, and became effective on January 3, 2018. MiFID II requires certain types of firms, including VFIL, to post firm quotes at competitive prices and supplements previous requirements with regard to investment firms’ risk controls related to the safe operation of electronic systems. MiFID II also imposed additional requirements on market structure, such as the introduction of a harmonized tick size regime, the introduction of trading venues known as Organized Trading Facilities, and the promulgation of a bilateral trading arrangement called the Systematic Internaliser regime, new open access provisions, market making requirements and various other pre‑ and post‑trade risk management requirements. The MiFID II regime has been under review, with European Union authorities making further changes to the regime. On February 28, 2024, the MiFID Amending Directive (Directive (EU) 2024/790) and the MiFIR Amending Regulation (Regulation (EU) 2024/791) were each adopted. The two acts entered into force on March 28, 2024, with the MiFIR Amending Regulation applying from that date, and the MiFID Amending Directive requiring adoption by Member States by September 29, 2025. These changes at the ‘Level 1’ legislative level include a substantial number of ‘Level 2’ measures, including by means of regulatory technical standards and implementing technical standards, several of which remain outstanding. Each of these and other proposals may impose technological and compliance costs on us. Any of these laws, rules or regulations, as well as changes in legislation or regulation and changes in market customs and practices could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks may be enhanced by recent scrutiny of electronic trading and market structure from regulators, lawmakers and the financial news media.

In addition, we maintain borrowing facilities with banks, prime brokers and Futures Commission Merchants (“FCMs”), and we obtain uncommitted margin financing from our prime brokers and FCMs, which are in many cases affiliated with banks. In response to the 2008 financial crisis, the Basel Committee on Banking Supervision issued a new, more stringent capital and liquidity framework known as Basel III, which national banking regulators have been implementing in the various jurisdictions in which our lenders may be incorporated. In the E.U., on December 24, 2019, a Regulation on the prudential requirements for Investment Firms (“IFR”) and a Directive on the prudential supervision of Investments Firms (“IFD”) entered into force. The IFR and IFD introduced new prudential requirements for investment firms, classifying them into different categories depending on the Company’s balance-sheet size and types of activity. The main provisions of the IFR and IFD were applicable from the end of June 2021. Article 60 of the IFR and Article 66 of the IFD mandate that the European Commission submit a report to the Council and the Parliament regarding multiple aspects of the IFR and IFD, which may include a legislative proposal to amend the prudential framework applicable to investment firms. On October 15, 2025, in response to the European Commission’s Call for Advice on the IFR and IFD, the European Banking Authority (“EBA”) and ESMA issued their technical advice proposing certain changes. Developments in prudential rules could in certain cases lead to more stringent capital and liquidity requirements, which could also result in certain of our lenders revising the terms of our borrowing facilities or margin financing arrangements, reducing the amount of financing they provide, or ceasing to provide us financing, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pending, proposed and other potential changes in laws and rules may adversely impact our business.

Certain market participants, SROs, government officials and regulators have requested that the U.S. Congress, the SEC, and the CFTC propose and adopt additional laws and rules, including rules relating to payment for order flow, off-exchange trading, additional registration requirements, restrictions on co‑location, order‑to‑execution ratios, minimum quote life for orders, incremental messaging fees to be imposed by exchanges for “excessive” order placements and/or cancellations, further transaction taxes, tick sizes, changes to maker/taker rebates programs, and other market structure proposals. For example, the prior SEC administration proposed several rule changes focused on equity market structure reform, some of which have been adopted. Specifically, the SEC under the previous administration (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”) which had a compliance date commencing in November 2025 which has now been postponed to November 2026, (ii) adopted amendments to Rule 605 of Regulation NMS, which had an initial compliance date on or about December 15, 2025 that has now been postponed until August 1, 2026 , (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provides for fee collection commencing November 2024 but was vacated by the 11th Circuit Court of Appeals in July 2025, and (iv) adopted rules to amend the definitions of “dealer” and “government securities dealer” within the Exchange Act, which would have broadened the scope of these registrant categories, though this rule was recently vacated by the United States District Court. Regulators may propose other market structure changes, particularly considering the continued

regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms, including but not limited to payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, ATSs and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds.

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

On September 28, 2011, the former president of the European Commission officially presented a plan to create a new financial transactions tax which in February 2013 was formally presented for consideration by the European Commission under an enhanced cooperation procedure among 11 European Union Member States (Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia) for the purposes of a financial transaction tax among those Member States (the “EU Financial Transaction Tax”). The EU Financial Transaction Tax was initially intended to be implemented within those 11 European Union Member States in January 2014. In 2016, Estonia, one of the original members, withdrew its support for the proposal. As of December 31, 2025, such tax has not yet been implemented. On October 15, 2020, the Spanish Government published Law 5/2020 on the Spanish Financial Transaction Tax (“Spanish FTT”). The Spanish FTT constitutes a tax to be applied to acquisitions of equity shares in Spanish companies having a market capitalization greater than EUR1bn (as of 1st December the previous year), that are admitted to trading on a Spanish market or a market based in another E.U. member state. The Spanish FTT was applied to transactions from trade date of January 14, 2020, although it does contain certain exemptions, including in relation to market making activity.

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

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our 57.2% of equity interest in Virtu Financial, and we are accordingly dependent upon distributions from Virtu Financial to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 57.2% of the Virtu Financial Units as of December 31, 2025. We have no independent means of generating revenue. As the sole managing member of Virtu Financial, we cause Virtu Financial to make distributions to its equity holders, including the Founder Post-IPO Member, Virtu Employee Holdco, certain current and former members of management of the Company and their affiliates (the “Management Members”) and us, in amounts sufficient to fund dividends to our stockholders in accordance with our dividend policy and, as further described below, to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreements we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause Virtu Financial to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our Credit Agreement governing our $1,545.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans due 2031 (“First Lien Term B-2 Loan Facility”). In addition, certain laws and regulations may result in restrictions on Virtu Financial’s ability to make distributions to its equity holders (including us), or the ability of its subsidiaries to make distributions to it. These include:

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

The Founder Post‑IPO Member controls approximately 87.1% of the combined voting power of our common stock as a result of its ownership of our Class C and Class D Common Stock, each share of which is entitled to 1 vote and 10 votes, respectively, on all matters submitted to a vote of our stockholders.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” does not apply against the Founder Post-IPO Member, Mr. Viola, any of our non‑employee directors or any of their respective affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our clients or customers. The Amended and Restated Virtu Financial LLC Agreement provides that Mr. Viola, in addition to our executive officers and our employees that are Virtu Post-IPO Members, including Mr. Simons, may not directly or indirectly engage in certain competitive activities until the third anniversary of the date on which such person ceases to be an officer, director or employee of ours. Our non‑employee directors are not subject to any such restriction. To the extent that the Founder Post-IPO Member, Mr. Viola, our non‑employee directors or any of their respective affiliates invests in other businesses, they may have differing interests than our other stockholders.

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

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

The Founder Post‑IPO Member controls more than 50% of our combined voting power. As a result, we are considered a “controlled company” for purposes of the NYSE rules and corporate governance standards, and therefore we are permitted and may elect not to or may have elected not to, comply with certain NYSE corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish a Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the Board of Directors by the independent members of the Board of Directors. Accordingly, holders of our Class A Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules and corporate governance standards, and the ability of our independent directors to influence our business policies and affairs may be reduced.

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

The payments we are required to make under the tax receivable agreements, which represent 85% of the amount of actual cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, could be substantial. We expect that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of Virtu Financial, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefits described above, future payments to the Virtu Post‑IPO Members and the Investor Post‑IPO Stockholders in respect of the purchases, the exchanges and the Mergers in connection with the IPO, the purchases and exchanges completed in connection with our subsequent public offerings, the Secondary Offerings, and exchanges by employees and other Virtu Post-IPO Members will range from approximately $0.3 million to $22.5 million per year over the next 15 years. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon the Virtu Post‑IPO Members’ or the Investor Post‑IPO Stockholders’ continued ownership of us.

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

As of December 31, 2025, we had 84,919,931 shares of Class A Common Stock outstanding and 5,876,036 shares of Class A Common Stock issuable pursuant to the Second Amended and Restated 2015 Management Incentive Plan (as defined below) upon the vesting of granted but unvested restricted stock units, excluding shares of Class A Common Stock issuable pursuant to the Second Amended and Restated 2015 Management Incentive Plan but not yet granted, and 68,061,925 shares of Class A Common Stock issuable upon potential exchanges and/or conversions. Of these shares, 79,041,198 shares sold in the IPO and the Secondary Offerings are freely tradable without further restriction under the Securities Act. The remaining balance of 79,816,694 shares of Class A Common Stock outstanding as of December 31, 2025 (including shares issuable upon exchange and/or conversion, or vesting) are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these 79,816,694 shares of our Class A Common Stock, including shares issuable upon exchange, conversion or vesting as described above, are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A Common Stock.

We have filed registration statements under the Securities Act registering an aggregate of 33,500,000 shares of our Class A Common Stock reserved for issuance under our Second Amended and Restated 2015 Management Incentive Plan, 7,625,526 of which are issuable, and we entered into the Registration Rights Agreement (as defined below) pursuant to which we granted demand and piggyback registration rights to the Founder Post-IPO Member, Temasek, another former stockholder, and piggyback registration rights to certain of the other Virtu Post-IPO Members.

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

General Risks Factors

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

As a public company, we incur significant levels of legal, accounting and other expenses. Sarbanes-Oxley and related rules of the SEC, together with the listing requirements of NYSE, impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. We have incurred costs as a result of compliance with these public company requirements, and we may need to hire additional qualified personnel in order to continue to satisfy these public company requirements. We are required to expend considerable time and resources complying with public company regulations. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Virtu has established a Global Security team that, together with the Company’s Chief Information Security Officer (“CISO”), is responsible for the strategic planning, execution, and enforcement of security initiatives and policies for the Company’s business units (the “Security Program”). The CISO reports directly to the Chief Executive Officer, and together with the Global Security team, possesses significant experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Specifically, the CISO holds a degree in computer engineering and possesses over 25 years of relevant technical experience, having held roles of increasing seniority across development, infrastructure, IT and cybersecurity functions at the Company, a predecessor, and other organizations. As part of its Security Program, the Company has developed policies and procedures governing cybersecurity (the “Cybersecurity Program”).

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 16 “Commitments, Contingencies and Guarantees” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class A Common Stock trade on NYSE under the ticker symbol “VIRT.” There is no established public trading market for Class B Common Stock, Class C Common Stock or Class D Common Stock.

Holders

Based on information made available to us by the transfer agent, as of February 13, 2026, there are forty-four stockholders of record of our Class A Common Stock, one of which was Cede & Co., a nominee for The Depository Trust Company, zero stockholders of record of our Class B Common Stock, six stockholders of record of our Class C Common Stock and one stockholder of record of our Class D Common Stock. All of our Class A Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our Class A Common Stock are “street name” or beneficial holders, whose shares of Class A Common Stock are held of record by banks, brokers and other financial institutions. Because such shares of Class A Common Stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividend and Capital Return Policy

Our Board of Directors has adopted a policy of returning excess cash to our stockholders. The Board of Directors declared and we paid quarterly cash dividends of $0.24 during the years ended December 31, 2025, 2024, and 2023. The Company intends to continue paying regular quarterly dividends to holders of our Class A Common Stock and Class B Common Stock and to holders of RSUs and RSAs (each as defined below); however, the payment of dividends will be subject to general economic and business conditions, including the Company’s financial condition, results of operations and cash flows, capital requirements, contractual restrictions, including restrictions contained in our Credit Agreement, regulatory restrictions, business prospects and other factors that the Company’s Board of Directors considers relevant. The terms of the Credit Agreement contain a number of covenants, including a restriction on our and our restricted subsidiaries’ ability to pay dividends on, or make distributions in respect of, our equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Borrowings.”

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

The stock performance graph below compares the performance of an investment in our Class A Common Stock, from December 31, 2020 through December 31, 2025, with the S&P 500 Index and the NYSE Arca Securities Broker/Dealer Index. The graph assumes $100 was invested in our Class A Common Stock, the S&P 500 Index and the NYSE Arca Securities

Broker/Dealer Index. It assumes that dividends were reinvested on the date of payment without payment of any commissions or consideration of income taxes.

300
250
200
150
100
50
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/30/2022
6/30/2023
12/29/2023
6/28/2024
12/30/2024
6/30/2025
12/31/2025
Virtu Financial, Inc.
S&P 500 Index
NYSE ARCA Securities Broker/Dealer Index

Index	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/30/2022	6/30/2023	12/29/2023	6/28/2024	12/30/2024	06/30/2025	12/31/2025
Virtu Financial Inc.	100.00	107.81	114.54	91.04	81.09	66.15	80.49	87.92	142.79	175.76	132.38
S&P 500	100.00	114.41	126.89	100.78	102.22	118.49	126.99	145.38	157.26	165.20	182.25
NYSE Arca Securities Broker/Dealer	100.00	124.24	128.94	100.98	118.95	124.92	147.59	167.24	213.95	262.98	271.54

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

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program to $170 million. On May 4, 2021 the Company’s Board of directors authorized the expansion of the program, increasing the total authorized to $470 million and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized the expansion of the program by an additional $750 million to $1,220 million total and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through

April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. There are no assurances that any further repurchases will actually occur. From the inception of the program through December 31, 2025, the Company has repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. The Company has approximately $302.8 million of remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.
The following table contains information about the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025
Class A Common Stock repurchases	—	$—	—	$302,812,949

November 1, 2025 - November 30, 2025
Class A Common Stock repurchases	—	—	—	302,812,949

December 1, 2025 - December 31, 2025
Class A Common Stock repurchases	13,838	33.97	—	302,812,949

Total Common Stock repurchases	13,838	$33.97	—	$302,812,949
(1) Includes the repurchase of 13,838 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended December 31, 2025
During the year ended December 31, 2025, pursuant to the Exchange Agreement, certain current and former employees elected to exchange 566,924 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. The shares of our Class A Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Equity Compensation Plan Information

The following table provides information about shares of common stock available for future awards under all of the Company’s equity compensation plans as of December 31, 2025:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	Second Amended and Restated 2015 Management Incentive Plan	—	$—	7,625,526
Total		—	$—	7,625,526

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the years ended December 31, 2025 and 2024 should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025, which are included in Item 8 of this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

For discussion around our results of operations for the year ended December 31, 2024 and for a comparison of our results of operations for the year ended December 31, 2024 and year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.

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
•risks associated with investments in our growth strategy which increase our capital expenditures and operating expenses and which may not ultimately yield returns that justify these increases;
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

Basis of Preparation

Our Consolidated Financial Statements for the years ended December 31, 2025 and 2024 reflect our operations and those of our consolidated subsidiaries.

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

Market Making

We leverage cutting edge technology to provide competitive and deep liquidity that helps to create more efficient markets around the world. As a market maker and liquidity provider, we stand ready, at any time, to buy or sell a broad range of securities and other financial instruments, and we generate profits by buying and selling large volumes of securities and other financial instruments and earning small bid/ask spreads. Our market structure expertise, broad diversification, and scalable execution technology enable us to provide competitive bids and offers in over 50,000 securities and other financial instruments, on over 150 venues worldwide. We use the latest technology to create and deliver liquidity to the global markets and automate our market making, risk controls, and post-trade processes. As a market maker, we interact directly with hundreds of retail brokers, Registered Investment Advisors, private client networks, sell-side brokers, and buy-side institutions.

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the First Amended Credit Agreement (as amended, the “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Original Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the First Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Credit Agreement to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

The interest rate swap effectively fixed interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through December 31, 2025, options to purchase 1,646,500 shares in the aggregate were forfeited and 7,581,500 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the years ended December 31, 2025, 2024, and 2023:

(in thousands)	Years Ended December 31,
Market Making	2025	2024	2023
Total revenue	$2,949,221	$2,374,096	$1,843,523
Total operating expenses	2,058,627	1,783,044	1,527,921
Income (loss) before income taxes and noncontrolling interest	890,594	591,052	315,602
Execution Services
Total revenue	668,192	507,230	446,542
Total operating expenses	477,630	445,470	436,102
Income (loss) before income taxes and noncontrolling interest	190,562	61,760	10,440
Corporate
Total revenue	14,705	(4,377)	3,308
Total operating expenses	1,532	3,465	4,219
Income (loss) before income taxes and noncontrolling interest	13,173	(7,842)	(911)
Consolidated
Total revenue	3,632,118	2,876,949	2,293,373
Total operating expenses	2,537,789	2,231,979	1,968,242
Income (loss) before income taxes and noncontrolling interest	$1,094,329	$644,970	$325,131

The following table shows our results of operations for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Revenues:
Trading income, net	$2,436,707	$1,822,437	$1,301,344
Interest and dividends income	508,817	462,070	462,566
Commissions, net and technology services	617,025	516,783	455,598
Other, net	69,569	75,659	73,865
Total revenue	3,632,118	2,876,949	2,293,373

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	769,774	674,426	508,358
Communication and data processing	249,207	236,446	230,760
Employee compensation and payroll taxes	528,085	434,823	394,039
Interest and dividends expense	647,448	529,177	500,467
Operations and administrative	97,922	97,002	98,972
Depreciation and amortization	64,420	65,816	63,306
Amortization of purchased intangibles and acquired capitalized software	47,132	50,471	63,960
Termination of office leases	(5,982)	16,224	455
Debt issue cost related to debt refinancing, prepayment and commitment fees	6,510	29,479	8,317
Transaction advisory fees and expenses	414	313	314
Financing interest expense on long-term borrowings	132,859	97,802	99,294
Total operating expenses	2,537,789	2,231,979	1,968,242
Income before income taxes and noncontrolling interest	1,094,329	644,970	325,131
Provision for income taxes	182,065	110,435	61,210
Net income	$912,264	$534,535	$263,921

Selected Operating Margins
GAAP Net income Margin (1)	25.1%	18.6%	11.5%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2025	2024	2023
Net income	$912,264	$534,535	$263,921
Noncontrolling interest	(443,903)	(258,120)	(121,885)

Net income available for common stockholders	$468,361	$276,415	$142,036

Earnings per share
Basic	$5.14	$2.98	$1.42
Diluted	$5.13	$2.97	$1.42

Weighted average common shares outstanding
Basic	85,216,028	87,482,162	94,076,165
Diluted	85,318,436	87,821,576	94,076,165
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 67% and 63% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

Interest and dividends income. Our market making activities require us to hold securities on a regular basis, and we generate revenues in the form of interest and dividends income from these securities. Interest is also earned on securities borrowed from other market participants pursuant to collateralized financing arrangements and on cash held by brokers. Dividends income arises from holding market making positions over dates on which dividends and capital gain distributions are paid to shareholders of record.

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

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each taxing jurisdiction in which we operate. In performing this assessment with respect to each jurisdiction, we review all available evidence, including actual and expected future earnings, capital gains, and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. See Note 15 “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

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

The following table reconciles the Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$2,436,707	$1,822,437	$1,301,344
Interest and dividends income	508,817	462,070	462,566
Commissions, net and technology services	617,025	516,783	455,598
Brokerage, exchange, clearance fees and payments for order flow, net	(769,774)	(674,426)	(508,358)
Interest and dividends expense	(647,448)	(529,177)	(500,467)
Adjusted Net Trading Income	$2,145,327	$1,597,687	$1,210,683

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$912,264	$534,535	$263,921
Financing interest expense on long-term borrowings	132,859	97,802	99,294
Debt issue cost related to debt refinancing, prepayment, and commitment fees	6,510	29,479	8,317
Depreciation and amortization	64,420	65,816	63,306
Amortization of purchased intangibles and acquired capitalized software	47,132	50,471	63,960
Provision for income taxes	182,065	110,435	61,210
EBITDA	$1,345,250	$888,538	$560,008
Severance	29,028	7,930	8,793
Transaction advisory fees and expenses	414	313	314
Termination of office leases	(5,982)	16,224	455
Gain on sale of RFQ-hub	(66,988)	—	—
Other	(2,902)	(69,795)	(65,536)
Share based compensation	100,403	75,475	63,933
Adjusted EBITDA	$1,399,223	$918,685	$567,967

Selected Operating Margins
GAAP Net income Margin (1)	25.1%	18.6%	11.5%
Non-GAAP Net income Margin (2)	42.5%	33.5%	21.8%
EBITDA Margin (3)	62.7%	55.6%	46.3%
Adjusted EBITDA Margin (4)	65.2%	57.5%	46.9%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$912,264	$534,535	$263,921
Provision for income taxes	182,065	110,435	61,210
Income before income taxes	1,094,329	644,970	325,131

Amortization of purchased intangibles and acquired capitalized software	47,132	50,471	63,960
Debt issue cost related to debt refinancing, prepayment, and commitment fees	6,510	29,479	8,317
Severance	29,028	7,930	8,793
Transaction advisory fees and expenses	414	313	314
Termination of office leases	(5,982)	16,224	455
Gain on sale of RFQ-hub	(66,988)	—	—
Other	(2,902)	(69,795)	(65,536)
Share based compensation	100,403	75,475	63,933
Normalized Adjusted Net Income before income taxes	1,201,944	755,067	405,367
Normalized provision for income taxes (1)	288,466	181,217	97,286
Normalized Adjusted Net Income	$913,478	$573,850	$308,081

Weighted Average Adjusted shares outstanding (2)	159,479,643	161,845,371	167,782,513

Basic earnings per share	$5.14	$2.98	$1.42
Normalized Adjusted EPS	$5.73	$3.55	$1.84

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Second Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the years ended December 31, 2025, 2024, and 2023.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,408,042	$28,665	$—	$2,436,707
Commissions, net and technology services	50,949	566,076	—	617,025
Interest and dividends income	499,047	9,770	—	508,817
Brokerage, exchange, clearance fees and payments for order flow, net	(650,150)	(119,624)	—	(769,774)
Interest and dividends expense	(641,584)	(5,864)	—	(647,448)
Adjusted Net Trading Income	$1,666,304	$479,023	$—	$2,145,327

	Year Ended December 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,798,942	$23,495	$—	$1,822,437
Commissions, net and technology services	42,376	474,407	—	516,783
Interest and dividends income	451,329	10,741	—	462,070
Brokerage, exchange, clearance fees and payments for order flow, net	(573,382)	(101,044)	—	(674,426)
Interest and dividends expense	(524,158)	(5,019)	—	(529,177)
Adjusted Net Trading Income	$1,195,107	$402,580	$—	$1,597,687

	Year Ended December 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,283,680	$17,664	$—	$1,301,344
Commissions, net and technology services	29,571	426,027	—	455,598
Interest and dividends income	451,859	10,707	—	462,566
Brokerage, exchange, clearance fees and payments for order flow, net	(420,608)	(87,750)	—	(508,358)
Interest and dividends expense	(497,895)	(2,572)	—	(500,467)
Adjusted Net Trading Income	$846,607	$364,076	$—	$1,210,683

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the years ended December 31, 2025, 2024, and 2023:

(in thousands, except %)	2025			2024			2023
Adjusted Net Trading Income by Segment:	Total	Average Daily (1)	%	Total	Average Daily (1)	%	Total	Average Daily	%

Market Making	$1,666,304	$6,705	77.7%	$1,195,107	$4,771	74.8%	$846,607	$3,386	69.9%

Execution Services	479,023	1,928	22.3%	402,580	1,607	25.2%	364,076	1,456	30.1%

Corporate	—	—	—%	—	—	—%	—	—	—%

Adjusted Net Trading Income	$2,145,327	$8,633	100.0%	$1,597,687	$6,378	100.0%	$1,210,683	$4,842	100.0%

(1) Effective fourth quarter 2024, we began counting days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days. Prior periods have not been restated as the impact of the change is immaterial in relation to our average daily Adjusted Net Trading Income.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total Revenues

Our total revenues increased $755.2 million, or 26.3%, to $3,632.1 million for the year ended December 31, 2025, compared to $2,876.9 million for the year ended December 31, 2024. This increase was primarily attributable to an increase of $614.3 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $100.2 million in Commissions, net and technology services driven by strengthened institutional engagement during the year ended December 31, 2025 compared to the same period in 2024.

The following table shows the total revenues by segment for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
(in thousands, except for percentage)	2025	2024	% Change
Market Making
Trading income, net	$2,408,042	$1,798,942	33.9%
Interest and dividends income	499,047	451,329	10.6%
Commissions, net and technology services	50,949	42,376	20.2%
Other, net	(8,817)	81,449	NM
Total revenues from Market Making	$2,949,221	$2,374,096	24.2%

Execution Services
Trading income, net	$28,665	$23,495	22.0%
Interest and dividends income	9,770	10,741	(9.0)%
Commissions, net and technology services	566,076	474,407	19.3%
Other, net	63,681	(1,413)	NM
Total revenues from Execution Services	$668,192	$507,230	31.7%

Corporate
Other, net	$14,705	$(4,377)	NM
Total revenues from Corporate	$14,705	$(4,377)	NM

Consolidated
Trading income, net	$2,436,707	$1,822,437	33.7%
Interest and dividends income	508,817	462,070	10.1%
Commissions, net and technology services	617,025	516,783	19.4%
Other, net	69,569	75,659	(8.0)%
Total revenues	$3,632,118	$2,876,949	26.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $614.3 million, or 33.7%, to $2,436.7 million for the year ended December 31, 2025, compared to $1,822.4 million for the year ended December 31, 2024. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the year ended December 31, 2025 compared to the same period in 2024. Rather than analyzing Trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Commissions, net and technology services, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $46.7 million, or 10.1%, to $508.8 million for the year ended December 31, 2025, compared to $462.1 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was primarily driven by higher interest income from increased securities borrowing transactions and higher dividends earned on market making trading assets held over periods when dividends are paid, compared to the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $100.2 million, or 19.4%, to $617.0 million for the year ended December 31, 2025, compared to $516.8 million for the year ended December 31, 2024. This increase was driven by relatively higher client volumes and increasing institutional engagement compared to the same period in 2024. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $6.1 million, or 8.1%, to $69.6 million for the year ended December 31, 2025, compared to $75.7 million for the year ended December 31, 2024. The income for the year ended December 31, 2025 included gains on the sale and deconsolidation of RFQ-hub, partially offset by remeasurement losses on certain digital assets held during the period. The income for the year ended December 31, 2024 included gains on settlement fund recoveries in which we were eligible to participate based on our transactions in the applicable products.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $547.6 million, or 34.3%, to $2,145.3 million for the year ended December 31, 2025, compared to $1,597.7 million for the year ended December 31, 2024. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $2.2 million, or 34.4%, to $8.6 million for the year ended December 31, 2025, compared to $6.4 million for the year ended December 31, 2024. Taking shortened trading days into consideration starting in the fourth quarter of 2024, for the year ended December 31, 2025, the number of trading days was 248.5 days, compared to 250.5 days for the year ended December 31, 2024. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $305.8 million, or 13.7%, to $2,537.8 million for the year ended December 31, 2025, compared to $2,232.0 million for the year ended December 31, 2024. The increase was primarily driven by increases in Brokerage, exchange, clearance fees and payments for order flow, net, Interest and dividends expense, and Employee compensation and payroll taxes, partially offset by a decrease in Debt issue cost related to debt refinancing, prepayment and commitment fees and Termination of office leases.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $95.4 million, or 14.1%, to $769.8 million for the year ended December 31, 2025, compared to $674.4 million for the year ended December 31, 2024. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $12.8 million, or 5.4%, to $249.2 million for the year ended December 31, 2025, compared to $236.4 million for the year ended December 31, 2024. This increase was primarily attributable to increased connectivity spending on market data, subscription, colocation connectivity, and communication networks maintained by our joint venture.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $93.3 million, or 21.5%, to $528.1 million for the year ended December 31, 2025, compared to $434.8 million for the year ended December 31, 2024. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $45.8 million and $44.7 million for the years ended December 31, 2025 and 2024, respectively.

Interest and dividends expense. Interest and dividends expense increased $118.2 million, or 22.3%, to $647.4 million for the year ended December 31, 2025, compared to $529.2 million for the year ended December 31, 2024. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $0.9 million, or 0.9%, to $97.9 million for the year ended December 31, 2025, compared to $97.0 million for the year ended December 31, 2024. The increase was primarily driven by an increase in professional expenses compared to the prior year.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 2.1%, to $64.4 million for the year ended December 31, 2025, compared to $65.8 million for the year ended December 31, 2024. This decrease was driven primarily by a decrease in depreciation of computer equipment and leased equipment compared to the prior year.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software decreased $3.4 million, or 6.7%, to $47.1 million for the year ended December 31, 2025, compared to $50.5 million for the year ended December 31, 2024. This decrease was primarily attributable to certain intangible assets being fully amortized during 2024.

Termination of office leases. Termination of office leases expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements and fixed assets for certain abandoned or vacated office space. The expenses for the year ended December 31, 2024 included the impairment of lease right-of-use assets and asset retirement obligations for certain abandoned or vacated office spaces. The expenses for the year ended December 31, 2025 included a reduction of $6.5 million in cost related to asset retirement obligations that the Company previously recorded. See Note 17 “Leases” for further details.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $23.0 million, or 78.0%, to $6.5 million for the year ended December 31, 2025, compared to $29.5 million for the year ended December 31, 2024. The decrease was primarily driven by the acceleration of capitalized debt issue cost and discount on our previous term loan as a result of refinancing during the year ended December 31, 2024. See Note 9 “Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the years ended December 31, 2025 and December 31, 2024. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $35.1 million, or 35.9%, to $132.9 million for the year ended December 31, 2025, compared to $97.8 million for the year ended December 31, 2024. This increase was primarily attributable to the completion in February 2025 of the amortization of the amounts in AOCI related to the interest rate swaps that were terminated in December 2023, partially offset by the effect from lower overall interest rates as a result of rate cuts and our debt refinancing described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $182.1 million and 16.6% for the year ended December 31, 2025, compared to a provision for income taxes and effective tax rate of $110.4 million and 17.1% for the year ended December 31, 2024.

Liquidity and Capital Resources

General

As of December 31, 2025, we had $1,061.7 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of December 31, 2025, we had borrowings under our prime brokerage credit facilities of approximately $203.8 million, borrowings under our broker dealer facilities of $10.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $2,067.3 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are expected to range from approximately $0.3 million to $22.5 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $134.8 million from February 2017 through December 2025. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

See Note 22 “Regulatory Requirement” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details on our various credit facilities. As of December 31, 2025, there was an outstanding principal balance on our broker-dealer facilities of $10.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $203.8 million, which was netted within Receivables from broker-dealers and clearing organizations on the Consolidated Statements of Financial Condition of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

In January 2022, in order to align the swap agreements with the Original Credit Agreement, the Company amended its existing five-year $525.0 million floating-to-fixed interest rate swap agreement and five-year $1,000.0 million floating-to-fixed interest rate swap agreement to align the floating rate term of such swap agreements to SOFR. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815, and they effectively fixed interest payment obligations on $525.0 million and $1,000.0 million of principal under the first lien term loan facility in relation to the Original Credit Agreement at rates of 4.5% and 4.6% through September 2024 and January 2025, respectively.

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

In connection with its entry into the First Amended Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from

$1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The remaining interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the Term B-1 Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the First Amended Credit Agreement.

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the First Amended Credit Agreement (as amended, “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Original Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the First Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Credit Agreement to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

The interest rate swap effectively fixed interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement. The cash flow hedge was discontinued upon the termination of the interest rate swap in November 2025.

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

As of December 31, 2025, $1,545.0 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of December 31, 2025.

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

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
Net cash provided by (used in):	2025	2024	2023
Operating activities	$518,386	$598,991	$491,777
Investing activities	(40,622)	(61,847)	(94,484)
Financing activities	(281,045)	(469,565)	(585,032)
Effect of exchange rate changes on cash and cash equivalents	15,731	(9,048)	4,957
Net increase (decrease) in cash and cash equivalents	$212,450	$58,531	$(182,782)

Operating Activities

Net cash provided by operating activities was $518.4 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $599.0 million for the year ended December 31, 2024. The change in net cash provided by operating activities was primarily attributable to movements in noncash adjustments, partially offset by higher Net income for the year ended December 31, 2025 compared to the prior year.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $40.6 million for the year ended December 31, 2025, compared with net cash used in investing activities of $61.8 million for the year ended December 31, 2024. The decrease in net cash used in investing activities was primarily attributable to proceeds received from sale of RFQ-hub, partially offset by increases in acquisition of property and equipment and other investing activities for the year ended December 31, 2025.

Financing Activities

Net cash used in financing activities was $281.0 million for the year ended December 31, 2025, compared to Net cash used in financing activities of $469.6 million for the year ended December 31, 2024. The cash used in financing activities for the year ended December 31, 2025 was primarily attributable to $1,245.0 million of repayment of our previous long-term borrowings, $349.3 million in dividends to stockholders and distributions made to noncontrolling interests, and $188.8 million in purchases of treasury stock, partially offset by $1,545.0 million of net proceeds from long-term borrowings. The cash used in financing activities of $469.6 million during the same period of 2024 primarily reflects $1,727.0 million of repayment of our previous long-term borrowings, $299.4 million net dividends to stockholders and distributions to noncontrolling interests, and $191.1 million purchase of treasury stock, partially offset by $1,741.9 million of net proceeds from long-term borrowings and $38.5 million of net proceeds from short-term borrowings.

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

The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2025, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of December 31, 2025, the Company has approximately of $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Contractual Obligations
Our expected material cash requirements include the following contractual obligations:
Debt
As of December 31, 2025, we had $1,545.0 million of outstanding principal on our First Lien Term B-2 Loan Facility. Each year, we are required to repay $15.5 million of this balance, with the remaining principal due in 2031. As of December 31, 2025, we also had $500.0 million of outstanding principal on our Senior Secured First Lien Notes, and the principal amount is due in 2031. Additionally, $22.3 million of our long-term debt related to the SBI bonds is due in 2029. See Note 9 “Borrowings” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more details.

Leases
We have lease arrangements, primarily for office space and technology and equipment. As of December 31, 2025, we had $80.1 million of operating lease payments and $9.0 million of finance lease payments due within twelve months, and $218.0 million of operating lease payments and $12.5 million of finance leases payments due after twelve months.
Tax Receivable Agreement
The ultimate amounts owed under the tax receivable agreement and timing of the amounts due are not presently known. As of December 31, 2025, a total of $181.9 million has been recorded for amounts due pursuant to tax receivable agreements in the Consolidated Financial Statements representing management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement, as savings are realized as a result of favorable tax attributes.
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

Valuation of Financial Instruments

Due to the nature of our operations, substantially all of our financial instrument assets, comprised of financial instruments owned, securities purchased under agreements to resell, receivables from brokers, dealers and clearing organizations, and digital assets are carried at fair value based on published market prices and are marked to market daily, or are assets which are short-term in nature and are reflected at amounts approximating fair value. Similarly, all of our financial instrument liabilities that arise from financial instruments sold but not yet purchased, securities sold under agreements to repurchase, securities loaned, and payables to brokers, dealers and clearing organizations are short-term in nature and are reported at quoted market prices or at amounts approximating fair value.

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

The fair values for substantially all of our financial instruments owned, financial instruments sold but not yet purchased, and digital assets are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Consolidated Financial

Statements. See Note 10 “Financial Assets and Liabilities” of Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about fair value measurements.

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

Share-Based Compensation

We account for share-based compensation transactions with employees under the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation. Share-based compensation transactions with employees are measured based on the fair value of equity instruments issued.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2025, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

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

Had we used a shorter estimated useful life of seven years, the Company would have recorded an additional $14.4 million, $18.4 million, and $21.7 million of amortization expense for the years ended December 31, 2025, 2024, and 2023, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities, listed equity options, and digital assets. The fair value of these financial instruments at December 31, 2025 and December 31, 2024 was $10.6 billion and $7.8 billion, respectively, in long positions and $9.1 billion and $6.4 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

We may also use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings and net investment hedges used to manage foreign exchange risk. We had entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with our long-term debt obligations. Additionally, we may seek to reduce the impact of fluctuations in foreign exchange rates on our net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For interest rate swap agreements and foreign currency forward contracts designated as hedges, we assess our risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The effectiveness of the hedge is assessed based on the overall changes in the fair value of the interest rate swaps or forward contracts. For instruments that meet the criteria to be considered hedging instruments under ASC 815, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income on the Consolidated Statements of Financial Condition and Other comprehensive income on the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Other, net on the Consolidated Statements of Comprehensive Income.

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

Approximately 19.1% and 17.9% of our total revenues for the years ended December 31, 2025 and 2024, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $69.2 million and $51.4 million for the years ended December 31, 2025 and 2024, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtu Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Virtu Financial Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Trading income, net (“Trading Income”)

As described in Note 2 to the consolidated financial statements, as of December 31, 2025, trading income, net was $2.437 billion, of which the majority relates to changes in the fair value of trading assets and liabilities (i.e. unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased, are recorded on the trade date and reported on a net basis in the consolidated statements of comprehensive income.

The principal considerations for our determination that performing procedures relating to Trading Income is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to the transactions which comprise the trading income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's calculation of Trading Income, including controls over the completeness, accuracy, existence, and valuation of trading assets and trading liabilities.

These procedures also included, among others, testing of the inputs used by management in their trading income calculations and independently recalculating trading income. The procedures performed over testing of the inputs include (i) confirming a sample of trading assets, trading liabilities and cash (collectively the “equity value”) within each trading portfolio at the balance sheet date with external third parties; (ii) developing independent prices for a sample of trading assets and liabilities at the balance sheet date and comparing management's prices to the independently developed prices; (iii) testing a sample of purchases and sales throughout the year by agreeing the quantity and price to settlement documentation, and (iv) testing the equity value of a sample of trading portfolios throughout the year and at year-end by comparing the amounts to third party clearing statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2026

We have served as the Company’s auditor since 2018.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,061,697	$872,513
Cash restricted or segregated under regulations and other	64,744	41,478
Securities borrowed	3,191,138	2,294,529
Securities purchased under agreements to resell	988,929	983,941
Receivables from broker-dealers and clearing organizations ($328,934 and $51,595 at fair value, as of December 31, 2025 and December 31, 2024, respectively)	1,896,405	1,100,850
Trading assets, at fair value:
Financial instruments owned	7,343,032	5,520,015
Financial instruments owned and pledged	3,208,525	2,282,637
Receivables from customers	161,561	149,804
Property, equipment and capitalized software (net of accumulated depreciation of $437,002 and $380,202 as of December 31, 2025 and December 31, 2024, respectively)	96,378	91,415
Operating lease right-of-use assets	213,707	175,046
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $475,592 and $428,460 as of December 31, 2025 and December 31, 2024, respectively)	154,931	203,188
Deferred tax assets	92,422	135,046
Assets of business held for sale	—	4,615
Other assets ($242,121 and $158,326, at fair value, as of December 31, 2025 and December 31, 2024, respectively)	528,341	357,740
Total assets	$20,150,736	$15,361,743

Liabilities and equity
Liabilities
Short-term borrowings	$12,382	$38,541
Securities loaned	3,477,831	2,431,878
Securities sold under agreements to repurchase	1,405,639	1,271,788
Payables to broker-dealers and clearing organizations ($181,272 and $136,736, at fair value, as of December 31, 2025 and December 31, 2024, respectively)	998,276	918,566
Payables to customers	43,103	46,112
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	9,105,263	6,440,971
Tax receivable agreement obligations	181,855	196,592
Accounts payable, accrued expenses and other liabilities	652,352	558,100
Operating lease liabilities	261,169	229,825
Long-term borrowings	2,039,463	1,740,467
Liabilities of business held for sale	—	1,526
Total liabilities	18,177,333	13,874,366

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 140,877,669 and 137,479,751 shares, Outstanding — 84,919,931 and 84,976,325 shares at December 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 7,970,185 and 8,561,970 shares at December 31, 2025 and December 31, 2024, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 55,957,738 and 52,503,426 shares at December 31, 2025 and December 31, 2024, respectively	(1,475,666)	(1,339,913)
Additional paid-in capital	1,541,684	1,432,240
Retained earnings	1,519,270	1,168,908

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

(in thousands, except share data)	December 31, 2025	December 31, 2024
Accumulated other comprehensive income (loss)	(3,011)	(7,063)
Total Virtu Financial Inc. stockholders' equity	1,582,279	1,254,174
Noncontrolling interest	391,124	233,203
Total equity	1,973,403	1,487,377

Total liabilities and equity	$20,150,736	$15,361,743
See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Revenues:
Trading income, net	$2,436,707	$1,822,437	$1,301,344
Interest and dividends income	508,817	462,070	462,566
Commissions, net and technology services	617,025	516,783	455,598
Other, net	69,569	75,659	73,865
Total revenue	3,632,118	2,876,949	2,293,373

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	769,774	674,426	508,358
Communication and data processing	249,207	236,446	230,760
Employee compensation and payroll taxes	528,085	434,823	394,039
Interest and dividends expense	647,448	529,177	500,467
Operations and administrative	97,922	97,002	98,972
Depreciation and amortization	64,420	65,816	63,306
Amortization of purchased intangibles and acquired capitalized software	47,132	50,471	63,960
Termination of office leases	(5,982)	16,224	455
Debt issue cost related to debt refinancing, prepayment and commitment fees	6,510	29,479	8,317
Transaction advisory fees and expenses	414	313	314
Financing interest expense on long-term borrowings	132,859	97,802	99,294
Total operating expenses	2,537,789	2,231,979	1,968,242
Income before income taxes and noncontrolling interest	1,094,329	644,970	325,131
Provision for income taxes	182,065	110,435	61,210
Net income	912,264	534,535	263,921
Noncontrolling interest	(443,903)	(258,120)	(121,885)

Net income available for common stockholders	$468,361	$276,415	$142,036

Earnings per share
Basic	$5.14	$2.98	$1.42
Diluted	$5.13	$2.97	$1.42

Weighted average common shares outstanding
Basic	85,216,028	87,482,162	94,076,165
Diluted	85,318,436	87,821,576	94,076,165

Net income	$912,264	$534,535	$263,921
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	15,731	(9,048)	4,957
Net change in unrealized cash flow hedges gain (loss), net of taxes	(397)	(32,251)	(36,993)
Comprehensive income	927,598	493,236	231,885
Less: Comprehensive income attributable to noncontrolling interest	(455,185)	(240,931)	(104,406)
Comprehensive income attributable to common stockholders	$472,413	$252,305	$127,479

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2025, 2024, and 2023

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2022	133,071,754	$1	9,030,066	$—	60,091,740	$1	(34,522,290)	$(954,637)	$1,292,613	$972,317	$31,604	$1,341,899	$309,528	$1,651,427
Share based compensation	2,627,823	—	—	—	—	—	—	—	66,644	—	—	66,644	—	66,644
Repurchase of Class C common stock	—	—	(235,674)	—	—	—	—	—	(3,896)	—	—	(3,896)	—	(3,896)
Treasury stock purchases	(984,934)	—	—	—	—	—	(11,286,061)	(211,662)	—	(19,119)	—	(230,781)	—	(230,781)
Net Income	—	—	—	—	—	—	—	—	—	142,036	—	142,036	121,885	263,921
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	6,952	6,952	(1,995)	4,957
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(21,509)	(21,509)	(15,484)	(36,993)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(94,831)	—	(94,831)	(211,305)	(306,136)
Issuance of Common Stock in connection with employee exchanges	186,394	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(186,394)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(3,787)	—	—	(3,787)	—	(3,787)
Balance at December 31, 2023	134,901,037	$1	8,607,998	$—	60,091,740	$1	(45,808,351)	$(1,166,299)	$1,351,574	$1,000,403	$17,047	$1,202,727	$202,629	$1,405,356
Share based compensation	2,884,150	—	—	—	—	—	—	—	67,741	—	—	67,741	—	67,741
Repurchase of Class C common stock	—	—	(2,637)	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Treasury stock purchases	(1,044,103)	—	—	—	—	—	(6,695,075)	(173,614)	—	(18,864)	—	(192,478)	—	(192,478)
Stock option exercised	695,276	—	—	—	—	—	—	—	13,210	—	—	13,210	—	13,210
Net Income	—	—	—	—	—	—	—	—	—	276,415	—	276,415	258,120	534,535
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(5,637)	(5,637)	(3,411)	(9,048)
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(18,473)	(18,473)	(13,778)	(32,251)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(89,046)	—	(89,046)	(210,357)	(299,403)
Issuance of Common Stock in connection with employee exchanges	43,391	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(43,391)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(209)	—	—	(209)	—	(209)
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Deconsolidation of RFQ-hub	—	—	—	—	—	—	—	—	—	—	—	—	(35,608)	(35,608)
Share based compensation	3,306,413	—	—	—	—	—	—	—	99,498	—	—	99,498	—	99,498
Repurchase of Class C common stock	—	—	(24,861)	—	—	—	—	—	(1,018)	—	—	(1,018)	—	(1,018)
Treasury stock purchases	(1,289,169)	—	—	—	—	—	(3,454,312)	(135,753)	—	(52,108)	—	(187,861)	—	(187,861)
Stock option exercised	813,750	—	—	—	—	—	—	—	15,461	—	—	15,461	—	15,461
Net Income	—	—	—	—	—	—	—	—	—	468,361	—	468,361	443,903	912,264
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	8,995	8,995	6,736	15,731

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31, 2025, 2024, and 2023

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(4,943)	(4,943)	4,546	(397)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to non-controlling interest	—	—	—	—	—	—	—	—	—	(87,691)	—	(87,691)	(261,656)	(349,347)
Issuance of Common Stock in connection with employee exchanges	566,924	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(566,924)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(4,497)	—	—	(4,497)	—	(4,497)
Balance at December 31, 2025	140,877,669	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,541,684	$1,519,270	$(3,011)	$1,582,279	$391,124	$1,973,403

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$912,264	$534,535	$263,921

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,420	65,816	63,306
Amortization of purchased intangibles and acquired capitalized software	47,132	50,471	63,960
Debt issue cost related to debt refinancing and prepayment	—	22,563	1,098
Amortization of debt issuance costs and deferred financing fees	7,136	6,861	11,388
Termination of office leases	(5,982)	16,224	455
Share-based compensation	100,403	75,475	63,933
Deferred taxes	39,273	4,247	19,069
Gain on sale of RFQ-hub	(66,988)	—	—
Other	(9,216)	(37,145)	(12,795)
Changes in operating assets and liabilities:
Securities borrowed	(896,609)	(572,089)	(534,766)
Securities purchased under agreements to resell	(4,988)	528,173	(1,175,115)
Receivables from broker-dealers and clearing organizations	(795,873)	(363,320)	290,193
Trading assets, at fair value	(2,748,905)	(444,041)	(2,728,059)
Receivables from customers	(11,757)	(43,559)	(25,415)
Operating lease right-of-use assets	(39,126)	44,422	(42,057)
Other assets	(123,177)	(57,404)	20,331
Securities loaned	1,045,953	1,102,432	269,014
Securities sold under agreements to repurchase	133,851	(524,206)	1,168,445
Payables to broker-dealers and clearing organizations	82,282	(244,057)	886,208
Payables to customers	(3,009)	22,883	(23,296)
Trading liabilities, at fair value	2,664,292	369,619	1,874,378
Operating lease liabilities	31,344	(48,492)	39,115
Accounts payable, accrued expenses and other liabilities	95,666	89,583	(1,534)
Net cash provided by (used in) operating activities	518,386	598,991	491,777

Cash flows from investing activities
Development of capitalized software	(40,697)	(41,886)	(38,355)
Acquisition of property and equipment	(22,802)	(12,427)	(37,774)
Proceeds from sale of RFQ-hub	37,932	—	—
Other investing activities	(15,055)	(7,534)	(18,355)
Net cash provided by (used in) investing activities	(40,622)	(61,847)	(94,484)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(349,347)	(299,403)	(306,136)
Repurchase of Class C common stock	(1,566)	—	(1,566)
Purchase of treasury stock	(188,794)	(191,138)	(229,012)
Stock options exercised	15,461	13,210	—
Short-term borrowings, net	(26,159)	38,541	(3,944)
Proceeds from long-term borrowings	1,545,000	1,741,888	—
Repayment of long-term borrowings	(1,245,000)	(1,727,000)	(73,000)
Proceeds from interest rate swaps	—	1,955	55,830
Payment of tax receivable agreement obligations	(20,773)	(20,226)	(23,275)
Debt issuance costs	(9,867)	(27,392)	(3,929)
Net cash provided by (used in) financing activities	(281,045)	(469,565)	(585,032)

Effect of exchange rate changes on cash and cash equivalents	15,731	(9,048)	4,957

Net increase (decrease) in cash and cash equivalents	212,450	58,531	(182,782)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	913,991	855,460	1,038,242
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,126,441	$913,991	$855,460

Virtu Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023

Supplementary disclosure of cash flow information
Cash paid for interest	$654,622	$586,279	$632,263
Cash paid for taxes	121,948	43,418	38,687

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	24,983	23,162	19,691

Non-cash financing activities
Tax receivable agreement described in Note 5	(4,497)	(209)	(3,787)
Repurchase of Class C common stock	(1,018)	(76)	(2,330)
Purchase of treasury stock	(406)	(1,340)	—

See accompanying Notes to the Consolidated Financial Statements.

Virtu Financial, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of December 31, 2025, VFI owned approximately 57.2% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

The Company has two operating segments: (i) Market Making and (ii) Execution Services; and one non-operating segment: Corporate. See Note 23 “Geographic Information and Business Segments” for a further discussion of the Company’s segments.

On April 19, 2024, the Company entered into a Unit Purchase Agreement with MarketAxess Holdings Inc. (“MarketAxess”) to sell a 49% interest in the multi-asset request-for-quote communication platform joint venture (“JV”), RFQ-hub Holdings LLC (“RFQ-hub Holdings,” or collectively with its wholly owned or controlled subsidiaries, “RFQ-hub”). The sale was completed on May 9, 2025. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

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

Derivative Instruments - Hedging

The Company may use derivative instruments for risk management purposes, including cash flow hedges used to manage interest rate risk on long-term borrowings. The Company had entered into floating-to-fixed interest rate swap agreements in order to manage interest rate risk associated with its long-term debt obligations.

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

The Company, through a foreign subsidiary, had previously entered into certain token purchase, grant and/or similar agreements to purchase, be granted and/or otherwise acquire a certain amount of crypto tokens. At December 31, 2024, based on the nature of the assets, these tokens were recorded at cost within Intangibles on the Consolidated Statements of Financial Condition, in accordance with ASC 350, Intangibles—Goodwill and Other. Upon adoption, the Company records these tokens at fair value within Other assets on the Consolidated Statements of Financial Condition. As of January 1, 2025, the Company recorded a fair value adjustment of $25.4 million and established a deferred tax liability of $3.6 million, for a net cumulative-effect adjustment of $21.8 million in the beginning balance of Retained earnings. Subsequently, the Company remeasures these tokens at fair value at the end of each reporting period with changes recognized through Other, net on the Consolidated Statements of Comprehensive Income. The Company has other digital assets which were measured at fair value at December 31, 2024 based on the nature of the assets and the specialized accounting applied.

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

The Company assesses goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events occur or certain circumstances exist. In the impairment assessment as of July 1, 2025, the Company assessed qualitative factors as described in ASC 350-20 for each of its reporting units for any indicators that the fair values of the reporting units were less than their carrying values. No impairment was identified.

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

Trading Income, net

Trading income, net is primarily composed of changes in the fair value of trading assets and liabilities (i.e., unrealized gains and losses) and realized gains and losses on trading assets and liabilities. Trading gains and losses on financial instruments owned and financial instruments sold, not yet purchased are recorded on the trade date and reported on a net basis in the Consolidated Statements of Comprehensive Income.

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

Share-Based Compensation

Share-based awards issued for compensation in connection with or subsequent to the Company’s initial public offering in April 2015 (the “IPO”) and certain reorganization transactions consummated in connection with the IPO (the “Reorganization Transactions”) pursuant to the Virtu Financial, Inc. 2015 Management Incentive Plan (as amended, the “Second Amended and Restated 2015 Management Incentive Plan”) are in the form of stock options, Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), RSAs and RSUs, as applicable. The fair values of the Class A Common Stock and RSUs are determined based on the volume weighted average price for the three days preceding the grant. With respect to the RSUs, forfeitures are accounted for as they occur. The fair value of RSAs is determined based on the closing price as of the grant date. The fair value of share-based awards granted to employees is expensed based on the vesting conditions and is recognized on a straight-line basis over the vesting period, or, in the case of RSAs subject to performance conditions, from the date that achievement of the performance target becomes probable through the remainder of the vesting period. The Company records as treasury stock shares repurchased from its employees for the purpose of settling tax liabilities incurred upon the issuance of Class A Common Stock, the vesting of RSUs or the exercise of stock options.

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

Accounting Pronouncements, Recently Adopted

Business Combinations—Joint Venture Formations - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60). This ASU provides updated guidance on accounting for the formation of joint ventures. The Company adopted this ASU on January 1, 2025, and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

Compensation—Stock Compensation - In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718). This ASU clarifies ASC 718 scope application for profits interest or similar awards through illustrative examples. The Company adopted this ASU on January 1, 2025, and it did not have a material impact on the Company’s Consolidated Financial Statements.

Codification Improvements - In March 2024, the FASB issued ASU 2024-02, Codification Improvements. This ASU aims to improve and simplify the language and structure of the Codification by removing references to Concepts Statements.

The Company adopted this ASU on January 1, 2025, and it did not have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires disclosure of additional disaggregated information on effective tax rate reconciliation and income taxes paid. This ASU is effective for periods beginning after December 15, 2024. The Company adopted this ASU on a prospective basis during the year ended December 31, 2025 and included additional required disclosures in Note 15 “Income Taxes.” The ASU did not have other material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2025

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - In November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). These ASUs require disclosure of disaggregated information of Income Statement expense captions that include certain costs, such as employee compensation, depreciation, and intangible asset amortization. They also require disclosure of the total amounts of selling expenses, along with an entity's definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of these ASUs, but does not expect them to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU clarifies the requirement for identifying the accounting acquirer in a business combination involving a Variable Interest Entity (“VIE”). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Intangibles—Goodwill and Other—Internal-Use Software - In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU updates the capitalization criteria for internal-use software cost by removing references to software development project stages. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Derivatives and Hedging - In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815). This ASU incorporates targeted improvements to the hedge accounting guidance intended to better align financial reporting with the economics of an entity’s risk management activities. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Interim Reporting - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This ASU provides clarity and enhances the navigability of existing interim disclosures required by U.S. GAAP. This ASU is effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Codification Improvements - In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Evergreen). This ASU improves the ASC for a broad range of Topics through technical corrections, clarifications, and other minor enhancements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

3. Sale of RFQ-hub

RFQ‑hub is a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments. It connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. In May 2022, the Company formed a consortium of strategic partners and investors to own and support the growth of the RFQ-hub business. Through a series of related transactions, we sold a substantial minority interest in the business to multiple strategic partners and have maintained a majority ownership interest.

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

On May 9, 2025, the Company completed the sale of a 49% interest in RFQ-hub to MarketAxess for total gross proceeds of $37.9 million in cash. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company deconsolidated RFQ-hub and recognized a gain on sale of $67.0 million, which was recorded in Other, net on the Consolidated Statements of Comprehensive Income.

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

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Income before income taxes and noncontrolling interest	$1,094,329	$644,970	$325,131
Provision for income taxes	182,065	110,435	61,210
Net income	912,264	534,535	263,921

Noncontrolling interest	(443,903)	(258,120)	(121,885)

Net income available for common stockholders	$468,361	$276,415	$142,036

The calculation of basic and diluted earnings per share is presented below:

	Years Ended December 31,
(in thousands, except for share or per share data)	2025	2024	2023
Basic earnings per share:
Net income available for common stockholders	$468,361	$276,415	$142,036
Less: Dividends and undistributed earnings allocated to participating securities	(30,600)	(16,021)	(8,151)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	437,761	260,394	133,885

Weighted average shares of common stock outstanding:
Class A	85,216,028	87,482,162	94,076,165

Basic earnings per share	$5.14	$2.98	$1.42

	Years Ended December 31,
(in thousands, except for share or per share data)	2025	2024	2023
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$437,761	$260,394	$133,885

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	85,216,028	87,482,162	94,076,165
Issuable pursuant to Second Amended and Restated 2015 Management Incentive Plan	102,408	339,414	—
	85,318,436	87,821,576	94,076,165

Diluted earnings per share	$5.13	$2.97	$1.42

5. Tax Receivable Agreements

In connection with the IPO and the Reorganization Transactions, the Company entered into tax receivable agreements (“TRA”) to make payments to certain pre-IPO equity holders (“Virtu Members”) or their permitted assignees that are generally equal to 85% of the applicable cash tax savings, if any, that the Company actually realizes as a result of favorable tax attributes that were and will continue to be available to the Company as a result of the Reorganization Transactions, exchanges of membership interests for Class A Common Stock or Class B common stock, par value $0.00001 per share (the “Class B Common Stock”), (an “Exchange”), and payments made under the tax receivable agreements. An Exchange during the year will give rise to favorable tax attributes that may generate cash tax savings specific to the Exchange to be realized over a specific period of time (generally 15 years). At each Exchange, management estimates the Company’s cumulative TRA obligations to be reported on the Consolidated Statements of Financial Condition, which amounted to $181.9 million and $196.6 million as of December 31, 2025 and December 31, 2024, respectively. The tax attributes are computed as the difference between the Company’s basis in the partnership interest (“outside basis”) as compared to the Company’s share of the adjusted tax basis of partnership property (“inside basis”) at the time of each Exchange. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. Payments will occur only after the filing of the U.S. federal and state income tax returns and realization of the cash tax savings from the favorable tax attributes. The Company made payments totaling $134.8 million from February 2017 through December 2025 with respect to its TRA obligation.

As a result of (i) the purchase of equity interests in Virtu Financial from certain Virtu Members in connection with the Reorganization Transactions, (ii) the purchase of non-voting common interest units in Virtu Financial (the “Virtu Financial Units”) (along with the corresponding shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) from certain of the Virtu Members in connection with the IPO, (iii) the purchase of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) and the exchange of Virtu Financial Units (along with the corresponding shares of Class C Common Stock) for shares of Class A Common Stock in connection with the secondary offerings completed in November 2015 (the “November 2015 Secondary Offering”) and September 2016 (the “September 2016 Secondary Offering”), and (iv) the purchase of Virtu Financial Units (along with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”) in connection with the May 2018 Secondary Offering (defined below) and the May 2019 Secondary Offering (defined below, and, together with the November 2015 Secondary Offering, the September 2016 Secondary Offering, and the May 2018 Secondary Offering, the “Secondary Offerings”), payments to certain Virtu Members in respect of the purchases are expected to range from approximately $0.3 million to $22.5 million per year over the next 15 years.

At December 31, 2025 and December 31, 2024, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $91.4 million and $114.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $181.9 million and $196.6 million for December 31, 2025 and December 31, 2024, respectively. The amounts recorded as of December 31, 2025 and December 31, 2024 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

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

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of December 31, 2025 and December 31, 2024, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the years ended December 31, 2025 and 2024.

The following table presents the details of goodwill by segment as of December 31, 2025 and December 31, 2024:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of December 31, 2025 and December 31, 2024, the Company’s total amount of intangible assets recorded was $154.9 million and $203.2 million, respectively. Acquired intangible assets consisted of the following as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(328,411)	$150,719	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,681)	214	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(475,592)	$154,931

	As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(281,315)	$197,815	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,645)	250	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
Other	1,125	—	1,125	Indefinite
	$631,648	$(428,460)	$203,188

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

Amortization expense relating to finite-lived intangible assets was approximately $47.1 million, $50.5 million, and $64.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
2026	$47,132
2027	47,132
2028	47,132
2029	9,466
2030	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Assets
Due from prime brokers	$902,859	$344,662
Deposits with clearing organizations	253,010	223,582
Net equity with futures commission merchants	455,105	199,771
Unsettled trades with clearing organizations	28,354	17,239
Securities failed to deliver	220,326	274,072
Commissions and fees	36,751	41,524
Total receivables from broker-dealers and clearing organizations	$1,896,405	$1,100,850

Liabilities
Due to prime brokers	$612,679	$583,914
Net equity with futures commission merchants (1)	(4,278)	(16,651)
Unsettled trades with clearing organizations	238,872	251,036
Securities failed to receive	145,548	94,941
Commissions and fees	5,455	5,326
Total payables to broker-dealers and clearing organizations	$998,276	$918,566
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $203.8 million and $123.0 million as of December 31, 2025 and December 31, 2024, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At December 31, 2025 and December 31, 2024, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at December 31, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	December 31, 2025	December 31, 2024
Securities received as collateral:
Securities borrowed	$3,083,612	$2,222,054
Securities purchased under agreements to resell	988,274	983,753
	$4,071,886	$3,205,807
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at December 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Equities	$3,200,345	$2,269,299
Exchange traded notes	8,180	13,338
	$3,208,525	$2,282,637

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	December 31, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	2,382	—	2,382
	$12,382	$—	$12,382

	December 31, 2024
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	28,541	—	28,541
	$38,541	$—	$38,541

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

	At December 31, 2025
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	4.81%	$400,000	$—	$—	$—
Committed facility (1)	5.09%	650,000	—	—	—
Overdraft facility	7.37%	10,000	10,000	—	10,000
		$1,060,000	$10,000	$—	$10,000

(1) $2.5 million of deferred debt issuance costs are included within Other assets on the Consolidated Statements of Financial Condition. Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.09% and 6.58%, respectively. There was no balance outstanding under Borrowing Base B Loan as of December 31, 2025.

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

	Years Ended December 31,
(in thousands)	2025	2024	2023
Broker-dealer credit facilities:
Uncommitted facility	$4,399	$3,823	$5,431
Committed facility	3,357	3,614	533
Overdraft facility	671	472	274
	$8,427	$7,909	$6,238

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2025 and December 31, 2024, there were $2.4 million and $28.5 million, respectively, of short-term bank loans associated with international settlement activities outstanding under these facilities, at a weighted average interest rate of approximately 1.3% and 5.0%, respectively. Outstanding short-term bank loan balances are included within Short-term borrowings on the Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At December 31, 2025 and December 31, 2024, there was no balance outstanding under this short-term bank loan.

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

	At December 31, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	5.71%	$645,622	$203,816
		$645,622	$203,816

	At December 31, 2024
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.69%	$623,168	$122,953
		$623,168	$122,953

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $10.3 million, $9.7 million, and $13.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.22%	$1,545,000	$(2,432)	$(18,102)	$1,524,466
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(7,337)	492,663
SBI bonds	January 2029	5.00%	22,334	—	—	22,334
			$2,067,334	$(2,432)	$(25,439)	$2,039,463

		At December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-1 Loan Facility	June 2031	7.11%	$1,245,000	$(2,876)	$(15,242)	$1,226,882
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(8,680)	491,320
SBI bonds	January 2026	5.00%	22,265	—	—	22,265
			$1,767,265	$(2,876)	$(23,922)	$1,740,467

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

In January 2022, in order to align the swap agreements with the Original Credit Agreement, the Company amended its existing five-year $525.0 million floating-to-fixed interest rate swap agreement and five-year $1,000.0 million floating-to-fixed interest rate swap agreement to align the floating rate term of such swap agreements to SOFR. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815, and they effectively fixed interest payment obligations on $525.0 million and $1,000.0 million of principal under the first lien term loan facility in relation to the Original Credit Agreement at rates of 4.5% and 4.6% through September 2024 and January 2025, respectively.

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

In connection with its entry into the First Amended Credit Agreement and the associated reduction in term loan balance, the Company partially terminated the December 2023 Swap, reducing the notional amount thereof from $1,525.0 million to $1,075.0 million and received $2.0 million in proceeds from the counterparty. The cash flow hedge was proportionally dedesignated under ASC 815 as of June 21, 2024. As a result of the partial dedesignation, we recognized a gain of $5.7 million in Other Income. The remaining interest rate swap effectively fixed interest payment obligations on the $1,075.0 million of principal of the Term B-1 Loans at a rate of 7.17% through November 2025, based on the interest rates set forth in the First Amended Credit Agreement.

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the First Amended Credit Agreement (as amended, the “Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans (the “Original Term B-2 Loans”), the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the First Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Credit Agreement to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

The interest rate swap effectively fixed interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement. The cash flow hedge was discontinued upon the termination of the interest rate swap in November 2025.

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

As of December 31, 2025, $1,545.0 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026, and in December 2025, the maturity of the SBI Bonds was extended to 2029. The principal balance was ¥3.5 billion ($22.3 million) as of December 31, 2025 and December 31, 2024. The Company had a loss of $0.1 million, a gain of $2.6 million, and a gain of $1.9 million during the years ended December 31, 2025, 2024, and 2023, respectively, due to changes in foreign currency rates.

As of December 31, 2025, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
2026	$15,450
2027	15,450
2028	15,450
2029	37,784
2030	15,450
Thereafter	1,967,750
Total principal of long-term borrowings	$2,067,334

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

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2025:

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,511,213	$2,839,183	$—	$—	$4,350,396
U.S. and Non-U.S. government obligations	459,943	1,210,309	—	—	1,670,252
Corporate Bonds	—	1,207,385	—	—	1,207,385
Exchange traded notes	—	10,459	—	—	10,459
Currency forwards	—	211,856	—	(204,775)	7,081
Options	97,459	—	—	—	97,459
	$2,068,615	$5,479,192	$—	$(204,775)	$7,343,032

Financial instruments owned, pledged as collateral:
Equity securities	$1,896,091	$1,304,254	$—	$—	$3,200,345
Exchange traded notes	—	8,180	—	—	8,180
	$1,896,091	$1,312,434	$—	$—	$3,208,525

Other Assets
Equity investment	$—	$—	$86,491	$—	$86,491
Digital assets	154,610	—	—	—	154,610
Exchange stock	1,020	—	—	—	1,020
	$155,630	$—	$86,491	$—	$242,121

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$328,934	$—	$—	$328,934
	$—	$328,934	$—	$—	$328,934

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,933,027	$2,784,522	$—	$—	$5,717,549
U.S. and Non-U.S. government obligations	234,169	1,155,901	—	—	1,390,070
Corporate Bonds	—	1,754,517	—	—	1,754,517
Exchange traded notes	—	26,135	—	—	26,135
Currency forwards	—	198,463	—	(198,463)	—
Options	216,992	—	—	—	216,992
	$3,384,188	$5,919,538	$—	$(198,463)	$9,105,263

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$181,272	$—	$—	$181,272
	$—	$181,272	$—	$—	$181,272

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2024:

	December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$686,827	$2,471,450	$—	$—	$3,158,277
U.S. and Non-U.S. government obligations	348,761	908,625	—	—	1,257,386
Corporate Bonds	—	967,377	—	—	967,377
Exchange traded notes	885	40,602	—	—	41,487
Currency forwards	—	716,970	—	(676,905)	40,065
Options	55,423	—	—	—	55,423
	$1,091,896	$5,105,024	$—	$(676,905)	$5,520,015
Financial instruments owned, pledged as collateral:
Equity securities	$1,639,404	$629,895	$—	$—	$2,269,299
Exchange traded notes	—	13,338	—	—	13,338
	$1,639,404	$643,233	$—	$—	$2,282,637
Other Assets
Equity investment	$—	$—	$75,843	$—	$75,843
Digital assets	81,671	—	—	—	81,671
Exchange stock	812	—	—	—	812
	$82,483	$—	$75,843	$—	$158,326

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$51,595	$—	$—	$51,595
	$—	$51,595	$—	$—	$51,595

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$1,837,195	$1,854,883	$—	$—	$3,692,078
U.S. and Non-U.S. government obligations	107,045	1,313,955	—	—	1,421,000
Corporate Bonds	—	1,249,413	—	—	1,249,413
Exchange traded notes	15	73,225	—	—	73,240
Currency forwards	—	681,878	—	(681,878)	—
Options	5,240	—	—	—	5,240
	$1,949,495	$5,173,354	$—	$(681,878)	$6,440,971

Payables to broker dealers and clearing organizations:
Interest rate swap	$—	$2,572	$—	$—	$2,572
Payables linked to digital assets	—	134,164	—	—	134,164
	$—	$136,736	$—	$—	$136,736

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of December 31, 2025 and December 31, 2024, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$86,491	Discounted cash flow	Estimated revenue growth	5.0% - 6.0%	5.3%
			Discount rate	16.2% - 16.2%	16.2%
		Market	Future enterprise value/ EBITDA ratio	9.5x - 20.1x	15.0x

	December 31, 2024
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$75,843	Discounted cash flow	Estimated revenue growth	5.0% - 5.0%	5.0%
			Discount rate	16.4% - 16.4%	16.4%
		Market	Future enterprise value/ EBITDA ratio	7.5x - 18.0x	13.2x

Changes in the fair value of the JNX Investment are included within Other, net in the Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Year Ended December 31, 2025
(in thousands)	Balance at December 31, 2024	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at December 31, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at December 31, 2025
Assets
Other assets:
Equity investment	$75,843	$—	$10,648	$—	$—	$86,491	$10,648
Total	$75,843	$—	$10,648	$—	$—	$86,491	$10,648
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of December 31, 2025:

	December 31, 2025
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,061,697	$1,061,697	$1,061,697	$—	$—
Cash restricted or segregated under regulations and other	64,744	64,744	64,744	—	—
Securities borrowed	3,191,138	3,191,138	—	3,191,138	—
Securities purchased under agreements to resell	988,929	988,929	—	988,929	—
Receivables from broker-dealers and clearing organizations	1,567,471	1,567,471	—	1,567,471	—
Receivables from customers	161,561	161,561	—	161,561	—
Other assets (1)	39,945	39,945	16,414	23,531	—
Total Assets	$7,075,485	$7,075,485	$1,142,855	$5,932,630	$—

Liabilities
Short-term borrowings	$12,382	$12,382	$—	$12,382	$—
Long-term borrowings	2,039,463	2,098,639	—	2,098,639	—
Securities loaned	3,477,831	3,477,831	—	3,477,831	—
Securities sold under agreements to repurchase	1,405,639	1,405,639	—	1,405,639	—
Payables to broker-dealers and clearing organizations	817,004	817,004	—	817,004	—
Payables to customers	43,103	43,103	—	43,103	—
Other liabilities (2)	26,039	26,039	—	26,039	—
Total Liabilities	$7,821,461	$7,880,637	$—	$7,880,637	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,191,138	$—	$3,191,138	$(3,083,612)	$(53,461)	$54,065
Securities purchased under agreements to resell	988,929	—	988,929	(988,274)	—	655
Trading assets, at fair value:
Currency forwards	211,856	(204,775)	7,081	—	—	7,081
Options	97,459	—	97,459	—	(96,708)	751
Total	$4,489,382	$(204,775)	$4,284,607	$(4,071,886)	$(150,169)	$62,552

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,477,831	$—	$3,477,831	$(3,382,370)	$(67,690)	$27,771
Securities sold under agreements to repurchase	1,405,639	—	1,405,639	(1,404,924)	—	715
Trading liabilities, at fair value:
Currency forwards	198,463	(198,463)	—	—	—	—
Options	216,992	—	216,992	—	(96,708)	120,284
Total	$5,298,925	$(198,463)	$5,100,462	$(4,787,294)	$(164,398)	$148,770

	December 31, 2024
	Gross Amounts of Recognized Assets	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$2,294,529	$—	$2,294,529	$(2,222,054)	$(39,309)	$33,166
Securities purchased under agreements to resell	983,941	—	983,941	(983,753)	—	188
Trading assets, at fair value:
Currency forwards	716,970	(676,905)	40,065	—	—	40,065
Options	55,423	—	55,423	—	(55,423)	—
Total	$4,050,863	$(676,905)	$3,373,958	$(3,205,807)	$(94,732)	$73,419

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$2,431,878	$—	$2,431,878	$(2,375,372)	$(48,545)	$7,961
Securities sold under agreements to repurchase	1,271,788	—	1,271,788	(1,271,573)	—	215
Payables to broker-dealers and clearing organizations:
Interest rate swaps	2,572	—	2,572	—	—	2,572
Trading liabilities, at fair value:
Currency forwards	681,878	(681,878)	—	—	—	—
Options	5,240	—	5,240	—	(5,213)	27
Total	$4,393,356	$(681,878)	$3,711,478	$(3,646,945)	$(53,758)	$10,775

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$315,000	$85,000	$100,000	$—	$500,000
U.S. and Non-U.S. government obligations	905,639	—	—	—	—	905,639
Total	$905,639	$315,000	$85,000	$100,000	$—	$1,405,639

Securities loaned:
Equity securities	$3,477,831	$—	$—	$—	$—	$3,477,831
Total	$3,477,831	$—	$—	$—	$—	$3,477,831

	December 31, 2024
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$190,000	$185,000	$75,000	$—	$450,000
U.S. and Non-U.S. government obligations	821,788	—	—	—	—	821,788
Total	$821,788	$190,000	$185,000	$75,000	$—	$1,271,788

Securities loaned:
Equity securities	$2,431,878	$—	$—	$—	$—	$2,431,878
Total	$2,431,878	$—	$—	$—	$—	$2,431,878

11. Digital Assets Held

The following table summarizes Digital assets held at December 31, 2025 and December 31, 2024:

(in thousands, except units)	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin	1,274	$112,392	$111,760	$59,925
Other	NM	41,802	42,850	22,871
Total Digital assets held		$154,194	$154,610	$82,796

As of December 31, 2025, 50.0 million PYTH tokens with a fair value of $2.8 million are subject to selling restrictions. The time-based selling restrictions will unlock annually between 2026 and 2027.

The following table presents a reconciliation of the Company’s Digital assets held:

(in thousands)	Value of Digital Assets Held
At December 31, 2024	$82,796
Cumulative-effect adjustment due to the adoption of ASU 2023-08	25,358
Additions (1)	118,691,937
Dispositions (2)	(118,594,821)
Gains (3)	20,147
Losses (3)	(70,807)
At December 31, 2025	$154,610
(1) Additions primarily include purchases of digital assets.
(2) Dispositions primarily include sales of digital assets.
(3) Gains and losses are recorded primarily in Trading income, net within the Consolidated Statements of Comprehensive Income. These amounts include cumulative realized gains of $20.2 million and cumulative realized losses of $48.9 million during the year ended December 31, 2025.

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at December 31, 2025 and December 31, 2024:

(in thousands)		December 31, 2025		December 31, 2024
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(60)	$1,017,174	$(541)	$1,069,167
Commodity futures	Receivables from broker-dealers and clearing organizations	(20,294)	11,492,904	5,096	5,610,161
Currency futures	Receivables from broker-dealers and clearing organizations	4,418	4,575,259	(6,093)	5,211,677
Fixed income futures	Receivables from broker-dealers and clearing organizations	(25)	11,711	(3,890)	110,748
Options	Financial instruments owned	97,459	2,565,169	55,423	808,189
Currency forwards	Financial instruments owned	211,856	28,015,291	716,970	42,202,047

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$1,399	$940,143	$527	$1,774,043
Commodity futures	Payables to broker-dealers and clearing organizations	(4,409)	171,504	(277)	56,331
Currency futures	Payables to broker-dealers and clearing organizations	216	212,120	7,382	2,232,543
Fixed income futures	Payables to broker-dealers and clearing organizations	(199)	383,154	(74)	21,077
Options	Financial instruments sold, not yet purchased	216,992	2,637,691	5,240	820,023
Currency forwards	Financial instruments sold, not yet purchased	198,463	28,008,595	681,878	42,184,501

Derivative instruments designated as hedging instruments:
Interest rate swaps	Payables to broker-dealers and clearing organizations	—	—	2,572	1,075,000

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.

		Years Ended December 31,
(in thousands)	Financial Statements Location	2025	2024	2023
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$145,847	$218,016	$297,345
Currency forwards	Trading income, net	176,339	(93,647)	(150,071)
Options	Trading income, net	(13,756)	100,174	21,224
Interest rate swap on term loans (1)	Other, net	—	5,686	(1,720)
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	(3,216)	(39,782)	(3,994)
		$305,214	$190,447	$162,784

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$2,613	$5,842	$(35,990)
		$2,613	$5,842	$(35,990)
(1) The Company entered into a two-year $1,525 million floating-to-fixed interest rate agreement in December 2023 (the “December 2023 Swap”). The two-year interest rate swap met the criteria to be considered as a qualifying cash flow hedge under ASC 815 as of December 2023, and the mark-to-market gains (losses) on the instrument was deferred within Other comprehensive income on the Consolidated Statements of Comprehensive Income. In June 2024, the Company partially terminated and dedesignated a portion of our ongoing December 2023 Swap to an updated notional of $1,075 million, and recorded a gain of $5.7 million in Other, net. In November 2025, the cash flow hedge was discontinued upon the termination of the December 2023 Swap in accordance with its contractual terms, and no further gains or losses related to this instrument are recorded in Other comprehensive income. See Note 9 “Borrowings” for further details.
(2) The Company records the amortization of AOCI balances related to its previously terminated interest rate swaps in Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. See Note 9 “Borrowings” for further details on the previously terminated swaps.

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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of December 31, 2025, the Company held a noncontrolling interest of 50.0% in the JV.

The Company previously held a noncontrolling interest of 12.5% in another JV that also builds and maintains communication networks and related assets and followed a similar fee arrangement. As of September 1, 2024, the Company had disposed of its interest in this JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of December 31, 2025, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of December 31, 2025, the Company held approximately a 12.7% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of December 31, 2025, the Company held approximately a 8.5% noncontrolling interest in this JV.

The Company’s JVs noted above meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in the JVs under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the telecommunication JVs within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition as applicable. The Company records its pro-rata share of each JV’s earnings or losses within Other, net and fees related to the use of communication services provided by the JVs within Communications and data processing on the Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at December 31, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$92,127	$—	$92,127	$422,006

The following table presents the Company’s nonconsolidated VIEs at December 31, 2024:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$66,970	$—	$66,970	$345,235

The Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform in 2022. Upon the formation of the JV, the Company held a 51% controlling interest. The JV met the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidated this entity and recorded the interest that the Company did not own as noncontrolling interest in the Consolidated Financial Statements. On April 19, 2024, the Company entered into an agreement to sell a 49% interest in the multi-asset request-for-quote communication platform JV. The sale was completed on May 9, 2025. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$50,949	$429,354	$—	$480,303
Workflow technology	—	99,227	—	99,227
Analytics	—	37,495	—	37,495
Total revenue from contracts with customers	50,949	566,076	—	617,025

Other sources of revenue	2,898,272	102,116	14,705	3,015,093

Total revenues	$2,949,221	$668,192	$14,705	$3,632,118

Timing of revenue recognition:
Services transferred at a point in time	$2,949,221	$595,149	$14,705	$3,559,075
Services transferred over time	—	73,043	—	73,043
Total revenues	$2,949,221	$668,192	$14,705	$3,632,118

	Year Ended December 31, 2024
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$42,376	$340,211	$—	$382,587
Workflow technology	—	95,827	—	95,827
Analytics	—	38,369	—	38,369
Total revenue from contracts with customers	42,376	474,407	—	516,783

Other sources of revenue	2,331,720	32,823	(4,377)	2,360,166

Total revenues	$2,374,096	$507,230	$(4,377)	$2,876,949

Timing of revenue recognition:
Services transferred at a point in time	$2,374,096	$435,503	$(4,377)	$2,805,222
Services transferred over time	—	71,727	—	71,727
Total revenues	$2,374,096	$507,230	$(4,377)	$2,876,949

	Year Ended December 31, 2023
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$29,571	$297,089	$—	$326,660
Workflow technology	—	90,654	—	90,654
Analytics	—	38,284	—	38,284
Total revenue from contracts with customers	29,571	426,027	—	455,598

Other sources of revenue	1,813,952	20,515	3,308	1,837,775

Total revenues	$1,843,523	$446,542	$3,308	$2,293,373

Timing of revenue recognition:
Services transferred at a point in time	$1,843,523	$374,306	$3,308	$2,221,137
Services transferred over time	—	72,236	—	72,236
Total revenues	$1,843,523	$446,542	$3,308	$2,293,373

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of December 31, 2025 and 2024, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $64.5 million and $62.1 million as of December 31, 2025 and December 31, 2024, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of December 31, 2025.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.2 million and $8.1 million as of December 31, 2025 and December 31, 2024, respectively. The Company recognized the full amount of revenue during the years ended December 31, 2025 and 2024, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

Income before income taxes and noncontrolling interest is as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
(in thousands)
U.S. operations	$792,839	$456,613	$248,987
Non-U.S. operations	301,490	188,357	76,144
	$1,094,329	$644,970	$325,131

The provision for income taxes consists of the following for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current provision (benefit)
Federal	$71,858	$52,009	$14,959
State and Local	19,512	18,634	12,972
Foreign	52,043	33,652	18,016
Deferred provision (benefit)
Federal	34,024	5,194	9,125
State and Local	4,674	875	1,832
Foreign	(46)	71	4,306
Provision for income taxes	$182,065	$110,435	$61,210

A reconciliation of the provision of income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
U.S. federal statutory tax rate	$229,809	21.0%
Less: provision attributable to noncontrolling interest	(98,361)	(9.0)
State and local income tax, net of federal income tax effects (1)	24,754	2.3
Foreign tax effects
Ireland	17,428	1.6
United Kingdom	16,246	1.5
Singapore	11,589	1.1
All other jurisdictions	6,734	0.6
Effect of cross-border tax laws	(50)	0.0
Tax credits
Foreign tax credit	(29,307)	(2.7)
All other credits	(3,491)	(0.3)
Nontaxable or nondeductible items	285	0.0
Changes in unrecognized tax benefits	10,014	0.9
Other, net	(3,585)	(0.4)
Effective tax rate	$182,065	16.6%
(1) State and local taxes in New York and New York City contributed to the majority of the tax effect in this category.

The reconciliation of the tax provision at the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
(in thousands, except percentages)
Tax provision at the U.S. federal statutory rate	21.0%	21.0%
Less: rate attributable to noncontrolling interest	(9.0)%	(8.7)%
State and local taxes, net of federal benefit	2.4%	3.5%
Non-deductible expenses, net	0.3%	0.5%
Excess tax benefit (deficiency) from share based compensation	0.1%	0.3%
Foreign taxes	5.2%	6.9%
Foreign tax credits	(2.3)%	(3.8)%
Other, net	(0.6)%	(0.9)%
Effective tax rate	17.1%	18.8%

The components of the deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024
Deferred income tax assets
Tax Receivable Agreement	$91,355	$114,402
Share-based compensation	16,072	15,053
Fixed assets and other	4,153	32,980
Tax credits and net operating loss carryforwards	7,880	10,334
Less: Valuation allowance on net operating loss carryforwards and tax credits	(7,880)	(10,334)
Total deferred income tax assets	$111,580	$162,435

Deferred income tax liabilities
Intangibles	$19,158	$27,389
Fixed assets	685	431
Total deferred income tax liabilities	$19,843	$27,820

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the years ended December 31, 2025, 2024, and 2023, the income attributable to these noncontrolling interests is reported in the Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests is not reported by the Company as it is the obligation of the individual partners. Income tax expense includes foreign, state and local income tax where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Consolidated Statements of Financial Condition at December 31, 2025 and December 31, 2024 are current income tax receivables of $36.8 million and $13.2 million, respectively. These balances primarily comprise prepayments of income tax and income tax benefits due to the Company from federal, state and local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition at December 31, 2025 and December 31, 2024 are current tax liabilities of $37.8 million and $22.5 million, respectively. These balances primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At December 31, 2025, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at December 31, 2025 and 2024 of $46.8 million and $58.2 million, respectively, and has recorded related deferred tax assets of $7.9 million and $10.3 million, respectively. A full valuation allowance was recorded against these deferred tax assets at December 31, 2025 and 2024 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of December 31, 2025 and 2024 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of December 31, 2025, the Company’s tax years for 2015 through 2024 and 2017 through 2024 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2013 through 2024. The outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the financial condition, results of operations and cash flows.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss before income taxes and noncontrolling interest. Penalties, if any, are recorded in Operations and administrative expense and interest received or paid is recorded in Other, net or Operations and administrative expense in the Consolidated Statements of Comprehensive Income, respectively.

The Company had $19.2 million of unrecognized tax benefits as of December 31, 2025, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of December 31, 2025.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in Accounts payable and accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

(in thousands)
Balance at December 31, 2023	$6,802
Decreases based on tax positions related to prior period	—
Increase based on tax positions related to current period	1,464
Balance at December 31, 2024	8,266
Decreases based on tax positions related to prior period	(5,533)
Increase based on tax positions related to current period	16,444
Balance at December 31, 2025	$19,177

The amounts of cash income taxes paid by the Company were as follows:

Year Ended December 31,
(in thousands)	2025
Federal	$55,886
State and local
New York City	11,287
All other states	7,783
Foreign
United Kingdom	22,007
Ireland	13,981
All other foreign	11,004
Income taxes, net of amounts refunded	$121,948

Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBB”), was signed into law on July 4, 2025. The OBBB, amongst other things, extends permanently, with modifications, certain tax provisions enacted as part of Public Law No. 115-97, commonly referred to as The Tax Cuts and Jobs Act (“TCJA”). Certain domestic provisions have retroactive effects beginning in 2025, while the international provisions are generally effective for years beginning after December 31, 2025. The Company determined that the OBBB did not have a material impact on its Consolidated Financial Statements and related disclosures for the year ended December 31, 2025. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

16. Commitments, Contingencies and Guarantees

Legal and Regulatory Proceedings

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations or investigations and other proceedings, any of which could result in the imposition of fines, penalties or other sanctions against the Company. The Company and its subsidiaries are subject to several of these matters at the present time. As previously disclosed in prior regulatory filings, the U.S. Securities and Exchange Commission (“SEC”) undertook an investigation of aspects of the Company’s internal information access barriers. The Company cooperated with this civil investigation and engaged in settlement discussions but was unable to reach a settlement. In September 2023, the SEC filed an action against the Company in federal court in the Southern District of New York, alleging violations of federal securities laws with respect to the Company’s information barriers policies and procedures for a specified time period in and around January 2018 to April 2019 and related statements made by the Company during such period. In December 2025, the matter was resolved as the Company voluntarily consented to the entry of a final order without admitting or denying the SEC’s allegations with respect to its policies and procedures. Pursuant to the order, the Company paid a penalty in the amount of $2.5 million and consented to an injunction with respect to violations of Section 15(g) of the Securities Exchange Act of 1934, while the SEC’s claims with respect to the Company’s statements were dismissed with prejudice.

In matters related to the SEC investigation noted above, the Company and certain of its current and former executive officers were named as defendants on May 19, 2023 in Hiebert v. Virtu Financial, Inc., No. 23-cv-03770 and on October 31, 2023 in City of Birmingham Retirement and Relief System v. Virtu Financial, Inc., No. 23-cv-08123. The complaints were each filed by purported stockholders in the Eastern District of New York on behalf of a putative class and assert that the Company made materially false and misleading statements and omissions in its public filings in violation of federal securities laws. The complaints were subsequently consolidated and recaptioned in re Virtu Financial, Inc. Securities Litigation, No. 23-cv-03770. The Company believes the defendants have meritorious defenses against claims that its public disclosures were inadequate or misleading. The Company maintains that such disclosures were true and accurate and compliant with applicable law, and the defendants are defending themselves vigorously. The Company also has received requests for information related to the SEC investigation pursuant to Section 220 of the Delaware General Corporation Law from counsel for purported stockholders. On March 26, 2025, members of the Company’s Board of Directors and certain current and former executives were named in a derivative complaint in Adams v. Viola et al., No. 1:25-cv-1688 filed on behalf of the Company in the Eastern District of New York in which it is asserted that the defendants breached fiduciary duties to the Company related to the FS matter. A similar derivative complaint was filed on April 9, 2025 in Deisz v. Viola et al., 25-CV-1958 in the Eastern District of New York against current and former members of the Board of Directors and executives. The derivative complaints were subsequently consolidated and recaptioned In re Virtu Financial Inc. Derivative Litigation. On December 11, 2025, a complaint making similar allegations against current and former directors and officers, captioned Curti v. Viola et al., No. 2025-1441-KSJM, was filed in Delaware Chancery Court. The defendants in these cases deny that they breached any fiduciary duties related to the FS matter and are defending themselves vigorously.

On November 30, 2020, the Company was named as a defendant in In re United States Oil Fund, LP Securities Litigation, No. 20-cv-4740. The consolidated amended complaint was filed in federal district court in New York on behalf of a putative class, and asserts claims against the Company and numerous other financial institutions under Section 11 of the Securities Act of 1933 in connection with trading in United States Oil Fund, LP, a crude oil ETF. The complaint also names the ETF, its sponsor, and related individuals as defendants. The complaint did not specify the amount of alleged damages. Defendants moved to dismiss the consolidated amended complaint on January 29, 2021; the motion was granted on September 29, 2025. In November, 2025, the plaintiffs moved for leave to file a proposed second amended complaint, briefing was completed on the motion and it is currently pending before the court. The Company believes that the claims are without merit and plans to continue defending itself vigorously if necessary.

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint, filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint (the “220 Complaint”) alleged that the stockholder sought Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company made substantial productions of documents and other information in response to plaintiff's requests. In January 2025, the plaintiff voluntarily dismissed the 220 Complaint and filed a complaint in the Court of Chancery of the State of Delaware naming the Company and its directors, officers, and controlling stockholder as defendants, captioned Iron Workers Local No. 55 Pension Fund v. Viola et al., No. 2025-0058-JTL, alleging breaches of fiduciary duties which purportedly have caused harm to holders of the Company’s Class A common stock. The defendants in these cases deny they breached their fiduciary duties and are defending themselves vigorously.

On October 17, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Mallinckrodt PLC, et al. (Reorganized Debtors); Opioid Master Disbursement Trust II v. Argos Capital Appreciation Master Fund LP et al No. 20-12522. The complaint alleges that Mallinckrodt PLC engaged in a share repurchase program from 2015 through 2018 pursuant to which it repurchased its own shares in various open market transactions, a period during which it was allegedly insolvent. The debtor plaintiff is seeking to unwind the transactions consummated under the program, alleging such transactions constituted fraudulent transfers by the debtor. The Company believes it has meritorious defenses against any unwinding of transactions, and the court granted its motion to dismiss in March 2025. The debtor plaintiff appealed the dismissal to the United States District Court for the District of Delaware, and the district court affirmed the bankruptcy court’s dismissal in November 2025.

On December 1, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Northwest Biotherapeutics, Inc. v. Canaccord Genuity LLC, et al No. 1:22-cv-10185, filed in United States District Court in the Southern District of New York. The initial complaint alleged that defendants engaged in market manipulation in the plaintiff’s stock during a period from 2018 to 2022. A first amended complaint was filed on April 10, 2023, bringing substantially the same allegations as the initial complaint. The first amended complaint was dismissed with leave to amend on February 14, 2024. Plaintiff filed a second amended complaint on March 18, 2024. Neither the operative complaint nor prior iterations specify the amount of alleged damages. On March 27, 2025, the district court partially granted the defendants’ motion to dismiss. On November 14, 2025, the Company’s subsidiary, along with another market maker, was named as a defendant in Genius Group Limited v. Citadel Securities LLC, et al No. 1:25-CV-09546, filed in United States District Court in the Southern District of New York. The putative class action complaint alleges that defendants engaged in market manipulation of the plaintiff’s stock during a period from 2022 to 2025. On January 7, 2026, the Company, along with several other parties, was named as a defendant in Asia Broadband, Inc. v. Virtu Financial Inc. et al No. 2:26-cv-00175, filed in United States District Court in the Central District of California. The putative class action complaint alleges that the defendants engaged in market manipulation of the plaintiff’s stock during a period from 2021 to 2025. The Company believes that all of these claims are without merit and is defending itself vigorously.

On October 7, 2024, the Company and its 50% owned subsidiary, NLN Holdings, LLC, along with several other defendants, were named in a lawsuit brought by Skywave Networks, LLC in the United States District Court for the Northern District of Illinois, Skywave Networks, LLC v. DiSomma, et al., 1:24-cv-09650 (N.D.Ill.). The complaint alleges that defendants engaged in violations of federal law, 18 U.S.C. sec. 1962, in connection with the application for and utilization of various licenses issued by the Federal Communications Commission, purportedly harming plaintiffs’ attempts to offer certain network communications capacity on a commercial basis. The complaint does not specify any amount of alleged damages. On February 13, 2025, the plaintiffs filed a First Amended Complaint which does not specify any amount of alleged damages. On December 2, 2025, the court granted the Company’s motion to dismiss the complaint. On December 31, 2025, the Plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. The Company believes that the claims are without merit and intends to continue to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted, while others remain pending while others have been withdrawn. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”), which had a previous compliance date commencing in November 2025, and the compliance date for tick size and access fees rule changes have been delayed until November 2026, and the infrastructure rule proposal concerning odd lots has been delayed until May 2026, (ii) adopted amendments to Rule 605 of Regulation NMS, which had an initial compliance date on or about December 15, 2025 which has been postponed until August 1, 2026, and (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provided for fee collection commencing in November 2024 but which was ultimately struck down by the 11th Circuit Court of Appeals.

In June of 2025, under Chair Atkins, the SEC withdrew the following previously pending proposals: (i) Proposed Rule 615 of Regulation NMS (i.e., the Order Competition Rule), (ii) Regulation Best Execution, (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. Further, the FTC took steps to dismiss its appeal and accede to a vacatur of its previously announced final rule banning most non-compete clauses in employer-employee contracts. Other recent developments in law and regulation relating to digital assets and cryptocurrency include the adoption of the Guiding and Establishing National innovation for U.S. Stablecoins Act (the “GENIUS Act”) and the proposal of the Digital Asset Market Clarity Act (the “CLARITY Act”) and the “Responsible Financial Innovation Act of 2025” in the United States, and the adoption of the Markets in Crypto-Assets Regulation (MiCAR) in the EU. These remaining pending or potential rule changes in law, rule or regulation, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry, though may also have positive impacts. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company’s practice to cooperate and comply with the requests for information and documents.

As indicated above, the Company is currently the subject of various regulatory reviews and investigations by state, federal and foreign regulators and SROs, including the SEC and FINRA. In some instances, these matters may result in a disciplinary action and/or a civil or administrative action. Further, as noted in the above Legal and Regulatory Proceedings section, there is inherent difficulty in predicting the outcome of regulatory examinations or investigations, and the Company cannot estimate losses or ranges of losses for these matters above what has already been accrued for.

Representations and Warranties; Indemnification Arrangements

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties in addition to indemnification obligations, including indemnification obligations in connection with the Acquisition of KCG and the ITG Acquisition. The Company’s maximum exposure under these arrangements is currently unknown, as such exposure could relate to claims not yet brought or events which have not yet occurred.

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and general indemnifications. The Company has also provided general indemnifications to its managers, officers, directors, employees, and agents against expenses, legal fees, judgments, fines, settlements, and other amounts actually and reasonably incurred by such persons under certain circumstances as more fully disclosed in its operating agreement. The overall maximum amount of the obligations (if any) cannot reasonably be estimated as it will depend on the facts and circumstances that give rise to any claims.

17. Leases

The Company’s leases are primarily for corporate office space, datacenters, and technology equipment. The leases have remaining terms of one to ten years, some of which include options to extend the initial term at the Company’s discretion. The lease terms used in calculating ROU assets and lease liabilities include the options to extend the initial term when the Company is reasonably certain of exercising the options. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. In addition to the base rental costs, the Company’s lease agreements for corporate office space generally provide for rent escalations resulting from increased assessments for operating expenses, real estate taxes and other charges. Payments for such reimbursable expenses are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.

The Company also subleases certain office space and facilities to third parties. The subleases have remaining terms of one to six years. The Company recognizes amounts received from subleases on a straight-line basis over the term of the sublease within Operations and administrative expense on the Consolidated Statements of Comprehensive Income.

As the implied discount rate for most of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate on its secured borrowings in determining the present value of lease payments.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	December 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$213,707	$175,046
Operating lease liabilities	Operating lease liabilities	261,169	229,825

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	36,611	42,915
Accumulated depreciation	Property, equipment, and capitalized software, net	(17,703)	(20,755)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	19,984	23,095

Weighted average remaining lease term and discount rate are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	4.40 years	4.60 years
Finance leases	2.58 years	3.53 years
Weighted average discount rate
Operating leases	5.95%	6.36%
Finance leases	5.83%	5.97%

The components of lease expense are as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost:
Fixed	$70,553	$73,046	$76,424
Variable	6,745	5,856	6,151
Impairment of ROU Asset	465	10,031	—
Total Operating lease cost	$77,763	$88,933	$82,575

Sublease income	13,077	16,896	19,506

Finance lease cost:
Amortization of ROU Asset	$7,751	$10,512	$9,079
Interest on lease liabilities	1,224	1,559	1,156
Total Finance lease cost	$8,975	$12,071	$10,235

See Note 2 “Summary of Significant Accounting Policies” in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on the classification of these expenses in the Consolidated Statements of Comprehensive Income.

For the year ended December 31, 2024, the Company recognized $16.2 million in Termination of office leases on the Consolidated Statements of Comprehensive Income, primarily comprising of $10.0 million of impairments of ROU assets and $6.5 million of cost related to asset retirement obligations associated with certain leased office spaces. In September 2025, in connection with the finalization of an agreement related to the restoration requirements for such leased office spaces, the Company recorded a reduction of $6.5 million in its asset retirement obligations and the related cost within Termination of office leases.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of December 31, 2025, are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$80,092	$9,041
2027	75,738	7,871
2028	68,010	3,982
2029	24,378	662
2030	21,519	—
2031 and thereafter	28,375	—
Total lease payments	$298,112	$21,556
Less imputed interest	(36,943)	(1,572)
Total lease liability	$261,169	$19,984

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,061,697	$872,513
Cash restricted or segregated under regulations and other	64,744	41,478
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,126,441	$913,991

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. The Founder Member controls approximately 87.1% of the combined voting power of our common stock as a result of its ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.2% interest in Virtu Financial at December 31, 2025.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of December 31, 2025 and December 31, 2024, there were 3,402,959 and 3,994,744 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 591,785 and 46,028 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the years ended December 31, 2025 and 2024, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorizes the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases are also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions are determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through December 31, 2025, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of December 31, 2025, the Company has approximately $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the years ended December 31, 2025, 2024, and 2023, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 566,924, 43,391, and 186,394 units, respectively, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$(3,785)	$(1,158)	$—
Foreign exchange translation adjustment	(12,006)	8,995	—	(3,011)
Total	$(7,063)	$5,210	$(1,158)	$(3,011)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Consolidated Statements of Comprehensive Income. In November 2025, the cash flow hedge was discontinued upon the termination of the interest rate swap in accordance with its contractual terms, and the Company expects no further gains or losses related to the interest rate swap to be recorded in AOCI or reclassified from AOCI into earnings.

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

The following table summarizes activity related to stock options for the years ended December 31, 2025, 2024, and 2023:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price Per Share
At December 31, 2022	1,521,776	$19.00	2.24	1,521,776	$19.00
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(10,000)	—	—	(10,000)	—
At December 31, 2023	1,511,776	$19.00	1.24	1,511,776	$19.00
Granted	—	—	—	—	—
Exercised	(695,276)	19.00	—	(695,276)	19.00
Forfeited or expired	(2,750)	—	—	(2,750)	—
At December 31, 2024	813,750	$19.00	0.24	813,750	$19.00
Granted	—	—	—	—	—
Exercised	(813,750)	19.00	—	(813,750)	19.00
Forfeited or expired	—	—	—	—	—
At December 31, 2025	—	$—	0.00	—	$—

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the years ended December 31, 2025, 2024, and 2023, respectively, there were 528,221, 878,091, and 868,315 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $44.9 million, $29.1 million, and $22.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the years ended December 31, 2025, 2024, and 2023:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2022	3,954,833	$28.13
Granted	3,763,217	19.28
Forfeited	(187,053)	26.45
Vested	(2,627,823)	23.46
At December 31, 2023	4,903,174	$23.90
Granted	3,679,417	18.74
Forfeited	(133,909)	21.67
Vested	(2,884,150)	21.54
At December 31, 2024	5,564,532	$21.77
Granted (1)	3,693,225	39.27
Forfeited	(175,308)	25.52
Vested	(3,306,413)	25.37
At December 31, 2025	5,776,036	$30.79
(1) Excluded in the number of RSUs and RSAs are 100,000 participating RSAs for the year ended December 31, 2025, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $56.5 million, $46.4 million, and $42.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, of compensation expense in relation to RSUs. As of December 31, 2025 and December 31, 2024, total unrecognized share-based compensation expense related to unvested RSUs was $95.9 million and $53.5 million, respectively, and this amount is to be recognized over a weighted average period of 1.0 year and 0.9 years, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consisted of the following at December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Capitalized software costs	$180,937	$131,876
Leasehold improvements	22,364	21,143
Furniture and equipment	330,079	318,598
Total	533,380	471,617
Less: Accumulated depreciation and amortization	(437,002)	(380,202)
Total property, equipment and capitalized software, net	$96,378	$91,415

Depreciation expense for property and equipment for the years ended December 31, 2025, 2024, and 2023 was approximately $19.7 million, $24.5 million, and $25.6 million, respectively, and is included within depreciation and amortization expense in the Consolidated Statements of Comprehensive Income.

The Company’s capitalized software development costs were approximately $46.5 million, $44.7 million, and $40.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The related amortization expense was approximately $44.7 million, $41.3 million, and $37.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included within Depreciation and amortization in the Consolidated Statements of Comprehensive Income.

22. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiary, Virtu Americas LLC (“VAL”), is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.2 million of capital in connection with the operation of its designated market maker (“DMM”) business as of December 31, 2025. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

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

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiary as of December 31, 2025 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$561,242	$1,000	$560,242

As of December 31, 2025, VAL had $55.5 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.7 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of December 31, 2025 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$15,133	$182	$14,951
Ireland
Virtu Europe Trading Limited	86,656	28,283	58,373
Virtu Financial Ireland Limited	122,901	64,951	57,950
United Kingdom
Virtu ITG UK Limited	2,218	1,011	1,207
Asia Pacific
Virtu ITG Australia Limited	35,511	13,262	22,249
Virtu ITG Hong Kong Limited	8,200	586	7,614
Virtu ITG Singapore Pte Limited	1,062	218	844
Virtu Financial Singapore Pte. Ltd.	278,288	198,100	80,188

As of December 31, 2025, Virtu Europe Trading Limited had $0.3 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the years ended December 31, 2025, 2024, and 2023 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2025
Total revenues	$2,949,221	$668,192	$14,705	$3,632,118
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	650,150	119,624	—	769,774
Interest and dividends expense	641,584	5,864	—	647,448
Other segment items (2)	766,893	352,142	1,532	1,120,567
Total operating expenses	2,058,627	477,630	1,532	2,537,789
Income (loss) before income taxes and noncontrolling interest	$890,594	$190,562	$13,173	$1,094,329

2024
Total revenues	$2,374,096	$507,230	$(4,377)	$2,876,949
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	573,382	101,044	—	674,426
Interest and dividends expense	524,158	5,019	—	529,177
Other segment items (2)	685,504	339,407	3,465	1,028,376
Total operating expenses	1,783,044	445,470	3,465	2,231,979
Income (loss) before income taxes and noncontrolling interest	$591,052	$61,760	$(7,842)	$644,970

2023
Total revenues	$1,843,523	$446,542	$3,308	$2,293,373
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	420,608	87,750	—	508,358
Interest and dividends expense	497,895	2,572	—	500,467
Other segment items (2)	609,418	345,780	4,219	959,417
Total operating expenses	1,527,921	436,102	4,219	1,968,242
Income (loss) before income taxes and noncontrolling interest	$315,602	$10,440	$(911)	$325,131

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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues:
United States	$2,939,967	$2,362,481	$1,920,748
Ireland	386,992	273,215	206,507
Others	305,159	241,253	166,118
Total revenues	$3,632,118	$2,876,949	$2,293,373

24. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of December 31, 2025, and December 31, 2024, the Company had a net payables to its affiliates of $10.6 million and a net payables to its affiliates of $0.1 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $11.3 million, $11.1 million, and $12.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, to JNX for these trading activities.

The Company pays monthly use fees and makes certain contributions to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Consolidated Statements of Comprehensive Income. The Company previously held a similar arrangement with another telecommunication JV and paid a monthly use fee, and the Company disposed of its interests in this JV and ended the monthly fee arrangement as of September 1, 2024. The Company made payments to these JVs of $45.1 million, $35.5 million, and $32.6 million to the JVs for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company paid $5.5 million, $8.0 million, and $4.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company made a one-time payment of $0.1 million to a founder-affiliated corporation in 2024 for expenses related to the Company’s corporate events held during the period.

In the second quarter of 2022, the Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform and consolidated this JV. See Note 13 “Variable Interest Entities” for further details. On April 19, 2024, the Company entered into an agreement to sell a 49% interest in this JV. The sale was completed on May 9, 2025. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

25. Parent Company

    VFI is the managing member of Virtu Financial, which guarantees the indebtedness of its direct subsidiary under the First Lien Term B-2 Loan Facility (see Note 9 “Borrowings”). VFI is limited in its ability to receive distributions (including for purposes of paying corporate and other overhead expenses and dividends) from Virtu Financial under the Credit Agreement. The following financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the Consolidated Financial Statements of the Company and the foregoing.

Virtu Financial, Inc.
(Parent Company Only)
Statements of Financial Condition

(In thousands except interest data)	December 31, 2025	December 31, 2024
Assets
Cash	$116,534	$30,369
Deferred tax asset	88,644	131,568
Investment in subsidiary	3,305,034	3,039,061
Other assets	—	18,942
Total assets	$3,510,212	$3,219,940

Liabilities, redeemable membership interest and equity
Liabilities
Payable to affiliate	$1,743,480	$1,741,974
Accounts payable and accrued expenses and other liabilities	598	25,200
Deferred tax liabilities	2,000	2,000
Tax receivable agreement obligations	181,855	196,592
Total liabilities	1,927,933	1,965,766

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 140,877,669 and 137,479,751 shares, Outstanding — 84,919,931 and 84,976,325 shares at December 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at December 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 7,970,185 and 8,561,970 shares at December 31, 2025 and December 31, 2024, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at December 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost, 55,957,738 and 52,503,426 shares at December 31, 2025 and December 31, 2024, respectively	(1,475,666)	(1,339,913)
Additional paid-in capital	1,541,684	1,432,240
Retained earnings	1,519,270	1,168,908
Accumulated other comprehensive income (loss)	(3,011)	(7,063)
Total Virtu Financial Inc. stockholders' equity	1,582,279	1,254,174

Total liabilities and stockholders' equity	$3,510,212	$3,219,940

Virtu Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2025	2024	2023
Revenues:
Other Income	$—	$—	$—
	—	—	—

Operating Expenses:
Operations and administrative	(1,801)	(142)	(213)

Income (loss) before equity in income of subsidiary	1,801	142	213
Equity in income (loss) of subsidiary, net of tax	466,560	534,393	263,708
Net income (loss)	$468,361	$534,535	$263,921

Net income (loss) attributable to common stockholders	$468,361	$534,535	$263,921
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	8,995	(5,637)	6,952
Net change in unrealized cash flow hedges gains (losses), net of taxes	(4,943)	(18,473)	(21,509)
Comprehensive income (loss)	$472,413	$510,425	$249,364

Virtu Financial, Inc.
(Parent Company Only)
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$468,361	$534,535	$263,921

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary, net of tax	34,005	(139,113)	223,376
Tax receivable agreement obligation reduction	6,036	338	997
Deferred taxes	42,924	(1,224)	8,795
Changes in operating assets and liabilities:	(4,179)	50,878	1,129
Net cash provided by operating activities	547,147	445,414	498,218

Cash flows from investing activities
Investments in subsidiaries, equity basis	99,498	67,741	66,644
Net cash provided by investing activities	99,498	67,741	66,644

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(349,347)	(299,403)	(306,136)
Repurchase of Class C common stock	(1,566)	—	(1,566)
Purchase of treasury stock	(188,794)	(191,138)	(229,012)
Tax receivable agreement obligations	(20,773)	(20,226)	(23,275)
Issuance of common stock in connection with secondary offering, net of offering costs	—	—	—
Net cash used in financing activities	(560,480)	(510,767)	(559,989)

Net increase (decrease) in Cash	86,165	2,388	4,873
Cash, beginning of period	30,369	27,981	23,108
Cash, end of period	$116,534	$30,369	$27,981

Supplemental disclosure of cash flow information:
Taxes paid	$67,427	$10,675	$14,957

Non-cash financing activities
Tax receivable agreement described in Note 5	(4,497)	(209)	(3,787)
Repurchase of Class C common stock	(1,018)	(76)	(2,330)
Purchase of treasury stock	(406)	(1,340)	—

26. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Consolidated Financial Statements or the notes thereto, except for the following:

On January 29, 2026, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on March 16, 2026 to holders of record as of February 27, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that as of December 31, 2025, internal control over financial reporting is effective.

    PricewaterhouseCoopers LLP has audited our internal control over financial reporting as of December 31, 2025. Their report is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months and the year ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this Item, including the information required by Item 408(b) of Regulation S-K related to our insider trading policies and procedures, will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 10, the 2026 Proxy Statement is incorporated herein by this reference. All references to the 2026 Proxy Statement in this Part III are exclusive of the information set forth under the caption “Audit Committee Report.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 11, the 2026 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 12, the 2026 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 13, the 2026 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 14, the 2026 Proxy Statement is incorporated herein by this reference.

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

10.21†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Joseph Molluso (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.22†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.23†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 3, 2022, by and between Virtu Financial, Inc. and Stephen Cavoli (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-37352), filed on February 18, 2022).

10.24†	Virtu Financial, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 25, 2021)
10.25†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of March 1, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on May 3, 2022).

10.26†
Virtu Financial, Inc. Second Amended and Restated Employment Agreement, dated as of April 29, 2022, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on August 2, 2022).

10.27†
Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Joseph Molluso (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.28†
Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Brett Fairclough (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.29†
Virtu Financial, Inc. Amended and Restated Employment Agreement, dated as of December 1, 2022, by and between Virtu Financial Operating LLC and Stephen Cavoli (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 17, 2023).

10.30†
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

10.34†
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement, dated as of February 3, 2023, by and between Virtu Financial, Inc. and Brett Fairclough (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 28, 2023).

10.35†
Virtu Financial Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 26, 2024).

10.36
Amendment No. 1, dated June 21, 2024, to the Credit Agreement, dated January 13, 2022, among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on July 26, 2024).

10.37†
Employment Agreement, dated as of April 29, 2024, by and between Virtu Financial Operating LLC and Cindy Lee (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on July 26, 2024).

10.38
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

10.39†
Amendment No. 1 to the Amended and Restated Employee Agreement, dated as of February 26, 2025, by and between Virtu Financial Operating LLC and Joseph Molluso (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 29, 2025).

10.40†
Amendment No. 1 to the Amended and Restated Employee Agreement, dated as of February 26, 2025, by and between Virtu Financial Operating LLC and Stephen Cavoli (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on April 29, 2025).

10.41†
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan (incorporated by reference from Annex A to Virtu Financial, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2025).

10.42†
Separation Agreement, dated as of July 29, 2025, by and between Virtu Financial, Inc. and Douglas A. Cifu (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on October 30, 2025).

10.43
Amendment No. 3, dated September 23, 2025, to the Credit Agreement, dated January 13, 2022 (as amended by Amendment No. 1, dated June 21, 2024 and Amendment No. 2, dated February 19, 2025), among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on October 30, 2025).

10.44†
Third Amended and Restated Employment Agreement, dated as of September 30, 2025, between Virtu Financial Operating LLC and Aaron Simons (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352) filed on October 30, 2025).

10.45†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 2, 2024, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.46†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 2, 2024, by and between Virtu Financial, Inc. and Joseph Molluso.

10.47†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 2, 2024, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.48†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 2, 2024, by and between Virtu Financial, Inc. and Brett Fairclough.

10.49†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2025, by and between Virtu Financial, Inc. and Douglas A. Cifu.

10.50†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2025, by and between Virtu Financial, Inc. and Joseph Molluso.

10.51†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2025, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.52†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2025, by and between Virtu Financial, Inc. and Brett Fairclough.

10.53†*
Virtu Financial, Inc. Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2025, by and between Virtu Financial, Inc. and Cindy Lee.

10.54†*
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2026, by and between Virtu Financial, Inc. and Aaron Simons.

10.55†*
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2026, by and between Virtu Financial, Inc. and Joseph Molluso.

10.56†*
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2026, by and between Virtu Financial, Inc. and Stephen Cavoli.

10.57†*
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2026, by and between Virtu Financial, Inc. and Brett Fairclough.

10.58†*
Virtu Financial, Inc. Second Amended and Restated 2015 Management Incentive Plan Employee Restricted Stock Unit and Common Stock Award Agreement, dated as of February 4, 2026, by and between Virtu Financial, Inc. and Cindy Lee.

19.1	Virtu Financial, Inc. Securities Trading Policy (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-37352) filed on February 21, 2025).
21.1*	Subsidiaries of Virtu Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
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

Virtu Financial, Inc.

DATE:	February 20, 2026	By:	/s/ Aaron Simons
Aaron Simons
Chief Executive Officer

DATE:	February 20, 2026	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Simons and Cindy Lee, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2026.

Signature	Title

/s/ Aaron Simons	Chief Executive Officer (Principal Executive Officer) and Director
Aaron Simons

/s/ Cindy Lee	Chief Financial Officer (Principal Financial and Accounting Officer)
Cindy Lee

/s/ Michael Viola	Chairman of the Board of Directors
Michael Viola

/s/ Vincent Viola	Chairman Emeritus and Director
Vincent Viola

/s/ William F. Cruger, Jr.	Director
William F. Cruger, Jr.

/s/ Virginia Gambale	Director
Virginia Gambale

/s/ Joseph J. Grano, Jr.	Director
Joseph J. Grano, Jr.

/s/ Joanne Minieri	Director
Joanne Minieri

/s/ John D. Nixon	Director
John D. Nixon

/s/ Christopher Quick	Director
Christopher Quick

/s/ David Urban	Director
David Urban