Form 10-Q
period 2026-03-31
Virtu Financial, Inc.
filed 2026-05-01
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of April 24, 2026
Class A common stock, par value $0.00001 per share	87,024,431
Class C common stock, par value $0.00001 per share	7,970,185
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$973,225	$1,061,697
Cash restricted or segregated under regulations and other	56,976	64,744
Securities borrowed	3,055,305	3,191,138
Securities purchased under agreements to resell	1,644,231	988,929
Receivables from broker-dealers and clearing organizations ($85,909 and $328,934 at fair value, as of March 31, 2026 and December 31, 2025, respectively)	3,811,176	1,896,405
Trading assets, at fair value:
Financial instruments owned	9,604,518	7,343,032
Financial instruments owned and pledged	3,398,669	3,208,525
Receivables from customers	297,628	161,561
Property, equipment and capitalized software (net of accumulated depreciation of $451,820 and $437,002 as of March 31, 2026 and December 31, 2025, respectively)	103,616	96,378
Operating lease right-of-use assets	201,273	213,707
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $487,375 and $475,592 as of March 31, 2026 and December 31, 2025, respectively)	143,148	154,931
Deferred tax assets	86,423	92,422
Other assets ($298,391 and $242,121, at fair value, as of March 31, 2026 and December 31, 2025, respectively)	590,146	528,341
Total assets	$25,115,260	$20,150,736

Liabilities and equity
Liabilities
Short-term borrowings	$154,973	$12,382
Securities loaned	3,723,360	3,477,831
Securities sold under agreements to repurchase	2,214,540	1,405,639
Payables to broker-dealers and clearing organizations ($245,868 and $181,272, at fair value, as of March 31, 2026 and December 31, 2025, respectively)	1,401,039	998,276
Payables to customers	69,601	43,103
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	12,347,691	9,105,263
Tax receivable agreement obligations	166,453	181,855
Accounts payable, accrued expenses and other liabilities	568,457	652,352
Operating lease liabilities	247,500	261,169
Long-term borrowings	2,025,112	2,039,463
Total liabilities	22,918,726	18,177,333

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 142,979,907 and 140,877,669 shares, Outstanding — 87,022,169 and 84,919,931 shares at March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at March 31, 2026 and December 31, 2025, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 7,970,185 and 7,970,185 shares at March 31, 2026 and December 31, 2025, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at March 31, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost, 55,957,738 and 55,957,738 shares at March 31, 2026 and December 31, 2025, respectively	(1,475,666)	(1,475,666)
Additional paid-in capital	1,591,921	1,541,684
Retained earnings	1,623,693	1,519,270
Accumulated other comprehensive income (loss)	(4,975)	(3,011)
Total Virtu Financial Inc. stockholders' equity	1,734,975	1,582,279

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Noncontrolling interest	461,559	391,124
Total equity	2,196,534	1,973,403

Total liabilities and equity	$25,115,260	$20,150,736
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Revenues:
Trading income, net	$789,146	$589,983
Interest and dividends income	127,518	109,053
Commissions, net and technology services	186,625	151,307
Other, net	(7,962)	(12,474)
Total revenue	1,095,327	837,869

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	138,828	221,875
Communication and data processing	66,875	59,803
Employee compensation and payroll taxes	208,355	119,356
Interest and dividends expense	177,927	131,328
Operations and administrative	29,073	22,136
Depreciation and amortization	16,429	15,932
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783
Termination of office leases	(16)	10
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,656	1,681
Transaction advisory fees and expenses	—	338
Financing interest expense on long-term borrowings	34,845	29,891
Total operating expenses	685,755	614,133
Income before income taxes and noncontrolling interest	409,572	223,736
Provision for income taxes	62,976	34,101
Net income	346,596	189,635
Noncontrolling interest	(164,287)	(89,954)

Net income available for common stockholders	$182,309	$99,681

Earnings per share
Basic	$1.99	$1.09
Diluted	$1.99	$1.08

Weighted average common shares outstanding
Basic	86,093,727	85,681,015
Diluted	86,093,727	86,047,558

Net income	$346,596	$189,635
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(3,420)	4,740
Net change in unrealized cash flow hedges gain (loss), net of taxes	—	(2,110)
Comprehensive income	343,176	192,265
Less: Comprehensive income attributable to noncontrolling interest	(162,831)	(91,075)
Comprehensive income attributable to common stockholders	$180,345	$101,190

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2026 and 2025

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2025	140,877,669	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,541,684	$1,519,270	$(3,011)	$1,582,279	$391,124	$1,973,403
Share based compensation	3,514,983	—	—	—	—	—	—	—	50,237	—	—	50,237	—	50,237
Treasury stock purchases	(1,412,745)	—	—	—	—	—	—	—	—	(55,792)	—	(55,792)	—	(55,792)
Net income	—	—	—	—	—	—	—	—	—	182,309	—	182,309	164,287	346,596
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,964)	(1,964)	(1,456)	(3,420)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,094)	—	(22,094)	(92,396)	(114,490)
Balance at March 31, 2026	142,979,907	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,591,921	$1,623,693	$(4,975)	$1,734,975	$461,559	$2,196,534

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Share based compensation	2,650,096	—	—	—	—	—	—	—	42,028	—	—	42,028	—	42,028
Repurchase of Class C common stock	—	—	(16,265)	—	—	—	—	—	(645)	—	—	(645)	—	(645)
Treasury stock purchases	(1,018,757)	—	—	—	—	—	(1,321,211)	(47,982)	—	(40,779)	—	(88,761)	—	(88,761)
Stock options exercised	120,000	—	—	—	—	—	—	—	2,280	—	—	2,280	—	2,280
Net income	—	—	—	—	—	—	—	—	—	99,681	—	99,681	89,954	189,635
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,720	2,720	2,020	4,740
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(1,211)	(1,211)	(899)	(2,110)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,164)	—	(22,164)	(72,524)	(94,688)
Issuance of common stock in connection with employee exchanges	350,858	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(350,858)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	139,581,948	$1	8,194,847	$—	60,091,740	$1	(53,824,637)	$(1,387,895)	$1,475,903	$1,227,446	$(5,554)	$1,309,902	$251,754	$1,561,656

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$346,596	$189,635

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,429	15,932
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783
Debt issue cost related to debt refinancing and prepayment	200	—
Amortization of debt issuance costs and deferred financing fees	1,831	1,597
Termination of office leases	(16)	10
Share-based compensation	34,459	21,888
Deferred taxes	5,999	6,095
Other	9,994	6,499
Changes in operating assets and liabilities:
Securities borrowed	135,833	(485,876)
Securities purchased under agreements to resell	(655,302)	(169,149)
Receivables from broker-dealers and clearing organizations	(1,914,771)	(756,950)
Trading assets, at fair value	(2,451,630)	(918,329)
Receivables from customers	(136,067)	(39,578)
Operating lease right-of-use assets	12,434	11,816
Other assets	(70,252)	26,898
Securities loaned	245,529	395,147
Securities sold under agreements to repurchase	808,901	189,627
Payables to broker-dealers and clearing organizations	402,763	(143,428)
Payables to customers	26,498	20,620
Trading liabilities, at fair value	3,242,428	1,675,885
Operating lease liabilities	(13,669)	(13,511)
Accounts payable, accrued expenses and other liabilities	(60,119)	(31,647)
Net cash provided by (used in) operating activities	(149)	14,964

Cash flows from investing activities
Development of capitalized software	(26,041)	(23,926)
Acquisition of property and equipment	(5,608)	(5,732)
Other investing activities	(4,426)	(1,350)
Net cash provided by (used in) investing activities	(36,075)	(31,008)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(114,490)	(94,688)
Repurchase of Class C common stock	—	(1,566)
Purchase of treasury stock	(55,792)	(88,927)
Stock options exercised	—	2,280
Short-term borrowings, net	144,538	77,685
Proceeds from long-term borrowings	—	1,245,000
Repayment of long-term borrowings	(15,450)	(1,245,000)
Payment of tax receivable agreement obligations	(15,402)	(20,773)
Debt issuance costs	—	(5,684)
Net cash provided by (used in) financing activities	(56,596)	(131,673)

Effect of exchange rate changes on cash and cash equivalents	(3,420)	4,740

Net increase (decrease) in cash and cash equivalents	(96,240)	(142,977)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,126,441	913,991
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,030,201	$771,014

Supplementary disclosure of cash flow information
Cash paid for interest	$165,042	$133,920

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for taxes	11,947	11,918

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	12,778	5,746

Non-cash financing activities
Repurchase of Class C common stock	—	921
Purchase of treasury stock	—	166

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of March 31, 2026, VFI owned approximately 57.4% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

The Company is a leading financial firm that leverages cutting edge technology to deliver liquidity to the global markets and innovative, transparent trading solutions to its clients. The Company provides deep liquidity in over 50,000 financial instruments, on over 150 venues worldwide to help create more efficient markets. Leveraging its global market structure expertise and scaled, multi-asset infrastructure, the Company provides its clients with a robust product suite including offerings in execution, liquidity sourcing, analytics and broker-neutral, multi-dealer platforms in workflow technology. The Company’s product offerings allow its clients to trade on hundreds of venues in over 50 countries and across multiple asset classes, including global equities, Exchange-Traded Funds (“ETFs”), options, foreign exchange, futures, fixed income, cryptocurrencies, and other commodities. The Company’s integrated, multi-asset analytics platform provides a range of pre- and post-trade services, data products and compliance tools that its clients rely upon to invest, trade and manage risk across global markets.

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

Virtu Financial’s principal United States (“U.S.”) subsidiary is Virtu Americas LLC (“VAL”), which is a U.S. broker-dealer. Other principal U.S. subsidiaries include Virtu Financial Global Markets LLC, a U.S. trading entity focused on futures and currencies; Virtu ITG Analytics LLC, a provider of pre- and post-trade analysis, fair value, and trade optimization services; and Virtu ITG Platforms LLC, a provider of workflow technology solutions and network connectivity services. Principal foreign subsidiaries include Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited (“VETL”), each formed in Ireland; Virtu ITG UK Limited (“VIUK”), formed in the United Kingdom; Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.), formed in Canada; Virtu Financial Asia Pty Ltd. and Virtu ITG Australia Limited, each formed in Australia; Virtu ITG Hong Kong Limited, formed in Hong Kong; and Virtu Financial Singapore Pte. Ltd. and Virtu ITG Singapore Pte. Ltd., each formed in Singapore, all of which are trading entities focused on asset classes in their respective geographic regions.

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

2. Summary of Significant Accounting Policies
For a detailed discussion of the Company's significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Accounting Pronouncements Not Yet Adopted as of March 31, 2026

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

Derivatives and Hedging - In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815). This ASU incorporates targeted improvements to the hedge accounting guidance intended to better align financial reporting with the economics of an entity’s risk management activities. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Interim Reporting - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This ASU provides clarity and enhances the navigability of existing interim disclosures required by U.S. GAAP. This ASU is effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Codification Improvements - In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Evergreen). This ASU improves the ASC for a broad range of Topics through technical corrections, clarifications, and other minor enhancements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

3. Sale of RFQ-hub

RFQ‑hub is a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments. It connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. In May 2022, the Company formed a consortium of strategic partners and investors to own and support the growth of the RFQ-hub business. Through a series of related transactions at that time in 2022, we sold a substantial minority interest in the business to multiple strategic partners and maintained a majority ownership interest.

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

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended March 31,
(in thousands)	2026	2025
Income before income taxes and noncontrolling interest	$409,572	$223,736
Provision for income taxes	62,976	34,101
Net income	346,596	189,635

Noncontrolling interest	(164,287)	(89,954)

Net income available for common stockholders	$182,309	$99,681

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2026	2025
Basic earnings per share:
Net income available for common stockholders	$182,309	$99,681
Less: Dividends and undistributed earnings allocated to participating securities	(10,599)	(6,369)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	171,710	93,312

Weighted average shares of common stock outstanding:
Class A	86,093,727	85,681,015

Basic earnings per share	$1.99	$1.09

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2026	2025
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$171,710	$93,312

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	86,093,727	85,681,015
Issuable pursuant to Second Amended and Restated 2015 Management Incentive Plan	—	366,543
	86,093,727	86,047,558

Diluted earnings per share	$1.99	$1.08

5. Tax Receivable Agreements

For a detailed discussion of the Company’s tax receivable agreements, see Note 5 “Tax Receivable Agreements” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company made payments totaling $150.2 million from February 2017 through March 2026 with respect to its TRA obligation. Tax receivable payments are expected to range from approximately $0.3 million to $22.5 million per year over the next 15 years.

At March 31, 2026 and December 31, 2025, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $85.8 million and $91.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $166.5 million and $181.9 million for March 31, 2026 and December 31, 2025, respectively. The amounts recorded as of March 31, 2026 and December 31, 2025 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of March 31, 2026 and December 31, 2025, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three months ended March 31, 2026 and 2025.

The following table presents the details of goodwill by segment as of March 31, 2026 and December 31, 2025:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of March 31, 2026 and December 31, 2025, the Company’s total amount of intangible assets recorded was $143.1 million and $154.9 million, respectively. Acquired intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(340,185)	$138,945	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,690)	205	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(487,375)	$143,148

	As of December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(328,411)	$150,719	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,681)	214	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(475,592)	$154,931

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2026	$35,349
2027	47,132
2028	47,132
2029	9,466
2030	36
2031	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Due from prime brokers	$1,601,842	$902,859
Deposits with clearing organizations	363,967	253,010
Net equity with futures commission merchants	371,063	455,105
Unsettled trades with clearing organizations	1,051,821	28,354
Securities failed to deliver	380,773	220,326
Commissions and fees	41,710	36,751
Total receivables from broker-dealers and clearing organizations	$3,811,176	$1,896,405

Liabilities
Due to prime brokers	$1,182,736	$612,679
Net equity with futures commission merchants (1)	(7,178)	(4,278)
Unsettled trades with clearing organizations	9,109	238,872
Securities failed to receive	211,240	145,548
Commissions and fees	5,132	5,455
Total payables to broker-dealers and clearing organizations	$1,401,039	$998,276
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $398.5 million and $203.8 million as of March 31, 2026 and December 31, 2025, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At March 31, 2026 and December 31, 2025, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at March 31, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	March 31, 2026	December 31, 2025
Securities received as collateral:
Securities borrowed	$3,044,456	$3,083,612
Securities purchased under agreements to resell	1,644,231	988,274
	$4,688,687	$4,071,886
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Equities	$3,388,665	$3,200,345
Exchange traded notes	10,004	8,180
	$3,398,669	$3,208,525

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	March 31, 2026
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$150,000	$(1,947)	$148,053
Short-term bank loans	6,920	—	6,920
	$156,920	$(1,947)	$154,973

	December 31, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	2,382	—	2,382
	$12,382	$—	$12,382

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

	At March 31, 2026
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	4.78%	$400,000	$90,000	$—	$90,000
Committed facility (1)	5.03%	650,000	50,000	(1,947)	48,053
Overdraft facility	7.18%	10,000	10,000	—	10,000
		$1,060,000	$150,000	$(1,947)	$148,053

(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.03% and 6.29%, respectively. There was no balance outstanding under Borrowing Base B Loan as of March 31, 2026.

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Broker-dealer credit facilities:
Uncommitted facility	$1,293	$1,144
Committed facility	762	809
Overdraft facility	137	186
	$2,192	$2,139

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2026 and December 31, 2025, there were $6.9 million and $2.4 million, respectively, of short-term bank loans associated with international settlement activities outstanding under these facilities, at a weighted average interest rate of approximately 2.2% and 1.3%, respectively. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At March 31, 2026 and December 31, 2025, there was no balance outstanding under this short-term bank loan.

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

	At March 31, 2026
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	5.67%	$644,854	$398,529
		$644,854	$398,529

	At December 31, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	5.71%	$645,622	$203,816
		$645,622	$203,816

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $4.1 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At March 31, 2026
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.17%	$1,529,550	$(2,299)	$(17,189)	$1,510,062
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(7,001)	492,999
SBI bonds	January 2029	5.00%	22,051	—	—	22,051
			$2,051,601	$(2,299)	$(24,190)	$2,025,112

		At December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.22%	$1,545,000	$(2,432)	$(18,102)	$1,524,466
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(7,337)	492,663
SBI bonds	January 2029	5.00%	22,334	—	—	22,334
			$2,067,334	$(2,432)	$(25,439)	$2,039,463

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

In January 2022, in order to align the Company’s existing swap agreements with the Original Credit Agreement, the Company amended its existing five-year $525.0 million floating-to-fixed interest rate swap agreement and five-year $1,000.0 million floating-to-fixed interest rate swap agreement to align the floating rate term of such swap agreements to SOFR. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815, and they effectively fixed interest payment obligations on $525.0 million and $1,000.0 million of principal under the first lien term loan facility in relation to the Original Credit Agreement at rates of 4.5% and 4.6% through September 2024 and January 2025, respectively.

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

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. On February 19, 2026, the Company repaid $15.5 million. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

The interest rate swap effectively fixed interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement. The designation of the interest rate swap as a cash flow hedge was discontinued upon the termination of the swap in November 2025.

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

As of March 31, 2026, $1,529.6 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Assets and Liabilities”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026, and in December 2025, the maturity of the SBI Bonds was extended to 2029. The principal balance was ¥3.5 billion ($22.1 million) and ¥3.5 billion ($22.3 million) as of March 31, 2026 and December 31, 2025, respectively. The Company had a gain of $0.3 million and a loss of $1.1 million during the three months ended March 31, 2026 and 2025, respectively, due to changes in foreign currency rates.

As of March 31, 2026, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2026	$—
2027	15,450
2028	15,450
2029	37,501
2030	15,450
2031	1,967,750
Total principal of long-term borrowings	$2,051,601

10. Financial Assets and Liabilities

Financial Instruments Measured at Fair Value

The fair value of equities, options, on-the-run U.S. government obligations, certain exchange traded notes, USDC, and digital assets is estimated using recently executed transactions and market price quotations in active markets and are categorized as Level 1 with the exception of inactively traded equities, all other exchange traded notes and certain other financial instruments, which are categorized as Level 2. The Company’s corporate bonds, derivative contracts, other U.S. and non-U.S. government obligations and receivables and payables linked to digital assets have been categorized as Level 2. Fair value of the Company’s derivative contracts is based on the indicative prices obtained from a number of banks and broker-dealers, as well as management’s own analyses. The indicative prices have been independently validated through the Company’s risk management systems, which are designed to check prices with information independently obtained from exchanges and venues where such financial instruments are listed or to compare prices of similar instruments with similar maturities for listed financial futures in foreign exchange.

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

Fair value measurements for those items measured on a recurring basis are summarized below as of March 31, 2026:

	March 31, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,600,654	$4,196,271	$—	$—	$5,796,925
U.S. and Non-U.S. government obligations	636,895	1,862,732	—	—	2,499,627
Corporate Bonds	—	1,272,260	—	—	1,272,260
Exchange traded notes	—	13,147	—	—	13,147
Currency forwards	—	468,320	—	(456,521)	11,799
Options	10,760	—	—	—	10,760
	$2,248,309	$7,812,730	$—	$(456,521)	$9,604,518

Financial instruments owned, pledged as collateral:
Equity securities	$2,226,911	$1,161,754	$—	$—	$3,388,665
Exchange traded notes	—	10,004	—	—	10,004
	$2,226,911	$1,171,758	$—	$—	$3,398,669

Other Assets
Equity investment	$—	$—	$80,561	$—	$80,561
Digital assets	195,072	—	—	—	195,072
USDC (1)	21,867	—	—	—	21,867
Exchange stock	891	—	—	—	891
	$217,830	$—	$80,561	$—	$298,391

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$85,909	$—	$—	$85,909
	$—	$85,909	$—	$—	$85,909

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$4,035,681	$3,533,177	$—	$—	$7,568,858
U.S. and Non-U.S. government obligations	92,168	2,880,624	—	—	2,972,792
Corporate Bonds	—	1,709,644	—	—	1,709,644
Exchange traded notes	8	81,264	—	—	81,272
Currency forwards	—	490,175	—	(490,175)	—
Options	15,125	—	—	—	15,125
	$4,142,982	$8,694,884	$—	$(490,175)	$12,347,691

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$245,868	$—	$—	$245,868
	$—	$245,868	$—	$—	$245,868
(1) USDC is a stablecoin that can be redeemed on a one-to-one basis for U.S. dollars and is accounted for as a financial asset.

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2025:

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,511,213	$2,839,183	$—	$—	$4,350,396
U.S. and Non-U.S. government obligations	459,943	1,210,309	—	—	1,670,252
Corporate Bonds	—	1,207,385	—	—	1,207,385
Exchange traded notes	—	10,459	—	—	10,459
Currency forwards	—	211,856	—	(204,775)	7,081
Options	97,459	—	—	—	97,459
	$2,068,615	$5,479,192	$—	$(204,775)	$7,343,032
Financial instruments owned, pledged as collateral:
Equity securities	$1,896,091	$1,304,254	$—	$—	$3,200,345
Exchange traded notes	—	8,180	—	—	8,180
	$1,896,091	$1,312,434	$—	$—	$3,208,525
Other Assets
Equity investment	$—	$—	$86,491	$—	$86,491
Digital assets	154,610	—	—	—	154,610
Exchange stock	1,020	—	—	—	1,020
	$155,630	$—	$86,491	$—	$242,121

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$328,934	$—	$—	$328,934
	$—	$328,934	$—	$—	$328,934

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,933,027	$2,784,522	$—	$—	$5,717,549
U.S. and Non-U.S. government obligations	234,169	1,155,901	—	—	1,390,070
Corporate Bonds	—	1,754,517	—	—	1,754,517
Exchange traded notes	—	26,135	—	—	26,135
Currency forwards	—	198,463	—	(198,463)	—
Options	216,992	—	—	—	216,992
	$3,384,188	$5,919,538	$—	$(198,463)	$9,105,263

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$181,272	$—	$—	$181,272
	$—	$181,272	$—	$—	$181,272

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	March 31, 2026
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$80,561	Discounted cash flow	Estimated revenue growth	5.0% - 12.7%	6.9%
			Discount rate	16.3% - 16.3%	16.3%
		Market	Future enterprise value/ EBITDA ratio	7.8x - 17.6x	13.4x

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$86,491	Discounted cash flow	Estimated revenue growth	5.0% - 6.0%	5.3%
			Discount rate	16.2% - 16.2%	16.2%
		Market	Future enterprise value/ EBITDA ratio	9.5x - 20.1x	15.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended March 31, 2026
(in thousands)	Balance at December 31, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at March 31, 2026	Change in Net Unrealized Gains / (Losses) on Investments still held at March 31, 2026
Assets
Other assets:
Equity investment	$86,491	$—	$(5,930)	$—	$—	$80,561	$(5,930)
Total	$86,491	$—	$(5,930)	$—	$—	$80,561	$(5,930)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of March 31, 2026:

	March 31, 2026
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$973,225	$973,225	$973,225	$—	$—
Cash restricted or segregated under regulations and other	56,976	56,976	56,976	—	—
Securities borrowed	3,055,305	3,055,305	—	3,055,305	—
Securities purchased under agreements to resell	1,644,231	1,644,231	—	1,644,231	—
Receivables from broker-dealers and clearing organizations	3,725,267	3,725,267	—	3,725,267	—
Receivables from customers	297,628	297,628	—	297,628	—
Other assets (1)	46,716	46,716	14,537	32,179	—
Total Assets	$9,799,348	$9,799,348	$1,044,738	$8,754,610	$—

Liabilities
Short-term borrowings	$154,973	$156,920	$—	$156,920	$—
Long-term borrowings	2,025,112	2,068,818	—	2,068,818	—
Securities loaned	3,723,360	3,723,360	—	3,723,360	—
Securities sold under agreements to repurchase	2,214,540	2,214,540	—	2,214,540	—
Payables to broker-dealers and clearing organizations	1,155,171	1,155,171	—	1,155,171	—
Payables to customers	69,601	69,601	—	69,601	—
Other liabilities (2)	47,529	47,529	—	47,529	—
Total Liabilities	$9,390,286	$9,435,939	$—	$9,435,939	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,055,305	$—	$3,055,305	$(3,044,456)	$(2,978)	$7,871
Securities purchased under agreements to resell	1,644,231	—	1,644,231	(1,644,231)	—	—
Trading assets, at fair value:
Currency forwards	468,320	(456,521)	11,799	—	—	11,799
Options	10,760	—	10,760	—	(10,617)	143
Total	$5,178,616	$(456,521)	$4,722,095	$(4,688,687)	$(13,595)	$19,813

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,723,360	$—	$3,723,360	$(3,710,015)	$(10,550)	$2,795
Securities sold under agreements to repurchase	2,214,540	—	2,214,540	(2,214,540)	—	—
Trading liabilities, at fair value:
Currency forwards	490,175	(490,175)	—	—	—	—
Options	15,125	—	15,125	—	(15,125)	—
Total	$6,443,200	$(490,175)	$5,953,025	$(5,924,555)	$(25,675)	$2,795

	December 31, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,191,138	$—	$3,191,138	$(3,083,612)	$(53,461)	$54,065
Securities purchased under agreements to resell	988,929	—	988,929	(988,274)	—	655
Trading assets, at fair value:
Currency forwards	211,856	(204,775)	7,081	—	—	7,081
Options	97,459	—	97,459	—	(96,708)	751
Total	$4,489,382	$(204,775)	$4,284,607	$(4,071,886)	$(150,169)	$62,552

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,477,831	$—	$3,477,831	$(3,382,370)	$(67,690)	$27,771
Securities sold under agreements to repurchase	1,405,639	—	1,405,639	(1,404,924)	—	715
Payables to broker-dealers and clearing organizations:
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	198,463	(198,463)	—	—	—	—
Options	216,992	—	216,992	—	(96,708)	120,284
Total	$5,298,925	$(198,463)	$5,100,462	$(4,787,294)	$(164,398)	$148,770

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$150,000	$165,000	$85,000	$100,000	$—	$500,000
U.S. and Non-U.S. government obligations	1,714,540	—	—	—	—	1,714,540
Total	$1,864,540	$165,000	$85,000	$100,000	$—	$2,214,540

Securities loaned:
Equity securities	$3,723,360	$—	$—	$—	$—	$3,723,360
Total	$3,723,360	$—	$—	$—	$—	$3,723,360

	December 31, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total

Securities sold under agreements to repurchase:
Equity securities	$—	$315,000	$85,000	$100,000	$—	$500,000
U.S. and Non-U.S. government obligations	905,639	—	—	—	—	905,639
Total	$905,639	$315,000	$85,000	$100,000	$—	$1,405,639

Securities loaned:
Equity securities	$3,477,831	$—	$—	$—	$—	$3,477,831
Total	$3,477,831	$—	$—	$—	$—	$3,477,831

11. Digital Assets Held

The following table summarizes Digital assets held at March 31, 2026 and December 31, 2025:

(in thousands, except units)	March 31, 2026
	Units	Cost Basis	Fair Value
Bitcoin	1,859	$124,603	$126,427
Ethereum	13,446	27,941	28,225
Other	NM	39,514	40,420
Total Digital assets held		$192,058	$195,072

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,274	$112,392	$111,760
Other	NM	41,802	42,850
Total Digital assets held		$154,194	$154,610

As of March 31, 2026, 50.0 million PYTH tokens with a fair value of $2.0 million are subject to selling restrictions. The time-based selling restrictions will unlock annually between 2026 and 2027.

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at March 31, 2026 and December 31, 2025:

(in thousands)		March 31, 2026		December 31, 2025
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$(4,876)	$2,573,927	$(60)	$1,017,174
Commodity futures	Receivables from broker-dealers and clearing organizations	(58,411)	13,818,176	(20,294)	11,492,904
Currency futures	Receivables from broker-dealers and clearing organizations	(48)	1,242,244	4,418	4,575,259
Fixed income futures	Receivables from broker-dealers and clearing organizations	(12)	11,549	(25)	11,711
Options	Financial instruments owned	10,760	2,540,084	97,459	2,565,169
Currency forwards	Financial instruments owned	468,320	45,515,646	211,856	28,015,291

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$5,691	$583,764	$1,399	$940,143
Commodity futures	Payables to broker-dealers and clearing organizations	(23,020)	1,143,741	(4,409)	171,504
Currency futures	Payables to broker-dealers and clearing organizations	1,441	2,978,573	216	212,120
Fixed income futures	Payables to broker-dealers and clearing organizations	(50)	615,185	(199)	383,154
Options	Financial instruments sold, not yet purchased	15,125	2,517,159	216,992	2,637,691
Currency forwards	Financial instruments sold, not yet purchased	490,175	45,526,573	198,463	28,008,595

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025.

		Three Months Ended March 31,
(in thousands)	Financial Statements Location	2026	2025
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$(97,273)	$(30,231)
Currency forwards	Trading income, net	47,223	89,027
Options	Trading income, net	45,988	8,582
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	—	(2,910)
		$(4,062)	$64,468

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$—	$431
		$—	$431
(1) The Company entered into a two-year $1,525 million floating-to-fixed interest rate agreement in December 2023 (the “December 2023 Swap”). The two-year interest rate swap met the criteria to be considered as a qualifying cash flow hedge under ASC 815 as of December 2023, and the mark-to-market gains (losses) on the instrument was deferred within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income. In November 2025, the designation of the interest rate swap as a cash flow hedge was discontinued upon the termination of the December 2023 Swap in accordance with its contractual terms, and no further gains or losses related to this instrument are recorded in Other comprehensive income. See Note 9 “Borrowings” for further details.
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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of March 31, 2026, the Company held a noncontrolling interest of 50.0% in the JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of March 31, 2026, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of March 31, 2026, the Company held approximately a 12.7% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of March 31, 2026, the Company held approximately a 8.5% noncontrolling interest in this JV.

The Company’s JVs noted above meet the criteria to be considered VIEs, which it does not consolidate. The Company records its interest in the JVs under the equity method of accounting and records its investment in the JVs within Other assets and its amounts payable for communication services provided by the telecommunications JV within Accounts payable, accrued expenses and other liabilities on the Statements of Financial Condition as applicable. The Company records its pro-rata share of the JVs’ earnings or losses within Other, net and fees related to the use of communication services provided by the telecommunications JV within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income.

The Company’s exposure to the obligations of these VIEs is generally limited to its interests in each respective JV, which is the carrying value of the equity investment in each JV.

The following table presents the Company’s nonconsolidated VIEs at March 31, 2026:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$91,113	$—	$91,113	$426,759

The following table presents the Company’s nonconsolidated VIEs at December 31, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$92,127	$—	$92,127	$422,006

The Company formed a JV to support the growth and expansion of a multi-asset request-for-quote communication platform in 2022. Upon the formation of the JV, the Company held a 51% controlling interest. The JV met the criteria to be considered a VIE, and based on the standard for control set forth above, the Company consolidated this entity and recorded the interest that the Company did not own as noncontrolling interest in the Condensed Consolidated Financial Statements. On May 9, 2025, the Company completed the sale of a 49% interest in the multi-asset request-for-quote communication platform JV. Upon the closing of the sale, the Company retains a minority interest of approximately 2% in RFQ-hub. The Company ceased to control, and deconsolidated, RFQ-hub at such time. See Note 3 “Sale of RFQ-hub” for further details.

14. Revenues from Contracts with Customers

For more information on revenue recognition and the nature of services provided, see Note 2 “Summary of Significant Accounting Policies” and Note 14 “Revenues from Contracts with Customers” to the Consolidated Financial Statements of the Company’s 2025 Annual Report on Form 10-K.

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$8,675	$140,595	$—	$149,270
Workflow technology	—	27,830	—	27,830
Analytics	—	9,525	—	9,525
Total revenue from contracts with customers	8,675	177,950	—	186,625

Other sources of revenue	907,022	9,181	(7,501)	908,702

Total revenues	$915,697	$187,131	$(7,501)	$1,095,327

Timing of revenue recognition:
Services transferred at a point in time	$915,697	$168,081	$(7,501)	$1,076,277
Services transferred over time	—	19,050	—	19,050
Total revenues	$915,697	$187,131	$(7,501)	$1,095,327

	Three Months Ended March 31, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$17,312	$97,434	$—	$114,746
Workflow technology	—	27,071	—	27,071
Analytics	—	9,490	—	9,490
Total revenue from contracts with customers	17,312	133,995	—	151,307

Other sources of revenue	673,860	7,013	5,689	686,562

Total revenues	$691,172	$141,008	$5,689	$837,869

Timing of revenue recognition:
Services transferred at a point in time	$691,172	$123,068	$5,689	$819,929
Services transferred over time	—	17,940	—	17,940
Total revenues	$691,172	$141,008	$5,689	$837,869

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of March 31, 2026 and 2025, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $67.5 million and $64.5 million as of March 31, 2026 and December 31, 2025, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of March 31, 2026.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $10.1 million and $9.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company recognized the full amount of revenue during the three months ended March 31, 2026 and 2025, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the three months ended March 31, 2026 and 2025, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $63.0 million, and 15.4%, and $34.1 million, and 15.2% for the three months ended March 31, 2026 and 2025, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025 are current income tax receivables of $2.1 million and $36.8 million, respectively. The balances at March 31, 2026 and December 31, 2025 primarily comprised prepayments of income tax and income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025 are current tax liabilities of $49.2 million and $37.8 million, respectively. The balances at March 31, 2026 and December 31, 2025 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At March 31, 2026 and December 31, 2025, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at March 31, 2026 and December 31, 2025, of $42.1 million and $46.8 million, respectively, and has recorded related deferred tax assets of $7.0 million and $7.9 million, respectively. A full valuation allowance was recorded against these deferred tax assets at March 31, 2026 and December 31, 2025 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of March 31, 2026 and December 31, 2025 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of March 31, 2026, the Company’s tax years for 2022 through 2024 and 2018 through 2024 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2018 through 2024. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $19.4 million of unrecognized tax benefits as of March 31, 2026, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of March 31, 2026.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint (the 220 Complaint”), filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The 220 Complaint alleged that the stockholder sought Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company made substantial productions of documents and other information in response to plaintiff's requests. In January 2025, the plaintiff voluntarily dismissed the 220 Complaint and filed a complaint in the Court of Chancery of the State of Delaware naming the Company and its directors, officers, and controlling stockholder as defendants, captioned Iron Workers Local No. 55 Pension Fund v. Viola et al., No. 2025-0058-JTL, alleging breaches of fiduciary duties which purportedly have caused harm to holders of the Company’s Class A common stock. The defendants in these cases deny they breached their fiduciary duties and are defending themselves vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted, while others remain pending while others have been withdrawn. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”), which had a previous compliance date commencing in November 2025, and the compliance date for tick size and access fees rule changes have been delayed until November 2026, and the infrastructure rule proposal concerning odd lots has been delayed until May 2026, (ii) adopted amendments to Rule 605 of Regulation NMS, which had an initial compliance date on or about December 15, 2025 which has been postponed until August 1, 2026, and (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provided for fee collection commencing in November 2024 but which was ultimately struck down by the 11th Circuit Court of Appeals. On March 16, 2026, the SEC approved a revised CAT funding model on a two-year limited basis. On March 25, 2026, a petition was filed in the 11th Circuit Court of Appeals for a review of the revised plan. On April 16, 2026, the SEC issued a concept release seeking public comment on the CAT as part of the SEC’s comprehensive review.

In June of 2025, under Chair Atkins, the SEC withdrew the following previously pending proposals: (i) Proposed Rule 615 of Regulation NMS (i.e., the Order Competition Rule), (ii) Regulation Best Execution, (iii) a series of amendments to the definition of Exchange and Alternative Trading Systems (ATS), (iv) proposed amendments to expand and update Regulation Systems Compliance and Integrity (SCI), and (v) a proposal to restrict volume based tiered pricing by equity exchanges in certain cases. Further, the FTC took steps to dismiss its appeal and accede to a vacatur of its previously announced final rule banning most non-compete clauses in employer-employee contracts. Other recent developments in law and regulation relating to digital assets and cryptocurrency include the adoption of the Guiding and Establishing National innovation for U.S. Stablecoins Act (the “GENIUS Act”) and the proposal of the Digital Asset Market Clarity Act (the “CLARITY Act”) and the “Responsible Financial Innovation Act of 2025” in the United States, and the adoption of the Markets in Crypto-Assets Regulation (MiCAR) in the EU. These remaining pending or potential rule changes in law, rule or regulation, to the extent adopted, along with those that have recently been adopted, could adversely affect the Company’s business or the Company’s industry, though may also have positive impacts. As indicated above, from time to time, the Company is the subject of requests for information and documents from the SEC, the Financial Industry Regulatory Authority (“FINRA”), state attorneys general, and other regulators and governmental authorities. It is the Company’s practice to cooperate and comply with the requests for information and documents. Additional information regarding legal and regulatory risks is described within the “Risk Factors” section under the sub header of “Legal and Regulatory Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

17. Leases

The Company primarily enters into lessee arrangements for corporate office space, data centers, and technology equipment. For more information on lease accounting, see Note 2 “Summary of Significant Accounting Policies” and Note 17 “Leases” to the Consolidated Financial Statements of the Company’s 2025 Annual Report on Form 10-K.

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	March 31, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$201,273	$213,707
Operating lease liabilities	Operating lease liabilities	247,500	261,169

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	35,966	36,611
Accumulated depreciation	Property, equipment, and capitalized software, net	(19,090)	(17,703)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	17,951	19,984

Weighted average remaining lease term and discount rate are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	4.21 years	4.40 years
Finance leases	2.37 years	2.58 years
Weighted average discount rate
Operating leases	5.94%	5.95%
Finance leases	5.81%	5.83%

The components of lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost:
Fixed	$18,528	$17,531
Variable	2,382	1,456
Total Operating lease cost	$20,910	$18,987

Sublease income	3,246	3,470

Finance lease cost:
Amortization of ROU Asset	$2,031	$2,157
Interest on lease liabilities	281	334
Total Finance lease cost	$2,312	$2,491

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of March 31, 2026, are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$61,361	$6,726
2027	76,591	7,871
2028	69,435	3,982
2029	23,368	662
2030	21,424	—
2031 and thereafter	28,349	—
Total lease payments	$280,528	$19,241
Less imputed interest	(33,028)	(1,290)
Total lease liability	$247,500	$17,951

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$973,225	$1,061,697
Cash restricted or segregated under regulations and other	56,976	64,744
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,030,201	$1,126,441

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. Mr. Vincent Viola together with certain affiliates controls approximately 87.4% of the combined voting power of our common stock as a result of their ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 57.4% interest in Virtu Financial at March 31, 2026.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of March 31, 2026 and December 31, 2025, there were 3,402,959 and 3,402,959 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 367,123 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the three months ended March 31, 2025, and no units were exchanged, forfeited or repurchased during the three months ended March 31, 2026.

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

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorized the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2026, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of March 31, 2026, the Company had approximately $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

Employee Exchanges

During the three months ended March 31, 2025, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 350,858 units in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock. There were no employee exchanges during the three months ended March 31, 2026.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$(3,011)	$(1,964)	$—	$(4,975)
Total	$(3,011)	$(1,964)	$—	$(4,975)

	Three Months Ended March 31, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$313	$(1,524)	$3,732
Foreign exchange translation adjustment	(12,006)	2,720	—	(9,286)
Total	$(7,063)	$3,033	$(1,524)	$(5,554)
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income.

20. Share-based Compensation

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of 4 years from grant date and expires not later than 10 years from the date of grant. There were no options outstanding as of June 30, 2025.

The following table summarizes activity related to stock options for the three months ended March 31, 2025. There was no such activity for the three months ended March 31, 2026.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the three months ended March 31, 2026 and 2025, respectively, there were 717,206 and 528,221 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $19.2 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the three months ended March 31, 2026 and 2025:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2024	5,564,532	$21.77
Granted (1)	2,745,479	39.55
Forfeited	(84,404)	24.75
Vested	(2,650,096)	24.96
At March 31, 2025	5,575,511	$28.97

At December 31, 2025	5,776,036	$30.79
Granted (1)	2,092,861	39.84
Forfeited	(25,040)	35.69
Vested	(3,514,983)	30.00
At March 31, 2026	4,328,874	$35.77
(1) Excluded in the number of RSUs and RSAs are 475,000 and 600,000 participating RSAs for the three months ended March 31, 2026 and 2025, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $15.3 million and $15.4 million for the three months ended March 31, 2026 and 2025, respectively, of compensation expense in relation to RSUs. As of March 31, 2026 and December 31, 2025, total unrecognized share-based compensation expense related to unvested RSUs was $128.0 million and $95.9 million, respectively, and this amount is to be recognized over a weighted average period of 1.5 years and 1.0 year, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiary, Virtu Americas LLC (“VAL”), is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.1 million of capital in connection with the operation of its designated market maker (“DMM”) business as of March 31, 2026. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiary as of March 31, 2026 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$527,645	$3,065	$524,580

As of March 31, 2026, VAL had $47.9 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiaries as of December 31, 2025 was as follows:

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of March 31, 2026 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$12,554	$180	$12,374
Ireland
Virtu Europe Trading Limited (1)	85,232	27,818	57,414
Virtu Financial Ireland Limited (1)	120,881	63,884	56,997
United Kingdom
Virtu ITG UK Limited (1)	2,178	992	1,186
Asia Pacific
Virtu ITG Australia Limited	42,460	23,156	19,304
Virtu ITG Hong Kong Limited	6,087	477	5,610
Virtu ITG Singapore Pte Limited	1,089	218	871
Virtu Financial Singapore Pte. Ltd.	305,805	217,926	87,879
(1) Preliminary

As of March 31, 2026, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

The Corporate segment contains the Company’s investments, principally in strategic trading-related opportunities and maintains corporate overhead expenses and all other income and expenses that are not attributable to the Company’s other segments. The segment is not considered a reportable operating segment as its results are not regularly reviewed by the Company’s Chief Operating Decision Makers (“CODMs”).

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended March 31, 2026 and 2025 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2026
Total revenues	$915,697	$187,131	$(7,501)	$1,095,327
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	102,758	36,070	—	138,828
Interest and dividends expense	176,341	1,586	—	177,927
Other segment items (2)	260,154	108,385	461	369,000
Total operating expenses	539,253	146,041	461	685,755
Income (loss) before income taxes and noncontrolling interest	$376,444	$41,090	$(7,962)	$409,572

2025
Total revenues	$691,172	$141,008	$5,689	$837,869
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	194,303	27,572	—	221,875
Interest and dividends expense	130,051	1,277	—	131,328
Other segment items (2)	177,638	82,234	1,058	260,930
Total operating expenses	501,992	111,083	1,058	614,133
Income (loss) before income taxes and noncontrolling interest	$189,180	$29,925	$4,631	$223,736

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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues:
United States	$828,378	$709,109
Ireland	133,052	84,695
Others	133,897	44,065
Total revenues	$1,095,327	$837,869

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of March 31, 2026 and December 31, 2025 the Company had net payables to its affiliates of $9.7 million and $10.6 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Assets and Liabilities”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.5 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, to JNX for these trading activities.

The Company pays monthly use fees and makes certain contributions to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to the JV of $11.0 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company made payments of $(3.6) million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On April 29, 2026, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on June 15, 2026 to holders of record as of June 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three months ended March 31, 2026 and 2025, and it should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2026, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2025, which are included in Items 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or, in each case, their negative, or other variations or comparable terminology and expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that forward-looking statements are not guarantees of performance or results and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. By their nature, forward-looking statements involve known and unknown risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026 (the “2025 Form 10-K”), because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our 2025 Form 10-K, could affect our actual financial results or results of operations and cash flows, and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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

Second Amended and Restated 2015 Management Incentive Plan

The Company’s Board of Directors and stockholders adopted the 2015 Management Incentive Plan, which became effective upon consummation of the Company’s IPO and was subsequently amended and restated following receipt of approval from the Company’s stockholders on June 30, 2017, June 5, 2020, June 2, 2022, and June 2, 2025 (as amended and restated, the “Second Amended and Restated 2015 Management Incentive Plan”). On April 23, 2025, the Company’s Board of Directors adopted the Second Amended and Restated 2015 Management Incentive Plan to increase the number of shares, to extend the expiration date to June 2, 2035 and to remove certain provisions related to Section 162(m) of the Code that are no longer applicable. The Second Amended and Restated 2015 Management Incentive Plan provides for the grant of stock options, restricted stock units, and other awards based on an aggregate of 33,500,000 shares of Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), subject to additional sublimits, including limits on the total option grant to any one participant in a single year and the total performance award to any one participant in a single year. The Second Amended and Restated 2015 Management Incentive Plan was approved by the Company’s shareholders at the Company’s annual meeting of shareholders on June 2, 2025.

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through March 31, 2026, options to purchase 1,646,500 shares in the aggregate were forfeited and 7,581,500 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2026 in the amount of $176.9 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of March 31, 2026 in the amount of $83.1 million and tax receivable agreement obligation in the amount of $166.5 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of March 31, 2026; and (iv) provision for corporate income tax in the amount of $39.3 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
Market Making	2026	2025
Total revenue	$915,697	$691,172
Total operating expenses	539,253	501,992
Income (loss) before income taxes and noncontrolling interest	376,444	189,180
Execution Services
Total revenue	187,131	141,008
Total operating expenses	146,041	111,083
Income (loss) before income taxes and noncontrolling interest	41,090	29,925
Corporate
Total revenue	(7,501)	5,689
Total operating expenses	461	1,058
Income (loss) before income taxes and noncontrolling interest	(7,962)	4,631
Consolidated
Total revenue	1,095,327	837,869
Total operating expenses	685,755	614,133
Income (loss) before income taxes and noncontrolling interest	$409,572	$223,736

The following table shows our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues:
Trading income, net	$789,146	$589,983
Interest and dividends income	127,518	109,053
Commissions, net and technology services	186,625	151,307
Other, net	(7,962)	(12,474)
Total revenue	1,095,327	837,869

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	138,828	221,875
Communication and data processing	66,875	59,803
Employee compensation and payroll taxes	208,355	119,356
Interest and dividends expense	177,927	131,328
Operations and administrative	29,073	22,136
Depreciation and amortization	16,429	15,932
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783
Termination of office leases	(16)	10
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,656	1,681
Transaction advisory fees and expenses	—	338
Financing interest expense on long-term borrowings	34,845	29,891
Total operating expenses	685,755	614,133
Income before income taxes and noncontrolling interest	409,572	223,736
Provision for income taxes	62,976	34,101
Net income	$346,596	$189,635

Selected Operating Margins
GAAP Net income Margin (1)	31.6%	22.6%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
(in thousands, except for share or per share data)	2026	2025
Net income	$346,596	$189,635
Noncontrolling interest	(164,287)	(89,954)

Net income available for common stockholders	$182,309	$99,681

Earnings per share
Basic	$1.99	$1.09
Diluted	$1.99	$1.08

Weighted average common shares outstanding
Basic	86,093,727	85,681,015
Diluted	86,093,727	86,047,558
Total Revenues

Revenues are generated through market making activities, commissions and fees on execution services activities, which include recurring subscriptions on workflow technology and analytic products. The majority of our revenues are generated through market making activities, which are recorded as Trading income, net and Interest and dividends income. Commissions and fees are derived from commissions charged for trade executions in client execution services. Recurring revenues are primarily derived from workflow technology connectivity fees generated for matching client orders, and analytics services to select third parties. Revenues from connectivity fees are recognized and billed to clients on a monthly basis. Revenues from commissions attributable to analytic products under bundled arrangements are recognized over the course of the year as the performance obligations for those analytics products are satisfied.

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 72% and 70% of our total revenues for the three months ended March 31, 2026 and 2025, respectively.

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

Other, net. We have interests in a telecommunications joint venture and certain strategic investments (“JVs”). We record our pro-rata share of our JVs’ earnings or losses within Other, net as applicable, and fees related to the use of communication services provided by the telecommunications JV are recorded within Communications and data processing.

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

Non-GAAP Financial Measures and Other Items

To supplement our Condensed Consolidated Financial Statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we use the following non-U.S. GAAP (“Non-GAAP”) financial measures of financial performance:

•“Adjusted Net Trading Income”, which is the amount of revenue we generate from our market making activities, or Trading income, net, plus Commissions, net and technology services, plus Interest and dividends income, less direct costs associated with those revenues, including Brokerage, exchange, clearance fees and payments for order flow, net, and Interest and dividends expense. We also disclose Adjusted Net Trading Income by segment, and as daily averages by dividing Adjusted Net Trading Income by the number of trading days in a given period. We count days on which U.S. equities exchanges close early or otherwise operate for less than a full trading day as half-days. Management believes that Adjusted Net Trading Income is useful for comparing general operating performance from period to period. Although we use Adjusted Net Trading Income as a financial measure to assess the performance of our business, the use of Adjusted Net Trading Income is limited because it does not include certain material costs that are necessary to operate our business. Our presentation of Adjusted Net Trading Income should not be construed as an indication that our future results will be unaffected by revenues or expenses that are not directly associated with our core business activities.
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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$789,146	$589,983
Interest and dividends income	127,518	109,053
Commissions, net and technology services	186,625	151,307
Brokerage, exchange, clearance fees and payments for order flow, net	(138,828)	(221,875)
Interest and dividends expense	(177,927)	(131,328)
Adjusted Net Trading Income	$786,534	$497,140

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$346,596	$189,635
Financing interest expense on long-term borrowings	34,845	29,891
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,656	1,681
Depreciation and amortization	16,429	15,932
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783
Provision for income taxes	62,976	34,101
EBITDA	$474,285	$283,023
Severance	2,534	2,179
Transaction advisory fees and expenses	—	338
Termination of office leases	(16)	10
Other	9,311	12,501
Share based compensation	34,459	21,888
Adjusted EBITDA	$520,573	$319,939

Selected Operating Margins
GAAP Net income Margin (1)	31.6%	22.6%
Non-GAAP Net income Margin (2)	44.1%	38.1%
EBITDA Margin (3)	60.3%	56.9%
Adjusted EBITDA Margin (4)	66.2%	64.4%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$346,596	$189,635
Provision for income taxes	62,976	34,101
Income before income taxes	409,572	223,736

Amortization of purchased intangibles and acquired capitalized software	11,783	11,783
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,656	1,681
Severance	2,534	2,179
Transaction advisory fees and expenses	—	338
Termination of office leases	(16)	10
Other	9,311	12,501
Share based compensation	34,459	21,888
Normalized Adjusted Net Income before income taxes	469,299	274,116
Normalized provision for income taxes (1)	112,632	65,787
Normalized Adjusted Net Income	$356,667	$208,329

Weighted Average Adjusted shares outstanding (2)	159,539,254	160,301,753

Basic earnings per share	$1.99	$1.09
Normalized Adjusted EPS	$2.24	$1.30

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of options, restricted stock units and restricted stock awards outstanding under the Second Amended and Restated 2015 Management Incentive Plan and the Amended and Restated ITG 2007 Equity Plan during the three months ended March 31, 2026 and 2025.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$782,419	$6,727	$—	$789,146
Commissions, net and technology services	8,675	177,950	—	186,625
Interest and dividends income	125,062	2,456	—	127,518
Brokerage, exchange, clearance fees and payments for order flow, net	(102,758)	(36,070)	—	(138,828)
Interest and dividends expense	(176,341)	(1,586)	—	(177,927)
Adjusted Net Trading Income	$637,057	$149,477	$—	$786,534

	Three Months Ended March 31, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$582,622	$7,361	$—	$589,983
Commissions, net and technology services	17,312	133,995	—	151,307
Interest and dividends income	106,438	2,615	—	109,053
Brokerage, exchange, clearance fees and payments for order flow, net	(194,303)	(27,572)	—	(221,875)
Interest and dividends expense	(130,051)	(1,277)	—	(131,328)
Adjusted Net Trading Income	$382,018	$115,122	$—	$497,140

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three months ended March 31, 2026 and 2025:

(in thousands, except %)	2026			2025
Adjusted Net Trading Income by Segment:	Total	Average Daily	%	Total	Average Daily	%

Market Making	$637,057	$10,444	81.0%	$382,018	$6,367	76.8%

Execution Services	149,477	2,450	19.0%	115,122	1,919	23.2%

Corporate	—	—	—%	—	—	—%

Adjusted Net Trading Income	$786,534	$12,894	100.0%	$497,140	$8,286	100.0%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total Revenues

Our total revenues increased $257.4 million, or 30.7%, to $1095.3 million for the three months ended March 31, 2026, compared to $837.9 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $199.1 million in Trading income, net due to higher trading volumes and increased opportunities across global markets, an increase of $35.3 million in Commissions, net and technology services due to strengthened institutional engagement during the three months ended March 31, 2026 compared to the same period in 2025.

The following table shows total revenues by segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands, except for percentage)	2026	2025	% Change
Market Making
Trading income, net	$782,419	$582,622	34.3%
Interest and dividends income	125,062	106,438	17.5%
Commissions, net and technology services	8,675	17,312	(49.9)%
Other, net	(459)	(15,200)	(97.0)%
Total revenues from Market Making	$915,697	$691,172	32.5%

Execution Services
Trading income, net	$6,727	$7,361	(8.6)%
Interest and dividends income	2,456	2,615	(6.1)%
Commissions, net and technology services	177,950	133,995	32.8%
Other, net	(2)	(2,963)	(99.9)%
Total revenues from Execution Services	$187,131	$141,008	32.7%

Corporate
Other, net	$(7,501)	$5,689	NM
Total revenues from Corporate	$(7,501)	$5,689	NM

Consolidated
Trading income, net	$789,146	$589,983	33.8%
Interest and dividends income	127,518	109,053	16.9%
Commissions, net and technology services	186,625	151,307	23.3%
Other, net	(7,962)	(12,474)	(36.2)%
Total revenues	$1,095,327	$837,869	30.7%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $199.1 million, or 33.7% to $789.1 million for the three months ended March 31, 2026, compared to $590.0 million for the three months ended March 31, 2025. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended March 31, 2026 compared to the same period in 2025. Rather than analyzing trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $18.4 million, or 16.9%, to $127.5 million for the three months ended March 31, 2026, compared to $109.1 million for the three months ended March 31, 2025. This increase was primarily driven by higher interest income from increased securities borrowing transactions and higher dividends earned on market making trading assets held over periods when dividends are paid, compared to the same period in 2025. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $35.3 million, or 23.3%, to $186.6 million for the three months ended March 31, 2026, compared to $151.3 million for the three months ended March 31, 2025. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2025. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net increased $4.5 million, to $(8.0) million for the three months ended March 31, 2026, compared to $(12.5) million for the three months ended March 31, 2025. The period-over-period variance was primarily driven by lower remeasurement losses on certain digital assets held compared to the same period in 2025, partially offset by losses recognized due to the changes in fair value of our investment in JNX for the three months ended March 31, 2026.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $289.4 million, or 58.2%, to $786.5 million for the three months ended March 31, 2026, compared to $497.1 million for the three months ended March 31, 2025. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services as noted above and lower Brokerage, exchange, clearance fees and payments for order flow, net as noted below, partially offset by higher Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $4.6 million, or 55.4%, to $12.9 million for the three months ended March 31, 2026, compared to $8.3 million for the three months ended March 31, 2025. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $71.7 million, or 11.7%, to $685.8 million for the three months ended March 31, 2026, compared to $614.1 million for the three months ended March 31, 2025. The increase in operating expenses is primarily due to an increase in Employee compensation and payroll taxes, Interest and dividends expense, and Operations and administrative, partially offset by a decrease in Brokerage, exchange, clearance fees and payments for order flow, net.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, decreased $83.1 million, or 37.4%, to $138.8 million for the three months ended March 31, 2026, compared to $221.9 million for the three months ended March 31, 2025. These costs vary period to period based upon the level and composition of our trading activities. The decrease was primarily attributable to lower Section 31 fees during the three months ended March 31, 2026 compared to the same period in 2025. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $7.1 million, or 11.9%, to $66.9 million for the three months ended March 31, 2026, compared to $59.8 million for the three months ended March 31, 2025. This increase was primarily due to increased spending on market data and communication networks maintained by our joint venture.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $89.0 million, or 74.5%, to $208.4 million for the three months ended March 31, 2026, compared to $119.4 million for the three months ended March 31, 2025. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $17.9 million and $11.4 million for the three months ended March 31, 2026, and 2025, respectively.

Interest and dividends expense. Interest and dividends expense increased $46.6 million, or 35.5%, to $177.9 million for the three months ended March 31, 2026, compared to $131.3 million for the three months ended March 31, 2025. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $7.0 million, or 31.7%, to $29.1 million for the three months ended March 31, 2026, compared to $22.1 million for the three months ended March 31, 2025. The increase was driven primarily by increases in professional expense and recruiting expense.

Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 3.1%, to $16.4 million for the three months ended March 31, 2026, compared to $15.9 million for the three months ended March 31, 2025. The increase was driven primarily by an increase in software amortization expense compared to the same period in 2025.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software remained consistent at $11.8 million for the three months ended March 31, 2026 and the three months ended March 31, 2025. Included in Amortization of purchased intangibles and acquired capitalized software was the amortization of finite lived intangible assets acquired in connection with the acquisition of KCG and ITG.

Termination of office leases. Termination of office leases was insignificant for the three months ended March 31, 2026 and March 31, 2025. These expenses, when incurred, are related to the impairment of lease right-of-use assets, leasehold improvements, and fixed assets for certain abandoned or vacated office space. There were no significant lease terminations in either period.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees remained consistent at $1.7 million for the three months ended March 31, 2026 and March 31, 2025. The current period primarily included acceleration of debt issue cost related to the annual prepayment of the Senior Secured First Lien Term B-2 Loans described in Note 9 “Borrowings”, offset by lower commitment fees based on usage.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended March 31, 2026 and March 31, 2025. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $4.9 million, or 16.4%, to $34.8 million for the three months ended March 31, 2026, compared to $29.9 million for the three months ended March 31, 2025.The increase was primarily attributable to the completion in February 2025 of the amortization of the amounts in AOCI related to the interest rate swaps that were terminated in December 2023, as well as a higher outstanding principal under the Senior Secured First Lien Term B-2 Loans, as described in Note 9 “Borrowings”, partially offset by the effect from lower overall interest rates as a result of rate cuts.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $63.0 million and 15.4% for the three months ended March 31, 2026, compared to $34.1 million and 15.2% for the three months ended March 31, 2025.

Liquidity and Capital Resources

General

As of March 31, 2026, we had $973.2 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of March 31, 2026, we had borrowings under our prime brokerage credit facilities of approximately $398.5 million, borrowings under our broker dealer facilities of $150.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $2,051.6 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.3 million to $22.5 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $150.2 million from February 2017 through March 2026. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Our Canadian subsidiaries, Virtu Canada Corp (f/k/a Virtu ITG Canada Corp.) and Virtu Financial Canada ULC, are subject to regulatory capital requirements and periodic requirements to report their regulatory capital and submit other regulatory reports set forth by the Canadian Investment Regulatory Organization. Effective January 22, 2025, Virtu Financial Canada ULC has resigned from membership with the Canadian Investment Regulatory Organization and is no longer subject to its regulatory requirements. Our Irish subsidiaries, Virtu Financial Ireland Limited (“VFIL”) and Virtu Europe Trading Limited

(“VETL”) are regulated by the Central Bank of Ireland as Investment Firms and in accordance with European Union law are required to maintain a minimum amount of regulatory capital based upon their positions, financial conditions, and other factors. In addition to periodic requirements to report their regulatory capital and submit other regulatory reports, VFIL and VETL are required to obtain consent prior to receiving capital contributions or making capital distributions from their regulatory capital. Failure to comply with their regulatory capital requirements could result in regulatory sanction or revocation of their regulatory license. Virtu ITG UK Limited is regulated by the Financial Conduct Authority in the United Kingdom and is subject to similar prudential capital requirements. Virtu ITG Australia Limited, and Virtu ITG Hong Kong Limited are also subject to local regulatory capital requirements and are regulated by the Australian Securities and Investments Commission, the Securities and Futures Commission of Hong Kong, respectively. Virtu ITG Singapore Pte. Limited and Virtu Financial Singapore Pte. Ltd. have similar regulatory requirements and are regulated by the Monetary Authority of Singapore.

See Note 21 “Regulatory Requirement” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of regulatory capital requirements of our regulated subsidiaries.

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of March 31, 2026, there was an outstanding principal balance on our broker-dealer facilities of $150.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $398.5 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

In January 2022, in order to align the Company’s existing swap agreements with the Original Credit Agreement, the Company amended its existing five-year $525.0 million floating-to-fixed interest rate swap agreement and five-year $1,000.0 million floating-to-fixed interest rate swap agreement to align the floating rate term of such swap agreements to SOFR. These two interest rate swaps met the criteria to be considered and were designated as qualifying cash flow hedges under ASC 815, and they effectively fixed interest payment obligations on $525.0 million and $1,000.0 million of principal under the first lien term loan facility in relation to the Original Credit Agreement at rates of 4.5% and 4.6% through September 2024 and January 2025, respectively.

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

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. On February 19, 2026, the Company repaid $15.5 million. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

The interest rate swap effectively fixed interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement. The designation of the interest rate swap as a cash flow hedge was discontinued upon the termination of the swap in November 2025.

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

As of March 31, 2026, $1,529.6 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2026.

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

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Net cash provided by (used in):	2026	2025
Operating activities	$(149)	$14,964
Investing activities	(36,075)	(31,008)
Financing activities	(56,596)	(131,673)
Effect of exchange rate changes on cash and cash equivalents	(3,420)	4,740
Net increase (decrease) in cash and cash equivalents	$(96,240)	$(142,977)

Operating Activities

Net cash used in operating activities was $0.1 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $15.0 million for the three months ended March 31, 2025. The change in net cash used in operating activities was primarily attributable to movements in noncash adjustments, partially offset by higher Net income for the three months ended March 31, 2026 compared to the same period in the prior year.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $36.1 million for the three months ended March 31, 2026, compared with net cash used in investing activities of $31.0 million for the three months ended March 31, 2025. The increase in net cash used in investing activities was primarily attributable to increases in acquisition of property and equipment and other investing activities for the three months ended March 31, 2026.

Financing Activities

Net cash used in financing activities was $56.6 million for the three months ended March 31, 2026, compared to Net cash used in financing activities of $131.7 million for the three months ended March 31, 2025. The cash used in financing activities for the three months ended March 31, 2026 was primarily attributable to $114.5 million in dividends to stockholders and distributions made to noncontrolling interests and $55.8 million in purchases of treasury stock, partially offset by $144.5 million of net proceeds from short-term borrowings. The cash used in financing activities of $131.7 million during the same period of 2025 primarily reflects $1,245.0 million of repayment of our previous long-term borrowings, $94.7 million in dividends to stockholders and distributions to noncontrolling interests, and $88.9 million purchase of treasury stock, partially offset by $1,245.0 million of net proceeds from long-term borrowings and $77.7 million of net proceeds from short-term borrowings.

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

The share repurchase program authorized the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2026, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of March 31, 2026, the Company had approximately of $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company’s amortization expense would have been reduced by $1.5 million and increased by $3.6 million for the three months ended March 31, 2026 and 2025, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities, listed equity options, and digital assets. The fair value of these financial instruments at March 31, 2026 and December 31, 2025 was $13.0 billion and $10.6 billion, respectively, in long positions and $12.3 billion and $9.1 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 24.4% and 15.4% of our total revenues for the three months ended March 31, 2026 and 2025, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $26.7 million and $12.9 million for the three months ended March 31, 2026 and 2025, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal Proceedings” section in Note 16 “Commitments, Contingencies and Guarantees” to the Company’s Condensed Consolidated Financial Statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Part I Item 1A. “Risk Factors” in our 2025 Form 10-K.

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

Total share repurchases for the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026
Class A Common Stock repurchases	236,748	$41.51	—	$302,812,949

February 1, 2026 - February 28, 2026
Class A Common Stock repurchases	942,797	$38.51	—	302,812,949

March 1, 2026 - March 31, 2026
Class A Common Stock repurchases	233,200	$41.43	—	302,812,949
Total Common Stock repurchases	1,412,745	$39.49	—	$302,812,949
(1) Includes the repurchase of 1,412,745 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended March 31, 2026.

On November 6, 2020, the Company announced that the Board of Directors had authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company announced that the Board of Directors had authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorized the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through March 31, 2026, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million. As of March 31, 2026, the Company had approximately $302.8 million remaining capacity for future purchases of shares of Class A Common Stock and Virtu Financial Units under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

Virtu Financial, Inc.

DATE:	May 1, 2026	By:	/s/ Aaron Simons
Aaron Simons
Chief Executive Officer

DATE:	May 1, 2026	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer