Form 10-Q
period 2026-06-30
Virtu Financial, Inc.
filed 2026-07-31
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of July 24, 2026
Class A common stock, par value $0.00001 per share	88,300,678
Class C common stock, par value $0.00001 per share	6,807,809
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,069,254	$1,061,697
Cash restricted or segregated under regulations and other	63,759	64,744
Securities borrowed	3,774,108	3,191,138
Securities purchased under agreements to resell	1,857,034	988,929
Receivables from broker-dealers and clearing organizations ($234,379 and $328,934 at fair value, as of June 30, 2026 and December 31, 2025, respectively)	3,207,464	1,896,405
Trading assets, at fair value:
Financial instruments owned	11,373,226	7,343,032
Financial instruments owned and pledged	3,513,023	3,208,525
Receivables from customers	309,953	161,561
Property, equipment and capitalized software (net of accumulated depreciation of $469,918 and $437,002 as of June 30, 2026 and December 31, 2025, respectively)	118,632	96,378
Operating lease right-of-use assets	206,388	213,707
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $499,158 and $475,592 as of June 30, 2026 and December 31, 2025, respectively)	131,365	154,931
Deferred tax assets	84,267	92,422
Other assets ($284,745 and $242,121, at fair value, as of June 30, 2026 and December 31, 2025, respectively)	619,723	528,341
Total assets	$27,477,122	$20,150,736

Liabilities and equity
Liabilities
Short-term borrowings	$353,941	$12,382
Securities loaned	4,089,659	3,477,831
Securities sold under agreements to repurchase	2,620,126	1,405,639
Payables to broker-dealers and clearing organizations ($278,098 and $181,272, at fair value, as of June 30, 2026 and December 31, 2025, respectively)	1,036,371	998,276
Payables to customers	226,743	43,103
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	13,569,647	9,105,263
Tax receivable agreement obligations	173,090	181,855
Accounts payable, accrued expenses and other liabilities	803,454	652,352
Operating lease liabilities	253,198	261,169
Long-term borrowings	2,025,883	2,039,463
Total liabilities	25,152,112	18,177,333

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders' equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 144,181,332 and 140,877,669 shares, Outstanding — 88,223,594 and 84,919,931 shares at June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at June 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 6,807,809 and 7,970,185 shares at June 30, 2026 and December 31, 2025, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at June 30, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost, 55,957,738 and 55,957,738 shares at June 30, 2026 and December 31, 2025, respectively	(1,475,666)	(1,475,666)
Additional paid-in capital	1,598,599	1,541,684
Retained earnings	1,750,661	1,519,270
Accumulated other comprehensive income (loss)	(5,836)	(3,011)
Total Virtu Financial Inc. stockholders' equity	1,867,760	1,582,279

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Noncontrolling interest	457,250	391,124
Total equity	2,325,010	1,973,403

Total liabilities and equity	$27,477,122	$20,150,736
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Trading income, net	$856,691	$652,796	$1,645,837	$1,242,779
Interest and dividends income	145,886	128,406	273,404	237,459
Commissions, net and technology services	179,545	153,859	366,170	305,166
Other, net	7,831	64,512	(131)	52,038
Total revenue	1,189,953	999,573	2,285,280	1,837,442

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	258,986	202,125	397,814	424,000
Communication and data processing	69,712	61,435	136,587	121,238
Employee compensation and payroll taxes	216,683	136,181	425,038	255,537
Interest and dividends expense	205,266	165,213	383,193	296,541
Operations and administrative	29,445	25,895	58,518	48,031
Depreciation and amortization	18,383	15,618	34,812	31,550
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	23,566	23,566
Termination of office leases	837	11	821	21
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,474	1,682	3,130	3,363
Transaction advisory fees and expenses	—	59	—	397
Financing interest expense on long-term borrowings	34,827	32,551	69,672	62,442
Total operating expenses	847,396	652,553	1,533,151	1,266,686
Income before income taxes and noncontrolling interest	342,557	347,020	752,129	570,756
Provision for income taxes	57,628	54,044	120,604	88,145
Net income	284,929	292,976	631,525	482,611
Noncontrolling interest	(134,030)	(141,789)	(298,317)	(231,743)

Net income available for common stockholders	$150,899	$151,187	$333,208	$250,868

Earnings per share
Basic	$1.63	$1.65	$3.62	$2.74
Diluted	$1.63	$1.65	$3.62	$2.73

Weighted average common shares outstanding
Basic	87,603,606	85,490,121	86,852,837	85,585,040
Diluted	87,603,606	85,530,426	86,852,837	85,794,619

Net income	$284,929	$292,976	$631,525	$482,611
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(1,480)	12,539	(4,900)	17,279
Net change in unrealized cash flow hedges gain (loss), net of taxes	—	1,098	—	(1,012)
Comprehensive income	283,449	306,613	626,625	498,878
Less: Comprehensive income attributable to noncontrolling interest	(133,411)	(147,639)	(296,242)	(238,714)
Comprehensive income attributable to common stockholders	$150,038	$158,974	$330,383	$260,164

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2026 and 2025

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2025	140,877,669	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,541,684	$1,519,270	$(3,011)	$1,582,279	$391,124	$1,973,403
Share based compensation	3,514,983	—	—	—	—	—	—	—	50,237	—	—	50,237	—	50,237
Treasury stock purchases	(1,412,745)	—	—	—	—	—	—	—	—	(55,792)	—	(55,792)	—	(55,792)
Net income	—	—	—	—	—	—	—	—	—	182,309	—	182,309	164,287	346,596
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,964)	(1,964)	(1,456)	(3,420)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,094)	—	(22,094)	(92,396)	(114,490)
Balance at March 31, 2026	142,979,907	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,591,921	$1,623,693	$(4,975)	$1,734,975	$461,559	$2,196,534
Share based compensation	70,889	—	—	—	—	—	—	—	15,808	—	—	15,808	—	15,808
Treasury stock purchases	(31,840)	—	—	—	—	—	—	—	—	(1,622)	—	(1,622)	—	(1,622)
Net income	—	—	—	—	—	—	—	—	—	150,899	—	150,899	134,030	284,929
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(861)	(861)	(619)	(1,480)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,309)	—	(22,309)	(137,720)	(160,029)
Issuance of common stock in connection with employee exchanges	1,162,376	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,162,376)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(9,130)	—	—	(9,130)	—	(9,130)
Balance at June 30, 2026	144,181,332	$1	6,807,809	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,598,599	$1,750,661	$(5,836)	$1,867,760	$457,250	$2,325,010

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Six Months Ended June 30, 2026 and 2025

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Share based compensation	2,650,096	—	—	—	—	—	—	—	42,028	—	—	42,028	—	42,028
Repurchase of Class C common stock	—	—	(16,265)	—	—	—	—	—	(645)	—	—	(645)	—	(645)
Treasury stock purchases	(1,018,757)	—	—	—	—	—	(1,321,211)	(47,982)	—	(40,779)	—	(88,761)	—	(88,761)
Stock options exercised	120,000	—	—	—	—	—	—	—	2,280	—	—	2,280	—	2,280
Net income	—	—	—	—	—	—	—	—	—	99,681	—	99,681	89,954	189,635
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,720	2,720	2,020	4,740
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(1,211)	(1,211)	(899)	(2,110)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,164)	—	(22,164)	(72,524)	(94,688)
Issuance of common stock in connection with employee exchanges	350,858	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(350,858)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	139,581,948	$1	8,194,847	$—	60,091,740	$1	(53,824,637)	$(1,387,895)	$1,475,903	$1,227,446	$(5,554)	$1,309,902	$251,754	$1,561,656
Deconsolidation of RFQ-hub	—	—	—	—	—	—	—	—	—	—	—	—	(35,608)	(35,608)
Share based compensation	62,556	—	—	—	—	—	—	—	15,074	—	—	15,074	—	15,074
Treasury stock purchases	(24,464)	—	—	—	—	—	(1,658,514)	(66,821)	—	(996)	—	(67,817)	—	(67,817)
Stock options exercised	693,750	—	—	—	—	—	—	—	13,181		—	13,181	—	13,181
Net income	—	—	—	—	—	—	—	—	—	151,187	—	151,187	141,789	292,976
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	7,160	7,160	5,379	12,539
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	627	627	471	1,098
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,949)	—	(21,949)	(137,809)	(159,758)
Balance at June 30, 2025	140,313,790	$1	8,194,847	$—	60,091,740	$1	(55,483,151)	$(1,454,716)	$1,504,158	$1,355,688	$2,233	$1,407,365	$225,976	$1,633,341

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$631,525	$482,611

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,812	31,550
Amortization of purchased intangibles and acquired capitalized software	23,566	23,566
Debt issue cost related to debt refinancing and prepayment	200	—
Amortization of debt issuance costs and deferred financing fees	3,775	3,371
Termination of office leases	821	21
Share-based compensation	67,821	44,459
Deferred taxes	8,155	13,632
Gain on sale of RFQ-hub	—	(66,988)
Other	11,835	7,828
Changes in operating assets and liabilities:
Securities borrowed	(582,970)	(359,831)
Securities purchased under agreements to resell	(868,105)	(100,381)
Receivables from broker-dealers and clearing organizations	(1,311,059)	(235,436)
Trading assets, at fair value	(4,334,692)	(3,126,121)
Receivables from customers	(148,392)	(210,569)
Operating lease right-of-use assets	6,487	18,535
Other assets	(80,382)	(56,292)
Securities loaned	611,828	686,472
Securities sold under agreements to repurchase	1,214,487	635,338
Payables to broker-dealers and clearing organizations	38,095	317,135
Payables to customers	183,640	4,358
Trading liabilities, at fair value	4,464,384	1,982,657
Operating lease liabilities	(7,971)	(22,180)
Accounts payable, accrued expenses and other liabilities	149,099	3,994
Net cash provided by (used in) operating activities	116,959	77,729

Cash flows from investing activities
Development of capitalized software	(31,773)	(29,769)
Acquisition of property and equipment	(24,649)	(10,944)
Proceeds from sale of RFQ-hub	—	37,932
Other investing activities	(23,269)	(8,600)
Net cash provided by (used in) investing activities	(79,691)	(11,381)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(274,519)	(254,446)
Repurchase of Class C common stock	—	(1,566)
Purchase of treasury stock	(57,820)	(157,562)
Stock options exercised	—	15,461
Short-term borrowings, net	342,976	216,759
Proceeds from long-term borrowings	—	1,245,000
Repayment of long-term borrowings	(15,450)	(1,245,000)
Payment of tax receivable agreement obligations	(20,983)	(20,773)
Debt issuance costs	—	(5,684)
Net cash provided by (used in) financing activities	(25,796)	(207,811)

Effect of exchange rate changes on cash and cash equivalents	(4,900)	17,279

Net increase (decrease) in cash and cash equivalents	6,572	(124,184)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,126,441	913,991
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,133,013	$789,807

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplementary disclosure of cash flow information
Cash paid for interest	$372,072	$313,188
Cash paid for taxes	81,404	75,201

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	21,668	10,309

Non-cash financing activities
Tax receivable agreement described in Note 5	(12,218)	—
Repurchase of Class C common stock	—	(645)
Purchase of treasury stock	—	(356)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of June 30, 2026, VFI owned approximately 58.1% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Accounting Pronouncements Not Yet Adopted as of June 30, 2026

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

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes and noncontrolling interest	$342,557	$347,020	$752,129	$570,756
Provision for income taxes	57,628	54,044	120,604	88,145
Net income	284,929	292,976	631,525	482,611

Noncontrolling interest	(134,030)	(141,789)	(298,317)	(231,743)

Net income available for common stockholders	$150,899	$151,187	$333,208	$250,868

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2026	2025	2026	2025
Basic earnings per share:
Net income available for common stockholders	$150,899	$151,187	$333,208	$250,868
Less: Dividends and undistributed earnings allocated to participating securities	(7,768)	(10,122)	(18,367)	(16,491)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	143,131	141,065	314,841	234,377

Weighted average shares of common stock outstanding:
Class A	87,603,606	85,490,121	86,852,837	85,585,040

Basic earnings per share	$1.63	$1.65	$3.62	$2.74

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2026	2025	2026	2025
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$143,131	$141,065	$314,841	$234,377

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	87,603,606	85,490,121	86,852,837	85,585,040
Issuable pursuant to Second Amended and Restated 2015 Management Incentive Plan	—	40,305	—	209,579
	87,603,606	85,530,426	86,852,837	85,794,619

Diluted earnings per share	$1.63	$1.65	$3.62	$2.73

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

The Company made payments totaling $155.8 million from February 2017 through June 2026 with respect to its TRA obligation. Tax receivable payments are expected to range from approximately $0.7 million to $23.2 million per year over the next 15 years.

At June 30, 2026 and December 31, 2025, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $83.4 million and $91.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $173.1 million and $181.9 million for June 30, 2026 and December 31, 2025, respectively. The amounts recorded as of June 30, 2026 and December 31, 2025 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of June 30, 2026 and December 31, 2025, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and six months ended June 30, 2026 and 2025.

The following table presents the details of goodwill by segment as of June 30, 2026 and December 31, 2025:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of June 30, 2026 and December 31, 2025, the Company’s total amount of intangible assets recorded was $131.4 million and $154.9 million, respectively. Acquired intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(351,959)	$127,171	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,699)	196	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(499,158)	$131,365

	As of December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(328,411)	$150,719	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,681)	214	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(475,592)	$154,931

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $11.8 million for the three months ended June 30, 2026 and 2025, respectively, and $23.6 million and $23.6 million for the six months ended June 30, 2026 and 2025, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2026	$23,566
2027	47,132
2028	47,132
2029	9,466
2030	36
2031	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Due from prime brokers	$1,347,178	$902,859
Deposits with clearing organizations	592,473	253,010
Net equity with futures commission merchants	488,052	455,105
Unsettled trades with clearing organizations	5,905	28,354
Securities failed to deliver	721,413	220,326
Commissions and fees	52,443	36,751
Total receivables from broker-dealers and clearing organizations	$3,207,464	$1,896,405

Liabilities
Due to prime brokers	$570,128	$612,679
Net equity with futures commission merchants (1)	5,539	(4,278)
Unsettled trades with clearing organizations	186,777	238,872
Securities failed to receive	268,690	145,548
Commissions and fees	5,237	5,455
Total payables to broker-dealers and clearing organizations	$1,036,371	$998,276
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $261.3 million and $203.8 million as of June 30, 2026 and December 31, 2025, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At June 30, 2026 and December 31, 2025, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at June 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Securities received as collateral:
Securities borrowed	$3,714,317	$3,083,612
Securities purchased under agreements to resell	1,855,760	988,274
	$5,570,077	$4,071,886
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Equities	$3,497,920	$3,200,345
Exchange traded notes	15,103	8,180
	$3,513,023	$3,208,525

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	June 30, 2026
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$325,000	$(1,418)	$323,582
Short-term bank loans	30,359	—	30,359
	$355,359	$(1,418)	$353,941

	December 31, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	2,382	—	2,382
	$12,382	$—	$12,382

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

Virtu Financial Singapore Pte. Ltd. was a party to a revolving credit facility with a financial institution (the “Overdraft Facility”) to provide a source of short-term financing. The facility had an aggregate borrowing limit of $10 million, and bore interest at the adjusted SOFR or base rate plus 3.5% per annum. The Overdraft Facility expired during the three months ended June 30, 2026.

The following summarizes the Company’s broker-dealer credit facilities’ carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

	At June 30, 2026
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	4.77%	$400,000	$125,000	$—	$125,000
Committed facility (1)	5.01%	650,000	200,000	(1,418)	198,582
		$1,050,000	$325,000	$(1,418)	$323,582

(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.01% and 6.26%, respectively. Within the Committed facility, there was 100.0 million balance outstanding under Borrowing Base B Loan as of June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Broker-dealer credit facilities:
Uncommitted facility	$1,392	$1,175	$2,685	$2,319
Committed facility	876	898	1,638	1,707
Overdraft facility	63	162	200	348
	$2,331	$2,235	$4,523	$4,374

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2026 and December 31, 2025, there were $30.4 million and $2.4 million, respectively, of short-term bank loans associated with international settlement activities outstanding under these facilities, at a weighted average interest rate of approximately 2.8% and 1.3%, respectively. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. At June 30, 2026 and December 31, 2025, there was no balance outstanding under this short-term bank loan.

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

	At June 30, 2026
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	5.70%	$643,444	$261,259
		$643,444	$261,259

	At December 31, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	5.71%	$645,622	$203,816
		$645,622	$203,816

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $5.6 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $9.7 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At June 30, 2026
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.14%	$1,529,550	$(2,190)	$(16,347)	$1,511,013
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(6,662)	493,338
SBI bonds	January 2029	5.00%	21,532	—	—	21,532
			$2,051,082	$(2,190)	$(23,009)	$2,025,883

		At December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.22%	$1,545,000	$(2,432)	$(18,102)	$1,524,466
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(7,337)	492,663
SBI bonds	January 2029	5.00%	22,334	—	—	22,334
			$2,067,334	$(2,432)	$(25,439)	$2,039,463

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the First Amended Credit Agreement (as amended, the “Second Amended Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans, the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the Second Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Second Amended Credit Agreement (as amended, the “Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

As of June 30, 2026, $1,529.6 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Instruments and Fair Value Measurements”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026, and in December 2025, the maturity of the SBI Bonds was extended to 2029. The principal balance was ¥3.5 billion ($21.5 million) and ¥3.5 billion ($22.3 million) as of June 30, 2026 and December 31, 2025, respectively. The Company had a gain of $0.5 million and a loss of $1.0 million during the three months ended June 30, 2026 and 2025, respectively, and a gain of $0.8 million and a loss of $2.0 million during the six months ended June 30, 2026 and 2025, respectively, due to changes in foreign currency rates.

As of June 30, 2026, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2026	$—
2027	15,450
2028	15,450
2029	36,982
2030	15,450
2031	1,967,750
Total principal of long-term borrowings	$2,051,082

10. Financial Instruments and Fair Value Measurements

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

Fair value measurements for those items measured on a recurring basis are summarized below as of June 30, 2026:

	June 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,935,476	$5,042,151	$—	$—	$6,977,627
U.S. and Non-U.S. government obligations	598,682	2,676,386	—	—	3,275,068
Corporate Bonds	—	1,071,739	—	—	1,071,739
Exchange traded notes	—	26,336	—	—	26,336
Currency forwards	—	438,928	—	(435,831)	3,097
Options	19,359	—	—	—	19,359
	$2,553,517	$9,255,540	$—	$(435,831)	$11,373,226

Financial instruments owned, pledged as collateral:
Equity securities	$2,279,869	$1,218,051	$—	$—	$3,497,920
Exchange traded notes	—	15,103	—	—	15,103
	$2,279,869	$1,233,154	$—	$—	$3,513,023

Other Assets
Equity investment	$—	$—	$85,903	$—	$85,903
Digital assets	156,227	—	—	—	156,227
USDC (1)	41,787	—	—	—	41,787
Exchange stock	828	—	—	—	828
	$198,842	$—	$85,903	$—	$284,745

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$234,379	$—	$—	$234,379
	$—	$234,379	$—	$—	$234,379

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$4,340,205	$4,285,265	$—	$—	$8,625,470
U.S. and Non-U.S. government obligations	706,066	2,785,417	—	—	3,491,483
Corporate Bonds	—	1,393,509	—	—	1,393,509
Exchange traded notes	—	41,163	—	—	41,163
Currency forwards	—	442,864	—	(442,864)	—
Options	18,022	—	—	—	18,022
	$5,064,293	$8,948,218	$—	$(442,864)	$13,569,647

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$278,098	$—	$—	$278,098
	$—	$278,098	$—	$—	$278,098
(1) USDC is a stablecoin that can be redeemed on a one-to-one basis for U.S. dollars and is accounted for as a financial asset.

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2025:

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,511,213	$2,839,183	$—	$—	$4,350,396
U.S. and Non-U.S. government obligations	459,943	1,210,309	—	—	1,670,252
Corporate Bonds	—	1,207,385	—	—	1,207,385
Exchange traded notes	—	10,459	—	—	10,459
Currency forwards	—	211,856	—	(204,775)	7,081
Options	97,459	—	—	—	97,459
	$2,068,615	$5,479,192	$—	$(204,775)	$7,343,032
Financial instruments owned, pledged as collateral:
Equity securities	$1,896,091	$1,304,254	$—	$—	$3,200,345
Exchange traded notes	—	8,180	—	—	8,180
	$1,896,091	$1,312,434	$—	$—	$3,208,525
Other Assets
Equity investment	$—	$—	$86,491	$—	$86,491
Digital assets	154,610	—	—	—	154,610
Exchange stock	1,020	—	—	—	1,020
	$155,630	$—	$86,491	$—	$242,121

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$328,934	$—	$—	$328,934
	$—	$328,934	$—	$—	$328,934

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,933,027	$2,784,522	$—	$—	$5,717,549
U.S. and Non-U.S. government obligations	234,169	1,155,901	—	—	1,390,070
Corporate Bonds	—	1,754,517	—	—	1,754,517
Exchange traded notes	—	26,135	—	—	26,135
Currency forwards	—	198,463	—	(198,463)	—
Options	216,992	—	—	—	216,992
	$3,384,188	$5,919,538	$—	$(198,463)	$9,105,263

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$181,272	$—	$—	$181,272
	$—	$181,272	$—	$—	$181,272

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	June 30, 2026
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$85,903	Discounted cash flow	Estimated revenue growth	5.0% - 9.5%	6.1%
			Discount rate	16.4% - 16.4%	16.4%
		Market	Future enterprise value/ EBITDA ratio	10.4x - 19.6x	13.1x

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$86,491	Discounted cash flow	Estimated revenue growth	5.0% - 6.0%	5.3%
			Discount rate	16.2% - 16.2%	16.2%
		Market	Future enterprise value/ EBITDA ratio	9.5x - 20.1x	15.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended June 30, 2026
(in thousands)	Balance at March 31, 2026	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2026	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2026
Assets
Other assets:
Equity investment	$80,561	$—	$5,342	$—	$—	$85,903	$5,342
Other	—	—	—	—	—	—	—
Total	$80,561	$—	$5,342	$—	$—	$85,903	$5,342
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Three Months Ended June 30, 2025
(in thousands)	Balance at March 31, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2025
Assets
Other assets:
Equity investment	$85,009	$—	$981	$—	$—	$85,990	$981
Other	—	—	—	—	—	—	—
Total	$85,009	$—	$981	$—	$—	$85,990	$981
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Six Months Ended June 30, 2026
(in thousands)	Balance at December 31, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at June 30, 2026	Change in Net Unrealized Gains / (Losses) on Investments still held at June 30, 2026
Assets
Other assets:
Equity investment	$86,491	$—	$(588)	$—	$—	$85,903	$(588)
Total	$86,491	$—	$(588)	$—	$—	$85,903	$(588)
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of June 30, 2026:

	June 30, 2026
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,069,254	$1,069,254	$1,069,254	$—	$—
Cash restricted or segregated under regulations and other	63,759	63,759	63,759	—	—
Securities borrowed	3,774,108	3,774,108	—	3,774,108	—
Securities purchased under agreements to resell	1,857,034	1,857,034	—	1,857,034	—
Receivables from broker-dealers and clearing organizations	2,973,085	2,973,085	—	2,973,085	—
Receivables from customers	309,953	309,953	—	309,953	—
Other assets (1)	53,683	53,683	14,574	39,109	—
Total Assets	$10,100,876	$10,100,876	$1,147,587	$8,953,289	$—

Liabilities
Short-term borrowings	$353,941	$355,359	$—	$355,359	$—
Long-term borrowings	2,025,883	2,077,891	—	2,077,891	—
Securities loaned	4,089,659	4,089,659	—	4,089,659	—
Securities sold under agreements to repurchase	2,620,126	2,620,126	—	2,620,126	—
Payables to broker-dealers and clearing organizations	758,273	758,273	—	758,273	—
Payables to customers	226,743	226,743	—	226,743	—
Other liabilities (2)	39,395	39,395	—	39,395	—
Total Liabilities	$10,114,020	$10,167,446	$—	$10,167,446	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,774,108	$—	$3,774,108	$(3,714,317)	$(24,243)	$35,548
Securities purchased under agreements to resell	1,857,034	—	1,857,034	(1,855,760)	—	1,274
Trading assets, at fair value:
Currency forwards	438,929	(435,831)	3,098	—	—	3,098
Options	19,359	—	19,359	—	(15,089)	4,270
Total	$6,089,430	$(435,831)	$5,653,599	$(5,570,077)	$(39,332)	$44,190

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$4,089,659	$—	$4,089,659	$(4,033,807)	$(41,486)	$14,366
Securities sold under agreements to repurchase	2,620,126	—	2,620,126	(2,617,247)	—	2,879
Trading liabilities, at fair value:
Currency forwards	442,864	(442,864)	—	—	—	—
Options	18,022	—	18,022	—	(17,584)	438
Total	$7,170,671	$(442,864)	$6,727,807	$(6,651,054)	$(59,070)	$17,683

	December 31, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,191,138	$—	$3,191,138	$(3,083,612)	$(53,461)	$54,065
Securities purchased under agreements to resell	988,929	—	988,929	(988,274)	—	655
Trading assets, at fair value:
Currency forwards	211,856	(204,775)	7,081	—	—	7,081
Options	97,459	—	97,459	—	(96,708)	751
Total	$4,489,382	$(204,775)	$4,284,607	$(4,071,886)	$(150,169)	$62,552

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,477,831	$—	$3,477,831	$(3,382,370)	$(67,690)	$27,771
Securities sold under agreements to repurchase	1,405,639	—	1,405,639	(1,404,924)	—	715
Payables to broker-dealers and clearing organizations:
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	198,463	(198,463)	—	—	—	—
Options	216,992	—	216,992	—	(96,708)	120,284
Total	$5,298,925	$(198,463)	$5,100,462	$(4,787,294)	$(164,398)	$148,770

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Equity securities	$175,000	$115,000	$85,000	$150,000	$—	$525,000
U.S. and Non-U.S. government obligations	2,095,126	—	—	—	—	2,095,126
Total	$2,270,126	$115,000	$85,000	$150,000	$—	$2,620,126

Securities loaned:
Equity securities	$4,089,659	$—	$—	$—	$—	$4,089,659
Total	$4,089,659	$—	$—	$—	$—	$4,089,659

	December 31, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Equity securities	$—	$315,000	$85,000	$100,000	$—	$500,000
U.S. and Non-U.S. government obligations	905,639	—	—	—	—	905,639
Total	$905,639	$315,000	$85,000	$100,000	$—	$1,405,639

Securities loaned:
Equity securities	$3,477,831	$—	$—	$—	$—	$3,477,831
Total	$3,477,831	$—	$—	$—	$—	$3,477,831

11. Digital Assets Held

The following table summarizes Digital assets held at June 30, 2026 and December 31, 2025:

(in thousands, except units)	June 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	1,800	$109,613	$105,274
Other	NM	51,292	50,953
Total Digital assets held		$160,905	$156,227

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,274	$112,392	$111,760
Other	NM	41,802	42,850
Total Digital assets held		$154,194	$154,610

As of June 30, 2026, 25.0 million PYTH tokens with a fair value of $0.9 million are subject to selling restrictions. The time-based selling restrictions will unlock in 2027.

12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at June 30, 2026 and December 31, 2025:

(in thousands)		June 30, 2026		December 31, 2025
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$6,545	$4,001,895	$(60)	$1,017,174
Commodity futures	Receivables from broker-dealers and clearing organizations	5,977	11,235,551	(20,294)	11,492,904
Currency futures	Receivables from broker-dealers and clearing organizations	5,071	3,484,123	4,418	4,575,259
Fixed income futures	Receivables from broker-dealers and clearing organizations	(857)	370,746	(25)	11,711
Options	Financial instruments owned	19,359	1,671,837	97,459	2,565,169
Currency forwards	Financial instruments owned	438,928	43,056,133	211,856	28,015,291

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(730)	$623,681	$1,399	$940,143
Commodity futures	Payables to broker-dealers and clearing organizations	(1,707)	49,248	(4,409)	171,504
Currency futures	Payables to broker-dealers and clearing organizations	86	8,394	216	212,120
Fixed income futures	Payables to broker-dealers and clearing organizations	(11)	49,454	(199)	383,154
Options	Financial instruments sold, not yet purchased	18,022	1,711,286	216,992	2,637,691
Currency forwards	Financial instruments sold, not yet purchased	442,864	43,058,101	198,463	28,008,595

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statements Location	2026	2025	2026	2025
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$210,924	$56,616	$113,651	$26,385
Currency forwards	Trading income, net	30,547	72,937	77,770	161,964
Options	Trading income, net	5,987	18,405	51,975	26,987
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	—	(125)	—	(3,035)
		$247,458	$147,833	$243,396	$212,301

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$—	$1,391	$—	$1,822
		$—	$1,391	$—	$1,822
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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of June 30, 2026, the Company held a noncontrolling interest of 50.0% in the JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of June 30, 2026, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of June 30, 2026, the Company held approximately a 12.6% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of June 30, 2026, the Company held approximately a 6.4% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at June 30, 2026:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$90,411	$—	$90,411	$534,313

The following table presents the Company’s nonconsolidated VIEs at December 31, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$92,127	$—	$92,127	$422,006

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$15,944	$127,565	$—	$143,509
Workflow technology	—	26,835	—	26,835
Analytics	—	9,201	—	9,201
Total revenue from contracts with customers	15,944	163,601	—	179,545

Other sources of revenue	993,230	9,860	7,318	1,010,408

Total revenues	$1,009,174	$173,461	$7,318	$1,189,953

Timing of revenue recognition:
Services transferred at a point in time	$1,009,174	$154,604	$7,318	$1,171,096
Services transferred over time	—	18,857	—	18,857
Total revenues	$1,009,174	$173,461	$7,318	$1,189,953

	Three Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$14,414	$104,467	$—	$118,881
Workflow technology	—	25,433	—	25,433
Analytics	—	9,545	—	9,545
Total revenue from contracts with customers	14,414	139,445	—	153,859

Other sources of revenue	772,179	75,043	(1,508)	845,714

Total revenues	$786,593	$214,488	$(1,508)	$999,573

Timing of revenue recognition:
Services transferred at a point in time	$786,593	$196,144	$(1,508)	$981,229
Services transferred over time	—	18,344	—	18,344
Total revenues	$786,593	$214,488	$(1,508)	$999,573

	Six Months Ended June 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$24,619	$268,160	$—	$292,779
Workflow technology	—	54,665	—	54,665
Analytics	—	18,726	—	18,726
Total revenue from contracts with customers	24,619	341,551	—	366,170

Other sources of revenue	1,900,252	19,041	(183)	1,919,110

Total revenues	$1,924,871	$360,592	$(183)	$2,285,280

Timing of revenue recognition:
Services transferred at a point in time	$1,924,871	$322,685	$(183)	$2,247,373
Services transferred over time	—	37,907	—	37,907
Total revenues	$1,924,871	$360,592	$(183)	$2,285,280

	Six Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$31,726	$201,901	$—	$233,627
Workflow technology	—	52,504	—	52,504
Analytics	—	19,035	—	19,035
Total revenue from contracts with customers	31,726	273,440	—	305,166

Other sources of revenue	1,446,039	82,056	4,181	1,532,276

Total revenues	$1,477,765	$355,496	$4,181	$1,837,442

Timing of revenue recognition:
Services transferred at a point in time	$1,477,765	$319,213	$4,181	$1,801,159
Services transferred over time	—	36,283	—	36,283
Total revenues	$1,477,765	$355,496	$4,181	$1,837,442

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of June 30, 2026 and 2025, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $79.8 million and $64.5 million as of June 30, 2026 and December 31, 2025, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of June 30, 2026.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $11.3 million and $9.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company recognized the full amount of revenue during the six months ended June 30, 2026 and 2025, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the three and six months ended June 30, 2026 and 2025, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $57.6 million, and 16.8%, and $54.0 million, and 15.6% for the three months ended June 30, 2026 and 2025, respectively, and $120.6 million, and 16.0%, and $88.1 million, and 15.4% for the six months ended June 30, 2026 and 2025, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025 are current income tax receivables of $46.0 million and $36.8 million, respectively. The balances at June 30, 2026 and December 31, 2025 primarily comprised prepayments of income tax and income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025 are current tax liabilities of $38.8 million and $37.8 million, respectively. The balances at June 30, 2026 and December 31, 2025 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At June 30, 2026 and December 31, 2025, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at June 30, 2026 and December 31, 2025, of $37.4 million and $46.8 million, respectively, and has recorded related deferred tax assets of $6.3 million and $7.9 million, respectively. A full valuation allowance was recorded against these deferred tax assets at June 30, 2026 and December 31, 2025 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of June 30, 2026 and December 31, 2025 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of June 30, 2026, the Company’s tax years for 2022 through 2024 and 2018 through 2025 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2018 through 2024. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $19.7 million of unrecognized tax benefits as of June 30, 2026, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of June 30, 2026.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint (the 220 Complaint”), filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The 220 Complaint alleged that the stockholder sought Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company made substantial productions of documents and other information in response to plaintiff's requests. In January 2025, the plaintiff voluntarily dismissed the 220 Complaint and filed a complaint in the Court of Chancery of the State of Delaware naming the Company and its directors, officers, and controlling stockholder as defendants, captioned Iron Workers Local No. 55 Pension Fund v. Viola et al., No. 2025-0058-JTL, alleging breaches of fiduciary duties which purportedly have caused harm to holders of the Company’s Class A common stock. The defendants in these cases deny they breached their fiduciary duties and are defending themselves vigorously. A motion to dismiss was denied on June 2, 2026, and the case is proceeding to discovery.

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

On December 1, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Northwest Biotherapeutics, Inc. v. Canaccord Genuity LLC, et al No. 1:22-cv-10185, filed in United States District Court in the Southern District of New York. The initial complaint alleged that defendants engaged in market manipulation in the plaintiff’s stock during a period from 2018 to 2022. A first amended complaint was filed on April 10, 2023, bringing substantially the same allegations as the initial complaint. The first amended complaint was dismissed with leave to amend on February 14, 2024. Plaintiff filed a second amended complaint on March 18, 2024. Neither the operative complaint nor prior iterations specify the amount of alleged damages. On March 27, 2025, the district court partially granted the defendants’ motion to dismiss. On November 14, 2025, the Company’s subsidiary, along with another market maker, was named as a defendant in Genius Group Limited v. Citadel Securities LLC, et al No. 1:25-CV-09546, filed in United States District Court in the Southern District of New York. The putative class action complaint alleges that defendants engaged in market manipulation of the plaintiff’s stock during a period from 2022 to 2025. On June 29, 2026, plaintiff filed a notice of voluntary dismissal in the Southern District Court and filed a new putative securities class action against the same defendants in the New York District of Florida, captioned Reynolds v. Citadel Securities LLC and Virtu Americas LLC, No. 1:26-cv-24485 (S.D. Fla.). On January 7, 2026, the Company, along with several other parties, was named as a defendant in Asia Broadband, Inc. v. Virtu Financial Inc. et al No. 2:26-cv-00175, filed in United States District Court in the Central District of California. The putative class action complaint alleges that the defendants engaged in market manipulation of the plaintiff’s stock during a period from 2021 to 2025. The Company believes that all of these claims are without merit and is defending itself vigorously.

On October 7, 2024, the Company and its 50% owned subsidiary, NLN Holdings, LLC, along with several other defendants, were named in a lawsuit brought by Skywave Networks, LLC in the United States District Court for the Northern District of Illinois, Skywave Networks, LLC v. DiSomma, et al., 1:24-cv-09650 (N.D.Ill.). The complaint alleges that defendants engaged in violations of federal law, 18 U.S.C. sec. 1962, in connection with the application for and utilization of various licenses issued by the Federal Communications Commission, purportedly harming plaintiffs’ attempts to offer certain network communications capacity on a commercial basis. The complaint does not specify any amount of alleged damages. On February 13, 2025, the plaintiffs filed a First Amended Complaint which does not specify any amount of alleged damages. On December 2, 2025, the court granted the Company’s motion to dismiss the complaint. On December 31, 2025, the Plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. Oral argument on the appeal has been scheduled for September 10, 2026. The Company believes that the claims are without merit and intends to continue to defend itself vigorously.

On May 20, 2026, SpectraNet Technologies LLC (“SpectraNet”) filed a lawsuit against VFI and other entities in the U.S. District Court for the Northern District of Illinois alleging that their collective and individual use of shortwave trading methods comprises a patented ionospheric radio frequency transmission of a message in a high frequency (HF) band to a remote receiving device and, thus, allegedly infringes certain claims of U.S. Patent No. 10,959,123, No. 11,516,694, and No. 12,414,002. SpectraNet seeks unspecified monetary damages, subject to trebling under 35 U.S.C. § 284, and an injunction or, alternatively, an ongoing royalty of an unspecified percentage or amount. No scheduling order has been entered. No trial date has been set. VFI believes these claims are without merit and intends to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted, while others remain pending while others have been withdrawn. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”), which had a previous compliance date commencing in November 2025, and the compliance date for tick size and access fees rule changes have been delayed until November 2026, and the infrastructure rule proposal concerning odd lots has been delayed until May 2026, (ii) adopted amendments to Rule 605 of Regulation NMS, which had an initial compliance date on or about December 15, 2025 which has been postponed until August 1, 2026, and (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provided for fee collection commencing in November 2024 but which was ultimately struck down by the 11th Circuit Court of Appeals. On March 16, 2026, the SEC approved a revised CAT funding model on a two-year limited basis. On March 25, 2026, a petition was filed in the 11th Circuit Court of Appeals for a review of the revised plan. On April 16, 2026, the SEC issued a concept release seeking public comment on the CAT as part of the SEC’s comprehensive review. Moreover, on June 11, 2026, the SEC proposed amendments to Regulation NMS to rescind Rule 611 (the Trade-Through Rule) and Rule 610(e) (the Locked and Crossed Markets Rule).

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	June 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$206,388	$213,707
Operating lease liabilities	Operating lease liabilities	253,198	261,169

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	47,802	36,611
Accumulated depreciation	Property, equipment, and capitalized software, net	(21,847)	(17,703)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	27,045	19,984

Weighted average remaining lease term and discount rate are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	4.45 years	4.40 years
Finance leases	2.56 years	2.58 years
Weighted average discount rate
Operating leases	5.93%	5.95%
Finance leases	5.31%	5.83%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost:
Fixed	$19,466	$17,700	$37,994	$35,231
Variable	2,387	1,594	4,769	3,050
Impairment of ROU Asset	832	—	832	—
Total Operating lease cost	$22,685	$19,294	$43,595	$38,281

Sublease income	2,742	3,172	5,988	6,642

Finance lease cost:
Amortization of ROU Asset	$2,757	$1,805	$4,788	$3,962
Interest on lease liabilities	352	307	633	641
Total Finance lease cost	$3,109	$2,112	$5,421	$4,603

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of June 30, 2026, are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$42,477	$6,372
2027	80,832	11,790
2028	73,148	7,901
2029	26,201	2,473
2030	23,779	410
2031 and thereafter	43,350	—
Total lease payments	$289,787	$28,946
Less imputed interest	(36,589)	(1,901)
Total lease liability	$253,198	$27,045

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,069,254	$1,061,697
Cash restricted or segregated under regulations and other	63,759	64,744
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,133,013	$1,126,441

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. Mr. Vincent Viola together with certain affiliates controls approximately 87.4% of the combined voting power of our common stock as a result of their ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 58.1% interest in Virtu Financial at June 30, 2026.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of June 30, 2026 and December 31, 2025, there were 3,240,583 and 3,402,959 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 162,376 and 367,123 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the six months ended June 30, 2026 and June 30, 2025, respectively.

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

Share Repurchase Program

On November 6, 2020, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company’s Board of Directors authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company’s Board of Directors authorized the expansion of the Company’s share repurchase program, increasing the total authorized amount by an additional $300 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021 the Company’s Board of Directors authorized another expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company’s Board of Directors authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorized the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through April 24, 2026, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million.

Employee Exchanges

During the six months ended June 30, 2026 and June 30, 2025, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 1,162,376 and 350,858 units, respectively, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$(4,975)	$(861)	$—	$(5,836)
Total	$(4,975)	$(861)	$—	$(5,836)

	Three Months Ended June 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$3,732	$540	$87	$4,359
Foreign exchange translation adjustment	(9,286)	7,160	—	(2,126)
Total	$(5,554)	$7,700	$87	$2,233
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income.

	Six Months Ended June 30, 2026
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$(3,011)	$(2,825)	$—	$(5,836)
Total	$(3,011)	$(2,825)	$—	$(5,836)

	Six Months Ended June 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$853	$(1,437)	$4,359
Foreign exchange translation adjustment	(12,006)	9,880	—	(2,126)
Total	$(7,063)	$10,733	$(1,437)	$2,233
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

The following table summarizes activity related to stock options for the six months ended June 30, 2025. There was no such activity for the six months ended June 30, 2026.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the six months ended June 30, 2026 and 2025, respectively, there were 717,206 and 528,221 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $18.2 million and $11.1 million for the three months ended June 30, 2026 and 2025, respectively, and $37.4 million and $18.2 million for the six months ended June 30, 2026 and 2025, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the six months ended June 30, 2026 and 2025:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2024	5,564,532	$21.77
Granted (1)	3,282,979	39.41
Forfeited	(155,915)	25.72
Vested	(2,712,652)	24.93
At June 30, 2025	5,978,944	$29.92

At December 31, 2025	5,776,036	$30.79
Granted (1)	2,112,881	40.02
Forfeited	(45,724)	34.56
Vested	(3,585,872)	29.92
At June 30, 2026	4,257,321	$36.07
(1) Excluded in the number of RSUs and RSAs are 475,000 and 100,000 participating RSAs for the three and six months ended June 30, 2026 and 2025, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $15.1 million and $11.5 million for the three months ended June 30, 2026 and 2025, respectively, and $30.4 million and $26.9 million for the six months ended June 30, 2026 and 2025, respectively, of compensation expense in relation to RSUs. As of June 30, 2026 and December 31, 2025, total unrecognized share-based compensation expense related to unvested RSUs was $113.0 million and $95.9 million, respectively, and this amount is to be recognized over a weighted average period of 1.3 years and 1.0 year, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiary, Virtu Americas LLC (“VAL”), is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.3 million of capital in connection with the operation of its designated market maker (“DMM”) business as of June 30, 2026. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiary as of June 30, 2026 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$612,161	$10,436	$601,725

As of June 30, 2026, VAL had $54.6 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.8 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of June 30, 2026 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$17,635	$176	$17,459
Ireland
Virtu Europe Trading Limited (1)	95,656	34,548	61,108
Virtu Financial Ireland Limited (1)	184,097	84,722	99,375
United Kingdom
Virtu ITG UK Limited (1)	2,183	995	1,188
Asia Pacific
Virtu ITG Australia Limited	47,630	22,382	25,248
Virtu ITG Hong Kong Limited	9,929	394	9,535
Virtu ITG Singapore Pte Limited	1,089	213	876
Virtu Financial Singapore Pte. Ltd.	329,961	229,758	100,203
(1) Preliminary

As of June 30, 2026, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended June 30, 2026 and 2025 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2026
Total revenues	$1,009,174	$173,461	$7,318	$1,189,953
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	225,815	33,171	—	258,986
Interest and dividends expense	202,982	2,284	—	205,266
Other segment items (2)	270,643	111,832	669	383,144
Total operating expenses	699,440	147,287	669	847,396
Income (loss) before income taxes and noncontrolling interest	$309,734	$26,174	$6,649	$342,557

2025
Total revenues	$786,593	$214,488	$(1,508)	$999,573
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	172,311	29,814	—	202,125
Interest and dividends expense	163,871	1,342	—	165,213
Other segment items (2)	194,949	89,206	1,060	285,215
Total operating expenses	531,131	120,362	1,060	652,553
Income (loss) before income taxes and noncontrolling interest	$255,462	$94,126	$(2,568)	$347,020
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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the six months ended June 30, 2026 and 2025 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2026
Total revenues	$1,924,871	$360,592	$(183)	$2,285,280
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	328,573	69,241	—	397,814
Interest and dividends expense	379,323	3,870	—	383,193
Other segment items (2)	530,797	220,217	1,130	752,144
Total operating expenses	1,238,693	293,328	1,130	1,533,151
Income (loss) before income taxes and noncontrolling interest	$686,178	$67,264	$(1,313)	$752,129

2025
Total revenues	$1,477,765	$355,496	$4,181	$1,837,442
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	366,614	57,386	—	424,000
Interest and dividends expense	293,922	2,619	—	296,541
Other segment items (2)	372,587	171,440	2,118	546,145
Total operating expenses	1,033,123	231,445	2,118	1,266,686
Income (loss) before income taxes and noncontrolling interest	$444,642	$124,051	$2,063	$570,756
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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues:
United States	$937,535	$816,973	$1,765,914	$1,526,082
Ireland	130,510	108,048	263,563	192,742
Others	121,908	74,552	255,803	118,618
Total revenues	$1,189,953	$999,573	$2,285,280	$1,837,442

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of June 30, 2026 and December 31, 2025 the Company had net payables to its affiliates of $5.8 million and $10.6 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Instruments and Fair Value Measurements”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $2.8 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively, and $5.3 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively, to JNX for these trading activities.

The Company pays monthly use fees and makes certain contributions to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to the JV of $13.5 million and $7.2 million for the three months ended June 30, 2026 and 2025, respectively, and $24.5 million and $14.4 million for the six months ended June 30, 2026 and 2025, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received payments of $2.3 million and made payments of $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and received payments of $6.0 million and made payments of $5.4 million for the six months ended June 30, 2026 and 2025, respectively.

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On July 23, 2026 (the “Amendment No. 4 Effective Date”), the Company, VFH and certain subsidiaries of VFH entered into Amendment No. 4 (“Amendment No. 4”), which amended the Credit Agreement, to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans (the “Incremental Term B-2 Loans”) in the amount of $500.0 million, the proceeds of which will be used for general corporate purposes, for a total Term B-2 Loan balance of $2,029.6 million.

The Incremental Term B-2 Loans, together with the other Term B-2 Loans, bear interest, at our election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, and (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%.

The Incremental Term B-2 Loans, along with the other Term B-2 Loans, will mature on June 21, 2031. The Incremental Term B-2 Loans amortize in annual installments equal to approximately 1.0% of the aggregate principal amount of Incremental Term B-2 Loans made on the Amendment No. 4 Effective Date and on a pro rata basis with the other Term B-2 Loans. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

On July 30, 2026, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on September 15, 2026 to holders of record as of September 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and six months ended June 30, 2026 and 2025, and it should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2026, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2025, which are included in Items 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the First Amended Credit Agreement (as amended, the “Second Amended Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans, the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the Second Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Second Amended Credit Agreement (as amended, the “Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through June 30, 2026, options to purchase 1,646,500 shares in the aggregate were forfeited and 7,581,500 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2026 in the amount of $306.8 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of June 30, 2026 in the amount of $80.7 million and tax receivable agreement obligation in the amount of $173.1 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of June 30, 2026; and (iv) provision for corporate income tax in the amount of $35.3 million and $74.7 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Market Making	2026	2025	2026	2025
Total revenue	$1,009,174	$786,593	$1,924,871	$1,477,765
Total operating expenses	699,440	531,131	1,238,693	1,033,123
Income (loss) before income taxes and noncontrolling interest	309,734	255,462	686,178	444,642
Execution Services
Total revenue	173,461	214,488	360,592	355,496
Total operating expenses	147,287	120,362	293,328	231,445
Income (loss) before income taxes and noncontrolling interest	26,174	94,126	67,264	124,051
Corporate
Total revenue	7,318	(1,508)	(183)	4,181
Total operating expenses	669	1,060	1,130	2,118
Income (loss) before income taxes and noncontrolling interest	6,649	(2,568)	(1,313)	2,063
Consolidated
Total revenue	1,189,953	999,573	2,285,280	1,837,442
Total operating expenses	847,396	652,553	1,533,151	1,266,686
Income (loss) before income taxes and noncontrolling interest	$342,557	$347,020	$752,129	$570,756

The following table shows our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Trading income, net	$856,691	$652,796	$1,645,837	$1,242,779
Interest and dividends income	145,886	128,406	273,404	237,459
Commissions, net and technology services	179,545	153,859	366,170	305,166
Other, net	7,831	64,512	(131)	52,038
Total revenue	1,189,953	999,573	2,285,280	1,837,442

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	258,986	202,125	397,814	424,000
Communication and data processing	69,712	61,435	136,587	121,238
Employee compensation and payroll taxes	216,683	136,181	425,038	255,537
Interest and dividends expense	205,266	165,213	383,193	296,541
Operations and administrative	29,445	25,895	58,518	48,031
Depreciation and amortization	18,383	15,618	34,812	31,550
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	23,566	23,566
Termination of office leases	837	11	821	21
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,474	1,682	3,130	3,363
Transaction advisory fees and expenses	—	59	—	397
Financing interest expense on long-term borrowings	34,827	32,551	69,672	62,442
Total operating expenses	847,396	652,553	1,533,151	1,266,686
Income before income taxes and noncontrolling interest	342,557	347,020	752,129	570,756
Provision for income taxes	57,628	54,044	120,604	88,145
Net income	$284,929	$292,976	$631,525	$482,611

Selected Operating Margins
GAAP Net income Margin (1)	23.9%	29.3%	27.6%	26.3%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share or per share data)	2026	2025	2026	2025
Net income	$284,929	$292,976	$631,525	$482,611
Noncontrolling interest	(134,030)	(141,789)	(298,317)	(231,743)

Net income available for common stockholders	$150,899	$151,187	$333,208	$250,868

Earnings per share
Basic	$1.63	$1.65	$3.62	$2.74
Diluted	$1.63	$1.65	$3.62	$2.73

Weighted average common shares outstanding
Basic	87,603,606	85,490,121	86,852,837	85,585,040
Diluted	87,603,606	85,530,426	86,852,837	85,794,619
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 72% and 68% of our total revenues for the six months ended June 30, 2026 and 2025, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$856,691	$652,796	$1,645,837	$1,242,779
Interest and dividends income	145,886	128,406	273,404	237,459
Commissions, net and technology services	179,545	153,859	366,170	305,166
Brokerage, exchange, clearance fees and payments for order flow, net	(258,986)	(202,125)	(397,814)	(424,000)
Interest and dividends expense	(205,266)	(165,213)	(383,193)	(296,541)
Adjusted Net Trading Income	$717,870	$567,723	$1,504,404	$1,064,863

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$284,929	$292,976	$631,525	$482,611
Financing interest expense on long-term borrowings	34,827	32,551	69,672	62,442
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,474	1,682	3,130	3,363
Depreciation and amortization	18,383	15,618	34,812	31,550
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	23,566	23,566
Provision for income taxes	57,628	54,044	120,604	88,145
EBITDA	$409,024	$408,654	$883,309	$691,677
Severance	1,386	3,178	3,920	5,357
Transaction advisory fees and expenses	—	59	—	397
Termination of office leases	837	11	821	21
Gain on sale of RFQ-hub	—	(66,988)	—	(66,988)
Other	(7,831)	1,964	1,480	14,465
Share based compensation	33,362	22,571	67,821	44,459
Adjusted EBITDA	$436,778	$369,449	$957,351	$689,388

Selected Operating Margins
GAAP Net income Margin (1)	23.9%	29.3%	27.6%	26.3%
Non-GAAP Net income Margin (2)	39.7%	51.6%	42.0%	45.3%
EBITDA Margin (3)	57.0%	72.0%	58.7%	65.0%
Adjusted EBITDA Margin (4)	60.8%	65.1%	63.6%	64.7%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$284,929	$292,976	$631,525	$482,611
Provision for income taxes	57,628	54,044	120,604	88,145
Income before income taxes	342,557	347,020	752,129	570,756

Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	23,566	23,566
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,474	1,682	3,130	3,363
Severance	1,386	3,178	3,920	5,357
Transaction advisory fees and expenses	—	59	—	397
Termination of office leases	837	11	821	21
Gain on sale of RFQ-hub	—	(66,988)	—	(66,988)
Other	(7,831)	1,964	1,480	14,465
Share based compensation	33,362	22,571	67,821	44,459
Normalized Adjusted Net Income before income taxes	383,568	321,280	852,867	595,396
Normalized provision for income taxes (1)	92,056	77,107	204,688	142,894
Normalized Adjusted Net Income	$291,512	$244,173	$648,179	$452,502

Weighted Average Adjusted shares outstanding (2)	159,860,687	159,952,792	159,700,858	160,133,364

Basic earnings per share	$1.63	$1.65	$3.62	$2.74
Normalized Adjusted EPS	$1.82	$1.53	$4.06	$2.83

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of restricted stock units and restricted stock awards outstanding under the Second Amended and Restated 2015 Management Incentive Plan during the three and six months ended June 30, 2026 and 2025.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$849,402	$7,289	$—	$856,691
Commissions, net and technology services	15,944	163,601	—	179,545
Interest and dividends income	143,322	2,564	—	145,886
Brokerage, exchange, clearance fees and payments for order flow, net	(225,815)	(33,171)	—	(258,986)
Interest and dividends expense	(202,982)	(2,284)	—	(205,266)
Adjusted Net Trading Income	$579,871	$137,999	$—	$717,870

	Three Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$647,344	$5,452	$—	$652,796
Commissions, net and technology services	14,414	139,445	—	153,859
Interest and dividends income	125,893	2,513	—	128,406
Brokerage, exchange, clearance fees and payments for order flow, net	(172,311)	(29,814)	—	(202,125)
Interest and dividends expense	(163,871)	(1,342)	—	(165,213)
Adjusted Net Trading Income	$451,469	$116,254	$—	$567,723

	Six Months Ended June 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,631,821	$14,016	$—	$1,645,837
Commissions, net and technology services	24,619	341,551	—	366,170
Interest and dividends income	268,384	5,020	—	273,404
Brokerage, exchange, clearance fees and payments for order flow, net	(328,573)	(69,241)	—	(397,814)
Interest and dividends expense	(379,323)	(3,870)	—	(383,193)
Adjusted Net Trading Income	$1,216,928	$287,476	$—	$1,504,404

	Six Months Ended June 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,229,966	$12,813	$—	$1,242,779
Commissions, net and technology services	31,726	273,440	—	305,166
Interest and dividends income	232,331	5,128	—	237,459
Brokerage, exchange, clearance fees and payments for order flow, net	(366,614)	(57,386)	—	(424,000)
Interest and dividends expense	(293,922)	(2,619)	—	(296,541)
Adjusted Net Trading Income	$833,487	$231,376	$—	$1,064,863

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$579,871	$451,469	28.4%
Execution Services	137,999	116,254	18.7%
Adjusted Net Trading Income	$717,870	$567,723	26.4%

	Three Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$9,353	$7,282	28.4%
Execution Services	2,226	1,875	18.7%
Average Daily Adjusted Net Trading Income	$11,579	$9,157	26.1%

	Six Months Ended June 30,
Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$1,216,928	$833,487	46.0%
Execution Services	287,476	231,376	24.2%
Adjusted Net Trading Income	$1,504,404	$1,064,863	41.3%

	Six Months Ended June 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$9,894	$6,832	44.8%
Execution Services	2,337	1,897	23.2%
Average Daily Adjusted Net Trading Income	$12,231	$8,729	40.2%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total Revenues

Our total revenues increased $190.4 million, or 19.0%, to $1,190.0 million for the three months ended June 30, 2026, compared to $999.6 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $203.9 million in Trading income, net due to higher trading volumes and increased opportunities across global markets, an increase of $25.6 million in Commissions, net and technology services due to strengthened institutional engagement during the three months ended June 30, 2026 compared to the same period in 2025, partially offset by a decrease in Other, net primarily driven by gains on the sale and deconsolidation of RFQ-hub recognized during the three months ended June 30, 2025.

The following table shows total revenues by segment for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(in thousands, except for percentage)	2026	2025	% Change
Market Making
Trading income, net	$849,402	$647,344	31.2%
Interest and dividends income	143,322	125,893	13.8%
Commissions, net and technology services	15,944	14,414	10.6%
Other, net	506	(1,058)	NM
Total revenues from Market Making	$1,009,174	$786,593	28.3%

Execution Services
Trading income, net	$7,289	$5,452	33.7%
Interest and dividends income	2,564	2,513	2.0%
Commissions, net and technology services	163,601	139,445	17.3%
Other, net	7	67,078	(100.0)%
Total revenues from Execution Services	$173,461	$214,488	(19.1)%

Corporate
Other, net	$7,318	$(1,508)	NM
Total revenues from Corporate	$7,318	$(1,508)	NM

Consolidated
Trading income, net	$856,691	$652,796	31.2%
Interest and dividends income	145,886	128,406	13.6%
Commissions, net and technology services	179,545	153,859	16.7%
Other, net	7,831	64,512	(87.9)%
Total revenues	$1,189,953	$999,573	19.0%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $203.9 million, or 31.2% to $856.7 million for the three months ended June 30, 2026, compared to $652.8 million for the three months ended June 30, 2025. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended June 30, 2026 compared to the same period in 2025. Rather than analyzing trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $17.5 million, or 13.6%, to $145.9 million for the three months ended June 30, 2026, compared to $128.4 million for the three months ended June 30, 2025. This increase was primarily driven by higher interest income from increased securities borrowing transactions and higher dividends earned on market making trading assets held over periods when dividends are paid, compared to the same period in 2025. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $25.6 million, or 16.6%, to $179.5 million for the three months ended June 30, 2026, compared to $153.9 million for the three months ended June 30, 2025. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2025. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $56.7 million, to $7.8 million for the three months ended June 30, 2026, compared to $64.5 million for the three months ended June 30, 2025. The period-over-period variance was primarily driven by gains on the sale and deconsolidation of RFQ-hub recognized during the three months ended June 30, 2025, partially offset by higher gains recognized due to the changes in fair value of our investment in JNX for the three months ended June 30, 2026.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $150.1 million, or 26.4%, to $717.9 million for the three months ended June 30, 2026, compared to $567.7 million for the three months ended June 30, 2025. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services as noted above and lower Brokerage, exchange, clearance fees and payments for order flow, net as noted below, partially offset by higher Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $2.4 million, or 26.1%, to $11.6 million for the three months ended June 30, 2026, compared to $9.2 million for the three months ended June 30, 2025. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $194.8 million, or 29.8%, to $847.4 million for the three months ended June 30, 2026, compared to $652.6 million for the three months ended June 30, 2025. The increase in operating expenses is primarily due to an increase in Employee compensation and payroll taxes, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $56.9 million, or 28.2%, to $259.0 million for the three months ended June 30, 2026, compared to $202.1 million for the three months ended June 30, 2025. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $8.3 million, or 13.5%, to $69.7 million for the three months ended June 30, 2026, compared to $61.4 million for the three months ended June 30, 2025. This increase was primarily due to increased spending on hardware and software and communication networks maintained by our joint venture.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $80.5 million, or 59.1%, to $216.7 million for the three months ended June 30, 2026, compared to $136.2 million for the three months ended June 30, 2025. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $14.2 million and $9.9 million for the three months ended June 30, 2026, and 2025, respectively.

Interest and dividends expense. Interest and dividends expense increased $40.1 million, or 24.3%, to $205.3 million for the three months ended June 30, 2026, compared to $165.2 million for the three months ended June 30, 2025. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $3.5 million, or 13.5%, to $29.4 million for the three months ended June 30, 2026, compared to $25.9 million for the three months ended June 30, 2025. The increase was driven primarily by increases in occupancy expense.

Depreciation and amortization. Depreciation and amortization increased $2.8 million, or 17.9%, to $18.4 million for the three months ended June 30, 2026, compared to $15.6 million for the three months ended June 30, 2025. The increase was driven primarily by an increase in software amortization expense compared to the same period in 2025.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software remained consistent at $11.8 million for the three months ended June 30, 2026 and the three months ended June 30, 2025. Included in Amortization of purchased intangibles and acquired capitalized software was the amortization of finite lived intangible assets acquired in connection with the acquisition of KCG and ITG.

Termination of office leases. Termination of office leases increased $0.8 million to $0.8 million for the three months ended June 30, 2026, compared to an insignificant amount for the three months ended June 30, 2025. The increase was related to the impairment of lease right-of-use assets, leasehold improvements, and fixed assets for certain abandoned or vacated office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $0.2 million, or 11.8%, to $1.5 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. The decrease was primarily driven by lower commitment fees based on usage.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended June 30, 2026 and June 30, 2025. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $2.2 million, or 6.7%, to $34.8 million for the three months ended June 30, 2026, compared to $32.6 million for the three months ended June 30, 2025. The increase was primarily attributable to a higher outstanding principal under the Senior Secured First Lien Term B-2 Loans, as described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $57.6 million and 16.8% for the three months ended June 30, 2026, compared to $54.0 million and 15.6% for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Total Revenues

Our total revenues increased $447.9 million, or 24.4%, to $2,285.3 million for the six months ended June 30, 2026, compared to $1,837.4 million for the six months ended June 30, 2025. This increase was primarily attributable to an increase of $403.0 million in Trading income, net due to higher trading volumes and increased opportunities across global markets and an increase of $61.0 million in Commissions, net and technology services driven by strengthened institutional engagement during the six months ended June 30, 2026 compared to the same period in 2025.

The following table shows the total revenues by segment for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in thousands, except for percentage)	2026	2025	% Change
Market Making
Trading income, net	$1,631,821	$1,229,966	32.7%
Interest and dividends income	268,384	232,331	15.5%
Commissions, net and technology services	24,619	31,726	(22.4)%
Other, net	47	(16,258)	NM
Total revenues from Market Making	$1,924,871	$1,477,765	30.3%

Execution Services
Trading income, net	$14,016	$12,813	9.4%
Interest and dividends income	5,020	5,128	(2.1)%
Commissions, net and technology services	341,551	273,440	24.9%
Other, net	5	64,115	(100.0)%
Total revenues from Execution Services	$360,592	$355,496	1.4%

Corporate
Other, net	$(183)	$4,181	NM
Total revenues from Corporate	$(183)	$4,181	NM

Consolidated
Trading income, net	$1,645,837	$1,242,779	32.4%
Interest and dividends income	273,404	237,459	15.1%
Commissions, net and technology services	366,170	305,166	20.0%
Other, net	(131)	52,038	NM
Total revenues	$2,285,280	$1,837,442	24.4%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $403.0 million, or 32.4%, to $1,645.8 million for the six months ended June 30, 2026, compared to $1,242.8 million for the six months ended June 30, 2025. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the six months ended June 30, 2026 compared to the same period in 2025. Rather than analyzing Trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Commissions, net and technology services, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $35.9 million, or 15.1%, to $273.4 million for the six months ended June 30, 2026, compared to $237.5 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 was primarily driven by higher interest income from increased securities borrowing transactions and higher dividends earned on market making trading assets held over periods when dividends are paid, compared to the same period in the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $61.0 million, or 20.0%, to $366.2 million for the six months ended June 30, 2026, compared to $305.2 million for the six months ended June 30, 2025. This increase was driven by relatively higher client volumes and increasing institutional engagement compared to the same period in 2025. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $52.1 million, or 100.2%, to $(0.1) million for the six months ended June 30, 2026, compared to $52.0 million for the six months ended June 30, 2025. The decrease was primarily attributable to gains on the sale and deconsolidation of RFQ-hub recognized during the six months ended June 30, 2025, partially offset by lower remeasurement losses on certain digital assets held during the six months ended June 30, 2026.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $439.5 million, or 41.3%, to $1,504.4 million for the six months ended June 30, 2026, compared to $1,064.9 million for the six months ended June 30, 2025. This increase was primarily attributable to higher Trading income, net and Commissions, net and technology services, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $3.5 million, or 40.2%, to $12.2 million for the six months ended June 30, 2026, compared to $8.7 million for the six months ended June 30, 2025. Taking shortened trading days into consideration, for the six months ended June 30, 2026, the number of trading days was 123 days, compared to 122 days for the six months ended June 30, 2025. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $266.5 million, or 21.0%, to $1,533.2 million for the six months ended June 30, 2026, compared to $1,266.7 million for the six months ended June 30, 2025. The increase was primarily driven by increases in Interest and dividends expense and Employee compensation and payroll taxes, partially offset by a decrease in Brokerage, exchange, clearance fees and payments for order flow, net.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, decreased $26.2 million, or 6.2%, to $397.8 million for the six months ended June 30, 2026, compared to $424.0 million for the six months ended June 30, 2025. These costs vary period to period based upon the level and composition of our trading activities. The decrease was primarily attributable to lower Section 31 fees during the six months ended June 30, 2026 compared to the same period in 2025. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $15.4 million, or 12.7%, to $136.6 million for the six months ended June 30, 2026, compared to $121.2 million for the six months ended June 30, 2025. This increase was primarily attributable to increased connectivity spending on market data, hardware and software, and communication networks maintained by our joint venture.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $169.5 million, or 66.3%, to $425.0 million for the six months ended June 30, 2026, compared to $255.5 million for the six months ended June 30, 2025. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $32.1 million and $21.3 million for the six months ended June 30, 2026 and 2025, respectively.

Interest and dividends expense. Interest and dividends expense increased $86.7 million, or 29.2%, to $383.2 million for the six months ended June 30, 2026, compared to $296.5 million for the six months ended June 30, 2025. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $10.5 million, or 21.9%, to $58.5 million for the six months ended June 30, 2026, compared to $48.0 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in occupancy expense and professional expense compared to the same period in the prior year.

Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 10.1%, to $34.8 million for the six months ended June 30, 2026, compared to $31.6 million for the six months ended June 30, 2025. This increase was driven primarily by an increase in software amortization expense compared to the same period in the prior year.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software remained consistent at $23.6 million for the six months ended June 30, 2026 and 2025. Included in Amortization of purchased intangibles and acquired capitalized software was the amortization of finite lived intangible assets acquired in connection with the acquisition of KCG and ITG.

Termination of office leases. Termination of office leases increased $0.8 million to $0.8 million for the six months ended June 30, 2026, compared to an insignificant amount for the six months ended June 30, 2025. The increase was related to the impairment of lease right-of-use assets, leasehold improvements, and fixed assets for certain abandoned or vacated office space.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $0.3 million, or 8.8%, to $3.1 million for the six months ended June 30, 2026, compared to $3.4 million for the six months ended June 30, 2025. The decrease was primarily driven by lower commitment fees based on usage, partially offset by acceleration of debt issue cost related to the annual prepayment of the Senior Secured First Lien Term B-2 Loans described in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the six months ended June 30, 2026 and June 30, 2025. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $7.3 million, or 11.7%, to $69.7 million for the six months ended June 30, 2026, compared to $62.4 million for the six months ended June 30, 2025. This increase was primarily attributable to a higher outstanding principal under the Senior Secured First Lien Term B-2 Loans, as well as the completion in February 2025 of the amortization of the amounts in AOCI related to the interest rate swaps that were terminated in December 2023 described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $120.6 million and 16.0% for the six months ended June 30, 2026, compared to a provision for income taxes and effective tax rate of $88.1 million and 15.4% for the six months ended June 30, 2025.

Liquidity and Capital Resources

General

As of June 30, 2026, we had $1,069.3 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of June 30, 2026, we had borrowings under our prime brokerage credit facilities of approximately $261.3 million, borrowings under our broker dealer facilities of $325.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $2,051.1 million.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.7 million to $23.2 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $155.8 million from February 2017 through June 2026. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of June 30, 2026, there was an outstanding principal balance on our broker-dealer facilities of $325.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $261.3 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On February 19, 2025 (the “Amendment No. 2 Effective Date”), the Company entered into Amendment No. 2 to the First Amended Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the First Amended Credit Agreement (as amended, the “Second Amended Credit Agreement”) to, among other things, effect a repricing of the $1,245.0 million in aggregate principal amount of Term B-1 Loans by establishing a new refinancing tranche of $1,245.0 million in aggregate principal amount of Senior Secured First Lien Term B-2 Loans, the proceeds of which were used to repay in full the Term B-1 Loans on the Amendment No. 2 Effective Date.

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the Second Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Second Amended Credit Agreement (as amended, the “Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million (collectively, the “Term B-2 Loans”).

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

As of June 30, 2026, $1,529.6 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2026.

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

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
Net cash provided by (used in):	2026	2025
Operating activities	$116,959	$77,729
Investing activities	(79,691)	(11,381)
Financing activities	(25,796)	(207,811)
Effect of exchange rate changes on cash and cash equivalents	(4,900)	17,279
Net increase (decrease) in cash and cash equivalents	$6,572	$(124,184)

Operating Activities

Net cash provided by operating activities was $117.0 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $77.7 million for the six months ended June 30, 2025. The change in net cash provided by operating activities was primarily attributable to higher Net income, partially offset by movements in noncash adjustments for the six months ended June 30, 2026 compared to the same period in the prior year.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $79.7 million for the six months ended June 30, 2026, compared with net cash used in investing activities of $11.4 million for the six months ended June 30, 2025. The increase in net cash used in investing activities was primarily attributable to increases in acquisition of property and equipment and other investing activities for the six months ended June 30, 2026.

Financing Activities

Net cash used in financing activities was $25.8 million for the six months ended June 30, 2026, compared to Net cash used in financing activities of $207.8 million for the six months ended June 30, 2025. The cash used in financing activities for the six months ended June 30, 2026 was primarily attributable to $274.5 million in dividends to stockholders and distributions made to noncontrolling interests and $57.8 million in purchases of treasury stock, partially offset by $343.0 million of net proceeds from short-term borrowings. The cash used in financing activities of $207.8 million during the same period of 2025 primarily reflects $1,245.0 million of repayment of our previous long-term borrowings, $254.4 million in dividends to stockholders and distributions to noncontrolling interests, and $157.6 million purchase of treasury stock, partially offset by $1,245.0 million of net proceeds from long-term borrowings and $216.8 million of net proceeds from short-term borrowings.

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

The share repurchase program authorized the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through April 24, 2026, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million.

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

Fair Value

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

The fair values for substantially all of our financial instruments owned, financial instruments sold but not yet purchased, and digital assets are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Estimating the fair value of level 3 financial instruments requires judgments to be made. Due to the relative immateriality of our financial instruments classified as level 3, we do not believe that a significant change to the inputs underlying the fair value of our level 3 financial instruments would have a material impact on our Condensed Consolidated Financial Statements. See Note 10 “Financial Instruments and Fair Value Measurements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information about fair value measurements.

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

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company’s amortization expense would have been reduced by $11.8 million and increased by $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and would have been reduced by $13.3 million and increased by $7.2 million for the six months ended June 30, 2026 and 2025, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities, listed equity options, and digital assets. The fair value of these financial instruments at June 30, 2026 and December 31, 2025 was $14.9 billion and $10.6 billion, respectively, in long positions and $13.6 billion and $9.1 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 22.7% and 16.9% of our total revenues for the six months ended June 30, 2026 and 2025, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $51.9 million and $31.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has or is reasonably likely to materially affect, our internal control over financial reporting.

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

Total share repurchases for the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026
Class A Common Stock repurchases	1,257	$49.66	—	$302,812,949

May 1, 2026 - May 31, 2026
Class A Common Stock repurchases	11,671	51.90	—	302,812,949

June 1, 2026 - June 30, 2026
Class A Common Stock repurchases	18,912	50.45	—	302,812,949
Total Common Stock repurchases	31,840	$50.95	—
(1) Includes the repurchase of 31,840 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended June 30, 2026.

On November 6, 2020, the Company announced that the Board of Directors had authorized a share repurchase program of up to $100.0 million in Class A common stock and Virtu Financial Units by December 31, 2021. On February 11, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $70 million in Class A Common Stock and Virtu Financial Units. On May 4, 2021, the Company announced that the Board of Directors had authorized the expansion of the Company's share repurchase program, increasing the total authorized amount by $300 million to $470 million in Class A Common Stock and Virtu Financial Units and extending the duration of the program through May 4, 2022. On November 3, 2021, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $750 million to $1,220 million and extending the duration of the program through November 3, 2023, which was subsequently extended through December 31, 2024. On April 24, 2024, the Company announced that the Board of Directors had authorized the expansion of the program by an additional $500 million to $1,720 million and extended the duration through April 24, 2026. The share repurchase program authorized the Company to repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. Repurchases were also permitted to be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions were determined by the Company’s management based on its evaluation of market conditions, share price, cash sources, legal requirements and other factors. From the inception of the program through April 24, 2026, the Company repurchased approximately 53.8 million shares of Class A Common Stock and Virtu Financial Units for approximately $1,417.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three and six months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37352), filed on July 28, 2023).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, as amended (File No. 001-37352), filed on May 29, 2015).
10.1†*	Amended and Restated Employment Agreement, dated as of June 8, 2026, by and between Virtu Financial Operating LLC and Cindy Lee.
10.2
Amendment No. 4, dated July 23, 2026, to the Credit Agreement, dated January 13, 2022 (as amended by Amendment No. 1, dated June 21, 2024, Amendment No. 2, dated February 19, 2025 and Amendment No. 3, dated September 23, 2025), among Virtu Financial LLC, as Holdings, VFH Parent LLC, as Borrower, the Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37352), filed on July 23, 2026).

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

Virtu Financial, Inc.

DATE:	July 31, 2026	By:	/s/ Aaron Simons
Aaron Simons
Chief Executive Officer

DATE:	July 31, 2026	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer