Form 10-Q
period 2026-09-30
Virtu Financial, Inc.
filed 2026-11-06
CIK 1592386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:  001-37352
Virtu Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0420206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10019
1633 Broadway, 41st Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares outstanding as of October 30, 2026
Class A common stock, par value $0.00001 per share	88,592,399
Class C common stock, par value $0.00001 per share	6,597,369
Class D common stock, par value $0.00001 per share	60,091,740

1

VIRTU FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,516,624	$1,061,697
Cash restricted or segregated under regulations and other	58,759	64,744
Securities borrowed	3,565,819	3,191,138
Securities purchased under agreements to resell	1,730,184	988,929
Receivables from broker-dealers and clearing organizations ($297,208 and $328,934 at fair value, as of September 30, 2026 and December 31, 2025, respectively)	3,066,691	1,896,405
Trading assets, at fair value:
Financial instruments owned	10,071,410	7,343,032
Financial instruments owned and pledged	3,700,754	3,208,525
Receivables from customers	220,701	161,561
Property, equipment and capitalized software (net of accumulated depreciation of $491,469 and $437,002 as of September 30, 2026 and December 31, 2025, respectively)	175,337	96,378
Operating lease right-of-use assets	219,385	213,707
Goodwill	1,148,926	1,148,926
Intangibles (net of accumulated amortization of $510,941 and $475,592 as of September 30, 2026 and December 31, 2025, respectively)	119,582	154,931
Deferred tax assets	78,627	92,422
Other assets ($334,463 and $242,121, at fair value, as of September 30, 2026 and December 31, 2025, respectively)	712,486	528,341
Total assets	$26,385,285	$20,150,736

Liabilities and equity
Liabilities
Short-term borrowings	$184,119	$12,382
Securities loaned	4,008,974	3,477,831
Securities sold under agreements to repurchase	2,092,530	1,405,639
Payables to broker-dealers and clearing organizations ($323,170 and $181,272, at fair value, as of September 30, 2026 and December 31, 2025, respectively)	1,464,692	998,276
Payables to customers	63,747	43,103
Trading liabilities, at fair value:
Financial instruments sold, not yet purchased	12,192,294	9,105,263
Tax receivable agreement obligations	173,090	181,855
Accounts payable, accrued expenses and other liabilities	931,393	652,352
Operating lease liabilities	264,963	261,169
Long-term borrowings	2,520,360	2,039,463
Total liabilities	23,896,162	18,177,333

Commitments and Contingencies (Note 16)

Virtu Financial Inc. Stockholders’ equity
Class A common stock (par value $0.00001), Authorized — 1,000,000,000 and 1,000,000,000 shares, Issued — 144,550,137 and 140,877,669 shares, Outstanding — 88,592,399 and 84,919,931 shares at September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 0 and 0 shares at September 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock (par value $0.00001), Authorized — 90,000,000 and 90,000,000 shares, Issued and Outstanding — 6,597,369 and 7,970,185 shares at September 30, 2026 and December 31, 2025, respectively	—	—
Class D common stock (par value $0.00001), Authorized — 175,000,000 and 175,000,000 shares, Issued and Outstanding — 60,091,740 and 60,091,740 shares at September 30, 2026 and December 31, 2025, respectively	1	1
Treasury stock, at cost, 55,957,738 and 55,957,738 shares at September 30, 2026 and December 31, 2025, respectively	(1,475,666)	(1,475,666)
Additional paid-in capital	1,620,745	1,541,684
Retained earnings	1,874,842	1,519,270
Accumulated other comprehensive income (loss)	(6,713)	(3,011)
Total Virtu Financial Inc. stockholders’ equity	2,013,210	1,582,279

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Noncontrolling interest	475,913	391,124
Total equity	2,489,123	1,973,403

Total liabilities and equity	$26,385,285	$20,150,736
See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Trading income, net	$820,198	$529,060	$2,466,035	$1,771,839
Interest and dividends income	151,155	127,419	424,559	364,878
Commissions, net and technology services	172,226	154,483	538,396	459,649
Other, net	10,361	13,827	10,230	65,865
Total revenue	1,153,940	824,789	3,439,220	2,662,231

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	242,063	178,256	639,877	602,256
Communication and data processing	71,185	62,774	207,772	184,012
Employee compensation and payroll taxes	198,989	157,669	624,027	413,206
Interest and dividends expense	197,549	165,691	580,742	462,232
Operations and administrative	34,795	24,908	93,313	72,939
Depreciation and amortization	21,731	15,401	56,543	46,951
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	35,349	35,349
Termination of office leases	5	(6,510)	826	(6,489)
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,562	1,517	4,692	4,880
Transaction advisory fees and expenses	—	13	—	410
Financing interest expense on long-term borrowings	43,179	33,297	112,851	95,739
Total operating expenses	822,841	644,799	2,355,992	1,911,485
Income before income taxes and noncontrolling interest	331,099	179,990	1,083,228	750,746
Provision for income taxes	48,557	30,939	169,161	119,084
Net income	282,542	149,051	914,067	631,662
Noncontrolling interest	(129,285)	(71,423)	(427,602)	(303,166)

Net income available for common stockholders	$153,257	$77,628	$486,465	$328,496

Earnings per share
Basic	$1.65	$0.86	$5.27	$3.60
Diluted	$1.65	$0.86	$5.27	$3.59

Weighted average common shares outstanding
Basic	88,465,017	84,797,006	87,396,136	85,319,476
Diluted	88,465,017	84,797,006	87,396,136	85,461,108

Net income	$282,542	$149,051	$914,067	$631,662
Other comprehensive income
Foreign exchange translation adjustment, net of taxes	(1,702)	(2,715)	(6,602)	14,564
Net change in unrealized cash flow hedges gain (loss), net of taxes	—	264	—	(748)
Comprehensive income	280,840	146,600	907,465	645,478
Less: Comprehensive income attributable to noncontrolling interest	(128,460)	(70,373)	(424,702)	(309,087)
Comprehensive income attributable to common stockholders	$152,380	$76,227	$482,763	$336,391

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2026 and 2025

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2025	140,877,669	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,541,684	$1,519,270	$(3,011)	$1,582,279	$391,124	$1,973,403
Share based compensation	3,514,983	—	—	—	—	—	—	—	50,237	—	—	50,237	—	50,237
Treasury stock purchases	(1,412,745)	—	—	—	—	—	—	—	—	(55,792)	—	(55,792)	—	(55,792)
Net income	—	—	—	—	—	—	—	—	—	182,309	—	182,309	164,287	346,596
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,964)	(1,964)	(1,456)	(3,420)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,094)	—	(22,094)	(92,396)	(114,490)
Balance at March 31, 2026	142,979,907	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,591,921	$1,623,693	$(4,975)	$1,734,975	$461,559	$2,196,534
Share based compensation	70,889	—	—	—	—	—	—	—	15,808	—	—	15,808	—	15,808
Treasury stock purchases	(31,840)	—	—	—	—	—	—	—	—	(1,622)	—	(1,622)	—	(1,622)
Net income	—	—	—	—	—	—	—	—	—	150,899	—	150,899	134,030	284,929
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(861)	(861)	(619)	(1,480)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,309)	—	(22,309)	(137,720)	(160,029)
Issuance of common stock in connection with employee exchanges	1,162,376	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(1,162,376)	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements in connection with employee exchange	—	—	—	—	—	—	—	—	(9,130)	—	—	(9,130)	—	(9,130)
Balance at June 30, 2026	144,181,332	$1	6,807,809	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,598,599	$1,750,661	$(5,836)	$1,867,760	$457,250	$2,325,010
Share based compensation	272,242	—	—	—	—	—	—	—	22,376	—	—	22,376	—	22,376
Repurchase of Class C common stock	—	—	(3,918)	—	—	—	—	—	(230)	—	—	(230)	—	(230)
Treasury stock purchases	(109,959)	—	—	—	—	—	—	—	—	(6,743)	—	(6,743)	—	(6,743)
Net income	—	—	—	—	—	—	—	—	—	153,257	—	153,257	129,285	282,542
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(877)	(877)	(825)	(1,702)
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,333)	—	(22,333)	(109,797)	(132,130)
Issuance of common stock in connection with employee exchanges	206,522	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(206,522)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	144,550,137	$1	6,597,369	$—	60,091,740	$1	(55,957,738)	$(1,475,666)	$1,620,745	$1,874,842	$(6,713)	$2,013,210	$475,913	$2,489,123

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2026 and 2025

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Balance at December 31, 2024	137,479,751	$1	8,561,970	$—	60,091,740	$1	(52,503,426)	$(1,339,913)	$1,432,240	$1,168,908	$(7,063)	$1,254,174	$233,203	$1,487,377
Cumulative-effect adjustment due to the adoption of ASU 2023-08, net of tax	—	—	—	—	—	—	—	—	—	21,800	—	21,800	—	21,800
Share based compensation	2,650,096	—	—	—	—	—	—	—	42,028	—	—	42,028	—	42,028
Repurchase of Class C common stock	—	—	(16,265)	—	—	—	—	—	(645)	—	—	(645)	—	(645)
Treasury stock purchases	(1,018,757)	—	—	—	—	—	(1,321,211)	(47,982)	—	(40,779)	—	(88,761)	—	(88,761)
Stock options exercised	120,000	—	—	—	—	—	—	—	2,280	—	—	2,280	—	2,280
Net income	—	—	—	—	—	—	—	—	—	99,681	—	99,681	89,954	189,635
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	2,720	2,720	2,020	4,740
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	(1,211)	(1,211)	(899)	(2,110)
Dividends ($0.24 per share of Class A common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(22,164)	—	(22,164)	(72,524)	(94,688)
Issuance of common stock in connection with employee exchanges	350,858	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(350,858)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	139,581,948	$1	8,194,847	$—	60,091,740	$1	(53,824,637)	$(1,387,895)	$1,475,903	$1,227,446	$(5,554)	$1,309,902	$251,754	$1,561,656
Deconsolidation of RFQ-hub	—	—	—	—	—	—	—	—	—	—	—	—	(35,608)	(35,608)
Share based compensation	62,556	—	—	—	—	—	—	—	15,074	—	—	15,074	—	15,074
Treasury stock purchases	(24,464)	—	—	—	—	—	(1,658,514)	(66,821)	—	(996)	—	(67,817)	—	(67,817)
Stock options exercised	693,750	—	—	—	—	—	—	—	13,181		—	13,181	—	13,181
Net income	—	—	—	—	—	—	—	—	—	151,187	—	151,187	141,789	292,976
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	7,160	7,160	5,379	12,539
Net change in unrealized cash flow hedges gains	—	—	—	—	—	—	—	—	—	—	627	627	471	1,098
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Units and Restricted Stock Awards) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,949)	—	(21,949)	(137,809)	(159,758)
Balance at June 30, 2025	140,313,790	$1	8,194,847	$—	60,091,740	$1	(55,483,151)	$(1,454,716)	$1,504,158	$1,355,688	$2,233	$1,407,365	$225,976	$1,633,341
Share based compensation	566,695	—	—	—	—	—	—	—	24,309	—	—	24,309	—	24,309
Repurchase of Class C common stock	—	—	(8,596)	—	—	—	—	—	(373)	—	—	(373)	—	(373)
Treasury stock purchases	(232,110)	—	—	—	—	—	(474,587)	(20,955)	—	(9,863)	—	(30,818)	—	(30,818)
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	77,628	—	77,628	71,423	149,051
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,552)	(1,552)	(1,163)	(2,715)
Net change in unrealized cash flow hedges gains (losses)	—	—	—	—	—	—	—	—	—	—	151	151	113	264
Dividends ($0.24 per share of Class A and Class B common stock and participating Restricted Stock Unit and Restricted Stock Award) and distributions from Virtu Financial to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,784)	—	(21,784)	(50,458)	(72,242)
Issuance of common stock in connection with employee exchanges	216,066	—	—	—	—	—	—	—	—	—	—	—	—	—

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
Three and Nine Months Ended September 30, 2026 and 2025

	Class A Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Virtu Financial Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
(in thousands, except share and interest data)	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Amounts
Repurchase of Virtu Financial Units and corresponding number of Class C common stock in connection with employee exchanges	—	—	(216,066)	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	140,864,441	$1	7,970,185	$—	60,091,740	$1	(55,957,738)	$(1,475,671)	$1,528,094	$1,401,669	$832	$1,454,926	$245,891	$1,700,817

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$914,067	$631,662

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,543	46,951
Amortization of purchased intangibles and acquired capitalized software	35,349	35,349
Debt issue cost related to debt refinancing and prepayment	200	—
Amortization of debt issuance costs and deferred financing fees	6,025	5,160
Termination of office leases	826	(6,489)
Share-based compensation	101,625	71,341
Deferred taxes	16,883	18,778
Gain on sale of RFQ-hub	—	(66,988)
Other	7,423	(8,973)
Changes in operating assets and liabilities:
Securities borrowed	(374,681)	(804,137)
Securities purchased under agreements to resell	(741,255)	(282,165)
Receivables from broker-dealers and clearing organizations	(1,170,286)	(1,532,797)
Trading assets, at fair value	(3,220,607)	(3,139,619)
Receivables from customers	(59,140)	(42,659)
Operating lease right-of-use assets	(6,510)	30,196
Other assets	(167,833)	(306,953)
Securities loaned	531,143	541,645
Securities sold under agreements to repurchase	686,891	4,889
Payables to broker-dealers and clearing organizations	466,416	760,535
Payables to customers	20,644	32,832
Trading liabilities, at fair value	3,087,031	3,965,479
Operating lease liabilities	3,794	(35,732)
Accounts payable, accrued expenses and other liabilities	266,522	90,697
Net cash provided by (used in) operating activities	461,070	9,002

Cash flows from investing activities
Development of capitalized software	(37,562)	(35,145)
Acquisition of property and equipment	(87,804)	(18,945)
Proceeds from sale of RFQ-hub	—	37,932
Other investing activities	(26,680)	(21,625)
Net cash provided by (used in) investing activities	(152,046)	(37,783)

Cash flows from financing activities
Dividends to stockholders and distributions from Virtu Financial to noncontrolling interest	(406,649)	(326,688)
Repurchase of Class C common stock	—	(1,566)
Purchase of treasury stock	(64,563)	(188,325)
Stock options exercised	—	15,461
Short-term borrowings, net	172,618	86,459
Proceeds from long-term borrowings	498,750	1,545,000
Repayment of long-term borrowings	(15,450)	(1,245,000)
Payment of tax receivable agreement obligations	(20,983)	(20,773)
Debt issuance costs	(6,565)	(8,930)
Repayment of finance lease liabilities	(10,638)	—
Net cash provided by (used in) financing activities	146,520	(144,362)

Effect of exchange rate changes on cash and cash equivalents	(6,602)	14,564

Net increase (decrease) in cash and cash equivalents	448,942	(158,579)
Cash, cash equivalents, and restricted or segregated cash, beginning of period	1,126,441	913,991
Cash, cash equivalents, and restricted or segregated cash, end of period	$1,575,383	$755,412

Virtu Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025

Supplementary disclosure of cash flow information
Cash paid for interest	$584,946	$472,179
Cash paid for taxes	149,878	90,258

Non-cash investing activities
Share-based and accrued incentive compensation to developers relating to capitalized software	31,261	14,595

Non-cash financing activities
Tax receivable agreement described in Note 5	(12,218)	—
Repurchase of Class C common stock	(230)	(1,018)
Purchase of treasury stock	—	(411)

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Virtu Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, except shares and per share amounts, unless otherwise noted)
1. Organization and Basis of Presentation

Organization

The accompanying Condensed Consolidated Financial Statements include the accounts and operations of Virtu Financial, Inc. (“VFI” or, collectively with its wholly owned or controlled subsidiaries, “Virtu” or the “Company”). VFI is a Delaware corporation whose primary asset is its ownership interest in Virtu Financial LLC (“Virtu Financial”). As of September 30, 2026, VFI owned approximately 58.3% of the membership interests of Virtu Financial. VFI is the sole managing member of Virtu Financial and operates and controls all of the businesses and affairs of Virtu Financial and its subsidiaries (the “Group”).

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

Accounting Pronouncements Not Yet Adopted as of September 30, 2026

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

4. Earnings per Share

The below table contains a reconciliation of Net income before income taxes and noncontrolling interest to Net income available for common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes and noncontrolling interest	$331,099	$179,990	$1,083,228	$750,746
Provision for income taxes	48,557	30,939	169,161	119,084
Net income	282,542	149,051	914,067	631,662

Noncontrolling interest	(129,285)	(71,423)	(427,602)	(303,166)

Net income available for common stockholders	$153,257	$77,628	$486,465	$328,496

The calculation of basic and diluted earnings per share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2026	2025	2026	2025
Basic earnings per share:
Net income available for common stockholders	$153,257	$77,628	$486,465	$328,496
Less: Dividends and undistributed earnings allocated to participating securities	(7,472)	(5,032)	(25,839)	(21,523)
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	145,785	72,596	460,626	306,973

Weighted average shares of common stock outstanding:
Class A	88,465,017	84,797,006	87,396,136	85,319,476

Basic earnings per share	$1.65	$0.86	$5.27	$3.60

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2026	2025	2026	2025
Diluted earnings per share:
Net income available for common stockholders, net of dividends and undistributed earnings allocated to participating securities	$145,785	$72,596	$460,626	$306,973

Weighted average shares of common stock outstanding:
Class A
Issued and outstanding	88,465,017	84,797,006	87,396,136	85,319,476
Issuable pursuant to Second Amended and Restated 2015 Management Incentive Plan	—	—	—	141,632
	88,465,017	84,797,006	87,396,136	85,461,108

Diluted earnings per share	$1.65	$0.86	$5.27	$3.59

5. Tax Receivable Agreements

For a detailed discussion of the Company’s tax receivable agreements, see Note 5 “Tax Receivable Agreements” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

For the purposes of the tax receivable agreements discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been (i) no increase to the tax basis of the assets of Virtu Financial as a result of the purchase or exchange of Virtu Financial Units, (ii) no tax benefit from the tax basis in the intangible assets of Virtu Financial on the date of the Company’s initial public offering (the “IPO”) and (iii) no tax benefit as a result of the Net Operating Losses (“NOLs”) and other tax attributes of Virtu Financial. Subsequent adjustments of the tax receivable agreements obligations due to certain events (e.g., changes to the expected realization of NOLs or changes in tax rates) will be recognized within income before taxes and noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income.

The Company made payments totaling $155.8 million from February 2017 through September 2026 with respect to its TRA obligation. Tax receivable payments are expected to range from approximately $0.7 million to $23.2 million per year over the next 15 years.

At September 30, 2026 and December 31, 2025, the Company’s remaining deferred tax assets that relate to the matters described above were approximately $77.3 million and $91.4 million, respectively, and the Company’s liabilities over the next 15 years pursuant to the tax receivable agreements were approximately $173.1 million and $181.9 million for September 30, 2026 and December 31, 2025, respectively. The amounts recorded as of September 30, 2026 and December 31, 2025 are based on best estimates available at the respective dates and may be subject to change after the filing of the Company’s U.S. federal and state income tax returns for the years in which tax savings were realized.

6. Goodwill and Intangible Assets

The Company has two operating segments: (i) Market Making; and (ii) Execution Services; and one non-operating segment: Corporate. As of September 30, 2026 and December 31, 2025, the Company’s total amount of goodwill recorded was $1,148.9 million. No goodwill impairment was recognized during the three and nine months ended September 30, 2026 and 2025.

The following table presents the details of goodwill by segment as of September 30, 2026 and December 31, 2025:

(in thousands)	Market Making	Execution Services	Corporate	Total
Balance as of period-end	$755,292	$393,634	$—	$1,148,926

As of September 30, 2026 and December 31, 2025, the Company’s total amount of intangible assets recorded was $119.6 million and $154.9 million, respectively. Acquired intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(363,734)	$115,396	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,707)	188	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(510,941)	$119,582

	As of December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (Years)
Customer relationships	$479,130	$(328,411)	$150,719	10	to	12
Technology	136,000	(136,000)	—	1	to	6
Favorable occupancy leases	5,895	(5,681)	214	3	to	15
Exchange memberships	3,998	—	3,998	Indefinite
Trade name	3,600	(3,600)	—		3
ETF issuer relationships	950	(950)	—		9
ETF buyer relationships	950	(950)	—		9
	$630,523	$(475,592)	$154,931

Amortization expense relating to finite-lived intangible assets was approximately $11.8 million and $11.8 million for the three months ended September 30, 2026 and 2025, respectively, and $35.3 million and $35.3 million for the nine months ended September 30, 2026 and 2025, respectively. This is included in Amortization of purchased intangibles and acquired capitalized software in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2026	$11,783
2027	47,132
2028	47,132
2029	9,466
2030	36
2031	36

7. Receivables from/Payables to Broker-Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers-dealers and clearing organizations at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Due from prime brokers	$1,370,749	$902,859
Deposits with clearing organizations	584,663	253,010
Net equity with futures commission merchants	500,570	455,105
Unsettled trades with clearing organizations	90,654	28,354
Securities failed to deliver	476,424	220,326
Commissions and fees	43,631	36,751
Total receivables from broker-dealers and clearing organizations	$3,066,691	$1,896,405

Liabilities
Due to prime brokers	$1,201,534	$612,679
Net equity with futures commission merchants (1)	(27,857)	(4,278)
Unsettled trades with clearing organizations	93,637	238,872
Securities failed to receive	192,505	145,548
Commissions and fees	4,873	5,455
Total payables to broker-dealers and clearing organizations	$1,464,692	$998,276
(1)   The Company presents its balances, including outstanding principal balances on all broker credit facilities, on a net-by-counterparty basis within receivables from and payables to broker-dealers and clearing organizations when the criteria for offsetting are met.

Included as a deduction from “Due from prime brokers” and “Net equity with futures commission merchants” is the outstanding principal balance on all of the Company’s prime brokerage credit facilities (described in Note 9 “Borrowings”) of approximately $272.2 million and $203.8 million as of September 30, 2026 and December 31, 2025, respectively. The loan proceeds from the credit facilities are available only to meet the initial margin requirements associated with the Company’s ordinary course futures and other trading positions, which are held in the Company’s trading accounts with an affiliate of the respective financial institutions. The credit facilities are fully collateralized by the Company’s trading accounts and deposit accounts with these financial institutions. “Securities failed to deliver” and “Securities failed to receive” include amounts with a clearing organization and other broker-dealers.

8. Collateralized Transactions

The Company is permitted to sell or repledge securities received as collateral and use these securities to secure repurchase agreements, enter into securities lending transactions or deliver these securities to counterparties or clearing organizations to cover short positions. At September 30, 2026 and December 31, 2025, substantially all of the securities received as collateral have been repledged.

The fair value of the collateralized transactions at September 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Securities received as collateral:
Securities borrowed	$3,469,463	$3,083,612
Securities purchased under agreements to resell	1,728,233	988,274
	$5,197,696	$4,071,886
In the normal course of business, the Company pledges qualified securities with clearing organizations to satisfy daily margin and clearing fund requirements.

Financial instruments owned and pledged, where the counterparty has the right to repledge, at September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Equities	$3,694,210	$3,200,345
Exchange traded notes	6,544	8,180
	$3,700,754	$3,208,525

9. Borrowings

Short-term Borrowings, net

The following summarizes the Company’s short-term borrowing balances outstanding, net of related debt issuance costs, with each described in further detail below.

	September 30, 2026
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$185,000	$(881)	$184,119
	$185,000	$(881)	$184,119

	December 31, 2025
(in thousands)	Borrowing Outstanding	Deferred Debt Issuance Cost	Short-term Borrowings, net
Broker-dealer credit facilities	$10,000	$—	$10,000
Short-term bank loans	2,382	—	2,382
	$12,382	$—	$12,382

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

Virtu Financial Singapore Pte. Ltd. was a party to a revolving credit facility with a financial institution (the “Overdraft Facility”) to provide a source of short-term financing. The facility had an aggregate borrowing limit of $10 million, and bore interest at the adjusted SOFR or base rate plus 3.5% per annum. The Overdraft Facility expired during the nine months ended September 30, 2026.

The following summarizes the Company’s broker-dealer credit facilities’ carrying values, net of unamortized debt issuance costs, where applicable. These balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

	At September 30, 2026
(in thousands)	Interest Rate	Financing Available	Borrowing Outstanding	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Broker-dealer credit facilities:
Uncommitted facility	5.03%	$400,000	$135,000	$—	$135,000
Committed facility (1)	5.27%	650,000	50,000	(881)	49,119
		$1,050,000	$185,000	$(881)	$184,119

(1) Interest rate for Borrowing Base A Loan and Borrowing Base B Loan under the Committed Facility was 5.27% and 6.30%, respectively. There was no balance outstanding under Borrowing Base B Loan as of September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Broker-dealer credit facilities:
Uncommitted facility	$1,460	$957	$4,145	$3,276
Committed facility	899	838	2,537	2,545
Overdraft facility	—	172	200	520
	$2,359	$1,967	$6,882	$6,341

Short-Term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2026, there were no balances associated with international settlement activities outstanding under these facilities. At December 31, 2025, there were $2.4 million of short-term bank loans associated with international settlement activities outstanding under these facilities at a weighted average interest rate of approximately 1.3%. Outstanding short-term bank loan balances are included within Short-term borrowings on the Condensed Consolidated Statements of Financial Condition.

In November 2024, Virtu Financial Singapore Pte. Ltd. entered into an agreement with a financial institution for a short-term bank loan with a total capacity of $50.0 million. In September 2026, Virtu Financial Singapore Pte. Ltd. entered into an agreement with another financial institution for a short-term bank loan with a total capacity of $50.0 million. At September 30, 2026 and December 31, 2025, there were no balances outstanding under these short-term bank loans.

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

	At September 30, 2026
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	6.11%	$671,403	$272,230
		$671,403	$272,230

	At December 31, 2025
(in thousands)	Weighted Average Interest Rate	Financing Available	Borrowing Outstanding
Prime Brokerage Credit Facilities:
Prime brokerage credit facilities (1)	5.71%	$645,622	$203,816
		$645,622	$203,816

(1)   Outstanding borrowings are included with Receivables from/Payables to broker-dealers and clearing organizations within the Condensed Consolidated Statements of Financial Condition.

Interest expense in relation to the facilities was $2.6 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $12.3 million and $8.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Long-Term Borrowings

The following summarizes the Company’s long-term borrowings, net of unamortized discount and debt issuance costs, where applicable:

		At September 30, 2026
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.40%	$2,029,550	$(3,280)	$(21,807)	$2,004,463
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(6,338)	493,662
SBI bonds	January 2029	5.00%	22,235	—	—	22,235
			$2,551,785	$(3,280)	$(28,145)	$2,520,360

		At December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Outstanding Principal	Discount	Deferred Debt Issuance Cost	Outstanding Borrowings, net
Long-term borrowings:
First Lien Term B-2 Loan Facility	June 2031	6.22%	$1,545,000	$(2,432)	$(18,102)	$1,524,466
Senior Secured First Lien Notes	June 2031	7.50%	500,000	—	(7,337)	492,663
SBI bonds	January 2029	5.00%	22,334	—	—	22,334
			$2,067,334	$(2,432)	$(25,439)	$2,039,463

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

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the Second Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Second Amended Credit Agreement (as amended, the “Third Amended Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million.

On July 23, 2026 (the “Amendment No. 4 Effective Date”), the Company entered into Amendment No. 4 to the Third Amended Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Third Amended Credit Agreement (as amended, the “Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $500.0 million, the proceeds of which will be used for general corporate purposes, for a total Term B-2 Loan balance of $2,029.6 million (collectively, the “Term B-2 Loans”).

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to approximately 1.0% of the aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. On February 19, 2026, the Company repaid $15.5 million. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

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

As of September 30, 2026, $2,029.6 million was outstanding under the current term loans, and there were no amounts outstanding under the first lien revolving facility.

Senior Secured First Lien Notes

On June 21, 2024, VFH and Valor Co-Issuer, Inc., a subsidiary of Virtu Financial, (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 7.50% senior secured first lien notes due 2031 (the “Notes”). The Notes were issued under an Indenture, dated as of June 21, 2024 (the “Indenture”), among VFH, the Co-Issuer, Virtu Financial and the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent. The Notes mature on June 15, 2031. Interest on the Notes accrues at 7.50% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2024. We refer to VFH and the Co-Issuer together as, the “Issuers.”

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

SBI Bonds

On July 25, 2016, VFH issued Japanese Yen Bonds (collectively the “SBI Bonds”) in the aggregate principal amount of ¥3.5 billion ($33.1 million at issuance date) to SBI Life Insurance Co., Ltd. and SBI Insurance Co., Ltd. The proceeds from the SBI Bonds were used to partially fund the investment in Japannext Co., Ltd. (as described in Note 10 “Financial Instruments and Fair Value Measurements”). The SBI Bonds are guaranteed by Virtu Financial. The SBI Bonds are subject to fluctuations on the Japanese Yen currency rates relative to the Company’s reporting currency (U.S. Dollar) with the changes reflected in Other, net in the Condensed Consolidated Statements of Comprehensive Income. In December 2022, the maturity of the SBI Bonds was extended to 2026, and in December 2025, the maturity of the SBI Bonds was extended to 2029. The principal balance was ¥3.5 billion ($22.2 million) and ¥3.5 billion ($22.3 million) as of September 30, 2026 and December 31, 2025, respectively. The Company had a loss of $0.7 million and a gain of $0.6 million during the three months ended September 30, 2026 and 2025, respectively, and a gain of $0.1 million and a loss of $1.4 million during the nine months ended September 30, 2026 and 2025, respectively, due to changes in foreign currency rates.

As of September 30, 2026, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2026	$—
2027	20,501
2028	20,501
2029	42,736
2030	20,501
2031	2,447,546
Total principal of long-term borrowings	$2,551,785

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

Fair value measurements for those items measured on a recurring basis are summarized below as of September 30, 2026:

	September 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,832,907	$5,272,731	$—	$—	$7,105,638
U.S. and Non-U.S. government obligations	669,379	1,872,054	—	—	2,541,433
Corporate Bonds	—	394,356	—	—	394,356
Exchange traded notes	—	12,004	—	—	12,004
Currency forwards	—	464,136	—	(459,227)	4,909
Options	13,070	—	—	—	13,070
	$2,515,356	$8,015,281	$—	$(459,227)	$10,071,410

Financial instruments owned, pledged as collateral:
Equity securities	$2,423,134	$1,271,076	$—	$—	$3,694,210
Exchange traded notes	—	6,544	—	—	6,544
	$2,423,134	$1,277,620	$—	$—	$3,700,754

Other Assets
Equity investment	$—	$—	$91,254	$—	$91,254
Digital assets	222,178	—	—	—	222,178
USDC (1)	20,065	—	—	—	20,065
Exchange stock	966	—	—	—	966
	$243,209	$—	$91,254	$—	$334,463

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets and USDC	$—	$297,208	$—	$—	$297,208
	$—	$297,208	$—	$—	$297,208

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$3,876,761	$4,313,708	$—	$—	$8,190,469
U.S. and Non-U.S. government obligations	432,419	2,623,775	—	—	3,056,194
Corporate Bonds	—	899,119	—	—	899,119
Exchange traded notes	—	34,422	—	—	34,422
Currency forwards	—	467,331	—	(467,331)	—
Options	12,090	—	—	—	12,090
	$4,321,270	$8,338,355	$—	$(467,331)	$12,192,294

Payables to broker dealers and clearing organizations:
Payables linked to digital assets and USDC	$—	$323,170	$—	$—	$323,170
	$—	$323,170	$—	$—	$323,170
(1) USDC is a stablecoin that can be redeemed on a one-to-one basis for U.S. dollars and is accounted for as a financial asset.

Fair value measurements for those items measured on a recurring basis are summarized below as of December 31, 2025:

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Total Fair Value
Assets
Financial instruments owned, at fair value:
Equity securities	$1,511,213	$2,839,183	$—	$—	$4,350,396
U.S. and Non-U.S. government obligations	459,943	1,210,309	—	—	1,670,252
Corporate Bonds	—	1,207,385	—	—	1,207,385
Exchange traded notes	—	10,459	—	—	10,459
Currency forwards	—	211,856	—	(204,775)	7,081
Options	97,459	—	—	—	97,459
	$2,068,615	$5,479,192	$—	$(204,775)	$7,343,032
Financial instruments owned, pledged as collateral:
Equity securities	$1,896,091	$1,304,254	$—	$—	$3,200,345
Exchange traded notes	—	8,180	—	—	8,180
	$1,896,091	$1,312,434	$—	$—	$3,208,525
Other Assets
Equity investment	$—	$—	$86,491	$—	$86,491
Digital assets	154,610	—	—	—	154,610
Exchange stock	1,020	—	—	—	1,020
	$155,630	$—	$86,491	$—	$242,121

Receivables from broker dealers and clearing organizations:
Receivables linked to digital assets	$—	$328,934	$—	$—	$328,934
	$—	$328,934	$—	$—	$328,934

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equity securities	$2,933,027	$2,784,522	$—	$—	$5,717,549
U.S. and Non-U.S. government obligations	234,169	1,155,901	—	—	1,390,070
Corporate Bonds	—	1,754,517	—	—	1,754,517
Exchange traded notes	—	26,135	—	—	26,135
Currency forwards	—	198,463	—	(198,463)	—
Options	216,992	—	—	—	216,992
	$3,384,188	$5,919,538	$—	$(198,463)	$9,105,263

Payables to broker dealers and clearing organizations:
Payables linked to digital assets	$—	$181,272	$—	$—	$181,272
	$—	$181,272	$—	$—	$181,272

JNX Investment

The Company has a minority investment (the “JNX Investment”) in Japannext Co., Ltd. (“JNX”), formerly known as SBI Japannext Co., Ltd., a proprietary trading system based in Tokyo. In connection with the JNX Investment, the Company issued the SBI Bonds (as described in Note 9 “Borrowings”) and used the proceeds to partially finance the transaction. The JNX Investment is included within Level 3 of the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the fair value of the JNX Investment was determined using a weighted average of valuations using 1) the discounted cash flow method, an income approach; 2) a market approach based on average enterprise value/EBITDA ratios of comparable companies; and to a lesser extent 3) a transaction approach based on transaction values of comparable companies. The fair value measurement is highly sensitive to significant changes in the unobservable inputs, and significant increases (decreases) in discount rate or decreases (increases) in enterprise value/EBITDA multiples would result in a significantly lower (higher) fair value measurement.

The table below presents information on the valuation techniques, significant unobservable inputs and their ranges for the JNX Investment:

	September 30, 2026
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$91,254	Discounted cash flow	Estimated revenue growth	5.0% - 31.5%	11.1%
			Discount rate	17.1% - 17.1%	17.1%
		Market	Future enterprise value/ EBITDA ratio	8.0x - 21.1x	11.5x

	December 31, 2025
(in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Equity investment	$86,491	Discounted cash flow	Estimated revenue growth	5.0% - 6.0%	5.3%
			Discount rate	16.2% - 16.2%	16.2%
		Market	Future enterprise value/ EBITDA ratio	9.5x - 20.1x	15.0x

Changes in the fair value of the JNX Investment are included within Other, net in the Condensed Consolidated Statements of Comprehensive Income.

The following presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

	Three Months Ended September 30, 2026
(in thousands)	Balance at June 30, 2026	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2026	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2026
Assets
Other assets:
Equity investment	$85,903	$—	$5,351	$—	$—	$91,254	$5,351
Other	—	—	—	—	—	—	—
Total	$85,903	$—	$5,351	$—	$—	$91,254	$5,351
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Three Months Ended September 30, 2025
(in thousands)	Balance at June 30, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2025	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2025
Assets
Other assets:
Equity investment	$85,990	$—	$2,262	$—	$—	$88,252	$2,262
Other	—	—	—	—	—	—	—
Total	$85,990	$—	$2,262	$—	$—	$88,252	$2,262
(1) Total realized and unrealized gains/(losses) includes gains and losses due to fluctuations in currency rates as well as gains and losses recognized on changes in the fair value of the JNX Investment.

	Nine Months Ended September 30, 2026
(in thousands)	Balance at December 31, 2025	Purchases	Total Realized and Unrealized Gains / (Losses) (1)	Net Transfers into (out of) Level 3	Settlement	Balance at September 30, 2026	Change in Net Unrealized Gains / (Losses) on Investments still held at September 30, 2026
Assets
Other assets:
Equity investment	$86,491	$—	$4,763	$—	$—	$91,254	$4,763
Total	$86,491	$—	$4,763	$—	$—	$91,254	$4,763
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

The table below summarizes financial assets and liabilities not carried at fair value on a recurring basis as of September 30, 2026:

	September 30, 2026
	Carrying Value		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,516,624	$1,516,624	$1,516,624	$—	$—
Cash restricted or segregated under regulations and other	58,759	58,759	58,759	—	—
Securities borrowed	3,565,819	3,565,819	—	3,565,819	—
Securities purchased under agreements to resell	1,730,184	1,730,184	—	1,730,184	—
Receivables from broker-dealers and clearing organizations	2,769,483	2,769,483	—	2,769,483	—
Receivables from customers	220,701	220,701	—	220,701	—
Other assets (1)	53,914	53,914	15,302	38,612	—
Total Assets	$9,915,484	$9,915,484	$1,590,685	$8,324,799	$—

Liabilities
Short-term borrowings	$184,119	$185,000	$—	$185,000	$—
Long-term borrowings	2,520,360	2,553,940	—	2,553,940	—
Securities loaned	4,008,974	4,008,974	—	4,008,974	—
Securities sold under agreements to repurchase	2,092,530	2,092,530	—	2,092,530	—
Payables to broker-dealers and clearing organizations	1,141,522	1,141,522	—	1,141,522	—
Payables to customers	63,747	63,747	—	63,747	—
Other liabilities (2)	41,081	41,081	—	41,081	—
Total Liabilities	$10,052,333	$10,086,794	$—	$10,086,794	$—
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

The following tables set forth the gross and net presentation of certain financial assets and financial liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,565,819	$—	$3,565,819	$(3,469,463)	$(38,801)	$57,555
Securities purchased under agreements to resell	1,730,184	—	1,730,184	(1,728,233)	—	1,951
Trading assets, at fair value:
Currency forwards	464,136	(459,227)	4,909	—	—	4,909
Options	13,070	—	13,070	—	(10,552)	2,518
Total	$5,773,209	$(459,227)	$5,313,982	$(5,197,696)	$(49,353)	$66,933

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$4,008,974	$—	$4,008,974	$(3,927,186)	$(55,978)	$25,810
Securities sold under agreements to repurchase	2,092,530	—	2,092,530	(2,091,384)	—	1,146
Trading liabilities, at fair value:
Currency forwards	467,331	(467,331)	—	—	—	—
Options	12,090	—	12,090	—	(12,090)	—
Total	$6,580,925	$(467,331)	$6,113,594	$(6,018,570)	$(68,068)	$26,956

	December 31, 2025
	Gross Amounts of Recognized Assets	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Assets Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Assets:
Securities borrowed	$3,191,138	$—	$3,191,138	$(3,083,612)	$(53,461)	$54,065
Securities purchased under agreements to resell	988,929	—	988,929	(988,274)	—	655
Trading assets, at fair value:
Currency forwards	211,856	(204,775)	7,081	—	—	7,081
Options	97,459	—	97,459	—	(96,708)	751
Total	$4,489,382	$(204,775)	$4,284,607	$(4,071,886)	$(150,169)	$62,552

	Gross Amounts of Recognized Liabilities	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts of Liabilities Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition

(in thousands)				Financial Instrument Collateral	Counterparty Netting/ Cash Collateral	Net Amount
Offsetting of Financial Liabilities:
Securities loaned	$3,477,831	$—	$3,477,831	$(3,382,370)	$(67,690)	$27,771
Securities sold under agreements to repurchase	1,405,639	—	1,405,639	(1,404,924)	—	715
Payables to broker-dealers and clearing organizations:
Interest rate swaps	—	—	—	—	—	—
Trading liabilities, at fair value:
Currency forwards	198,463	(198,463)	—	—	—	—
Options	216,992	—	216,992	—	(96,708)	120,284
Total	$5,298,925	$(198,463)	$5,100,462	$(4,787,294)	$(164,398)	$148,770

The following table presents gross obligations for securities sold under agreements to repurchase and for securities lending transactions by remaining contractual maturity and the class of collateral pledged as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Equity securities	$—	$340,000	$85,000	$100,000	$—	$525,000
U.S. and Non-U.S. government obligations	1,567,530	—	—	—	—	1,567,530
Total	$1,567,530	$340,000	$85,000	$100,000	$—	$2,092,530

Securities loaned:
Equity securities	$4,008,974	$—	$—	$—	$—	$4,008,974
Total	$4,008,974	$—	$—	$—	$—	$4,008,974

	December 31, 2025
	Remaining Contractual Maturity
(in thousands)	Overnight and Continuous	Less than 30 days	30 - 60 days	61 - 90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase:
Equity securities	$—	$315,000	$85,000	$100,000	$—	$500,000
U.S. and Non-U.S. government obligations	905,639	—	—	—	—	905,639
Total	$905,639	$315,000	$85,000	$100,000	$—	$1,405,639

Securities loaned:
Equity securities	$3,477,831	$—	$—	$—	$—	$3,477,831
Total	$3,477,831	$—	$—	$—	$—	$3,477,831

11. Digital Assets Held

The following table summarizes Digital assets held at September 30, 2026 and December 31, 2025:

(in thousands, except units)	September 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	1,030	$83,744	$86,205
Ethereum	14,707	39,652	39,450
XRP	26,936,141	41,203	40,092
Other	NM	54,000	56,431
Total Digital assets held		$218,599	$222,178

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,274	$112,392	$111,760
Other	NM	41,802	42,850
Total Digital assets held		$154,194	$154,610

As of September 30, 2026, 25.0 million PYTH tokens with a fair value of $1.9 million are subject to selling restrictions. The time-based selling restrictions will unlock in 2027.
12. Derivative Instruments

The fair value of the Company’s derivative instruments on a gross basis consisted of the following at September 30, 2026 and December 31, 2025:

(in thousands)		September 30, 2026		December 31, 2025
Derivatives Assets	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Receivables from broker-dealers and clearing organizations	$9,859	$2,331,440	$(60)	$1,017,174
Commodity futures	Receivables from broker-dealers and clearing organizations	65,295	11,931,529	(20,294)	11,492,904
Currency futures	Receivables from broker-dealers and clearing organizations	1,780	4,002,854	4,418	4,575,259
Fixed income futures	Receivables from broker-dealers and clearing organizations	(582)	428,279	(25)	11,711
Options	Financial instruments owned	13,070	1,731,412	97,459	2,565,169
Currency forwards	Financial instruments owned	464,136	35,713,665	211,856	28,015,291

Derivatives Liabilities	Financial Statement Location	Fair Value	Notional	Fair Value	Notional
Derivative instruments not designated as hedging instruments:
Equities futures	Payables to broker-dealers and clearing organizations	$(2,234)	$2,155,426	$1,399	$940,143
Commodity futures	Payables to broker-dealers and clearing organizations	(2,248)	119,551	(4,409)	171,504
Currency futures	Payables to broker-dealers and clearing organizations	—	499	216	212,120
Fixed income futures	Payables to broker-dealers and clearing organizations	28	3,184	(199)	383,154
Options	Financial instruments sold, not yet purchased	12,090	1,784,768	216,992	2,637,691
Currency forwards	Financial instruments sold, not yet purchased	467,331	35,715,262	198,463	28,008,595

Amounts included in receivables from and payables to broker-dealers and clearing organizations represent net variation margin on long and short futures contracts as well as amounts receivable or payable on interest rate swaps.

The following table summarizes the net gain (loss) from derivative instruments not designated as hedging instruments under ASC 815, which are recorded in total revenues, and from those designated as hedging instruments under ASC 815, which are initially recorded in other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025.

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statements Location	2026	2025	2026	2025
Derivative instruments not designated as hedging instruments:
Futures	Trading income, net	$35,477	$52,183	$149,128	$78,568
Currency forwards	Trading income, net	16,740	(14,985)	94,510	146,979
Options	Trading income, net	76,494	(57,011)	128,469	(30,024)
Terminated interest rate swaps (2)	Financing interest expense on long-term borrowings	—	(126)	—	(3,161)
		$128,711	$(19,939)	$372,107	$192,362

Derivative instruments designated as hedging instruments:
Interest rate swaps (1)	Other comprehensive income	$—	$430	$—	$2,252
		$—	$430	$—	$2,252
(1) The Company entered into a two-year $1,525 million floating-to-fixed interest rate swap agreement in December 2023 (the “December 2023 Swap”). The two-year interest rate swap met the criteria to be considered as a qualifying cash flow hedge under ASC 815 as of December 2023, and the mark-to-market gains (losses) on the instrument were deferred within Other comprehensive income on the Condensed Consolidated Statements of Comprehensive Income. In November 2025, the designation of the interest rate swap as a cash flow hedge was discontinued upon the termination of the December 2023 Swap in accordance with its contractual terms, and no further gains or losses related to this instrument are recorded in Other comprehensive income. See Note 9 “Borrowings” for further details.
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

The Company has an interest in a joint venture (“JV”) that builds and maintains communication networks and related assets globally. The Company and its JV partners each pay monthly fees for the use of the communication networks in connection with their respective trading activities, and the JV may sell excess bandwidth that is not utilized by the JV members to third parties. As of September 30, 2026, the Company held a noncontrolling interest of 50.0% in the JV.

The Company has an interest in a JV that offers derivatives trading technology and execution services to broker-dealers, professional traders and select hedge funds. As of September 30, 2026, the Company held approximately a 9.8% noncontrolling interest in this JV.

The Company has an interest in a JV that operates a member-owned equities exchange with the goal of increasing competition and transparency, while reducing fixed costs and simplifying execution of equity trading in the U.S. As of September 30, 2026, the Company held approximately a 12.6% noncontrolling interest in this JV.

The Company has an interest in a JV that was formed for the purpose of developing and operating a cryptocurrency trading platform with the goal of increasing competition and transparency, while improving trading performance and reducing operational risk. As of September 30, 2026, the Company held approximately a 6.4% noncontrolling interest in this JV.

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

The following table presents the Company’s nonconsolidated VIEs at September 30, 2026:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$89,517	$—	$89,517	$562,931

The following table presents the Company’s nonconsolidated VIEs at December 31, 2025:

	Carrying Amount		Maximum Exposure to Loss	VIEs' assets
(in thousands)	Asset	Liability
Equity investment	$92,127	$—	$92,127	$422,006

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

Disaggregation of Revenues

The following tables present the Company’s revenue from contracts with customers disaggregated by service, and timing of revenue recognition, reconciled to the Company’s segments, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$17,614	$118,941	$—	$136,555
Workflow technology	—	25,717	—	25,717
Analytics	—	9,954	—	9,954
Total revenue from contracts with customers	17,614	154,612	—	172,226

Other sources of revenue	969,164	8,419	4,131	981,714

Total revenues	$986,778	$163,031	$4,131	$1,153,940

Timing of revenue recognition:
Services transferred at a point in time	$986,778	$143,445	$4,131	$1,134,354
Services transferred over time	—	19,586	—	19,586
Total revenues	$986,778	$163,031	$4,131	$1,153,940

	Three Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$9,821	$112,426	$—	$122,247
Workflow technology	—	23,180	—	23,180
Analytics	—	9,056	—	9,056
Total revenue from contracts with customers	9,821	144,662	—	154,483

Other sources of revenue	658,196	9,844	2,266	670,306

Total revenues	$668,017	$154,506	$2,266	$824,789

Timing of revenue recognition:
Services transferred at a point in time	$668,017	$136,276	$2,266	$806,559
Services transferred over time	—	18,230	—	18,230
Total revenues	$668,017	$154,506	$2,266	$824,789

	Nine Months Ended September 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$42,233	$387,131	$—	$429,364
Workflow technology	—	80,382	—	80,382
Analytics	—	28,650	—	28,650
Total revenue from contracts with customers	42,233	496,163	—	538,396

Other sources of revenue	2,869,416	27,459	3,949	2,900,824

Total revenues	$2,911,649	$523,622	$3,949	$3,439,220

Timing of revenue recognition:
Services transferred at a point in time	$2,911,649	$466,129	$3,949	$3,381,727
Services transferred over time	—	57,493	—	57,493
Total revenues	$2,911,649	$523,622	$3,949	$3,439,220

	Nine Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Revenues from contracts with customers:
Commissions, net	$41,547	$314,327	$—	$355,874
Workflow technology	—	75,684	—	75,684
Analytics	—	28,091	—	28,091
Total revenue from contracts with customers	41,547	418,102	—	459,649

Other sources of revenue	2,104,235	91,900	6,447	2,202,582

Total revenues	$2,145,782	$510,002	$6,447	$2,662,231

Timing of revenue recognition:
Services transferred at a point in time	$2,145,782	$455,488	$6,447	$2,607,717
Services transferred over time	—	54,514	—	54,514
Total revenues	$2,145,782	$510,002	$6,447	$2,662,231

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

As of September 30, 2026 and 2025, the aggregate amount of the transaction price allocated to the performance obligations relating to workflow technology and analytics revenues that are unsatisfied (or partially unsatisfied) was not material.

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

Receivables related to revenues from contracts with customers amounted to $72.1 million and $64.5 million as of September 30, 2026 and December 31, 2025, respectively. The Company did not identify any contract assets. There were no impairment losses on receivables as of September 30, 2026.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $9.7 million and $9.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company recognized the full amount of revenue during the nine months ended September 30, 2026 and 2025, that had been recorded as deferred revenue in the respective prior year.

The Company has not identified any costs to obtain or fulfill its contracts under ASC 606.

15. Income Taxes

The Company is subject to U.S. federal, state and local income tax at the rate applicable to corporations for the share of income that is not attributable to the noncontrolling interest in Virtu Financial. These noncontrolling interests are subject to U.S. taxation at the partner level. Accordingly, for the three and nine months ended September 30, 2026 and 2025, the income attributable to these noncontrolling interests was reported in the Condensed Consolidated Statements of Comprehensive Income, but the related U.S. income tax expense attributable to these noncontrolling interests was not reported by the Company as it is the obligation of the individual partners. The Company’s non-U.S. subsidiaries are subject to foreign income taxes in the jurisdictions in which they operate. The Company’s provisions for income taxes and effective tax rates were $48.6 million, and 14.7%, and $30.9 million, and 17.2% for the three months ended September 30, 2026 and 2025, respectively, and $169.2 million, and 15.6%, and $119.1 million, and 15.9% for the nine months ended September 30, 2026 and 2025, respectively. Income tax expense is also affected by the differing effective tax rates in foreign, state and local jurisdictions where certain of the Company’s subsidiaries are subject to corporate taxation.

Included in Other assets on the Condensed Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025 are current income tax receivables of $62.3 million and $36.8 million, respectively. The balances at September 30, 2026 and December 31, 2025 primarily comprised prepayments of income tax and income tax benefits due to the Company from federal, state, local, and foreign tax jurisdictions based on income before taxes. Included in Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition at September 30, 2026 and December 31, 2025 are current tax liabilities of $24.4 million and $37.8 million, respectively. The balances at September 30, 2026 and December 31, 2025 primarily comprise income taxes owed to federal, state and local, and foreign tax jurisdictions based on income before taxes.

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

There are no expiration dates on the deferred tax assets. The provisions of ASC 740 require that carrying amounts of deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically with appropriate consideration given to all positive and negative evidence related to the realization of the deferred tax assets. At September 30, 2026 and December 31, 2025, the Company did not have any U.S. federal, state or local net operating loss carryforwards and therefore the Company did not record a deferred tax asset related to any federal net operating loss carryforwards.

The Company has non-U.S. net operating losses at September 30, 2026 and December 31, 2025, of $31.7 million and $46.8 million, respectively, and has recorded related deferred tax assets of $5.2 million and $7.9 million, respectively. A full valuation allowance was recorded against these deferred tax assets at September 30, 2026 and December 31, 2025 as it is more likely than not that these deferred tax assets will not be realized. No valuation allowance against the remaining deferred taxes was recorded as of September 30, 2026 and December 31, 2025 because it is more likely than not that these deferred tax assets will be fully realized.

The Company is subject to taxation in U.S. federal, state, local and foreign jurisdictions. As of September 30, 2026, the Company’s tax years for 2022 through 2025 and 2018 through 2025 are subject to examination by U.S. and non-U.S. tax authorities, respectively. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2018 through 2025. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments related to these examinations, if any, will not result in a material change to its financial condition, results of operations and cash flows.

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

The Company had $3.5 million of unrecognized tax benefits as of September 30, 2026, all of which would affect the Company’s effective tax rate if recognized. The Company has determined that there are no uncertain tax positions that would have a material impact on the Company’s financial position as of September 30, 2026.

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

On March 7, 2022, the Company was named as a defendant in Iron Workers Local No. 55 Pension Fund v. Virtu Financial, Inc., No. 2022-0211-PAF pending in the Court of Chancery of the State of Delaware. The complaint (the “220 Complaint”), filed by a purported stockholder, seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The 220 Complaint alleged that the stockholder sought Company information to investigate (a) whether wrongdoing or mismanagement occurred in connection with distributions made to the partners of Virtu Financial pursuant to the Company’s Up-C corporate structure; (b) the independence and disinterestedness of the Company’s directors and/or officers and whether the directors breached their fiduciary duties; and (c) potential damages relating thereto. The Company made substantial productions of documents and other information in response to plaintiff's requests. In January 2025, the plaintiff voluntarily dismissed the 220 Complaint and filed a complaint in the Court of Chancery of the State of Delaware naming the Company and its directors, officers, and controlling stockholder as defendants, captioned Iron Workers Local No. 55 Pension Fund v. Viola et al., No. 2025-0058-JTL, alleging breaches of fiduciary duties which purportedly have caused harm to holders of the Company’s Class A common stock. The defendants in these cases deny they breached their fiduciary duties and are defending themselves vigorously. A motion to dismiss was denied on June 2, 2026, and the case is proceeding to discovery.

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

On December 1, 2022, the Company’s subsidiary, along with several other parties, was named as a defendant in Northwest Biotherapeutics, Inc. v. Canaccord Genuity LLC, et al No. 1:22-cv-10185, filed in United States District Court in the Southern District of New York. The initial complaint alleged that defendants engaged in market manipulation in the plaintiff’s stock during a period from 2018 to 2022. A first amended complaint was filed on April 10, 2023, bringing substantially the same allegations as the initial complaint. The first amended complaint was dismissed with leave to amend on February 14, 2024. Plaintiff filed a second amended complaint on March 18, 2024. Neither the operative complaint nor prior iterations specify the amount of alleged damages. On March 27, 2025, the district court partially granted the defendants’ motion to dismiss. On November 14, 2025, the Company’s subsidiary, along with another market maker, was named as a defendant in Genius Group Limited v. Citadel Securities LLC, et al No. 1:25-CV-09546, filed in United States District Court in the Southern District of New York. The putative class action complaint alleges that defendants engaged in market manipulation of the plaintiff’s stock during a period from 2022 to 2025. On June 29, 2026, plaintiff filed a notice of voluntary dismissal in the Southern District Court of New York and filed a new putative securities class action against the same defendants in the Southern District of Florida, captioned Reynolds v. Citadel Securities LLC and Virtu Americas LLC, No. 1:26-cv-24485 (S.D. Fla.), which the Company and the other defendant are seeking to transfer to the Southern District of New York. On January 7, 2026, the Company, along with several other parties, was named as a defendant in Asia Broadband, Inc. v. Virtu Financial Inc. et al No. 2:26-cv-00175, filed in United States District Court in the Central District of California. The putative class action complaint alleges that the defendants engaged in market manipulation of the plaintiff’s stock during a period from 2021 to 2025. Following a motion to dismiss filed by the defendants, the plaintiff voluntarily dismissed the case. The Company subsequently filed a motion seeking sanctions, which is currently pending. On August 7, 2026, the Company was named as a defendant in In re Meta Materials, Inc., No. 26-5036-gs (Bankr. D. Nev.), in which a debtor and trustee in bankruptcy proceeding allege that the defendants engaged in market manipulation of the plaintiff’s stock during a period from 2021 to 2024. The Company believes that all of these claims are without merit and is defending itself vigorously.

On October 7, 2024, the Company and its 50% owned subsidiary, NLN Holdings, LLC, along with several other defendants, were named in a lawsuit brought by Skywave Networks, LLC in the United States District Court for the Northern District of Illinois, Skywave Networks, LLC v. DiSomma, et al., 1:24-cv-09650 (N.D.Ill.). The complaint alleges that defendants engaged in violations of federal law, 18 U.S.C. sec. 1962, in connection with the application for and utilization of various licenses issued by the Federal Communications Commission, purportedly harming plaintiffs’ attempts to offer certain network communications capacity on a commercial basis. The complaint does not specify any amount of alleged damages. On February 13, 2025, the plaintiffs filed a First Amended Complaint which does not specify any amount of alleged damages. On December 2, 2025, the court granted the Company’s motion to dismiss the complaint. On December 31, 2025, the Plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. Oral argument on the appeal was heard on September 10, 2026, and we await the appellate court’s decision. The Company believes that the claims are without merit and intends to continue to defend itself vigorously.

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

On July 29, 2026, the Company and several other defendants were named in a lawsuit captioned Hughes v. DraftKings Inc. et al., 2026-CP-10-04063 (Charleston County Court of Common Pleas). The case was brought by an individual against a group of named and unnamed defendants alleging that various activities related to prediction markets contracts traded on Commodity Futures Trading Commission registered Designated Contract Markets violate state gaming law in South Carolina and give rise to Plaintiff’s right to recover losses incurred by market participants located in South Carolina. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to the Company’s systems, order routing and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company’s regulators in the U.S. and abroad. As a major order flow execution destination, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators, SROs, as well as actions brought by private plaintiffs, which arise from its business activities. There has recently been an increased focus by regulators on Anti-Money Laundering and sanctions compliance by broker-dealers and similar entities, as well as an enhanced interest on suspicious activity reporting and transactions involving microcap and low-priced securities. In addition, there has been increased regulatory, congressional and media scrutiny of U.S. equities market structure, the retail trading environment in the U.S., wholesale market making and the relationships between retail broker-dealers and market making firms including, but not limited to, payment for order flow arrangements, other remuneration arrangements such as profit-sharing relationships and exchange fee and rebate structures, alternative trading systems and off-exchange trading more generally, high frequency trading, short selling, market fragmentation, colocation, and access to market data feeds. In 2022 and 2023, the SEC under the prior administration proposed several rule changes focused on equity market structure reform, certain of which have been adopted, while others remain pending while others have been withdrawn. The SEC has recently (i) adopted rule amendments to minimum pricing increments under Rule 612 of Regulation NMS, access fee caps under Rule 610 of Regulation NMS, acceleration of the implementation of certain Market Data Infrastructure Rules, and an amendment to the odd-lot information definition adopted under the MDI rules (collectively referred to as the “tick size, access fees and infrastructure rule proposals”), which had a previous compliance date commencing in November 2025, and the compliance date for tick size and access fees rule changes have been delayed until November 2027, and the infrastructure rule proposal concerning odd lots has been delayed until May 2026, (ii) adopted amendments to Rule 605 of Regulation NMS, which had an initial compliance date on or about December 15, 2025 which has been postponed until August 1, 2026, and (iii) approved a funding model submitted by several exchanges in relation to the Consolidated Audit Trail (CAT) which provided for fee collection commencing in November 2024 but which was ultimately struck down by the 11th Circuit Court of Appeals. On March 16, 2026, the SEC approved a revised CAT funding model on a two-year limited basis. On March 25, 2026, a petition was filed in the 11th Circuit Court of Appeals for a review of the revised plan. On April 16, 2026, the SEC issued a concept release seeking public comment on the CAT as part of the SEC’s comprehensive review. On June 11, 2026, the SEC proposed amendments to Regulation NMS to rescind Rule 611 (the Trade-Through Rule) and Rule 610(e) (the Locked and Crossed Markets Rule). And on September 17, 2026, the SEC issued the Innovation Exemption, a five-year conditional order that exempts certain tokenized securities venues from the definition of ‘exchange,’ and certain proprietary-capital liquidity providers from the definition of ‘dealer,’ for on-chain trading of tokenized NMS stock through automated market makers and liquidity pools.

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

Lease assets and liabilities are summarized as follows:

(in thousands)	Financial Statement Location	September 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$219,385	$213,707
Operating lease liabilities	Operating lease liabilities	264,963	261,169

Finance leases
Property and equipment, at cost	Property, equipment, and capitalized software, net	103,562	36,611
Accumulated depreciation	Property, equipment, and capitalized software, net	(27,974)	(17,703)
Finance lease liabilities	Accounts payable, accrued expenses, and other liabilities	76,941	19,984

Weighted average remaining lease term and discount rate are as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	5.40 years	4.40 years
Finance leases	3.19 years	2.58 years
Weighted average discount rate
Operating leases	6.15%	5.95%
Finance leases	5.09%	5.83%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost:
Fixed	$20,590	$17,371	$58,584	$52,602
Variable	2,435	1,845	7,204	4,895
Impairment of ROU Asset	—	—	832	—
Total Operating lease cost	$23,025	$19,216	$66,620	$57,497

Sublease income	2,791	3,190	8,779	9,832

Finance lease cost:
Amortization of ROU Asset	$6,127	$1,740	$10,915	$5,702
Interest on lease liabilities	934	280	1,567	921
Total Finance lease cost	$7,061	$2,020	$12,482	$6,623

In September 2025, in connection with the finalization of an agreement related to the restoration requirements for certain leased office spaces, the Company recorded a reduction of $6.5 million in its asset retirement obligations and the related cost within Termination of office leases.

Future minimum lease payments under operating and finance leases with non-cancelable lease terms, as of September 30, 2026, are as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$21,334	$7,184
2027	75,054	28,217
2028	76,449	24,328
2029	30,708	17,006
2030	27,162	6,746
2031 and thereafter	90,977	—
Total lease payments	$321,684	$83,481
Less imputed interest	(56,721)	(6,540)
Total lease liability	$264,963	$76,941

18. Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Condensed Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,516,624	$1,061,697
Cash restricted or segregated under regulations and other	58,759	64,744
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,575,383	$1,126,441

19. Capital Structure

The Company has four classes of authorized common stock. The Class A Common Stock and the Class C Common Stock have one vote per share. The Class B Common Stock and the Class D Common Stock have 10 votes per share. Shares of the Company’s common stock generally vote together as a single class on all matters submitted to a vote of the Company’s stockholders. Mr. Vincent Viola together with certain affiliates controls approximately 87.3% of the combined voting power of our common stock as a result of their ownership of our Class A, Class C and Class D Common Stock. The Company holds approximately a 58.3% interest in Virtu Financial at September 30, 2026.

During the period prior to the Company’s IPO and certain reorganization transactions consummated in connection with the IPO, Class A-2 profits interests and Class B interests in Virtu Financial were issued to Employee Holdco (as defined below) on behalf of certain key employees and stakeholders. In connection with these reorganization transactions, all Class A-2 profits interests and Class B interests were reclassified into Virtu Financial Units. As of September 30, 2026 and December 31, 2025, there were 2,830,143 and 3,402,959 Virtu Financial Units outstanding held by Employee Holdco, respectively, and 572,816 and 591,785 of such Virtu Financial Units and corresponding Class C Common Stock were exchanged into Class A Common Stock, forfeited or repurchased during the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

Employee Exchanges

During the nine months ended September 30, 2026 and September 30, 2025, pursuant to the exchange agreement by and among the Company, Virtu Financial and holders of Virtu Financial Units, certain current and former employees elected to exchange 1,368,898 and 566,924 units, respectively, in Virtu Financial held directly or on their behalf by Virtu Employee Holdco LLC (“Employee Holdco”) on a one-for-one basis for shares of Class A Common Stock.

Accumulated Other Comprehensive Income

The following table presents the changes in Other Comprehensive Income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$(5,836)	$(877)	$—	$(6,713)
Total	$(5,836)	$(877)	$—	$(6,713)

	Three Months Ended September 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,359	$55	$96	$4,510
Foreign exchange translation adjustment	(2,126)	(1,552)	—	(3,678)
Total	$2,233	$(1,497)	$96	$832
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income.

	Nine Months Ended September 30, 2026
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Foreign exchange translation adjustment	$(3,011)	$(3,702)	$—	$(6,713)
Total	$(3,011)	$(3,702)	$—	$(6,713)

	Nine Months Ended September 30, 2025
(in thousands)	AOCI Beginning Balance	Amounts recorded in AOCI	Amounts reclassified from AOCI to income	AOCI Ending Balance
Net change in unrealized cash flow hedges gains (losses) (1)	$4,943	$908	$(1,341)	$4,510
Foreign exchange translation adjustment	(12,006)	8,328	—	(3,678)
Total	$(7,063)	$9,236	$(1,341)	$832
(1) Amounts reclassified from AOCI to income are included within Financing interest expense on long-term borrowings on the Condensed Consolidated Statements of Comprehensive Income.

20. Share-based Compensation

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, and in connection with the IPO, non-qualified stock options to purchase shares of Class A Common Stock were granted, each of which vests in equal annual installments over a period of 4 years from grant date and expires not later than 10 years from the date of grant. There were no options outstanding as of September 30, 2025.

The following table summarizes activity related to stock options for the nine months ended September 30, 2025. There was no such activity for the nine months ended September 30, 2026.

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

Class A Common Stock, Restricted Stock Units and Restricted Stock Awards

Pursuant to the Second Amended and Restated 2015 Management Incentive Plan as described in Note 19 “Capital Structure”, subsequent to the IPO, shares of immediately vested Class A Common Stock, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) were granted, with RSUs and RSAs vesting over a period of up to 4 years. The fair value of the Class A Common Stock and RSUs was determined based on a volume weighted average price and the expense is recognized on a straight-line basis over the vesting period. The fair value of the RSAs was determined based on the closing price as of the date of grant and the expense is recognized from the date that achievement of the performance target becomes probable through the remainder of the vesting period. Performance targets are based on the Company’s adjusted EBITDA for certain future periods. For the nine months ended September 30, 2026 and 2025, respectively, there were 717,206 and 528,221 shares of immediately vested Class A Common Stock granted as part of year-end compensation. In addition, the Company accrued compensation expense of $18.4 million and $15.0 million for the three months ended September 30, 2026 and 2025, respectively, and $55.8 million and $33.3 million for the nine months ended September 30, 2026 and 2025, respectively, related to immediately vested Class A Common Stock expected to be awarded as part of year-end incentive compensation, which was included in Employee compensation and payroll taxes on the Condensed Consolidated Statements of Comprehensive Income and Accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

The following table summarizes activity related to RSUs and RSAs for the nine months ended September 30, 2026 and 2025:

	Number of RSUs and RSAs	Weighted Average Fair Value
At December 31, 2024	5,564,532	$21.77
Granted (1)	3,657,658	39.66
Forfeited	(155,915)	25.72
Vested	(3,279,347)	25.29
At September 30, 2025	5,786,928	$30.98

At December 31, 2025	5,776,036	$30.79
Granted (1)	2,565,128	43.50
Forfeited	(74,651)	34.20
Vested	(3,858,114)	29.82
At September 30, 2026	4,408,399	$38.97
(1) Excluded in the number of RSUs and RSAs are 50,000 and 100,000 participating RSAs for the three and nine months ended September 30, 2026 and 2025, where the grant date has not been achieved because the performance conditions have not been met.

The Company recognized $15.6 million and $12.2 million for the three months ended September 30, 2026 and 2025, respectively, and $46.0 million and $39.1 million for the nine months ended September 30, 2026 and 2025, respectively, of compensation expense in relation to RSUs. As of September 30, 2026 and December 31, 2025, total unrecognized share-based compensation expense related to unvested RSUs was $116.6 million and $95.9 million, respectively, and this amount is to be recognized over a weighted average period of 1.1 years and 1.0 year, respectively. Awards in which the specific performance conditions have not been met are not included in unrecognized share-based compensation expense.

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

21. Regulatory Requirement

U.S. Subsidiary

The Company’s U.S. broker-dealer subsidiary, Virtu Americas LLC (“VAL”), is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital as detailed in the table below. Pursuant to New York Stock Exchange (“NYSE”) rules, VAL was also required to maintain $1.3 million of capital in connection with the operation of its designated market maker (“DMM”) business as of September 30, 2026. The required amount is determined under the exchange rules as the greater of (i) $1.0 million or (ii) $75,000 for every 0.1% of NYSE transaction dollar volume in each of the securities for which the Company is registered as the DMM.

The regulatory capital and regulatory capital requirements of the Company’s U.S. subsidiary as of September 30, 2026 was as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Virtu Americas LLC	$644,998	$2,868	$642,130

As of September 30, 2026, VAL had $49.6 million of cash in special reserve bank accounts for the benefit of customers pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $8.9 million of cash in reserve bank accounts for the benefit of proprietary accounts of brokers. The balances are included within Cash restricted or segregated under regulations and other on the Condensed Consolidated Statements of Financial Condition.

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

The regulatory net capital balances and regulatory capital requirements applicable to the Company’s foreign subsidiaries as of September 30, 2026 were as follows:

(in thousands)	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital
Canada
Virtu Canada Corp	$28,668	$176	$28,492
Ireland
Virtu Europe Trading Limited	96,417	38,735	57,682
Virtu Financial Ireland Limited	182,489	56,737	125,752
United Kingdom
Virtu ITG UK Limited	2,178	995	1,183
Asia Pacific
Virtu ITG Australia Limited	54,917	19,240	35,677
Virtu ITG Hong Kong Limited	8,971	419	8,552
Virtu ITG Singapore Pte Limited	1,243	216	1,027
Virtu Financial Singapore Pte. Ltd.	337,634	231,386	106,248

As of September 30, 2026, Virtu Europe Trading Limited had $0.1 million of segregated funds on deposit for trade clearing and settlement activity, and Virtu ITG Hong Kong Ltd. had $30 thousand of segregated balances under a collateral account control agreement for the benefit of certain customers.

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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the three months ended September 30, 2026 and 2025 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2026
Total revenues	$986,778	$163,031	$4,131	$1,153,940
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	209,758	32,305	—	242,063
Interest and dividends expense	196,704	845	—	197,549
Other segment items (2)	270,800	108,761	3,668	383,229
Total operating expenses	677,262	141,911	3,668	822,841
Income (loss) before income taxes and noncontrolling interest	$309,516	$21,120	$463	$331,099

2025
Total revenues	$668,017	$154,506	$2,266	$824,789
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	147,522	30,734	—	178,256
Interest and dividends expense	164,374	1,317	—	165,691
Other segment items (2)	205,674	94,045	1,133	300,852
Total operating expenses	517,570	126,096	1,133	644,799
Income (loss) before income taxes and noncontrolling interest	$150,447	$28,410	$1,133	$179,990
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

The Company’s total revenues, operating expenses, and income (loss) before income taxes and noncontrolling interest (“Pre-tax earnings”) by segment for the nine months ended September 30, 2026 and 2025 are summarized in the following table:

(in thousands)	Market Making	Execution Services	Corporate (1)	Consolidated Total
2026
Total revenues	$2,911,649	$523,622	$3,949	$3,439,220
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	538,331	101,546	—	639,877
Interest and dividends expense	576,027	4,715	—	580,742
Other segment items (2)	801,597	328,978	4,798	1,135,373
Total operating expenses	1,915,955	435,239	4,798	2,355,992
Income (loss) before income taxes and noncontrolling interest	$995,694	$88,383	$(849)	$1,083,228

2025
Total revenues	$2,145,782	$510,002	$6,447	$2,662,231
Operating expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	514,136	88,120	—	602,256
Interest and dividends expense	458,296	3,936	—	462,232
Other segment items (2)	578,261	265,485	3,251	846,997
Total operating expenses	1,550,693	357,541	3,251	1,911,485
Income (loss) before income taxes and noncontrolling interest	$595,089	$152,461	$3,196	$750,746
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

The Company operates its business in the U.S. and internationally, primarily in Europe and Asia. Significant transactions and balances between geographic regions occur primarily as a result of certain of the Company’s subsidiaries incurring operating expenses such as employee compensation, communications and data processing and other overhead costs, for the purpose of providing execution, clearing and other support services to affiliates. Charges for transactions between regions are designed to approximate full costs. Intra-region income and expenses and related balances have been eliminated in the geographic information presented below to accurately reflect the external business conducted in each geographical region. The revenues are attributed to countries based on the locations of the subsidiaries. The following table presents total revenues by geographic area for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues:
United States	$894,617	$627,070	$2,660,531	$2,153,152
Ireland	110,820	87,570	374,383	280,313
Others	148,503	110,149	404,306	228,766
Total revenues	$1,153,940	$824,789	$3,439,220	$2,662,231

23. Related Party Transactions

The Company incurs expenses and maintains balances with its affiliates in the ordinary course of business. As of September 30, 2026 and December 31, 2025 the Company had net payables to its affiliates of $2.8 million and $10.6 million, respectively.

The Company has held a minority interest in JNX since 2016 (see Note 10 “Financial Instruments and Fair Value Measurements”). The Company pays exchange fees to JNX for the trading activities conducted on its proprietary trading system. The Company paid $3.0 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $8.3 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively, to JNX for these trading activities.

The Company pays monthly use fees and makes certain contributions to a JV in which it holds an interest (see Note 13 “Variable Interest Entities”). These monthly fees are for the use of communication networks operated by the JV and are recorded within Communications and data processing on the Condensed Consolidated Statements of Comprehensive Income. The Company made payments to the JV of $12.5 million and $18.9 million for the three months ended September 30, 2026 and 2025, respectively, and $37.0 million and $33.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company has an interest in Members Exchange, a member-owned equities exchange. The Company pays regulatory and transaction fees and receives rebates from trading activities. The Company received payments of $2.3 million and made payments of $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and received payments of $8.2 million and made payments of $7.8 million for the nine months ended September 30, 2026 and 2025, respectively.

24. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure in its Condensed Consolidated Financial Statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these Condensed Consolidated Financial Statements or the notes thereto, except for the following:

On November 4, 2026, the Company’s Board of Directors, upon the unanimous recommendation of a special committee of the Board, adopted resolutions (the “Reincorporation Resolutions”) approving a Plan of Conversion (the “Plan of Conversion”) pursuant to which the Company will convert from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Texas (the “Reincorporation”). Also on November 4, 2026, TJMT Holdings LLC, which holds a majority of the aggregate voting power of the issued and outstanding common stock of the Company entitled to vote on the Reincorporation, approved and adopted by written consent the Reincorporation, the Plan of Conversion and the Reincorporation Resolutions. The Reincorporation will not become effective until the conditions set forth in the Plan of Conversion are satisfied.

On November 5, 2026, the Company’s Board of Directors declared a dividend of $0.24 per share of Class A Common Stock and Class B Common Stock and per participating Restricted Stock Unit and Restricted Stock Award that will be paid on December 15, 2026 to holders of record as of December 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis covers the three and nine months ended September 30, 2026 and 2025, and it should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2026, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and accompanying notes and MD&A for the year ended December 31, 2025, which are included in Items 8 and 7, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Unless otherwise stated, all amounts are presented in thousands of dollars.

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
•risks associated with new and emerging asset classes and eco-systems in which we may participate, including digital assets, event contracts, and others, including risks related to volatility in the underlying assets, regulatory uncertainty, evolving industry practices and standards around custody, clearing and settlement, and other risks inherent in a new and evolving asset class;
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

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the Second Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Second Amended Credit Agreement (as amended, the “Third Amended Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million.

On July 23, 2026 (the “Amendment No. 4 Effective Date”), the Company entered into Amendment No. 4 to the Third Amended Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Third Amended Credit Agreement (as amended, the “Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $500.0 million, the proceeds of which will be used for general corporate purposes, for a total Term B-2 Loan balance of $2,029.6 million (collectively, the “Term B-2 Loans”).

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to approximately 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

The interest rate swap effectively fixed interest payment obligations on $1,075.0 million of principal of the Term B-2 Loans at a rate of 6.92% through November 2025, based on the interest rates set forth in the Credit Agreement.

Indenture

On June 21, 2024, VFH and Valor Co-Issuer, Inc., a subsidiary of Virtu Financial, (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 7.50% senior secured first lien notes due 2031 (the “Notes”). The Notes were issued under an Indenture, dated as of June 21, 2024 (the “Indenture”), among VFH, the Co-Issuer, Virtu Financial and the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent. The Notes mature on June 15, 2031. Interest on the Notes accrues at 7.50% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2024. We refer to VFH and the Co-Issuer together as, the “Issuers.”

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

In connection with the IPO, non-qualified stock options to purchase 9,228,000 shares were granted at the IPO per share price, each of which vested in equal annual installments over a period of four years from the grant date and expire not later than 10 years from the grant date. Subsequent to the IPO and through September 30, 2026, options to purchase 1,646,500 shares in the aggregate were forfeited and 7,581,500 options were exercised. The fair value of the stock option grants was determined through the application of the Black-Scholes-Merton model and was recognized on a straight-line basis over the vesting period.

Parent Company Financial Information

There are no material differences between our condensed consolidated financial statements and the financial statements of Virtu Financial except as follows: (i) cash and cash equivalents reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2026 in the amount of $376.0 million; (ii) deferred tax assets reflected on our Condensed Consolidated Statements of Financial Condition as of September 30, 2026 in the amount of $74.9 million and tax receivable agreement obligation in the amount of $173.1 million, in each case as described in greater detail in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q; (iii) a portion of the member’s equity of Virtu Financial is represented as noncontrolling interest on our Condensed Consolidated Statements of Financial Condition as of September 30, 2026; and (iv) provision for corporate income tax in the amount of $27.1 million and $101.8 million reflected on our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026, respectively.

Components of Our Results of Operations

The following table shows our i) Total revenue, ii) Total operating expenses, and iii) Income before income taxes and noncontrolling interest by segment for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Market Making	2026	2025	2026	2025
Total revenue	$986,778	$668,017	$2,911,649	$2,145,782
Total operating expenses	677,262	517,570	1,915,955	1,550,693
Income (loss) before income taxes and noncontrolling interest	309,516	150,447	995,694	595,089
Execution Services
Total revenue	163,031	154,506	523,622	510,002
Total operating expenses	141,911	126,096	435,239	357,541
Income (loss) before income taxes and noncontrolling interest	21,120	28,410	88,383	152,461
Corporate
Total revenue	4,131	2,266	3,949	6,447
Total operating expenses	3,668	1,133	4,798	3,251
Income (loss) before income taxes and noncontrolling interest	463	1,133	(849)	3,196
Consolidated
Total revenue	1,153,940	824,789	3,439,220	2,662,231
Total operating expenses	822,841	644,799	2,355,992	1,911,485
Income (loss) before income taxes and noncontrolling interest	$331,099	$179,990	$1,083,228	$750,746

The following table shows our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Trading income, net	$820,198	$529,060	$2,466,035	$1,771,839
Interest and dividends income	151,155	127,419	424,559	364,878
Commissions, net and technology services	172,226	154,483	538,396	459,649
Other, net	10,361	13,827	10,230	65,865
Total revenue	1,153,940	824,789	3,439,220	2,662,231

Operating Expenses:
Brokerage, exchange, clearance fees and payments for order flow, net	242,063	178,256	639,877	602,256
Communication and data processing	71,185	62,774	207,772	184,012
Employee compensation and payroll taxes	198,989	157,669	624,027	413,206
Interest and dividends expense	197,549	165,691	580,742	462,232
Operations and administrative	34,795	24,908	93,313	72,939
Depreciation and amortization	21,731	15,401	56,543	46,951
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	35,349	35,349
Termination of office leases	5	(6,510)	826	(6,489)
Debt issue cost related to debt refinancing, prepayment and commitment fees	1,562	1,517	4,692	4,880
Transaction advisory fees and expenses	—	13	—	410
Financing interest expense on long-term borrowings	43,179	33,297	112,851	95,739
Total operating expenses	822,841	644,799	2,355,992	1,911,485
Income before income taxes and noncontrolling interest	331,099	179,990	1,083,228	750,746
Provision for income taxes	48,557	30,939	169,161	119,084
Net income	$282,542	$149,051	$914,067	$631,662

Selected Operating Margins
GAAP Net income Margin (1)	24.5%	18.1%	26.6%	23.7%
(1)Calculated by dividing Net income by Total revenue.

Net income available to stockholders and basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share or per share data)	2026	2025	2026	2025
Net income	$282,542	$149,051	$914,067	$631,662
Noncontrolling interest	(129,285)	(71,423)	(427,602)	(303,166)

Net income available for common stockholders	$153,257	$77,628	$486,465	$328,496

Earnings per share
Basic	$1.65	$0.86	$5.27	$3.60
Diluted	$1.65	$0.86	$5.27	$3.59

Weighted average common shares outstanding
Basic	88,465,017	84,797,006	87,396,136	85,319,476
Diluted	88,465,017	84,797,006	87,396,136	85,461,108
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

Trading income, net. Trading income, net represents revenue earned from bid/ask spreads. Trading income is generated in the normal course of our market making activities and is typically proportional to the level of trading activity, or volumes, and bid/ask spreads in the asset classes we serve. Our trading income is highly diversified by asset class and geography and comprises small amounts earned on millions of trades on various exchanges. Our trading income, net, results from gains and losses associated with trading strategies, which are designed to capture small bid/ask spreads, while hedging risks. Trading income, net, accounted for 72% and 67% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table reconciles the Condensed Consolidated Statements of Comprehensive Income to arrive at Adjusted Net Trading Income, EBITDA, Adjusted EBITDA, and Operating Margins for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Trading income, net to Adjusted Net Trading Income
Trading income, net	$820,198	$529,060	$2,466,035	$1,771,839
Interest and dividends income	151,155	127,419	424,559	364,878
Commissions, net and technology services	172,226	154,483	538,396	459,649
Brokerage, exchange, clearance fees and payments for order flow, net	(242,063)	(178,256)	(639,877)	(602,256)
Interest and dividends expense	(197,549)	(165,691)	(580,742)	(462,232)
Adjusted Net Trading Income	$703,967	$467,015	$2,208,371	$1,531,878

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$282,542	$149,051	$914,067	$631,662
Financing interest expense on long-term borrowings	43,179	33,297	112,851	95,739
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,562	1,517	4,692	4,880
Depreciation and amortization	21,731	15,401	56,543	46,951
Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	35,349	35,349
Provision for income taxes	48,557	30,939	169,161	119,084
EBITDA	$409,354	$241,988	$1,292,663	$933,665
Severance	2,407	19,122	6,327	24,479
Transaction advisory fees and expenses	—	13	—	410
Termination of office leases	5	(6,510)	826	(6,489)
Gain on sale of RFQ-hub	—	—	—	(66,988)
Other	(7,687)	(13,682)	(6,207)	783
Share based compensation	33,804	26,882	101,625	71,341
Adjusted EBITDA	$437,883	$267,813	$1,395,234	$957,201

Selected Operating Margins
GAAP Net income Margin (1)	24.5%	18.1%	26.6%	23.7%
Non-GAAP Net income Margin (2)	40.1%	31.9%	41.4%	41.2%
EBITDA Margin (3)	58.1%	51.8%	58.5%	60.9%
Adjusted EBITDA Margin (4)	62.2%	57.3%	63.2%	62.5%

(1)Calculated by dividing Net Income by Total Revenue.
(2)Calculated by dividing Net Income by Adjusted Net Trading Income.
(3)Calculated by dividing EBITDA by Adjusted Net Trading Income.
(4)Calculated by dividing Adjusted EBITDA by Adjusted Net Trading Income.

The following table reconciles Net Income to arrive at Normalized Adjusted Net Income before income taxes, Normalized provision for income taxes, Normalized Adjusted Net Income and Normalized Adjusted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Reconciliation of Net Income to Normalized Adjusted Net Income
Net income	$282,542	$149,051	$914,067	$631,662
Provision for income taxes	48,557	30,939	169,161	119,084
Income before income taxes	331,099	179,990	1,083,228	750,746

Amortization of purchased intangibles and acquired capitalized software	11,783	11,783	35,349	35,349
Debt issue cost related to debt refinancing, prepayment, and commitment fees	1,562	1,517	4,692	4,880
Severance	2,407	19,122	6,327	24,479
Transaction advisory fees and expenses	—	13	—	410
Termination of office leases	5	(6,510)	826	(6,489)
Gain on sale of RFQ-hub	—	—	—	(66,988)
Other	(7,687)	(13,682)	(6,207)	783
Share based compensation	33,804	26,882	101,625	71,341
Normalized Adjusted Net Income before income taxes	372,973	219,115	1,225,840	814,511
Normalized provision for income taxes (1)	89,514	52,589	294,202	195,483
Normalized Adjusted Net Income	$283,459	$166,526	$931,638	$619,028

Weighted Average Adjusted shares outstanding (2)	159,775,309	158,817,572	159,725,948	159,692,628

Basic earnings per share	$1.65	$0.86	$5.27	$3.60
Normalized Adjusted EPS	$1.77	$1.05	$5.83	$3.88

(1)Reflects U.S. federal, state, and local income tax rate applicable to corporations of approximately 24% for all periods presented.
(2)Assumes that (1) holders of all vested and unvested non-vesting Virtu Financial Units (together with corresponding shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of Class A Common Stock on a one-for-one basis, (2) holders of all Virtu Financial Units (together with corresponding shares of the Company’s Class D common stock, par value $0.00001 per share (the “Class D Common Stock”)) have exercised their right to exchange such Virtu Financial Units for shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) on a one-for-one basis, and subsequently exercised their right to convert the shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one basis. Includes additional shares from the dilutive impact of restricted stock units and restricted stock awards outstanding under the Second Amended and Restated 2015 Management Incentive Plan during the three and nine months ended September 30, 2026 and 2025.

The following tables reconcile Trading income, net to Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$819,716	$482	$—	$820,198
Commissions, net and technology services	17,614	154,612	—	172,226
Interest and dividends income	147,941	3,214	—	151,155
Brokerage, exchange, clearance fees and payments for order flow, net	(209,758)	(32,305)	—	(242,063)
Interest and dividends expense	(196,704)	(845)	—	(197,549)
Adjusted Net Trading Income	$578,809	$125,158	$—	$703,967

	Three Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$521,128	$7,932	$—	$529,060
Commissions, net and technology services	9,821	144,662	—	154,483
Interest and dividends income	125,076	2,343	—	127,419
Brokerage, exchange, clearance fees and payments for order flow, net	(147,522)	(30,734)	—	(178,256)
Interest and dividends expense	(164,374)	(1,317)	—	(165,691)
Adjusted Net Trading Income	$344,129	$122,886	$—	$467,015

	Nine Months Ended September 30, 2026
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$2,451,537	$14,498	$—	$2,466,035
Commissions, net and technology services	42,233	496,163	—	538,396
Interest and dividends income	416,325	8,234	—	424,559
Brokerage, exchange, clearance fees and payments for order flow, net	(538,331)	(101,546)	—	(639,877)
Interest and dividends expense	(576,027)	(4,715)	—	(580,742)
Adjusted Net Trading Income	$1,795,737	$412,634	$—	$2,208,371

	Nine Months Ended September 30, 2025
(in thousands)	Market Making	Execution Services	Corporate	Total
Trading income, net	$1,751,094	$20,745	$—	$1,771,839
Commissions, net and technology services	41,547	418,102	—	459,649
Interest and dividends income	357,407	7,471	—	364,878
Brokerage, exchange, clearance fees and payments for order flow, net	(514,136)	(88,120)	—	(602,256)
Interest and dividends expense	(458,296)	(3,936)	—	(462,232)
Adjusted Net Trading Income	$1,177,616	$354,262	$—	$1,531,878

The following table shows our Adjusted Net Trading Income and average daily Adjusted Net Trading Income by segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$578,809	$344,129	68.2%
Execution Services	125,158	122,886	1.8%
Adjusted Net Trading Income	$703,967	$467,015	50.7%

	Three Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$9,044	$5,419	66.9%
Execution Services	1,956	1,935	1.1%
Average Daily Adjusted Net Trading Income	$11,000	$7,354	48.6%

	Nine Months Ended September 30,
Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$1,795,737	$1,177,616	52.5%
Execution Services	412,634	354,262	16.5%
Adjusted Net Trading Income	$2,208,371	$1,531,878	44.2%

	Nine Months Ended September 30,
Average Daily Adjusted Net Trading Income by Segment (in thousands):	2026	2025	% Change
Market Making	$9,603	$6,348	51.3%
Execution Services	2,207	1,910	15.5%
Average Daily Adjusted Net Trading Income	$11,810	$8,258	42.2%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total Revenues

Our total revenues increased $329.1 million, or 39.9%, to $1,153.9 million for the three months ended September 30, 2026, compared to $824.8 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $291.1 million in Trading income, net due to higher trading volumes and increased opportunities across global markets, an increase of $23.8 million in Interest and dividends income driven by the level of trading assets held over periods when dividends are paid and the level of securities borrowing activities, and an increase of $17.7 million in Commissions, net and technology services due to strengthened institutional engagement during the three months ended September 30, 2026 compared to the same period in 2025.

The following table shows total revenues by segment for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in thousands, except for percentage)	2026	2025	% Change
Market Making
Trading income, net	$819,716	$521,128	57.3%
Interest and dividends income	147,941	125,076	18.3%
Commissions, net and technology services	17,614	9,821	79.4%
Other, net	1,507	11,992	(87.4)%
Total revenues from Market Making	$986,778	$668,017	47.7%

Execution Services
Trading income, net	$482	$7,932	(93.9)%
Interest and dividends income	3,214	2,343	37.2%
Commissions, net and technology services	154,612	144,662	6.9%
Other, net	4,723	(431)	NM
Total revenues from Execution Services	$163,031	$154,506	5.5%

Corporate
Other, net	$4,131	$2,266	82.3%
Total revenues from Corporate	$4,131	$2,266	82.3%

Consolidated
Trading income, net	$820,198	$529,060	55.0%
Interest and dividends income	151,155	127,419	18.6%
Commissions, net and technology services	172,226	154,483	11.5%
Other, net	10,361	13,827	(25.1)%
Total revenues	$1,153,940	$824,789	39.9%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $291.1 million, or 55.0% to $820.2 million for the three months ended September 30, 2026, compared to $529.1 million for the three months ended September 30, 2025. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the three months ended September 30, 2026 compared to the same period in 2025. Rather than analyzing trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Interest and dividends expense, Commissions, net and technology services and Brokerage, exchange, clearance fees and payments for order flow, net, each of which is described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $23.8 million, or 18.7%, to $151.2 million for the three months ended September 30, 2026, compared to $127.4 million for the three months ended September 30, 2025. This increase was primarily driven by higher interest income from increased securities borrowing transactions and higher dividends earned on market making trading assets held over periods when dividends are paid, compared to the same period in 2025. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $17.7 million, or 11.5%, to $172.2 million for the three months ended September 30, 2026, compared to $154.5 million for the three months ended September 30, 2025. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2025. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $3.4 million, to $10.4 million for the three months ended September 30, 2026, compared to $13.8 million for the three months ended September 30, 2025. The period-over-period variance was primarily driven by higher gains on settlement fund recoveries, in which we are eligible to participate based on our transactions in the applicable products, recorded during the three months ended September 30, 2025.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $237.0 million, or 50.7%, to $704.0 million for the three months ended September 30, 2026, compared to $467.0 million for the three months ended September 30, 2025. This increase was primarily attributable to higher Trading income, net, Interest and dividends income, and Commissions, net and technology services as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $3.6 million, or 48.6%, to $11.0 million for the three months ended September 30, 2026, compared to $7.4 million for the three months ended September 30, 2025. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Expenses

Our operating expenses increased $178.0 million, or 27.6%, to $822.8 million for the three months ended September 30, 2026, compared to $644.8 million for the three months ended September 30, 2025. The increase in operating expenses is primarily due to an increase in Brokerage, exchange, clearance fees and payments for order flow, net, Employee compensation and payroll taxes, and Interest and dividends expense.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage exchange, clearance fees and payments for order flow, net, increased $63.8 million, or 35.8%, to $242.1 million for the three months ended September 30, 2026, compared to $178.3 million for the three months ended September 30, 2025. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category representing direct costs associated with transacting business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $8.4 million, or 13.4%, to $71.2 million for the three months ended September 30, 2026, compared to $62.8 million for the three months ended September 30, 2025. This increase was primarily due to increased spending on colocation, connectivity, and communication networks maintained by our joint venture.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $41.3 million, or 26.2%, to $199.0 million for the three months ended September 30, 2026, compared to $157.7 million for the three months ended September 30, 2025. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $15.1 million and $9.3 million for the three months ended September 30, 2026, and 2025, respectively.

Interest and dividends expense. Interest and dividends expense increased $31.8 million, or 19.2%, to $197.5 million for the three months ended September 30, 2026, compared to $165.7 million for the three months ended September 30, 2025. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the same period during the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $9.9 million, or 39.8%, to $34.8 million for the three months ended September 30, 2026, compared to $24.9 million for the three months ended September 30, 2025. The increase was driven primarily by increases in occupancy expense and professional expense.

Depreciation and amortization. Depreciation and amortization increased $6.3 million, or 40.9%, to $21.7 million for the three months ended September 30, 2026, compared to $15.4 million for the three months ended September 30, 2025. The increase was driven primarily by an increase in depreciation expense related to leased equipment and software amortization expense compared to the same period in 2025.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software remained consistent at $11.8 million for the three months ended September 30, 2026 and the three months ended September 30, 2025. Included in Amortization of purchased intangibles and acquired capitalized software was the amortization of finite lived intangible assets acquired in connection with the acquisition of KCG and ITG.

Termination of office leases. Termination of office leases is related to the impairment of lease right-of-use assets, leasehold improvements, and fixed assets for certain abandoned or vacated office space. Termination of office leases was insignificant for the three months ended September 30, 2026, compared to $(6.5) million for the three months ended September 30, 2025. The expenses for the three months ended September 30, 2025 included a reduction of $6.5 million in cost related to asset retirement obligations that the Company previously recorded. See Note 17 “Leases” for further details.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees increased $0.1 million, or 6.7%, to $1.6 million for the three months ended September 30, 2026, compared to $1.5 million for the three months ended September 30, 2025. The change was primarily driven by commitment fees based on usage.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for both the three months ended September 30, 2026 and 2025. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long-term borrowings. Financing interest expense on long-term borrowings increased $9.9 million, or 29.7%, to $43.2 million for the three months ended September 30, 2026, compared to $33.3 million for the three months ended September 30, 2025. The increase was primarily attributable to a higher outstanding principal under the Senior Secured First Lien Term B-2 Loans, as described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rates were $48.6 million and 14.7% for the three months ended September 30, 2026, compared to $30.9 million and 17.2% for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Total Revenues

Our total revenues increased $777.0 million, or 29.2%, to $3,439.2 million for the nine months ended September 30, 2026, compared to $2,662.2 million for the nine months ended September 30, 2025. This increase was primarily attributable to an increase of $694.2 million in Trading income, net due to higher trading volumes and increased opportunities across global markets, an increase of $59.7 million in Interest and dividends income driven by the level of trading assets held over periods when dividends are paid and the level of securities borrowing activities, and an increase of $78.8 million in Commissions, net and technology services driven by strengthened institutional engagement during the nine months ended September 30, 2026 compared to the same period in 2025, partially offset by a decrease in Other, net primarily driven by gains on the sale and deconsolidation of RFQ-hub recognized during the nine months ended September 30, 2025.

The following table shows the total revenues by segment for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in thousands, except for percentage)	2026	2025	% Change
Market Making
Trading income, net	$2,451,537	$1,751,094	40.0%
Interest and dividends income	416,325	357,407	16.5%
Commissions, net and technology services	42,233	41,547	1.7%
Other, net	1,554	(4,266)	NM
Total revenues from Market Making	$2,911,649	$2,145,782	35.7%

Execution Services
Trading income, net	$14,498	$20,745	(30.1)%
Interest and dividends income	8,234	7,471	10.2%
Commissions, net and technology services	496,163	418,102	18.7%
Other, net	4,727	63,684	(92.6)%
Total revenues from Execution Services	$523,622	$510,002	2.7%

Corporate
Other, net	$3,949	$6,447	(38.7)%
Total revenues from Corporate	$3,949	$6,447	(38.7)%

Consolidated
Trading income, net	$2,466,035	$1,771,839	39.2%
Interest and dividends income	424,559	364,878	16.4%
Commissions, net and technology services	538,396	459,649	17.1%
Other, net	10,230	65,865	(84.5)%
Total revenues	$3,439,220	$2,662,231	29.2%

Trading income, net. Trading income, net was primarily earned by our Market Making segment. Trading income, net increased $694.2 million, or 39.2%, to $2,466.0 million for the nine months ended September 30, 2026, compared to $1,771.8 million for the nine months ended September 30, 2025. The increase was largely a result of higher trading volumes and increased opportunities across global markets during the nine months ended September 30, 2026 compared to the same period in 2025. Rather than analyzing Trading income, net in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income, together with Interest and dividends income, Commissions, net and technology services, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net, each of which are described below.

Interest and dividends income. Interest and dividends income was primarily earned by our Market Making segment. Interest and dividends income increased $59.7 million, or 16.4%, to $424.6 million for the nine months ended September 30, 2026, compared to $364.9 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was primarily driven by higher interest income from increased securities borrowing transactions and higher dividends earned on market making trading assets held over periods when dividends are paid, compared to the same period in the prior year. As indicated above, rather than analyzing interest and dividends income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Commissions, net and technology services. Commissions, net and technology services revenues were primarily earned by our Execution Services segment. Commissions, net and technology services revenues increased $78.8 million, or 17.1%, to $538.4 million for the nine months ended September 30, 2026, compared to $459.6 million for the nine months ended September 30, 2025. This increase was driven by higher client volumes and increasing institutional engagement compared to the same period in 2025. As indicated above, rather than analyzing commission income in isolation, we evaluate it in the broader context of our Adjusted Net Trading Income.

Other, net. Other, net decreased $55.7 million, or 84.5%, to $10.2 million for the nine months ended September 30, 2026, compared to $65.9 million for the nine months ended September 30, 2025. The decrease was primarily attributable to gains on the sale and deconsolidation of RFQ-hub and higher gains on settlement fund recoveries, in which we are eligible to participate based on our transactions in the applicable products, recorded during the nine months ended September 30, 2025, partially offset by higher remeasurement losses on certain digital assets held during the nine months ended September 30, 2025.

Adjusted Net Trading Income

Adjusted Net Trading Income, which is a non-GAAP measure, increased $676.5 million, or 44.2%, to $2,208.4 million for the nine months ended September 30, 2026, compared to $1,531.9 million for the nine months ended September 30, 2025. This increase was primarily attributable to higher Trading income, net, Interest and dividends income, and Commissions, net and technology services, as noted above, partially offset by higher Brokerage, exchange, clearance fees and payments for order flow, net and Interest and dividends expense as described below. Average daily Adjusted Net Trading Income increased $3.5 million, or 42.2%, to $11.8 million for the nine months ended September 30, 2026, compared to $8.3 million for the nine months ended September 30, 2025. Taking shortened trading days into consideration, for the nine months ended September 30, 2026, the number of trading days was 187.0 days, compared to 185.5 days for the nine months ended September 30, 2025. For a full description of Adjusted Net Trading Income and a reconciliation of Adjusted Net Trading Income to trading income, net, see “Non-GAAP Financial Measures and Other Items” in this “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Operating Expenses

Our operating expenses increased $444.5 million, or 23.3%, to $2,356.0 million for the nine months ended September 30, 2026, compared to $1,911.5 million for the nine months ended September 30, 2025. The increase was primarily driven by increases in Employee compensation and payroll taxes, Interest and dividends expense, and Brokerage, exchange, clearance fees and payments for order flow, net.

Brokerage, exchange, clearance fees and payments for order flow, net. Brokerage, exchange, clearance fees and payments for order flow, net, increased $37.6 million, or 6.2%, to $639.9 million for the nine months ended September 30, 2026, compared to $602.3 million for the nine months ended September 30, 2025. These costs vary period to period based upon the level and composition of our trading activities. We evaluate this category, representing direct costs associated with transacting our business, in the broader context of our Adjusted Net Trading Income.

Communication and data processing. Communication and data processing expense increased $23.8 million, or 12.9%, to $207.8 million for the nine months ended September 30, 2026, compared to $184.0 million for the nine months ended September 30, 2025. This increase was primarily attributable to increased spending on market data, colocation, and communication networks maintained by our joint venture.

Employee compensation and payroll taxes. Employee compensation and payroll taxes increased $210.8 million, or 51.0%, to $624.0 million for the nine months ended September 30, 2026, compared to $413.2 million for the nine months ended September 30, 2025. The increase in compensation levels was primarily attributable to an increase in accrued incentive compensation, which is recorded at management’s discretion and is generally accrued in connection with the overall level of profitability on a year-to-date basis, as well as the anticipated mix of cash and stock-based awards.

We have capitalized and therefore excluded employee compensation and benefits related to software development of $47.2 million and $30.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest and dividends expense. Interest and dividends expense increased $118.5 million, or 25.6%, to $580.7 million for the nine months ended September 30, 2026, compared to $462.2 million for the nine months ended September 30, 2025. This increase was primarily attributable to higher interest expense incurred on cash collateral received driven by an increase in securities lending transactions, as well as higher dividends expense with respect to securities sold, not yet purchased for the period compared to the prior year. As indicated above, rather than analyzing interest and dividends expense in isolation, we generally evaluate it in the broader context of our Adjusted Net Trading Income.

Operations and administrative. Operations and administrative expense increased $20.4 million, or 28.0%, to $93.3 million for the nine months ended September 30, 2026, compared to $72.9 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in occupancy expense and professional expense compared to the same period in the prior year.

Depreciation and amortization. Depreciation and amortization increased $9.5 million, or 20.2%, to $56.5 million for the nine months ended September 30, 2026, compared to $47.0 million for the nine months ended September 30, 2025. This increase was driven primarily by an increase in depreciation expense related to leased equipment and software amortization expense compared to the same period in the prior year.

Amortization of purchased intangibles and acquired capitalized software. Amortization of purchased intangibles and acquired capitalized software remained consistent at $35.3 million for the nine months ended September 30, 2026 and 2025. Included in Amortization of purchased intangibles and acquired capitalized software was the amortization of finite lived intangible assets acquired in connection with the acquisition of KCG and ITG.

Termination of office leases. Termination of office leases is related to the impairment of lease right-of-use assets, leasehold improvements, and fixed assets for certain abandoned or vacated office space. Termination of office leases increased $7.3 million to $0.8 million for the nine months ended September 30, 2026, compared to $(6.5) million for the nine months ended September 30, 2025. The expenses for the nine months ended September 30, 2025 included a reduction of $6.5 million in cost related to asset retirement obligations that the Company previously recorded. See Note 17 “Leases” for further details.

Debt issue cost related to debt refinancing, prepayment and commitment fees. Expense from debt issue cost related to debt refinancing, prepayment and commitment fees decreased $0.2 million, or 4.1%, to $4.7 million for the nine months ended September 30, 2026, compared to $4.9 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower commitment fees based on usage, partially offset by acceleration of debt issue cost related to the annual prepayment of the Senior Secured First Lien Term B-2 Loans described in Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Transaction advisory fees and expenses. Transaction advisory fees and expenses were insignificant for the nine months ended September 30, 2026 and 2025. These expenses, when incurred, are primarily in relation to our strategic investment portfolio.

Financing interest expense on long term borrowings. Financing interest expense on long-term borrowings increased $17.2 million, or 18.0%, to $112.9 million for the nine months ended September 30, 2026, compared to $95.7 million for the nine months ended September 30, 2025. This increase was primarily attributable to a higher outstanding principal under the Senior Secured First Lien Term B-2 Loans, as well as the completion in February 2025 of the amortization of the amounts in AOCI related to the interest rate swaps that were terminated in December 2023 described in Note 9 “Borrowings”.

Provision for income taxes

We incur corporate tax at the U.S. federal income tax rate on our taxable income, as adjusted for noncontrolling interest in Virtu Financial. Our income tax expense reflects such U.S. federal income tax as well as taxes payable by certain of our non-U.S. subsidiaries. Our provision for income taxes and effective tax rate was $169.2 million and 15.6% for the nine months ended September 30, 2026, compared to a provision for income taxes and effective tax rate of $119.1 million and 15.9% for the nine months ended September 30, 2025.

Liquidity and Capital Resources

General

As of September 30, 2026, we had $1,516.6 million in Cash and cash equivalents. This balance is maintained primarily to support operating activities, for capital expenditures and for short-term access to liquidity, and for other general corporate purposes. As of September 30, 2026, we had borrowings under our prime brokerage credit facilities of approximately $272.2 million, borrowings under our broker dealer facilities of $185.0 million, and long-term debt outstanding in an aggregate principal amount of approximately $2,551.8 million.

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

Long-term Liquidity and Capital Resources

Our principal demand for funds beyond the next twelve months will be payments on our long-term debt, operating lease payments, and dividend payments. Based on our current level of operations, we believe our cash flow from operations, and ability to raise funding, will be sufficient to fund capital demands.

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements entered into in connection with our IPO to make payments to certain direct or indirect equity holders of Virtu Financial or their permitted assignees (collectively, “TRA Parties”) that are generally equal to 85% of the applicable cash tax savings, if any, that we realize as a result of favorable tax attributes that are available to us as a result of the IPO and certain reorganization transactions undertaken in connection therewith, for exchanges of membership interests for Class A Common Stock or Class B Common Stock and payments made under the tax receivable agreements. We will retain the remaining 15% of any such cash tax savings. We expect that future payments to TRA Parties described in Note 5 “Tax Receivable Agreements” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q are expected to range from approximately $0.7 million to $23.2 million per year over the next 15 years. Such payments will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. We made payments totaling $155.8 million from February 2017 through September 2026. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. We currently expect to fund these payments from realized cash tax savings from the favorable tax attributes.

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

Broker Dealer Credit Facilities, Short-Term Bank Loans, and Prime Brokerage Credit Facilities

We maintain various broker-dealer facilities and short-term credit facilities as part of our daily trading operations. See Note 9 “Borrowings” of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for details on our various credit facilities. As of September 30, 2026, there was an outstanding principal balance on our broker-dealer facilities of $185.0 million, and the outstanding aggregate short-term credit facilities with various prime brokers and other financial institutions from which the Company receives execution or clearing services was approximately $272.2 million, which was netted within Receivables from broker-dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition of Part I Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

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

On September 23, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 to the Second Amended Credit Agreement (“Amendment No. 3”). Amendment No. 3 amended the Second Amended Credit Agreement (as amended, the “Third Amended Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $300.0 million, the proceeds of which were used for general corporate purposes, for a total Term B-2 Loan balance of $1,545.0 million.

On July 23, 2026 (the “Amendment No. 4 Effective Date”), the Company entered into Amendment No. 4 to the Third Amended Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Third Amended Credit Agreement (as amended, the “Credit Agreement”) to effect the issuance of incremental Senior Secured First Lien Term B-2 Loans in the amount of $500.0 million, the proceeds of which will be used for general corporate purposes, for a total Term B-2 Loan balance of $2,029.6 million (collectively, the “Term B-2 Loans”).

The Term B-2 Loans bear interest, at the Company’s election, at either (i) the greatest of (a) the prime rate in effect, (b) the greater of (1) the federal funds effective rate and (2) the overnight bank funding rate, in each case plus 0.50%, (c) term SOFR for a borrowing with an interest period of one month plus 1.0% and (d) 1.0%, plus, in each case, 1.50%, or (ii) the greater of (x) term SOFR for the interest period in effect and (y) 0%, plus, in each case, 2.50%. The Term B-2 Loans will mature on June 21, 2031 and amortize in annual installments equal to approximately 1.0% of the original aggregate principal amount of the Term B-2 Loans due on each anniversary of the Amendment No. 2 Effective Date. On February 19, 2026, the Company repaid $15.5 million. The Term B-2 Loans are also subject to contingent principal payments based on excess cash flow and certain other triggering events.

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

As of September 30, 2026, $2,029.6 million was outstanding under the current term loans. We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2026.

Senior Secured First Lien Notes

On June 21, 2024, VFH and Valor Co-Issuer, Inc., a subsidiary of Virtu Financial, (the “Co-Issuer”) completed the offering of $500.0 million aggregate principal amount of 7.50% senior secured first lien notes due 2031 (the “Notes”). The Notes were issued under an Indenture, dated as of June 21, 2024 (the “Indenture”), among VFH, the Co-Issuer, Virtu Financial and the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as the trustee and collateral agent. The Notes mature on June 15, 2031. Interest on the Notes accrues at 7.50% per annum, payable every six months through maturity on each June 15 and December 15, beginning on December 15, 2024. We refer to VFH and the Co-Issuer together as, the “Issuers.”

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

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
Net cash provided by (used in):	2026	2025
Operating activities	$461,070	$9,002
Investing activities	(152,046)	(37,783)
Financing activities	146,520	(144,362)
Effect of exchange rate changes on cash and cash equivalents	(6,602)	14,564
Net increase (decrease) in cash and cash equivalents	$448,942	$(158,579)

Operating Activities

Net cash provided by operating activities was $461.1 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2025. The change in net cash provided by operating activities was primarily attributable to higher Net income and movements in noncash adjustments for the nine months ended September 30, 2026 compared to the same period in the prior year.

Investing Activities

Net cash used in investing activities, which includes cash used with respect to capitalized software and cash used in the acquisition of property and equipment, was $152.0 million for the nine months ended September 30, 2026, compared with net cash used in investing activities of $37.8 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities was primarily attributable to increases in acquisition of property and equipment for the nine months ended September 30, 2026.

Financing Activities

Net cash provided by financing activities was $146.5 million for the nine months ended September 30, 2026, compared to Net cash used in financing activities of $144.4 million for the nine months ended September 30, 2025. The cash provided by financing activities for the nine months ended September 30, 2026 was primarily attributable to $498.8 million of net proceeds from long-term borrowings and $172.6 million of net proceeds from short-term borrowings, partially offset by $406.6 million in dividends to stockholders and distributions made to noncontrolling interests and $64.6 million in purchases of treasury stock. The cash used in financing activities of $144.4 million during the same period of 2025 primarily reflects $1,245.0 million of repayment of our previous long-term borrowings, $326.7 million in dividends to stockholders and distributions to noncontrolling interests, and $188.3 million purchase of treasury stock, partially offset by $1,545.0 million of net proceeds from long-term borrowings and $86.5 million of net proceeds from short-term borrowings.

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

We assess goodwill for impairment on an annual basis as of July 1st and on an interim basis when certain events or circumstances exist. In the impairment assessment as of July 1, 2026, we performed a qualitative assessment as described above for each reporting unit. No impairment of goodwill was identified.

Valuation of intangible assets involves the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, customer attrition rates, future tax rates, royalty rates, contributory asset charges, discount rate and the resulting cash flows. We amortize finite-lived intangible assets over their estimated useful lives. Our largest finite-lived intangible asset is customer relationships, which is being amortized over an estimated useful life of ten to twelve years. Had we used a shorter estimated useful life of seven years, the Company’s amortization expense would have been reduced by $11.8 million and increased by $3.6 million for the three months ended September 30, 2026 and 2025, respectively, and would have been reduced by $25.1 million and increased by $10.8 million for the nine months ended September 30, 2026 and 2025, respectively. We test finite-lived intangible assets for impairment when impairment indicators are present, and if impaired, they are written down to fair value.

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

In the normal course of business, we maintain inventories of exchange-listed and other equity securities, and to a lesser extent, fixed income securities, listed equity options, and digital assets. The fair value of these financial instruments at September 30, 2026 and December 31, 2025 was $13.8 billion and $10.6 billion, respectively, in long positions and $12.2 billion and $9.1 billion, respectively, in short positions. We also enter into futures contracts, which are recorded on our Condensed Consolidated Statements of Financial Condition within Receivable from brokers, dealers and clearing organizations or Payable to brokers, dealers and clearing organizations as applicable.

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

Approximately 22.6% and 19.1% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively, were denominated in non-U.S. dollar currencies. We estimate that a hypothetical 10% adverse change in the value of the U.S. dollar relative to our foreign denominated earnings would have resulted in decreases in total revenues of $77.9 million and $50.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes to Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in the “Legal and Regulatory Proceedings” section in Note 16 “Commitments, Contingencies and Guarantees” to the Company’s Condensed Consolidated Financial Statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

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

Total share repurchases for the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026
Class A Common Stock repurchases	47,861	$63.48	—	$302,812,949

August 1, 2026 - August 31, 2026
Class A Common Stock repurchases	55,393	$55.95	—	$302,812,949

September 1, 2026 - September 30, 2026
Class A Common Stock repurchases	6,705	$57.25	—	$302,812,949

Total Common Stock repurchases	109,959	$59.31	—	$302,812,949

(1) Includes the repurchase of 109,959 shares from employees in order to satisfy statutory tax withholding requirements upon the net settlement of equity awards for the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three and nine months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Plan of Conversion of Virtu Financial, Inc., dated November 4, 2026 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-37352) filed on November 5, 2026).

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtu Financial, Inc.

DATE:	November 6, 2026	By:	/s/ Aaron Simons
Aaron Simons
Chief Executive Officer

DATE:	November 6, 2026	By:	/s/ Cindy Lee
Cindy Lee
Chief Financial Officer